Form 10-K/A
EASTGROUP PROPERTIES
filed 1995-03-31
CIK 49600

--------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                --------------

                                 FORM 10-K/A

                            AMENDMENT TO FORM 10-K
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                             EASTGROUP PROPERTIES
                           -------------------------
            (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1994 as set forth in the pages attached hereto:

      Item 4.     Submission of Matters to a Vote of
                  Security Holders


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1995                           EASTGROUP PROPERTIES

                                          By    /s/ N. Keith McKey
                                                -----------------------
                                                N. Keith McKey
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Secretary














Item 4.  Submission of Matters to a Vote of Security Holders

      On December 16, 1994, EastGroup Properties ("the Trust") held its Annual Meeting of Shareholders. At the Annual Meeting, H.C. Bailey Jr., David H. Hoster II, Harold B. Judell, David M. Osnos,
C. Herbert Magruder, John N. Palmer and Leland R. Speed were elected Trustees of the Trust, each to serve until the 1996 Annual Meeting. The following is a summary of the voting for trustees:

                                    Votes             Votes
      Nominee                       For               Withheld
      -------                       ---------         --------
      H.C. Bailey, Jr.              2,724,629         15,535
      David H. Hoster II            2,725,479         14,685
      Harold B. Judell              2,722,279         17,885
      David M. Osnos                2,723,829         16,335
      C. Herbert Magruder           2,727,379         12,785
      John N. Palmer                2,723,286         16,878
      Leland R. Speed               2,725,229         14,935

At the Annual Meeting, the shareholders also voted on the EastGroup Properties 1994 Management Incentive Plan (the "1994 Incentive Plan"). The 1994 Incentive Plan provides for the issuance of grants with respect to 200,000 shares. The following is a summary of the voting for the 1994 Incentive Plan:

                              Votes       Votes                   Non
                              For         Against     Abstain     Vote
                              ---------   --------    --------    ------
      Approve 1994
      Incentive Plan          2,333,405   64,406      41,850      300,503

At the Annual Meeting, the shareholders also voted on the Amendment of the EastGroup Properties 1991 Trustees Stock Option Plan (the "Trustees Plan"). The amendments to the Trustees Plan (i) provide that each Non-Employee Trustee shall be granted an option to purchase 1,500 shares on the date of any annual meeting on which such Non-Employee Trustee is re-elected to the Board and (ii) increase the number of shares available under the Trustees Plan to 100,000. The following is a summary of the voting for the Amendments to the Trustees Plan:

                              Votes       Votes                   Non
                              For         Against     Abstain     Vote
                              ---------   --------    --------    ------
      Amend 1991
      Trustees Stock
      Option Plan             2,331,942   65,544      42,175      300,503