Form 10-Q
period 1995-03-31
EASTGROUP PROPERTIES
filed 1995-05-15
CIK 49600

SECURITIES AND EXCHANGE COMMISSION



                       WASHINGTON, DC   20549

     ----------------------------------------------------------
                              FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

        ---------------------------------------------------



For Quarter Ended March 31,1995

                  -------------

Commission File Number  1 - 7094

                        --------



                       EASTGROUP PROPERTIES

    ----------------------------------------------------------

       (Exact name of Registrant specified in its charter)



      Maryland                                    13-2711135

- - - - - - - -------------------------------       ---------------------------

(State or other jurisdiction of           (IRS Employer

 incorporation or organization)            Identification No.)





300 One Jackson Place

188 East Capitol Street

P.O. Box 22728

Jackson, Mississippi                              39201-2195

- - - - - - - ----------------------------------------      ------------------

(Address of principal executive offices)           Zip Code



Issuer's telephone number, including area code   (601) 354-3555

                                                 ---------------



- - - - - - - -----------------------------------------------------------------

           Former name, former address and former fiscal year,

                      if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         YES    X            NO
                               ---------           ----------



4,226,656 shares of beneficial interest ($1.00 par value) were outstanding at May 10, 1995.





EASTGROUP PROPERTIES



FORM 10-Q



TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 1995

- - - - - - - -----------------------------------------------------------------





Pages



Part I.  Financial Information




Item 1.     Consolidated financial statements



     Consolidated balance sheets, March 31, 1995

        and December 31, 1994



     Consolidated statements of income for the

        three months ended March 31, 1995 and 1994



     Consolidated statements of cash flow for the

        three months ended March 31, 1995 and 1994



     Consolidated statements of changes in

        shareholders' equity for the three months

        ended March 31, 1995 and 1994



     Notes to consolidated financial statements



Item 2.     Management's discussion and analysis of

            financial condition and results of operations





                        Part II. Other Information



Item 4.     Submission of Matters to a Vote of

            Security Holders



Item 6.     Exhibits and Reports on Form 8-K





                              Signatures



Authorized signatures





CONSOLIDATED BALANCE SHEETS

(In thousands, except per

 share data)                          March 31,     December 31,

                                        1995           1994

                                    ------------    ------------

                                     (Unaudited)
Assets
Real estate properties
  Industrial                        $     69,430    $     69,214
  Apartments                              51,271          51,076
  Office Buildings                        35,602          35,500
                                    ------------    ------------
                                         156,303         155,790
  Less accumulated depreciation          (17,150)        (15,888)
                                    ------------    ------------
                                         139,153         139,902
Mortgage loans                             8,791           8,817
Land and land purchase-leasebacks          1,872           2,320
Investment in real estate
  investment trust                           864             954
Cash and cash equivalents                    285             301
Other assets                               2,333           2,566
                                    ------------    ------------
                                    $    153,298    $    154,860
                                    ============    ============

Liabilities and Shareholders' Equity
Liabilities
Mortgage notes payable              $     39,329    $     39,558
Notes payable to banks                    27,752          28,671
Accounts payable and accrued expenses      1,164           1,167
Minority interests in joint ventures       2,885           2,848
Other liabilities                            390             440
                                    ------------    ------------
                                         71,520          72,684
                                    ------------    ------------
Shareholders' Equity
Shares of beneficial interest, par
  value $1.00 per share; authorized
  10,000,000 shares; issued 4,221,656
  shares in 1995 and 4,221,669 in 1994     4,222           4,222
Additional paid-in-capital                68,210          68,210
Unrealized gain on securities                 21              21
Undistributed earnings                     9,325           9,723
                                    ------------    ------------
                                          81,778          82,176
                                    ------------    ------------
                                    $    153,298    $    154,860
                                    ============    ============
   See accompanying notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
                                           Three Months Ended
                                                 March 31,
                                      --------------------------
                                           1995           1994
                                     -----------     ----------
Revenues
  Income from real estate operations  $     6,895     $    4,810
  Land rents                                   80            163
  Equity in earnings of real estate
    investment trust                            9            118
  Interest:
    Mortgage loans                            276            263
    Other interest                              -             11
  Other                                        23             30
                                      -----------     ----------
                                            7,283          5,395
                                      -----------     ----------
Expenses
Operating expenses from
  real estate operations                    2,750          2,098
Interest expense                            1,451            731
Depreciation and amortization               1,393            934
Minority interests in joint ventures           73             20
General and administrative expense            526            459
Stock appreciation rights
  (recovery) expense                            -           (141)
                                      -----------     ----------
                                            6,193          4,101
                                      -----------     ----------
     Income from operations                 1,090          1,294
                                      -----------     ----------
Gain on investments
  Real estate                                 412              -
                                      -----------     ----------
     Net Income                       $     1,502     $    1,294
                                      ===========     ==========
Per share of beneficial interest
  Income from operations              $       .26     $      .34
  Gain on investments                         .10              -
                                      -----------     ----------
     Net Income                       $       .36     $      .34
                                     ===========     ==========

Weighted average shares outstanding         4,222          3,803
                                      ===========     ==========

See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                           Three Months Ended
                                                 March 31,
                                      --------------------------
                                           1995           1994
                                      -----------   ------------
Operating Activities
 Net income                           $     1,502    $     1,294
 Adjustments to reconcile
  net income to net cash provided
  by operating activities:
   Depreciation and amortization            1,393            934
   Stock appreciation rights                    -           (141)
   Gain on investments, net                  (412)             -
   Real estate investment trust:
     Equity in earnings                        (9)          (118)
     Dividends received from operations        12             18
   Other                                      (29)            (8)
                                      -----------     ----------
Funds from operations                       2,457          1,979
  Changes in operating assets
  and liabilities:
    Accred income and other assets            548             16
    Accrued payable, accrued expenses
      and prepaid rent                        120            388
                                      -----------     ----------
Net cash provided by
  operating activities                      3,125          2,383
                                      -----------     ----------
Investing Activities
  Payments on mortgage loans
    receivable                                 26             15
  Sale of real estate investments             862              -
  Purchase of real estate                       -        (10,416)
  Purchases of real estate improvements      (515)        (1,478)
  Return of capital dividends                  87              -
  Change in other assets and
    other liabilities                        (553)          (398)
                                       ----------     ----------
Net cash used in
  investing activities                        (93)       (12,277)
                                      -----------     ----------
Financing Activities
  Proceeds from bank borrowings             4,592          2,310
  Principal payments on bank borrowings    (5,511)       (19,303)
  Principal payments on mortgage notes
    payable and improvement bonds            (229)        (5,612)
  Distributions paid to shareholders       (1,900)        (1,811)
  Proceeds from issuance of stock               -         32,169
                                      -----------     ----------
Net cash provided by (used in)
  financing activities                     (3,048)         7,753
                                      -----------     ----------
Decrease in cash and
  cash equivalents                            (16)        (2,141)
Cash and cash equivalents at
  beginning of period                         301          2,690
                                      -----------     ----------
Cash and cash equivalent at
  end of period                       $       285     $      549
                                      ===========     ==========

Supplemental Cash Flow Information:
  Cash paid for interest                    1,467            861

See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except for per share data)

                                           Three Months Ended
                                                 March 31,
                                       -------------------------
                                          1995           1994
                                      ----------     -----------
Shares of beneficial interest,
$1.00 par value
  Balance at beginning                $     4,222     $    2,461
  Issuance of shares                            -          1,750
                                      -----------     ----------
  Balance at end of period                  4,222          4,211
                                      -----------     ----------

Additional paid-in-capital
  Balance at beginning                     68,210         38,257
  Issuance of shares                            -         30,419
                                      -----------     ----------
  Balance at end of period                 68,210         68,676
                                      -----------     ----------

Undistributed earnings
  Balance at beginning of period            9,723          8,083
  Net income                                1,502          1,294
  Cash dividends declared:
    $.45 per share in 1995                 (1,900)             -
                                      -----------     ----------
  Balance at end of period                  9,325          9,377
                                      -----------     ----------

Unrealized gain on securities
  Balance at beginning of period               21              -
  Change in unrealized gain                     -             28
                                      -----------     ----------
  Balance at end of period                     21             28
                                      -----------     ----------
Total shareholders' equity            $    81,778     $   82,292
                                      ===========     ==========


See accompanying notes to consolidated financial statements



Notes to Consolidated Financial Statements (Unaudited)



(1)  Basis of Presentation



    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the annual report and the notes thereto.



(2) Reclassifications



     Certain reclassifications have been made in the fiscal 1994 financial statements to conform to the fiscal 1995 classifications.



(3)   Subsequent Events



      On April 3, 1995, the Trust purchased 383,775 shares (17.4%) of LNH REIT, Inc. ("LNH") and the other 50% of LNH REIT Managers, a partnership which provides management services to LNH. These purchases were made from Walker Investments, L.P., and related entities for a total of $3,070,200. After this purchase, the Trust owns 515,200 shares (23.4%) of LNH. The Trust borrowed $3,000,000 from a bank to finance the acquisition. The loan which matures April 5, 1996, bears interest at the prime rate and is secured by the shares of LNH.





     On April 17, 1995, the Trust purchased 187,000 shares
(5.22%) of Copley Properties, Inc., ("Copley"), a real estate investment trust, for $1,870,000.



     In April 1995, the Trust increased its revolving line of credit from $5,000,000 to $7,000,000 with interest at the prime rate and a maturity date of April 30, 1996.

     In April 1995, the Trust accepted a deed in lieu of foreclosure on the 108 unit EastGate Apartments leasehold improvements in Wichita, Kansas, after the owners defaulted on payments to the Trust. The mortgage loan had a face value of $2,000,000 and a carrying value of $1,009,000, and the land purchase-leaseback had a carrying value of $225,000. The Trust obtained legal title to the property in April 1995. No gain or loss will be recorded for financial reporting purposes relating to the foreclosure. The Trust expects to spend approximately $200,000 during 1995 in capital improvements to the property.



     The Trust has a contract for the sale of its Iroquois land purchase-leaseback investment with a carrying value of $320,000 for cash of $1,195,000 which is scheduled to close no later than June 30, 1995.





EASTGROUP PROPERTIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

(Comments are for the balance sheet dated March 31, 1995, compared to December 31, 1994.)



     Real estate properties increased $513,000 during the first quarter of 1995 as a result of capital improvements on existing
Trust properties. Accumulated depreciation increased $1,262,000 due to recent purchases of real estate properties.



     Mortgage loans receivable decreased $26,000 during the first quarter of 1995. This decrease in mortgage loans receivable was the result of scheduled principal payments received of $54,000, offset by amortization of loan discounts of $28,000.



     Land and land purchase-leaseback investments decreased $448,000 during the first quarter of 1995, primarily as a result of the sale of the Winchester Ranch ("Winchester") land purchase-leaseback investment. In February 1995, the Trust sold its Winchester land purchase-leaseback investment in Dallas, Texas for $862,000 and recognized a gain of $412,000.



     Investments in real estate investment trusts decreased from $954,000 at December 31, 1994 to $864,000 at March 31, 1995.
During the first quarter of 1995, the Trust recognized $9,000 of equity in earnings of LNH offset by dividends received of $99,000. In April 1995, the Trust increased its ownership in Investments in real estate investment trusts as described under "Liquidity and Capital Resources".



     Other assets decreased $233,000 during the first quarter of 1995, primarily as a result of capitalized leasing commissions of $245,000, offset by amortization of $129,000. Also, the Trust incurred $120,000 in development costs for the construction of a 36,400 square foot distribution building at the Phillips Distribution Center in southeastern Jacksonville. These costs will be transferred to real estate properties upon completion of the building. These increases were offset by the receipt of $422,000 from a bankruptcy settlement related to the motel loans that was accrued at December 31, 1994.



     Mortgage notes payable decreased $229,000 during the first three months of 1995 as a result of scheduled principal repayments.



     Notes payable to banks decreased from $28,671,000 at December 31, 1994 to $27,752,000 at March 31, 1995. On January 9, 1995, $1,280,000 was borrowed on the acquisition line and the proceeds reduced the working capital line. As of March 31, 1995, the acquisition line had a balance of $25,327,000 and the working capital line had a balance of $2,425,000.



     Undistributed earnings decreased from $9,723,000 at December 31, 1994 to $9,325,000 at March 31, 1995 as a result of dividends declared of $1,900,000 exceeding net income for financial reporting purposes of $1,502,000.



RESULTS OF OPERATIONS

(Comments are for the three months ended March 31, 1995, compared to the three months ended March 31, 1994.)



    Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $1,433,000 or 53% for the three months ended March 31,1995 compared to the three months ended March 31, 1994.



     Property net operating income (loss) and percentage leased by property type were as follows:







                              PNOI             Percentage Leased
                            March 31                March 31
                       ------------------      ------------------
                         1995      1994          1995      1994
                       -------    -------      -------    -------
                         (In thousands)


Industrial             $ 1,815    $   963          97%        92%
Apartments               1,438        928          97         97
Office Buildings           900        829          92         91
Other                       (8)        (8)          -          -
                       -------    -------
Total PNOI             $ 4,145   $  2,712
                       =======    =======



     PNOI from industrial properties increased $852,000 for the three months ended March 31, 1995, compared to March 31, 1994. This is primarily the result of the acquisition of Exchange Distribution Center ("Exchange") in May 1994, Jetport 516 Commerce Park ("JetPort 516") in May 1994, Phillips Distribution Center ("Phillips") in July 1994, Northwest Point Business Park ("Northwest") in September 1994, Westport Commerce Center ("WestPort") in October 1994 and Baxter Warehouse ("Baxter") in December 1994. Industrial properties held throughout the three months ended March 31, 1995 and 1994 showed an increase in PNOI of 27% for 1995. Also contributing to the increase in PNOI from industrial properties was improved operations at Rampart Distribution Center ("Rampart"), Jetport Commerce Park ("Jetport"), 56th Street Commerce Park ("56th Street") and Lake Pointe Business Park ("Lake Pointe"). The Trust's apartment properties increase in PNOI of $510,000 for the three months ended March 31, 1995 compared to March 31, 1994 is attributable primarily to the acquisition of Plantations at Killearn ("Plantations") in April 1994, Hampton House Apartments ("Hampton") in August 1994 and Grande Pointe Apartments ("Grande Pointe") in September 1994. PNOI from the Trust's office buildings increased $71,000 as a result of the acquisition of Santa Fe in February 1994, offset by reduced occupancy at Leesburg Pike.



     Land rents decreased $83,000 primarily as a result of the sale of the Parklane on Peachtree and Winchester Ranch land purchase-leaseback investments.



     Equity in earnings from LNH of $9,000 was recorded during the three months ended March 31, 1995, compared to $118,000 in 1994.



     Interest income on mortgage loans increased $13,000 for the three months ended March 31, 1995 compared to 1994, as a result of interest income from mortgage loans made by the Trust to the co-owner of WestPort and Exchange, offset by interest which was not accrued on the EastGate mortgage note receivable, which was foreclosed on in April 1995. The Trust is negotiating a restructuring of the four past due motel mortgage loans with the borrower. Although the Trust may restructure certain of these loans, the Trust does not believe, based on the value of its collateral, that any additional allowances will be required.



     Interest expense to banks increased as a result of higher average bank borrowings on the Trust's revolving line of credit and the acquisition line of credit and an increase in the prime rate by approximately 2.5% during the year.



     At the Trust's annual meeting on December 16, 1994, the shareholders voted to implement a new incentive compensation plan which eliminated stock appreciation rights and incentive compensation units. Stock appreciation rights expense (recovery), which was adjusted quarterly based on fluctuations in the Trust's quoted share price, was ($141,000) for the three months ended March 31, 1994.



     General and administrative expenses increased $67,000 for the three months ended March 31, 1995 compared to 1994 as a result of the increase in total assets from the 1994 acquisitions.



     In February 1995, the Trust sold its Winchester Ranch land purchase-leaseback investment for $862,000. For financial reporting purposes, the Trust recognized a gain of $412,000 on the sale.



     The Trust and the real estate investment trust industry consider funds from operations, defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures, to be an important measure of performance for an equity real estate investment trust. The Trust acquires, evaluates and sells properties based upon net operating income without taking into account property depreciation and amortization charges and utilizes funds from operations, together with other factors, in setting shareholder distribution levels. Funds from operations differ from cash flows from operating activities set forth in the Statements of Cash Flows in the Trust's financial statements primarily because funds from operations do not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Funds from operations for the three months ended March 31, 1995 were $2,457,000 compared to $1,979,000 in 1994. The increase in funds from operations is due to improved property net operating income from the industrial properties held in both 1994 and 1995 and to the Trust's acquisitions in 1994. Property net operating income for the industrial properties held in both 1994 and 1995 increased 27% for the three months ended March 31, 1995 compared to 1994. Properties acquired in 1994 provided $1,463,000 or 35% of the Trust's total property net operating income for the three months ended March 31, 1995.



    The real estate investment trust industry has recommended supplemental disclosures to funds from operations concerning capital expenditures, leasing costs, financing costs and straight-line rents.



     The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures in the three months ended March 31, 1995 by category are as follows:



         Upgrades on acquisitions           $ 224,000
         Major Renovation                      16,000
         Tenant improvements:
           New tenants                        171,000
           Renewal tenants                     23,000
         Other                                 81,000
                                            ---------
                                            $ 515,000
                                            =========



     For the three months ended March 31, 1995, the Trust capitalized $206,000 of leasing costs, which included $204,000 related to new tenants and $2,000 related to renewal tenants, and $39,000 of financing costs and included these amounts in other assets. The Trust amortized $74,000 related to capitalized leasing costs and $56,000 related to financing costs and included these amounts in depreciation and amortization expense. Leasing costs are amortized over the life of the lease and financing costs are amortized over the life of the loan.

     Rental income included straight-line rent of $28,000 for the three months ended March 31, 1995.



LIQUIDITY AND CAPITAL RESOURCES



    Funds from operations were $2,457,000 for the three months ended March 31, 1995. The Trust distributed $1,900,000 of this amount in dividends which left $557,000 for other purposes. Other sources of funds were collections on mortgage loan receivables, sale of real estate investments, bank borrowings on the $5,000,000 working capital line and the $45,000,000 acquisition line. Primary uses of these funds were for capital improvements at the various properties, bank debt payments and mortgage note payments. Total debt at March 31, 1995 is as follows:



                                               (In thousands)



     Mortgage notes payable - fixed rate          $ 37,052
     Mortgage notes payable - floating rate          2,277
     Bank notes payable - floating rate             27,752
                                                  --------
     Total debt                                   $ 67,081
                                                  ========



     A one percent increase in the prime interest rate increases interest expense $300,000 on an annual basis. The Trust is currently in the process of obtaining approximately $24,000,000 in nonrecourse fixed rate financing with 10 year terms.
Interest rates of 8.688% on $5,950,000 and 8.125% on $11,000,000 have been fixed and the Trust expects the remaining amounts to have favorable rates based on presently prevailing interest rates. The Trust is also contemplating selling properties that do not meet its continuing strategy, and using the proceeds to reduce floating rate debt. The Trust does not anticipate a return to the capital markets until its stock price improves.



     In April 1995, the Trust increased its revolving line of credit from $5,000,000 to $7,000,000 with interest at prime and a maturity date of April 30, 1996. The increase in the line provided funds for the acquisition of 187,000 shares of Copley Properties, Inc. in April 1995 for $1,870,000. Borrowings on this line were $2,425,000 at March 31, 1995. The Trust also has a $45,000,000 acquisition line, which bears interest at the prime rate plus .125% and matures on April 30, 1997. Borrowings on this line were $25,327,000 at March 31, 1995. The acquisition note's principal balance must be reduced to $1,000 by May 31, 1996 or the Trust cannot request additional advances under the line and the total outstanding balance of the line must be reduced to $30,000,000 by December 1, 1996.



     In April 1995, the Trust borrowed $3,000,000 from a bank to finance the acquisition of 383,775 shares of LNH. The loan matures April 5, 1996 with interest at the prime rate secured by the shares of LNH.



     Budgeted capital expenditures for the year ending December
31, 1995 are as follows:





                                             (In thousands)
                                              -------------
         Upgrades on acquisitions             $         765
         New development costs                          957
         Tenant Improvements:
           New Tenants                                  764
           Renewal Tenants                              308
         Other                                          619
                                              -------------
                                              $       3,413
                                              =============



     The Trust anticipates that its current cash balance, operating cash flow and borrowings (including borrowings under the revolving line of credit) will be adequate to pay the Trust's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.





EASTGROUP PROPERTIES



PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders



         None



Item 6.  Exhibits and reports on Form 8-K



         Items reported                     Document Filed Date
         --------------                     -------------------
         None



SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:  May 15, 1995                 EASTGROUP PROPERTIES





                                     BY:  /s/ Diane W. Hayman
                                        ----------------------
                                        Diane W. Hayman, CPA
                                        Controller

                                         /s/ N. Keith McKey
                                        ----------------------
                                        N. Keith McKey, CPA
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Secretary