Form 10-Q/A
period 1995-03-31
EASTGROUP PROPERTIES
filed 1995-05-16
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

- ---------------------------------------------------------------

FORM 10-Q/A



AMENDMENT TO FORM 10-Q/A

filed Pursuant to

THE SECURITIES EXCHANGE ACT OF 1934



EASTGROUP PROPERTIES

- -----------------------------

(Exact name of registrant as specified in its charter)



AMENDMENT NO. 1

- --------------------------------



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended March 31, 1995 as set forth in the pages attached hereto:



     Part I



     Item 1.  Consolidated Fianancial Statements



     Item 2.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations



     Part II



     Item 6.  Exhibits



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 16, 1995                EASTGROUP PROPERTIES

                                   BY: /s/ N. Keith McKey

                                     --------------------

                                     N. Keith McKey

                                     Executive Vice President

                                     Chief Financial Officer

                                     and Secretary

EASTGROUP PROPERTIES



FORM 10-Q/A



TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 1995

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

                                      ===========     ==========



See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

                                           Three Months Ended

                                                 March 31,

                                      --------------------------

                                           1995           1994

                                      -----------     ----------
Operating Activities

 Net income                           $     1,502    $     1,294
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



See accompanying notes to consolidated financial statements







CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands, except for per share data)



                                           Three Months Ended

                                                 March 31,

                                       -------------------------

                                          1995           1994
                                       ----------     ----------


Shares of beneficial interest,

$1.00 par value

  Balance at beginning                $     4,222     $    2,461

  Issuance of shares                            -          1,750

                                      -----------     ----------
   Balance at end of period                 4,222          4,211

                                      -----------     ----------



Additional paid-in-capital

  Balance at beginning                     68,210         38,257

  Issuance of shares                            -         30,419

                                      -----------     ----------

  Balance at end of period                 68,210         68,676
                                      -----------     ----------

Undistributed earnings

  Balance at beginning of period            9,723          8,083

  Net income                                1,502          1,294

  Cash dividends declared:

    $.45 per share in 1995                 (1,900)             -

                                      -----------     ----------

  Balance at end of period                  9,325          9,377
                                      -----------     ----------

Unrealized gain on securities

  Balance at beginning of period               21              -

  Change in unrealized gain                     -             28

                                      -----------     ----------

  Balance at end of period                     21             28

                                      -----------     ----------

Total shareholders' equity            $    81,778     $   82,292
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



PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders



         None





Item 6.  Exhibits and reports on Form 8-K



         Exhibit 27 - Financial Data Schedule attached hereto.

         No reports on Form 8-K were filed during the current reporting period.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:  May 16, 1995                 EASTGROUP PROPERTIES





                                     BY:  /s/ Diane W. Hayman

                                        ----------------------

                                        Diane W. Hayman, CPA

                                        Controller



                                         /s/ N. Keith McKey

                                        ----------------------

                                        N. Keith McKey, CPA

                                        Executive Vice President,

                                        Chief Financial Officer

                                        and Secretary