Form 10-Q
period 1995-06-30
EASTGROUP PROPERTIES
filed 1995-08-11
CIK 49600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC   20549
     -----------------------------------------------------------
                           FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
        ---------------------------------------------------

For Quarter Ended June 30, 1995
                 -------------
Commission File Number  1 - 7094
                      -----------

                       EASTGROUP PROPERTIES
    ----------------------------------------------------------
       (Exact name of Registrant specified in its charter)

      Maryland                                13-2711135
- -------------------------------       ---------------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)               Identification No.)


300 One Jackson Place
188 East Capitol Street
P.O. Box 22728
Jackson, Mississippi                              39201-2195
- ----------------------------------------      ------------------
(Address of principal executive offices)           Zip Code

Issuer's telephone number, including area code   (601) 354-3555
                                                 ---------------

- -----------------------------------------------------------------
           Former name, former address and former fiscal year,
                      if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X            NO
                        ---------          ---------

4,226,656 shares of beneficial interest ($1.00 par value) were outstanding at August 2, 1995.

                      EASTGROUP PROPERTIES

                            FORM 10-Q

                        TABLE OF CONTENTS
               FOR THE QUARTER ENDED JUNE 30, 1995
- -----------------------------------------------------------------


                                                            Pages

                 Part I.  Financial Information

Item 1.     Consolidated financial statements

     Consolidated balance sheets, June 30, 1995
        and December 31, 1994

     Consolidated statements of income for the three months and six months ended
        June 30, 1995 and 1994

     Consolidated statements of cash flow for the six months ended June 30, 1995 and 1994

     Consolidated statements of changes in
        shareholders' equity for the six months
        ended June 30, 1995 and 1994

     Notes to consolidated financial statements

Item 2.     Management's discussion and analysis of
            financial condition and results of operations


                        Part II. Other Information

Item 4.     Submission of Matters to a Vote of
            Security Holders

Item 6.     Exhibits and Reports on Form 8-K


                              Signatures

Authorized signatures
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                       June 30,  December 31,
                                         1995        1994
                                     ----------- -----------
Assets
Real estate properties
   Industrial                        $   70,629  $    69,214
   Apartments                            52,718       51,076
   Office Buildings                      35,614       35,500
                                     ----------- -----------
                                        158,961      155,790
   Less accumulated depreciation        (18,458)     (15,888)
                                     ----------- -----------
                                        140,503      139,902
Mortgage loans                            7,192        8,817
Land and land purchase-leasebacks         1,327        2,320
Investment in real estate
   investment trusts                      6,097          954
Cash and cash equivalents                    90          301
Other assets                              2,538        2,566
                                     ----------- -----------
                                        157,747  $   154,860
                                     =========== ===========
Liabilities and Shareholders'Equity
Liabilities
Mortgage notes payable                   41,604  $    39,558
Notes payable to banks                   29,681       28,671
Accounts payable and accrued expenses
                                          1,487        1,167
Minority interests in joint ventures
                                          2,331        2,848
Other liabilities                           370          440
                                     ----------- -----------
                                         75,473       72,684
                                     ----------- -----------
Shareholders' Equity

Shares of beneficial interest, par
value $1.00 per share; authorized
10,000,000 shares; issued 4,226,656
shares in 1995 and 4,221,669 in
1994                                      4,227        4,222
Additional paid-in-capital               68,269       68,210
Unrealized gain on securities               105           21
Undistributed earnings                    9,673        9,723
                                     ----------- -----------
                                         82,274       82,176
                                     ----------- -----------
                                        157,747  $   154,860
                                     =========== ===========
   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
                                           Three Months Ended      Six Months Ended
                                                June 30,                June 30,
                                         ---------------------  -------------------
                                             1995        1994       1995      1994
                                        ---------   ---------  ---------  ---------
Revenues
Income from real estate operations      $   7,233      5,582       14,128   10,392
Land rents                                     57         69          137      232
Equity in earnings of real estate
   investment trust                           144         13          153      131
Interest:
   Mortgage loans                             269        256          545      519
   Other interest                               -          1            -       12
Other                                          77         44          100       74
                                        ---------   --------     -------- --------
                                            7,780      5,965       15,063   11,360
                                        ---------   --------     -------- --------
Expenses
Operating expenses from
   real estate operations                   2,943      2,292        5,693    4,390
Interest expense                            1,552        704        3,003    1,435
Depreciation and amortization               1,442      1,040        2,835    1,974
Minority interests in joint ventures           72         45          145       65
General and administrative expense            560        548        1,086    1,007
Stock appreciation rights
   (recovery) expense                           -          5            -     (136)
                                        ---------   --------     -------- --------
                                            6,569      4,634       12,762    8,735
                                        ---------   --------     -------- --------
     Income from operations                 1,211      1,331        2,301    2,625
                                        ---------   --------     -------- --------
Gain on investments
   Real estate                              1,039      2,494        1,451    2,494
                                        ---------   --------     -------- --------
     Net Income                         $   2,250      3,825        3,752    5,119
                                        =========   ========     ======== ========

Per share of beneficial interest
   Income from operations                     .29        .32          .55      .66
   Gain on investments                        .24        .59          .34      .62
                                        ---------   --------     -------- --------
     Net Income                               .53        .91          .89     1.28
                                        =========   ========     ======== ========
Weighted average shares outstanding         4,225      4,211        4,223    4,008
                                        =========   ========     ======== ========





           See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                             Six Months Ended
                                                  June 30,
                                          -----------------------
                                               1995        1994
                                          ----------  ----------
Operating Activities
  Net Income                              $   3,752   $   5,119
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization             2,835       1,974
    Stock appreciation rights                     -        (136)
    Gain on investments, net                 (1,451)     (2,494)
    Real estate investments trust:
      Equity in earnings                       (153)       (131)
      Dividends received from operations         58          36
    Other                                       (59)        (20)
                                          ---------   ---------
Funds from operations                         4,982       4,348
  Changes in operating assets
  and liabilities:
    Accrued income and other assets             561         (22)
    Accrued payable, accrued expenses
      and prepaid rent                         (132)       (103)
                                          ---------   ---------
Net cash provided by operating activities     5,411       4,223
                                          ---------   ---------
Investing Activities
  Payments on mortgage loans receivable         616        (675)
  Advances on mortgage loans receivable           -          30
  Sale of real estate investments             2,357       3,491
  Purchase of real estate                         -     (20,224)
Purchase of real estate investment trusts
shares                                       (5,062)          -
  Purchases of real estate improvements      (2,080)     (2,542)
  Return of capital dividends                    87           -
  Change in other assets and
    other liabilities                          (857)       (514)
                                          ---------   ---------
Net cash used in investing activities        (4,939)   ( 20,434)
                                          ---------   ---------
Financing Activities
  Proceeds from mortgage notes payables       2,500       6,000
  Proceeds from bank borrowings              13,586       8,945
  Principal payments on bank borrowings     (12,576)    (23,734)
  Principal payments on mortgage notes
    payable                                    (455)     (5,776)
  Distributions paid to shareholders         (3,802)     (3,622)
  Net proceeds from issuance of stock             -      32,169
  Proceeds on exercise of options               160           -

Purchases of shares of beneficial
interest                                        (96)          -
                                          ---------   ---------
Net cash provided by (used in)
  financing activities                         (683)     13,982
                                          ---------   ---------
Decrease in cash and cash equivalents          (211)     (2,229)
Cash and cash equivalents at
  beginning of period                           301       2,690
                                          ---------   ---------
Cash and cash equivalent at end of period        90         461
                                          =========   =========
Supplemental Cash Flow Information:
  Cash paid for interest                      3,011       1,489
  Debt assumed by Trust in purchase of
    real estate                                   -         493

   See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except for per share data)
                                             Six Months Ended
                                                  June 30,
                                          -----------------------
                                             1995        1994
                                          ----------  ----------
Shares of beneficial interest,
$1.00 par value
  Balance at beginning                    $   4,222       2,461
  Issuance of shares                              5       1,750
                                          ---------   ---------
  Balance at end of period                    4,227       4,211
                                          ---------   ---------
Additional paid-in-capital
  Balance at beginning                       68,210      38,257
  Issuance of shares                             59      30,419
                                          ---------   ---------
  Balance at end of period                   68,269      68,676
                                          ---------   ---------
Undistributed earnings
  Balance at beginning of period              9,723       8,083
  Net income                                  3,752       5,119
  Cash dividends declared:
   $.90 per share in 1995, and
   $.86 per share in 1994                    (3,802)     (3,622)
                                          ---------   ---------
  Balance at end of period                    9,673       9,580
                                          ---------   ---------
Unrealized gain on securities
  Balance at beginning of period                 21           -
  Change in unrealized gain                      84          28
                                          ---------   ---------
  Balance at end of period                      105          28
                                          ---------   ---------
Total shareholders' equity                $  82,274      82,495
                                          =========   =========


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


(3)   Subsequent Events

     On July 12, 1995, the interest rates on the bank credit facilities were reduced from the prime rate to the London
Interbank Offered Rate ("LIBOR") plus 2.0%, currently 7.875%.
There is also a .25% fee on the unused amount of the $7 million credit line and the acquisition credit line. The acquisition credit line was reduced from $45 million to $27 million effective
July 12, 1995 and will be reduced to $15 million effective
September 1, 1995. The Trust owes $18,860,000 on the acquisition line as of August 10, 1995. The Trust is currently in the process of obtaining an additional $26 million of nonrecourse, fixed rate financing.

     On July 28, 1995, the Trust received $3,350,000 from the first mortgage on WestPort Commerce Center ("WestPort"), the terms of the first mortgage on WestPort provide for a 8.0%
interest rate, monthly principal and interest payments of $21,016 beginning September 1, 1995 and a final maturity on August 1, 2005. The Trust used $3,087,500 of the proceeds to pay down the acquisition line of credit and the balance after escrows and settlement costs to reduce the working capital line of credit.
Also, the Trust received a paydown of $813,000 on the WestPort mortgage loan made by the Trust to the co-owner of WestPort.

     On August 3, 1995, the Trust received $5,950,000 from the first mortgage on the LaVista Crossing Apartments ("LaVista").
The terms of the first mortgage on LaVista provide for a 8.688%
interest rate, monthly principal and interest payments of $48,667 beginning October 1, 1995 and a final maturity on September 1, 2005. The Trust used $3,380,000 of the proceeds to pay down the acquisition line of credit and the balance of the proceeds after escrows and settlement costs and borrowings of $510,000 on the bank line to pay off the Country Club mortgage note of $2,267,000.

     The Trust has a contract for the sale of its Cascade VII office building in Columbus, Ohio (which has a carrying value of $1,500,000) for cash of $1,300,000 and a note receivable of $200,000 with an interest rate of 10% and a five year maturity.
The contract is scheduled to close August 15, 1995. Also, the Trust has a contract for the sale of the Sunchase Apartments in Corpus Christi, Texas. The closing of this transaction is subject to several contingencies and is tentatively scheduled for September 15, 1995.

(4)   Marketable Equity Securities

     On January 1, 1995, the Trust adopted Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and classified its investment in cost securities as securities available-for-sale. Accordingly, as of June 30, 1995, investment in cost securities are carried at fair value with the unrealized gain of $64,000, presented as a separate component of shareholders' equity.


                      EASTGROUP PROPERTIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
(Comments are for the balance sheet dated June 30, 1995, compared to December 31, 1994.)

     Real estate properties increased $3,171,000 during the first six months of 1995 as a result of capital improvements on existing Trust properties of $1,316,000, development costs for the construction of a 34,600 square foot distribution building at the Phillips Distribution Center in southeastern Jacksonville of $764,000, and the acquisition by foreclosure of the leasehold improvements at the 108 unit EastGate Apartments for $1,227,000.
In April 1995, the Trust accepted a deed in lieu of foreclosure on the EastGate Apartments leasehold improvements in Wichita, Kansas after the owners defaulted on payments to the Trust.
These increases were offset by the writedown of the Cascade VII office building in Columbus, Ohio of $136,000 to its net realizable value. Accumulated depreciation increased $2,570,000 due to recent purchases of real estate properties.

     Mortgage loans receivable decreased $1,625,000 during the first six months of 1995. This decrease in mortgage loans receivable was the result of scheduled principal payments received of $83,000, the acceptance of a deed in lieu of foreclosure on the EastGate Apartments mortgage loan with a carrying value of $1,009,000, and the repayment of $591,000 in loans made to the Trust's joint venture partner on the Exchange
Distribution Center warehouse ("Exchange"). These decreases were offset by amortization of loan discounts of $58,000.

     Land and land purchase-leaseback investments decreased
$993,000 during the first six months of 1995, as a result of the sale of the Winchester Ranch ("Winchester") land purchase-leaseback investment, the sale of the Iroquois land purchase-leaseback investment and the acceptance of a deed in lieu of foreclosure on the EastGate Apartments leasehold improvements
(described above).  In February 1995, the Trust sold its
Winchester land purchase-leaseback investment in Dallas, Texas for $862,000 and recognized a gain for financial reporting purposes of $412,000. In June 1995, the Trust sold its Iroquois land purchase-leaseback investment in Nashville, Tennessee for $1,495,000 and recognized a gain for financial reporting purposes of $1,175,000.

     Investments in real estate investment trusts increased
$5,143,000 from $954,000 at December 31, 1994 to $6,097,000 at
June 30, 1995.  In April 1995, the Trust purchased 383,775 shares
(17.4%) of LNH REIT, Inc. ("LNH") and the other 50% of LNH REIT
Managers, a partnership which provided management services to LNH. These purchases were made from Walker Investments, L.P., and related entities for a total of $3,070,000. As a result of this purchase, the Trust owns 515,200 shares (23.4%) of LNH.
Also, the Trust purchased 189,000 shares (5.27%) of Copley
Properties, Inc., ("Copley"), a real estate investment trust for $1,992,000. During the first six months of 1995, the Trust recognized $153,000 of equity in earnings of LNH, $20,000 of unrealized gains of LNH, offset by $145,000 of LNH dividends received. The Trust also recognized an unrealized gain of $64,000 recorded on the Trust's available-for-sale securities in accordance with the implementation of Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The shares of Copley common stock have a book value of $10.54 per share and a market value of $10.88 per share at June 30, 1995.

     Other assets decreased $28,000 during the first six months of 1995. Major items recorded in other assets were capitalizing leasing costs of $403,000 and capitalizing financing costs of $487,000. These increases were offset by $264,000 in amortization and the receipt of $422,000 from a bankruptcy settlement related to the motel loans that was accrued at December 31,1994.

     Mortgage notes payable increased $2,046,000 during the first six months of 1995, primarily as a result of the $2,500,000 received from the first mortgage on Exchange in June 1995. The terms of the first mortgage provide for a 8.375% interest rate, monthly principal and interest payments of $21,498 beginning
September 1, 1995 and a final maturity on August 1, 2005. This increase was offset by scheduled principal repayments of $454,000 during the first six months of 1995.

     Notes payable to banks increased from $28,671,000 at December 31, 1994 to $29,681,000 at June 30, 1995. On April 3,
1995, the Trust borrowed $3,000,000 from a bank to finance the acquisition of the LNH shares and the other 50% of LNH REIT
Managers. The loan which matures April 5, 1996 was reduced from the prime rate of interest (currently 8.75%) to the LIBOR plus
2.0% (currently 7.875%).

     The Trust's total working capital line available was increased to $7,000,000 to acquire the additional shares of Copley. The working capital line matures April 30, 1996 and was reduced from the prime rate of interest (currently 8.75%) to LIBOR plus 2% (currently 7.875%). The line had a $3,270,000 net reduction in the six months ended June 30, 1995. The acquisition line was increased during the six months ended June 30, 1995 due to advances of $1,280,000. The interest rate was reduced from the prime rate to LIBOR plus 2.0% on July 12, 1995.

     Unrealized gain on securities increased as a result of $64,000 recorded on the Trust's available for sale securities in accordance with the implementation of Statement of Financial
Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Also, the Trust recorded $20,000 in unrealized gains through equity in earnings of LNH.

     Undistributed earnings decreased from $9,723,000 at December
31, 1994 to $9,673,000 at June 30, 1995 as a result of dividends declared of $3,802,000 exceeding net income for financial reporting purposes of $3,752,000.

RESULTS OF OPERATIONS

(Comments are for the three months and six months ended June 30, 1995, compared to the three months and six months ended June 30, 1994.)

    Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $1,000,000 or 30% for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. For the six months ended June 30, 1995, net operating income increased by $2,433,000 or 41% for the six months ended
June 30, 1995 compared to the six months ended June 30, 1994.

     Property net operating income (loss) and percentage leased by property type were as follows:

                         PNOI               PNOI
                  Three Months Ended   Six Months Ended  Percent
                       June 30            June 30        Leased
                 -------------------   ---------------  --------
                     1995     1994      1995     1994    1995
                  -------   ------    ------   ------   -----
                            (In thousands)
Industrial        $ 1,870    1,120     3,685    2,083     98%
Apartments          1,498    1,103     2,936    2,031     96%
Office Buildings      930    1,075     1,830    1,904     92%
Other                  (8)      (8)      (16)     (16)     -
                  -------   ------    ------   ------
Total PNOI        $ 4,290    3,290     8,435    6,002
                  =======   ======    ======   ======


     PNOI from industrial properties increased $750,000 and $1,602,000 for the three months and six months ended June 30, 1995, compared to June 30, 1994. This is primarily the result of the acquisition of Exchange in May 1994, Jetport 516 Commerce
Park ("JetPort 516") in May 1994, Phillips Distribution Center
("Phillips") in July 1994, Northwest Point Business Park
("Northwest") in September 1994, Westport in October 1994 and
Baxter Warehouse ("Baxter") in December 1994. Industrial properties held throughout the three months and six months ended
June 30, 1995 and 1994, showed an increase in PNOI of 14% for the three months ended June 30, 1995 and 19% for the six months ended
June 30, 1995. Contributing to this increase in PNOI from industrial properties was improved operations at Rampart
Distribution Center ("Rampart"), 56th Street Commerce Park ("56th
Street") and Lake Pointe Business Park ("Lake Pointe"). PNOI for the Trust's apartment properties increased $395,000 and $905,000 for the three months and six months ended June 30, 1995 compared to the three months and six months ended June 30, 1994. This increase is primarily attributable to the acquisition of Plantations at Killearn ("Plantations") in April 1994, Hampton
House Apartments ("Hampton") in August 1994, Grande Pointe
Apartments ("Grande Pointe") in September 1994 and the deed in lieu of foreclosure on the EastGate Apartments in April 1995.
PNOI from the Trust's office buildings decreased $145,000 and $74,000 for the three months and six months ended June 30, 1995 compared to June 30, 1994. This is primarily the result of reduced occupancy at 8150 Leesburg Pike ("Leesburg Pike"), offset by the acquisition of the Santa Fe Energy Building ("Santa Fe") in February 1994.

     Land rents decreased $12,000 and $95,000 for the three months and six months ended June 30, 1995 compared to June 30, 1994, primarily as a result of the sale of the Parklane on Peachtree and Winchester Ranch land purchase-leaseback investments and the deed in lieu of foreclosure on the EastGate
Apartments land purchase-leaseback investment. These decreases were offset by the acquisition in 1994 of two small parcels at a foreclosure sale. The Trust held mortgages on two commercial parcels which were additional collateral for our Madison Square land purchase-leaseback investment written off in 1992.

     Equity in earnings from LNH of $144,000 and $153,000 was recorded during the quarter and six months ended June 30, 1995, compared to $13,000 and $131,000 for the same period of 1994.

     Interest income on mortgage loans increased $13,000 and $26,000 for the three months and six months ended June 30, 1995 compared to 1994. The following is a breakdown of interest income for the three months and six months ended June 30, 1995 compared to 1994:

                        Three Months Ended   Six Months Ended
                              June 30             June 30
                        -------------------   ---------------
                            1995     1994       1995     1994
                         -------   ------     ------   ------
                                    (In thousands)
Interest income from:
25% joint venture
mortgage loans           $    54       31        123       59
Motel mortgage loans          80       46        149      105
Wrap mortgage loans          134      177        271      352
Other mortgage loans           1        1          2        1
                         -------   ------     ------   ------
                         $   269      255        545      517
                         =======   ======     ======   ======

Interest income from the 25% joint venture mortgage loans increased as a result of income from additional mortgage loans made by the Trust to the co-owner of WestPort and Exchange in October 1994 and May 1994. On June 30, 1995, the Trust received a repayment of $591,000 on the Exchange mortgage loans, and on July 28, 1995, the Trust received a payment of $813,000 on the WestPort mortgage loan. Interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the wrap mortgage loans decreased as a result of the foreclosure in April 1995 of the EastGate mortgage.

     Interest expense increased $848,000 and $1,568,000 for the three months and six months ended June 30, 1995 compared to June
30, 1994. This increase is primarily the result of higher average bank borrowings on the Trust's credit line and acquisition credit line, and the three million line of credit used to acquire the LNH shares. Also, the prime rate of interest increased from 6% at January 1, 1994 to 9% at June 30, 1995.
Interest expense on real estate properties increased as a result of the acquisition of Northwest in September 1994, with a mortgage of $4,321,000 which was assumed, and the new mortgages of $6,000,000 on Sutton House Apartments ("Sutton House") on May
25, 1994 and $2,400,000 on 56th Street on July 21, 1994.

     At the Trust's annual meeting on December 16, 1994, the shareholders voted to implement a new incentive compensation plan which eliminated stock appreciation rights and incentive compensation units. Stock appreciation rights expense
(recovery), which was adjusted quarterly based on fluctuations in the Trust's quoted share price, was $5,000 for the three months ended June 30, 1994 and ($136,000) for the six months ended June
30, 1994.

     As discussed above, the Trust sold its Winchester Ranch land purchase-leaseback investment in February 1995 and its Iroquois land purchase-leaseback investment in June 1995. Also, the Trust wrote down its investment in the Cascade VII office building in Columbus, Ohio by $136,000 to its estimated net realizable value.
In April 1994, the Trust sold its Parklane on Peachtree land purchase-leaseback investment for $3,500,000 and used the proceeds to acquire the Plantations at Killearn Apartments through a tax deferred exchange. For financial reporting purposes, the Trust recognized a gain of $2,494,000 on the sale.

     The Trust and the real estate investment trust industry consider funds from operations, defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures, to be an important measure of performance for an equity real estate investment trust. The Trust acquires, evaluates and sells properties based upon net operating income without taking into account property depreciation and amortization charges and utilizes funds from operations, together with other factors, in setting shareholder distribution levels. Funds from operations differ from cash flows from operating activities set forth in the Statements of Cash Flows in the Trust's financial statements primarily because funds from operations do not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Funds from operations for the three months and six months ended June 30, 1995 were $2,525,000 and $4,982,000 compared to $2,369,000 and
4,348,000 in 1994. The increase in funds from operations is due to improved property net operating income from the industrial properties held in both 1994 and 1995 and to the Trust's acquisitions in 1994. Property net operating income for the industrial properties held in both 1994 and 1995 increased 14%
and 19% for the three months and six months ended June 30, 1995 compared to 1994. Properties acquired in 1994 provided
$1,174,000 and $3,004,000 or 27% and 36% of the Trust's total property net operating income for the three months and six months ended June 30, 1995.

    The real estate investment trust industry has recommended supplemental disclosures to funds from operations concerning capital expenditures, leasing costs, financing costs and straight-line rents.

     The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures in the six months ended June 30, 1995 by category are as follows (in thousands):

         Upgrades on acquisitions          $   444
         New Development costs                 764
         Major Renovation                       49
         Tenant improvements:
           New tenants                         554
           Renewal tenants                      89
         Other                                 180
                                           -------
                                           $ 2,080
                                           =======

     For the three months and six months ended June 30, 1995, the Trust capitalized $197,000 and $403,000 of leasing costs, which included $78,000 and $282,000 related to new tenants and $119,000 and $121,000 related to renewal tenants, and $446,000 and $487,000 of financing costs and included these amounts in other assets. For the three months and six months ended June 30, 1995, the Trust amortized $75,000 and $149,000 related to capitalized leasing costs and $60,000 and $115,000 related to financing costs and included these amounts in depreciation and amortization expense. Leasing costs are amortized over the life of the lease and financing costs are amortized over the life of the loan.

     Rental income included straight-line rent of $22,000 and $43,000 for the three months and six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Funds from operations were $4,982,000 for the six months ended June 30, 1995. The Trust distributed $3,802,000 of this amount in dividends which left $1,180,000 for other purposes.
Other sources of funds were collections on mortgage loan receivables, sale of real estate investments, mortgage borrowings, bank borrowings on the $7,000,000 working capital line, the $3,000,000 line and the acquisition line. Primary uses of these funds were for capital improvements at the various properties, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at June 30, 1995 is as follows (in thousands):


     Mortgage notes payable - fixed rate          $ 39,334
     Mortgage notes payable - floating rate          2,270
     Bank notes payable - floating rate             29,681
                                                  --------
     Total debt                                   $ 71,285
                                                  ========

     Effective July 12, 1995 the interest rates on the bank notes payable were changed from the prime rate to LIBOR plus 2.0%, currently 7.875%. There is also a .25% fee on the unused amount of the $7 million credit line and the acquisition credit line.
The acquisition credit line was reduced from $45 million to $27 million effective July 12, 1995 and will be reduced to $15
million effective September 1, 1995. The Trust owes $18,860,000 on the acquisition line as of August 10, 1995. The Trust is currently in the process of obtaining an additional $26 million of nonrecourse, fixed rate financing.

     On July 28, 1995, the Trust received $3,350,000 from the first mortgage on WestPort, the terms of the first mortgage on WestPort provide for a 8.0% interest rate, monthly principal and interest payments of $21,016 beginning September 1, 1995 and a final maturity on August 1, 2005. The Trust used $3,087,500 of the proceeds to pay down the acquisition line of credit and the balance after escrows and settlement costs to reduce the working capital line of credit. Also, the Trust received a paydown of $813,000 on the WestPort mortgage loan made by the Trust to the co-owner of WestPort.

     On August 3, 1995, the Trust received $5,950,000 from the first mortgage on the LaVista. The terms of the first mortgage on LaVista provide for a 8.688% interest rate, monthly principal and interest payments of $48,667 beginning October 1, 1995 and a final maturity on September 1, 2005. The Trust used $3,380,000 of the proceeds to pay down the acquisition line of credit and the balance of the proceeds after escrows and settlement costs and borrowings of $510,000 on the bank line to pay off the Country Club mortgage note of $2,267,000.

     The Trust has a contract for the sale of its Cascade VII office building in Columbus, Ohio with a carrying value of $1,500,000 for cash of $1,300,000 and a note receivable of $200,000 with an interest rate of 10% and a five year maturity.
The contract is scheduled to close August 15, 1995. Also, the Trust has a contract for the sale of the Sunchase Apartments in Corpus Christi, Texas. The close of this transaction is subject to several contingency items and is tentatively scheduled to close September 15, 1995.

     Budgeted capital expenditures for the year ending December
31, 1995 are as follows (in thousands):

         Upgrades on acquisitions             $       1,082
         New development costs                        1,108
         Major Renovation                               926
         Tenant Improvements:
           New Tenants                                  995
           Renewal Tenants                              282
         Other                                          457
                                              -------------
                                              $       4,850
                                              =============

     The Trust anticipates that its current cash balance, operating cash flow, proceeds from dispositions of properties and borrowings (including borrowings under the revolving line of credit) will be adequate to pay the Trust's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

                      EASTGROUP PROPERTIES

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                On June 1, 1995, the Registrant held its Annual
       Meeting of Shareholders.  At the Annual Meeting, Alexander
       G. Anagnos, H.C. Bailey, Jr., David H. Hoster, II, Harold
       B. Judell, David M. Osnos, John N. Palmer  and Leland R.
       Speed were elected directors of the Registrant, each to
       serve until the 1996 Annual Meeting.  The following is a
       summary of the voting for directors:
                                     Vote               Vote
         Nominee                      For             Withheld
        -------------            -------------      -------------
       Alexander G. Anagnos          3,612,453           23,287
       H.C. Bailey, Jr.              3,611,553           24,187
       David H. Hoster II            3,612,503           23,237
       Harold B. Judell              3,612,503           23,237
       David M. Osnos                3,612,503           23,237
       John N. Palmer                3,611,953           23,787
       Leland R. Speed               3,612,503           23,237

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule attached hereto.

         (b)  Items reported                 Document Filed Date
              --------------                 -------------------
              None

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 10, 1995                 EASTGROUP PROPERTIES

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

