Form 10-Q
period 1995-09-30
EASTGROUP PROPERTIES
filed 1995-11-14
CIK 49600

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC   20549
       ---------------------------------------------------------
                           FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
        ---------------------------------------------------

For Quarter Ended September 30, 1995
                  ------------------
Commission File Number  1 - 7094
                      ----------

                       EASTGROUP PROPERTIES
    ----------------------------------------------------------
       (Exact name of Registrant specified in its charter)

      Maryland                                    13-2711135
-------------------------------       ---------------------------
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)            Identification No.)

300 One Jackson Place
188 East Capitol Street
P.O. Box 22728
Jackson, Mississippi                              39201-2195
----------------------------------------      ------------------
(Address of principal executive offices)           Zip Code

Issuer's telephone number, including area code   (601) 354-3555
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

                         YES   X         NO
                             ------         -------
4,226,656 shares of beneficial interest ($1.00 par value) were outstanding at November 1, 1995.

                      EASTGROUP PROPERTIES

                            FORM 10-Q

                        TABLE OF CONTENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1995
-----------------------------------------------------------------

                                                             Pages

          Part I.  Financial Information

Item 1.   Consolidated financial statements

          Consolidated balance sheets, September 30,
            1995 and December 31, 1994                         3

          Consolidated statements of income
               for the three months ended
               September 30, 1995 and 1994                     4

             Consolidate statements of income
               for the nine months ended
               September 30, 1995 and 1994                     5

          Consolidated statements of cash flow for the
            nine months ended September 30, 1995
            and 1994                                           6

          Consolidated statements of changes in
            shareholders' equity for the nine months
            ended September 30, 1995 and 1994                  8

          Notes to consolidated financial statements           9

Item 2.   Management's discussion and analysis of
          financial condition and results of operations       10


          Part II. Other Information

Item 4.   Submission of Matters to a Vote of
            Security Holders                                  19

Item 6.   Exhibits and Reports on Form 8-K                    19


          Signatures

Authorized signatures                                        20


CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
                                           September 30,    December 31,
                                               1995            1994
                                          --------------  --------------
Assets
Real estate properties
   Industrial                             $   71,948        $   69,214
   Apartments                                 52,946            51,076
   Office Buildings                           33,603            35,500
                                          ----------        ----------
                                             158,497           155,790
   Less accumulated depreciation             (19,226)          (15,888)
                                          ----------        ----------
                                             139,271           139,902
Mortgage loans                                 5,984             8,817
Land and land purchase-leasebacks              1,327             2,320
Investment in real estate
   investment trusts                          10,159               954
Cash and cash equivalents                        159               301
Other assets                                   3,493             2,566
                                          ----------        ----------
                                          $  160,393        $  154,860
                                          ==========        ==========
Liabilities and Shareholders' Equity
Liabilities
Mortgage notes payable                        62,202        $   39,558
Notes payable to banks                        13,835            28,671
Accounts payable and accrued expenses          1,791             1,167
Minority interests in joint ventures             922             2,848
Other liabilities                                398               440
                                          ----------        ----------
                                              79,148            72,684
                                          ----------        ----------
Shareholders' Equity
Shares of beneficial interest, par value
$1.00 per share; authorized 10,000,000
shares; issued 4,226,656 shares in 1995
and 4,221,669 in 1994                          4,227             4,222
Additional paid-in-capital                    68,269            68,210
Unrealized gain (loss) on securities              (2)               21
Undistributed earnings                         8,751             9,723
                                          ----------        ----------
                                              81,245            82,176
                                          ----------        ----------
                                          $  160,393        $  154,860
                                          ==========        ==========


   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                           Three Months Ended
                                             September 30,
                                       -------------------------
                                              1995          1994
                                       -----------   -----------
Revenues
Income from real estate operations     $     7,299         5,991
Land rents                                      40            76
Equity in earnings of real estate
   investment trust                             14             3
Interest:
   Mortgage loans                              255           272
   Other interest                                -             1
Other                                          124            30
                                       -----------   -----------
                                             7,732         6,373
                                       -----------   -----------
Expenses
Operating expenses from
   real estate operations                    3,069         2,506
Interest expense                             1,505           957
Depreciation and amortization                1,536         1,175
Minority interests in joint ventures            40            47
General and administrative expense             518           488
Stock appreciation rights
   (recovery) expense                            -             -
                                       -----------   -----------
                                             6,668         5,173
                                       -----------   -----------
     Income from operations                  1,064         1,200
                                       -----------   -----------
Gain on investments
   Real estate                                   -             -
                                       -----------   -----------
     Net Income                        $     1,064         1,200
                                       ===========   ===========
Per share of beneficial interest
   Income from operations                      .25           .28
   Gain on investments                           -             -
                                       -----------   -----------
     Net Income                                .25           .28
                                       ===========    ==========
Weighted average shares outstanding          4,227         4,211
                                       ===========    ==========


   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                            Nine Months Ended
                                              September 30,
                                       -------------------------
                                              1995          1994
                                       -----------   -----------
Revenues
Income from real estate operations          21,427        16,383
Land rents                                     177           308
Equity in earnings of real estate
   investment trust                            167           134
Interest:
   Mortgage loans                              800           791
   Other interest                                -            13
Other                                          224           104
                                       -----------   -----------
                                            22,795        17,733
                                       -----------   -----------
Expenses
Operating expenses from
   real estate operations                    8,762         6,896
Interest expense                             4,508         2,392
Depreciation and amortization                4,371         3,149
Minority interests in joint ventures           185           112
General and administrative expense           1,604         1,495
Stock appreciation rights
   (recovery) expense                            -         (136)
                                       -----------   -----------
                                            19,430        13,908
                                       -----------   -----------
     Income from operations                  3,365         3,825
                                       -----------   -----------
Gain on investments
   Real estate                               1,451         2,494
                                       -----------   -----------
     Net Income                              4,816         6,319
                                       ===========   ===========
Per share of beneficial interest
   Income from operations                      .80           .94
   Gain on investments                         .34           .61
                                       -----------   -----------
     Net Income                               1.14          1.55
                                       ===========   ===========
Weighted average shares outstanding          4,224         4,076
                                       ===========   ===========

   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                               Nine Months Ended
                                                 September 30,
                                              -------------------
                                               1995          1994
                                            ----------   ----------
Operating Activities
  Net Income                              $     4,816    $   6,319
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization               4,371        3,149
    Stock appreciation rights                       -         (136)
    Gain on investments, net                   (1,451)      (2,494)
    Real estate investments trust:
      Equity in earnings                         (167)        (134)
      Dividends received from operations          105           48
    Other                                         (95)         (37)
                                           ----------   ----------
Funds from operations                           7,579        6,715
  Changes in operating assets
  and liabilities:
    Accrued income and other assets               588          206
    Accounts payable, accrued expenses
      and prepaid rent                         (1,276)         366
                                           ----------   ----------
Net cash provided by operating activities       6,891        7,287
                                           ----------   ----------
Investing Activities
  Payments on mortgage loans receivable         1,975          567
  Advances on mortgage loans receivable          (150)        (675)
  Sale of real estate investments               3,843        3,491
  Purchase of real estate                        (806)     (39,694)
  Purchase of real estate investment trusts
    shares                                     (9,263)           -
  Purchases of real estate improvements        (2,869)      (3,653)
  Return of capital dividends                      87          197
  Change in other assets and
    other liabilities                          (1,934)        (626)
                                           ----------   ----------
Net cash used in investing activities          (9,117)     (40,393)
                                           ----------   ----------
Financing Activities
  Proceeds from mortgage notes payables        26,800        7,800
  Proceeds from bank borrowings                25,295       31,609
  Principal payments on bank borrowings       (40,131)     (29,417)
  Principal payments on mortgage notes
    payable                                    (4,156)      (6,013)
  Distributions paid to shareholders           (5,788)      (5,432)
  Net proceeds from issuance of stock               -       32,169
  Proceeds on exercise of options                 160            -
  Purchases of shares of beneficial
    interest                                      (96)           -
                                           ----------   ----------
Net cash provided by (used in)
  financing activities                          2,084       30,716
                                           ----------   ----------
Decrease in cash and cash equivalents            (142)      (2,390)
Cash and cash equivalents at
  beginning of period                             301        2,690
                                           ----------   ----------
Cash and cash equivalent at end of period         159          300
                                           ==========   ==========
Supplemental Cash Flow Information:
  Cash paid for interest                        4,476        2,625
  Debt assumed by Trust in purchase of
    real estate                                     -        4,813

   See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except for per share data)

                                          Nine Months Ended
                                            September 30,
                                   -----------------------------
                                          1995            1994
                                   -------------    ------------
Shares of beneficial interest,
$1.00 par value
  Balance at beginning           $       4,222           2,461
  Issuance of shares                         5           1,750
                                 -------------    ------------
  Balance at end of period               4,227           4,211
                                 -------------    ------------
Additional paid-in-capital
  Balance at beginning                  68,210          38,257
  Issuance of shares                        59          30,419
                                 -------------    ------------
  Balance at end of period              68,269          68,676
                                 -------------    ------------
Undistributed earnings
  Balance at beginning of period         9,723           8,083
  Net income                             4,816           6,319
  Cash dividends declared:
   $1.37 per share in 1995, and
   $1.31 per share in 1994              (5,788)         (5,517)
                                 -------------    ------------
  Balance at end of period               8,751           8,885
                                 -------------    ------------
Unrealized gain on securities
  Balance at beginning of period            21               -
  Change in unrealized gain                (23)             23
                                 -------------    ------------
  Balance at end of period                  (2)             23
                                 -------------    ------------
Total shareholders' equity       $      81,245          81,795
                                 =============    ============


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


(3)   Subsequent Events

     On October 18, the Trust sold its 224 unit Sunchase
Apartments in Corpus Christi, Texas for a cash price of $4,580,000. The Trust will record a gain of approximately
$1,895,000 ($.45 per share) in the fourth quarter of 1995.

     The Trust has a contract for the sale of its 146 unit Garden Villa Apartments in Seattle, Washington for a net sales price of $4,137,000 which consists of cash of $1,002,000 and the assumption of debt of $3,135,000. The contract is scheduled to close November 25, 1995, but may be extended until December 25, 1995.

(4)   Marketable Equity Securities

     On January 1, 1995, the Trust adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and classified its investment in cost securities as securities available-for-sale. Accordingly, as of September 30, 1995, investment in cost securities are carried at fair value with the unrealized loss presented as a separate component of shareholders' equity.


                      EASTGROUP PROPERTIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
(Comments are for the balance sheet dated September 30, 1995, compared to December 31, 1994.)

     Real estate properties increased $2,707,000 during the first nine months of 1995 as a result of capital improvements on existing Trust properties of $1,916,000, development costs for the construction of a 34,600 square foot distribution building at the Phillips Distribution Center in southeastern Jacksonville of $951,000, the acquisition of a 75% ownership interest in a 40,200 square multi-tenant building at the JetPort Commerce Park for $806,000, and the acquisition by foreclosure of the leasehold improvements at the 108 unit EastGate Apartments for $1,227,000. In April 1995, the Trust accepted a deed in lieu of foreclosure on the EastGate Apartments leasehold improvements in Wichita, Kansas after the owners defaulted on payments to the Trust.
These increases were offset by the writedown of the Cascade VII office building in Columbus, Ohio of $136,000 to its net realizable value and the sale of the Cascade VII office building of $2,057,000. Accumulated depreciation increased $3,909,000 due to recent purchases of real estate properties, offset by the sale of the Cascade VII office building with accumulated depreciation of $571,000.

     Mortgage loans receivable decreased $2,833,000 during the first nine months of 1995. This decrease in mortgage loans receivable was the result of scheduled principal payments received of $106,000 and the acceptance of a deed in lieu of foreclosure on the EastGate Apartments mortgage loan with a carrying value of $1,009,000. Also contributing to this decrease was the repayment of $591,000 in loans made to the Trust's joint venture partner on the Exchange Distribution Center warehouse ("Exchange"), the repayment of $360,000 in a loan made to the Trust's joint venture partner on the JetPort Commerce Park Warehouse ("JetPort") and the repayment of $1,006,000 in a loan made to the Trust's joint venture partner on the WestPort Commerce Center Warehouse ("WestPort"). These decreases were offset by amortization of loan discounts of $89,000 and the $150,000 mortgage loan on the sale of the Cascade VII office building. The terms of this loan provide for a 10% interest rate, monthly principal and interest payments of $3,804 beginning October 1, 1995 and a final maturity on September 1, 1999.

     Land and land purchase-leaseback investments decreased $993,000 during the first nine months of 1995, as a result of the sale of the Winchester Ranch ("Winchester") land purchase-leaseback investment, the sale of the Iroquois land purchase-leaseback investment and the acceptance of a deed in lieu of foreclosure on the EastGate Apartments leasehold improvements (described above). In February 1995, the Trust sold its Winchester land purchase-leaseback investment in Dallas, Texas for $862,000 and recognized a gain for financial reporting purposes of $412,000. In June 1995, the Trust sold its Iroquois land purchase-leaseback investment in Nashville, Tennessee for $1,495,000 and recognized a gain for financial reporting purposes of $1,175,000.

     Investments in real estate investment trusts increased $9,205,000 from $954,000 at December 31, 1994 to $10,159,000 at
September 30, 1995. In April 1995, the Trust purchased 383,775 shares (17.4%) of LNH REIT, Inc. ("LNH") and the other 50% of LNH REIT Managers, a partnership which provided management services to LNH. These purchases were made from Walker Investments, L.P., and related entities for a total of $3,070,000. As a result of this purchase, the Trust owns 515,200 shares (23.4%) of LNH. Also, the Trust purchased 529,000 shares (14.76%) of Copley Properties, Inc., ("Copley"), a real estate investment trust for $6,193,000. During the first nine months of 1995, the Trust recognized $167,000 of equity in earnings of LNH, $20,000 of unrealized gains of LNH, offset by $191,000 of LNH dividends received. The Trust also recognized an unrealized loss of $43,000 recorded on the Trust's available-for-sale securities in accordance with the implementation of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

     Other assets increased $927,000 during the first nine months of 1995. Major items recorded in other assets were capitalizing leasing costs of $612,000 and capitalizing financing costs of $633,000. These increases were offset by $461,000 in amortization and the receipt of $422,000 from a bankruptcy settlement related to the motel loans that was accrued at December 31,1994.

     Mortgage notes payable increased $22,644,000 during the
first nine months of 1995, primarily as a result of the following new mortgages:
                           Interest  Maturity   Amount of
Date of loan   Property    Rate      Date       Mortgage
------------   --------    --------  --------   ----------
6-27-95        Exchange    8.375%    8-1-05     $2,500,000
7-27-95        WestPort    8.000%    8-1-05      3,350,000
8-01-95        LaVista     8.688%    9-1-05      5,950,000
9-12-95        JetPort     8.125%    10-1-05     4,000,000
9-29-95        LakePointe  8.125%    10-1-05    11,000,000
                                               -----------
                                               $26,800,000
                                               ===========

These increases were offset by scheduled principal repayments of $1,324,000 and the repayment of the underlying first mortgage on the Country Club Apartments wrap mortgage payable of $2,267,000 and the Exchange Drive Warehouse mortgage payable of $565,000.

     Notes payable to banks decreased from $28,671,000 at December 31, 1994 to $13,835,000 at September 30, 1995. On April 3, 1995, the Trust borrowed $3,000,000 from a bank to finance the acquisition of the LNH shares and the other 50% of LNH REIT Managers. The loan which matures April 5, 1996 was reduced from the prime rate of interest (currently 8.75%) to the LIBOR plus 2.0% (currently 7.8125%).

     The Trust's total working capital line available was increased to $7,000,000 to acquire the additional shares of Copley. The working capital line matures April 30, 1996 and was reduced from the prime rate of interest (currently 8.75%) to LIBOR plus 2% (currently 7.8125%). The line had a $4,624,000 net reduction in the nine months ended September 30, 1995. The acquisition line decreased $13,212,000 during the nine months ended September 30, 1995. The interest rate was reduced from the prime rate to LIBOR plus 2.0% on July 12, 1995.

     Unrealized gain (loss) on securities decreased as a result of $43,000 unrealized loss recorded on the Trust's available for sale securities in accordance with the implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Also, the Trust recorded $20,000 in unrealized gains through equity in earnings of LNH.

     Undistributed earnings decreased from $9,723,000 at December
31, 1994 to $8,751,000 at September 30, 1995 as a result of dividends declared of $5,788,000 exceeding net income for financial reporting purposes of $4,816,000.

RESULTS OF OPERATIONS

(Comments are for the three months and nine months ended
September 30, 1995, compared to the three months and nine months ended September 30, 1994.)

    Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $745,000 or 21.4% for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. For the nine months ended September 30, 1995, net operating income increased by $3,178,000 or 33.5% compared to the nine months ended September 30, 1994.

     Property net operating income (loss) and percentage leased by property type were as follows:

                          PNOI               PNOI         Percent
                  Three Months Ended   Nine Months Ended  Leased
                   ---------------       --------------   -------
                     1995     1994        1995     1994   9-30-95
                   ------   ------       -----    -----  --------
                            (In thousands)
Industrial        $ 1,907    1,308       5,592    3,391      97%
Apartments          1,404    1,217       4,340    3,248      96%
Office Buildings      927      967       2,757    2,871      91%
Other                  (8)      (7)        (24)     (23)      -
                  -------   ------      ------   ------
Total PNOI        $ 4,230    3,485      12,665    9,487
                  =======   ======      ======   ======


     PNOI from industrial properties increased $599,000 and $2,201,000 for the three months and nine months ended September 30, 1995, compared to September 30, 1994. This is primarily the result of the acquisition of Exchange in May 1994, Jetport 516 Commerce Park ("JetPort 516") in May 1994, Phillips Distribution Center ("Phillips") in July 1994, Northwest Point Business Park ("Northwest") in September 1994, Westport in October 1994 and Baxter Warehouse ("Baxter") in December 1994. Industrial properties held throughout the three months and nine months ended September 30, 1995 and 1994, showed an increase in PNOI of 20% for the three months ended September 30, 1995 and 19% for the nine months ended September 30, 1995. Contributing to this increase in PNOI from industrial properties was improved operations at Rampart Distribution Center ("Rampart"), Sunbelt Distribution Center ("Sunbelt") and Lake Pointe Business Park ("Lake Pointe"). PNOI for the Trust's apartment properties increased $187,000 and $1,092,000 for the three months and nine months ended September 30, 1995 compared to the three months and nine months ended September 30, 1994. This increase is primarily attributable to the acquisition of Plantations at Killearn ("Plantations") in April 1994, Hampton House Apartments ("Hampton") in August 1994, Grande Pointe Apartments ("Grande Pointe") in September 1994 and the deed in lieu of foreclosure on the EastGate Apartments in April 1995. PNOI from the Trust's office buildings decreased $40,000 and $114,000 for the three months and nine months ended September 30, 1995 compared to September 30, 1994. This is primarily the result of reduced occupancy at 8150 Leesburg Pike ("Leesburg Pike"), offset by the acquisition of the Santa Fe Energy Building ("Santa Fe") in February 1994.

     Land rents decreased $36,000 and $131,000 for the three months and nine months ended September 30, 1995 compared to September 30, 1994, primarily as a result of the sale of the Parklane on Peachtree and Winchester Ranch land purchase-leaseback investments and the deed in lieu of foreclosure on the EastGate Apartments land purchase-leaseback investment. These decreases were offset by the acquisition in 1994 of two small parcels at a foreclosure sale. The Trust held mortgages on two commercial parcels which were additional collateral for our Madison Square land purchase-leaseback investment written off in 1992.

     Equity in earnings from LNH of $14,000 and $167,000 was recorded during the quarter and nine months ended September 30, 1995, compared to $3,000 and $134,000 for the same period of 1994.

     Interest income on mortgage loans decreased $17,000 and increased $9,000 for the three months and nine months ended
September 30, 1995 compared to 1994. The following is a breakdown of interest income for the three months and nine months ended September 30, 1995 compared to 1994:

                         Three Months Ended     Nine Months Ended
                            September 30           September 30
                         ------------------    -----------------
                            1995     1994         1995     1994
                         -------  -------      -------  -------
                                    (In thousands)
Interest income from:
25% joint venture
mortgage loans           $    23       31          146       90
Motel mortgage loans         106       62          255      167
Wrap mortgage loans          123      178          394      530
Other mortgage loans           3        1            5        4
                         -------  -------      -------  -------
                         $   255      272          800      791
                         =======  =======      =======  =======

Interest income from the 25% joint venture mortgage loans increased for the nine months ended September 30, 1995 as a result of income from additional mortgage loans made by the Trust to the co-owner of WestPort and Exchange in October 1994 and May 1994. On July 28, 1995, the Trust received a payment of $813,000 on the WestPort mortgage loan, on September 14, 1995 the Trust received a payment of $360,000 on the JetPort mortgage loan and on September 30, 1995, the Trust received a payment of $591,000 on the Exchange mortgage loans. Interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the wrap mortgage loans decreased as a result of the foreclosure in April 1995 of the EastGate mortgage.

     Interest expense increased $548,000 and $2,116,000 for the three months and nine months ended September 30, 1995 compared to September 30, 1994. This increase is primarily the result of higher average bank borrowings on the Trust's credit line and acquisition credit line, and the three million line of credit used to acquire the LNH shares. Also, the prime rate of interest increased from 6% at January 1, 1994 to 8.75% at September 30, 1995. Interest expense on real estate properties increased as a result of the acquisition of Northwest in September 1994, with a mortgage of $4,321,000 which was assumed, and the acquisition of JetPort 516 in May 1994 with a mortgage of $657,000 which was assumed. Also, contributing to this increase were the new mortgages of $6,000,000 on Sutton House Apartments ("Sutton House") on May 25, 1994, $2,400,000 on 56th Street on July 21, 1994, and new mortgages of $26,800,000 as discussed previously in financial condition. These increases were offset by the repayment of the Exchange Drive warehouse mortgage payable of $565,000 and the JetPort mortgage payable of $636,000.

     The Trust repaid the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995.
The Trust used the proceeds from the new LaVista mortgage plus borrowings on the bank line for this repayment.

     At the Trust's annual meeting on December 16, 1994, the shareholders voted to implement a new incentive compensation plan which eliminated stock appreciation rights and incentive compensation units. Stock appreciation rights expense (recovery), which was adjusted quarterly based on fluctuations in the Trust's quoted share price, was $0 for the three months ended September 30, 1994 and ($136,500) for the nine months ended September 30, 1994.

     As discussed above, the Trust sold its Winchester Ranch land purchase-leaseback investment in February 1995 and its Iroquois land purchase-leaseback investment in June 1995. Also, the Trust wrote down its investment in the Cascade VII office building in Columbus, Ohio by $136,000 to its estimated net realizable value and sold this investment in September 1995 for net cash of $1,336,000 and a $150,000 mortgage loan. No gain or loss was recognized on this transaction. In April 1994, the Trust sold its Parklane on Peachtree land purchase-leaseback investment for $3,500,000 and used the proceeds to acquire the Plantations at Killearn Apartments through a tax deferred exchange. For financial reporting purposes, the Trust recognized a gain of $2,494,000 on the sale.

     The Trust and the real estate investment trust industry consider funds from operations, defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures, to be an important measure of performance for an equity real estate investment trust. The Trust acquires, evaluates and sells properties based upon net operating income without taking into account property depreciation and amortization charges and utilizes funds from operations, together with other factors, in setting shareholder distribution levels. Funds from operations differ from cash flows from operating activities set forth in the Statements of Cash Flows in the Trust's financial statements primarily because funds from operations do not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Funds from operations for the three months and nine months ended September 30, 1995 were $2,597,000 and $7,579,000 compared to $2,367,000 and $6,715,000 in 1994. The increase in funds from operations is due to improved property net operating income from the industrial properties held in both 1994 and 1995 and to the Trust's acquisitions in 1994. Property net operating income for the industrial properties held in both 1994 and 1995 increased 20% and 19% for the three months and nine months ended September 30, 1995 compared to 1994.

    The real estate investment trust industry has recommended supplemental disclosures to funds from operations concerning capital expenditures, leasing costs, financing costs and straight-line rents.

     The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures in the nine months ended September 30, 1995 by category are as follows (in thousands):

         Upgrades on acquisitions         $       713
         New Development costs                    951
         Major Renovation                          70
         Tenant improvements:
           New tenants                            768
           Renewal tenants                        119
         Other                                    248
                                          -----------
                                          $     2,869
                                          ===========

     For the three months and nine months ended September 30, 1995, the Trust capitalized $209,000 and $612,000 of leasing costs, which included $117,000 and $399,000 related to new tenants and $92,000 and $213,000 related to renewal tenants, and $146,000 and $633,000 of financing costs and included these amounts in other assets. For the three months and nine months ended September 30, 1995, the Trust amortized $117,000 and $266,000 related to capitalized leasing costs and $80,000 and $195,000 related to financing costs and included these amounts in depreciation and amortization expense. Leasing costs are amortized over the life of the lease and financing costs are amortized over the life of the loan.

     Rental income included straight-line rent of $1,000 and $44,000 for the three months and nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

    Funds from operations were $7,579,000 for the nine months ended September 30, 1995. The Trust distributed $5,788,000 of this amount in dividends which left $1,791,000 for other purposes. Other sources of funds were collections on mortgage loan receivables, sale of real estate investments, mortgage borrowings, and bank borrowings on the $7,000,000 working capital line, the $3,000,000 line and the acquisition line. Primary uses of these funds were for capital improvements at the various properties, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at September 30, 1995 was as follows (in thousands):


     Mortgage notes payable - fixed rate          $    62,202
     Bank notes payable - floating rate                13,835
                                                  -----------
     Total debt                                   $    76,037
                                                  ===========

     Effective July 12, 1995 the interest rates on the bank notes payable were changed from the prime rate to LIBOR plus 2.0%, currently 7.875%. There is also a .25% fee on the unused amount of the $7 million credit line and the acquisition credit line. The acquisition credit line available was reduced from $45 million to $27 million effective July 12, 1995 and reduced to $15 million effective September 1, 1995. The Trust owes $5,600,000 on the acquisition line as of November 7, 1995. The Trust is currently in the process of obtaining an additional $5,300,000 of nonrecourse, fixed rate financing.

     On October 18,1995, the Trust sold its 224 unit SunChase Apartments in Corpus Christi, Texas for a cash price of $4,580,000. The Trust will record a gain of approximately $1,895,000 ($.45 per share) in the fourth quarter of 1995.

     The Trust has a contract for the sale of its 146 unit Garden Villa Apartments in Seattle, Washington for a net sales price of $4,137,000 which consists of cash of $1,002,000 and the assumption of debt of $3,135,000. The contract is scheduled to close November 25, 1995, but may be extended until December 25, 1995.

     Budgeted capital expenditures for the year ending December
31, 1995 are as follows (in thousands):

         Upgrades on acquisitions             $         819
         New development costs                          951
         Major Renovation                               482
         Tenant Improvements:
           New Tenants                                1,260
           Renewal Tenants                              164
         Other                                          316
                                              -------------
                                              $       3,992
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



                      EASTGROUP PROPERTIES

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule attached hereto.

         (b)  Items reported     Document     Filed Date
              ---------------   ----------    ----------
              None

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 14, 1995               EASTGROUP PROPERTIES


                                   BY:
                                        /s/ Diane W. Hayman
                                        ----------------------
                                        Diane W. Hayman, CPA
                                        Controller



                                        /s/  N. Keith McKey
                                        ---------------------
                                        N. Keith McKey, CPA
                                        Executive Vice President,
                                        Chief Financial Officer
                                          and Secretary