Form 10-K/A
period 1994-12-31
EASTGROUP PROPERTIES
filed 1996-02-21
CIK 49600

                                 ______________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                  FORM 10-K/A

                             AMENDMENT TO FORM 10-K
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                              EASTGROUP PROPERTIES
             (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 2

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994 as set forth in the pages attached hereto:


     Item 5.  Market For Registrant's Common Equity and Related  Stockholder
              Matters

     Item 6.  Selected Consolidated Financial Data

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 14. Consolidated Financial Statements

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 21, 1996                  EASTGROUP PROPERTIES

                                         By: /s/ N. Keith McKey
                                         ----------------------
                                               N. Keith McKey
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Secretary





Page 1 of 46 Pages

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


           SHARES OF BENEFICIAL INTEREST MARKET PRICES AND DIVIDENDS

     The Trust's shares of beneficial interest are presently listed for trading on the New York Stock Exchange under the symbol "EGP". Until May 1994, the Trust's shares were listed on the American Stock Exchange. The following table shows the high and low share prices for each quarter as reported in the applicable stock exchange during the past two years and per share distributions paid for each quarter.


                    Calendar 1994                    Calendar 1993
            -----------------------------     -----------------------------
Quarter     High     Low    Distributions     High     Low    Distributions
-------     ----     ---    -------------     ----     ---    -------------
First     $21 1/8   19           $ .43       $20 1/4   16 1/2      $ .38
Second     20 7/8   18 1/4         .43        19 1/8   17            .38
Third      19 7/8   18 3/8         .43        23 5/8   18 1/4        .38
Fourth     19 3/4   16 1/2         .45        24 1/4   20 1/8        .41
                                 -----                             -----
                                 $1.74                             $1.55
                                 =====                             =====


     As of February 15, 1995, there were 672 holders of record of the Trust's shares of beneficial interest. Approximately 76.7% of the Trust's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


     The following table sets forth selected consolidated financial data for the Trust and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.



                                                                              Year Ended December 31
                                                          ------------------------------------------------------------
                                                          1994          1993          1992          1991          1990
                                                          ----          ----          ----          ----          ----

                                                                      SELECTED CONSOLIDATED FINANCIAL DATA
                                                                      (In thousands, except per share data)

Revenues
     Income from real estate operations............  $  23,194        13,771         11,079         9,877        11,075
     Land rents....................................        398           856            979         1,271         1,345
     Interest......................................      1,054         1,174          1,305         1,946         2,172
     Other.........................................        249           287            332            36           519
                                                     ---------     ---------      ---------     ---------     ---------
                                                        24,895        16,088         13,695        13,130        15,111
                                                     ---------     ---------      ---------     ---------     ---------
Expenses
     Operating expenses from real estate operations      9,741         6,184          5,289         4,647         5,960
     Interest expense..............................      3,747         3,112          2,749         2,970         3,034
     Depreciation and amortization.................      4,481         3,110          2,365         2,016         1,895
     Minority interests in joint ventures..........        163            78              -             -
     General and administrative expense............      2,046         1,573          1,335         1,355         1,262
     Stock appreciation rights and incentive
       compensation expense........................       (129)          320            357           64             -
     Provision for (recovery of) possible losses...          -          (144)         1,675            -             -
                                                     ---------     ---------      ---------     ---------     ---------
                                                        20,049        14,233         13,770        11,052        12,151
Income (loss) before gains <losses>                  ---------     ---------      ---------     ---------     ---------
  on investements .................................      4,846         1,855            (75)        2,078         2,960
                                                     ---------     ---------      ---------     ---------     ---------

Gains (losses) on investments
     Real estate...................................      2,322         3,408         (3,598)        4,367           514
     Real estate investment trust securities.......          -         1,152              -          (745)         (444)
     Bond restructuring............................          -             -              -             -           (44)
                                                     ---------     ---------      ---------     ---------     ---------
Net income (loss)..................................  $   7,168         6,415         (3,673)        5,700         2,986
                                                     =========     =========      =========      ========     =========
Per share data:
     Net Income (loss).............................  $    1.74      $   2.61          (1.49)         2.28          1.19
                                                     =========     =========      =========      ========     =========

     Book value (at end of period).................      19.46         19.83          19.14         22.09         21.32
     Cash distributions declared...................       1.31          1.60           1.52          1.88          2.15
     Cash distributions paid.......................       1.74          1.55           1.52          2.00          2.30

Weighted average number of shares outstanding.....       4,114         2,460          2,459         2,503         2,505

Balance sheet data (at end of period):
     Real estate investments at cost...............    166,927       116,102         94,713        90,196        94,443
     Total assets..................................    154,860       107,508         85,529        86,514        87,751
     Mortgage, bond and bank loans payable.........     68,229        53,203         35,643        30,006        32,402
     Total liabilities.............................     72,684        58,707         38,496        31,730        34,340
     Total shareholders' equity....................     82,176        48,801         47,033        54,784        53,411


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION
     Real estate properties increased $53,832,000 during 1994. This is primarily the result of the following acquisitions:



                                                                                               Acquisition
     Date Acquired                Property                  Size             Location              Cost
     -------------                --------                  ----             --------              ----
                                                                                             (In thousands)
                     Industrial:
     May 26, 1994        Exchange Distribution Center    139,000 sq.ft.      Orlando, FL           $ 3,017
     May 26, 1994        JetPort 516 Commerce Park        55,000 sq.ft.      Tampa, FL               1,335
     Jul. 19, 1994       Phillips Distribution Center    125,000 sq.ft.      Jacksonville, FL        4,336
     Sep. 30, 1994       Northwest Point Business Park   232,000 sq.ft.      Houston, TX             6,884
     Oct. 31, 1994       Westport Commerce Center        140,000 sq.ft.      Tampa, FL               4,780
     Dec. 20, 1994       Baxter Warehouse                 60,000 sq.ft.      Oklahoma City, OK       1,274

                     Apartments:
     Apr.  7, 1994       Plantations at Killearn         184 units           Tallahassee, FL         7,206
     Aug.  4, 1994       Hampton House                   164 units           Jackson, MS             6,281
     Sep. 13, 1994       Grande Pointe                   180 units           Daphne, AL              6,114

                     Office Buildings:
     Feb. 1, 1994        Santa Fe Energy                 176,000 sq.ft.      Houston, TX            10,416
                                                                                                   -------
                                                                                                   $51,643
                                                                                                   =======



     The Trust acquired 75% interests in Exchange Distribution Center ("Exchange"), JetPort 516 Commerce Park ("JetPort 516") and Westport Commerce Center ("WestPort"). The acquisition cost listed above for these properties is 100%.

     Capital improvements over $200,000 on properties are listed separately below with all other improvements in other (in thousands).

     8150 Leesburg Pike Office Building         $   1,640
     Venture Distribution Center                      319
     Lake Pointe Business Park                        396
     Jetport Commerce Park                            385
     Other                                          1,662
                                                ---------
                                                $   4,402
                                                =========



     The improvements at 8150 Leesburg Pike Office Building ("Leesburg Pike") included new cladding, awnings, energy-saving windows and parking lot resurfacing that totally revitalized the 13-story, 203,000 sq. ft. building. Total capital expenditures have been categorized as follows (in thousands):


     Renovation of Leesburg Pike                $   1,420
     Upgrades on acquisitions                         965
     Tenant improvements:
        New tenants                                   540
        Renewal tenants                               588
     Other                                            889
                                                ---------
                                                $   4,402
                                                =========


     Accumulated depreciation increased $1,907,000 due to depreciation and amortization expense of $4,119,000 offset by the writeoff of fully depreciated assets of $2,212,000. Depreciation and amortization expense includes $204,000 relating to the amortization of leasing costs and $158,000 relating to the amortization of financing costs. The Trust expenses apartment unit turnover costs such as carpet, painting and small appliances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION (continued)

     Mortgage loans receivable increased $934,000 during 1994. The Trust loaned $675,000 to Exchange Partners, Ltd. which contributed those funds plus $79,000 for its 25% interest in Exchange. Other increases were the result of amortization of loan discounts of $154,000 and $70,000 capitalized due to the restructuring of the Country Club mortgage note receivable effective January 1, 1994. Under the terms of this restructure, $70,000 of past due interest and land rent was added to the outstanding mortgage balance. The interest rate on the mortgage decreased from 9% to 8.5% beginning January 1, 1994 and will increase to 8.75% as of January 1, 1995 and to 9% as of January 1, 1996 through maturity. The maturity was extended from August 28, 1996 to December 31, 1999. These increases in mortgage loans receivable were offset by the repayment of the 56th Street mortgage loans of $520,000 and scheduled principal payments received of $214,000. Also, the motel loans were reduced $922,000 as a result of charging off $500,000 to the allowance and because the Trust received $422,000 from a bankruptcy settlement related to the Trust's foreclosure on the motels in a prior year.

     Land and land purchase-leaseback investments decreased $3,441,000 during 1994, primarily as a result of the sale of the Parklane on Peachtree ("Parklane") land purchase-leaseback investment. In April 1994, the Trust sold its Parklane land purchase-leaseback investment in Atlanta, Georgia for $3,500,000 and acquired, through a tax deferred exchange transaction, the Plantations at Killearn Apartments ("Plantations") in Tallahassee, Florida for a total purchase price of $7,206,000. Also, the Trust sold its investment of $2,053,000 in the five remaining lots at North Shore for the debt on the property. The Trust wrote off the Bellevue land purchase-leaseback of $429,000 as a result of the move out of the properties largest tenant which resulted in an occupancy level of 27%.

     Investments in real estate investment trusts decreased from $1,067,000 at December 31, 1993 to $954,000 at December 31, 1994. During 1994, the Trust recognized $123,000 of equity in earnings of LNH REIT, Inc. ("LNH") and unrealized gains of $21,000, offset by dividends received of $257,000.

     Other assets increased $436,000 during 1994. Financing costs of $303,000 were capitalized which included costs of $134,000 on the $45,000,000 acquisition line of credit signed June 30, 1994 and loan fees of $169,000. Leasing commissions capitalized during 1994 amounted to $787,000 which include $338,000 related to new tenants and $449,000 related to renewal tenants. Other increases were due to escrows of real estate tax, insurance and repairs required under mortgage notes payable. Amortization of financing costs and leasing commissions in 1994 amounted to $158,000 and $204,000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION (continued)

     Mortgage notes payable on real estate properties, wrap mortgages and improvement bonds increased $4,920,000 during 1994. In January 1994, the Trust used $3,300,000 of the proceeds from the public offering described under "Liquidity and Capital Resources" to repay the Rampart Distribution Center ("Rampart") mortgage note payable. Also, the Trust repaid the Venture Duplex Center ("Venture Duplex") mortgage note payable of $605,000 and the Venture Distribution Center ("Venture Distribution") mortgage note payable of $1,537,000 with funds from its line of credit with a commercial bank. Other reductions in mortgage notes payable on real estate and wrap mortgages were the result of scheduled principal repayments of $805,000 and the debt of $2,211,000 assumed by the buyer of the five North Shore lots. These reductions were offset by four new mortgages as follows:



DATE
OF                                    INTEREST         MATURITY                 AMOUNT
LOAN            PROPERTY                RATE            DATE                 OF MORTGAGE
----------------------------------------------------------------------------------------
                                                                           (In thousands)

5-25-94        Sutton House Apartments   8.0%           10-31-03            $6,000
5-26-94        Jetport 516               8.5%             1-1-03               657
9-30-94        Northwest Point
                 Business Park           7.75%            3-1-01             4,321
7-21-94        56th Street               8.88%            8-1-04             2,400
                                                                         ---------
                                                                         $  13,378
                                                                         =========



     Notes payable to banks increased from $18,565,000 at December 31, 1993 to $28,671,000 at December 31, 1994. In January 1994, the Trust repaid with proceeds from the public offering the acquisition line of credit. The Trust then borrowed $24,047,000 under the $45,000,000 acquisition line of credit to purchase Phillips Distribution Center ("Phillips"), Hampton House Apartments ("Hampton House") Grande Pointe Apartments ("Grande Pointe"), Northwest Point Business Park ("Northwest") and Westport. The $45,000,000 acquisition line of credit has a three year term. The Trust also borrowed $4,624,000 under the $5,000,000 working capital line of credit to repay two mortgages that matured in 1994, the Venture Duplex mortgage of $605,000 and the Venture Distribution mortgage of $1,537,000; to purchase the Baxter Healthcare Warehouse ("Baxter") of $1,280,000 and for working capital needs. On January 9, 1995, $1,280,000 was borrowed on the acquisition line and the proceeds reduced the working capital line.

     Outstanding shares of beneficial interest increased by 1,760,641 shares and additional paid-in capital increased by $29,953,000 during the year. In January 1994, the Trust completed the public offering of 1,750,000 shares of beneficial interest at $20 per share and used the net proceeds from the offering of $32,164,000 along with additional Trust funds to repay the acquisition line of credit of $18,564,000, to purchase Santa Fe Energy Building ("Santa Fe") for $10,416,000 and to repay the Rampart mortgage of $3,300,000. Sutton House Apartments ("Sutton House") and Lake Pointe Business Park ("Lake Pointe") were purchased in October 1993 with funds from the acquisition line of credit. In December 1994, Eastover Corporation merged into a wholly-owned subsidiary of EastGroup Properties and the shareholders of Eastover received six-tenths (.6) of one share of EastGroup for each share of Eastover owned by them. Since Eastover Corporation owned 728,178 shares of EastGroup and these shares were retired, this transaction resulted in a net decrease of 32,090 shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION (continued)

The Trust also issued 11,397 shares to officers to terminate the Incentive Compensation Units Plan, officers exercised stock options for 78,000 shares and the Trust purchased 46,666 shares from the officers.

     Undistributed earnings increased from $8,083,000 at December 31, 1993 to $9,723,000 at December 31, 1994 as a result of net income for financial reporting purposes of $7,168,000 exceeding dividends declared of $5,528,000.

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $5,866,000 or 77% for 1994 compared to 1993.

     Property net operating income (loss) by property type was as follows:



                               Year Ended
                               December 31,
                              --------------
                              1994      1993
                              ----      ----
                              (in thousands)
     Industrial            $  5,038   $ 2,385
     Apartments               4,663     2,870
     Office Buildings         3,776     2,312
     Other                      (24)       20
                           --------   -------
          Total PNOI       $ 13,453   $ 7,587
                           ========   =======



     PNOI from industrial properties increased in 1994, as a result of the acquisition of 56th Street Commerce Park ("56th Street") and JetPort Commerce Park ("JetPort") in September 1993, Lake Pointe in October 1993, the 1994 acquisitions mentioned earlier and improved operations at Rampart, Venture Distribution and Sunbelt Distribution Center ("Sunbelt"). Industrial properties held throughout 1994 and 1993 showed an increase in PNOI of 23% for 1994. The Trust's apartment properties increase in PNOI in 1994 is attributable primarily to Sutton House, which was acquired in October 1993, the 1994 acquisitions mentioned earlier and improved operations at LaVista Crossing
Apartments ("LaVista") and Garden Villa Apartments ("Garden Villa").   PNOI
from the Trust's office buildings increased for 1994 as a result of the acquisition of Santa Fe in February 1994 and higher occupancy at Leesburg Pike. Rental income included straight line rent of $211,000 in 1994 and $44,000 in 1993 resulting from income recorded from leases on the straight line method as compared to when cash was actually received. Most of the straight line rent in 1994 ($174,000) was recorded on the Santa Fe Energy lease in the Santa Fe Energy Building. The lease calls for annual rental rates of $13.00 per square foot through July 31, 1994, with contractual step-ups of $1.00 per square foot in each subsequent year through July 31, 1999. The Trust is recording rent at a straight line rate of $15.00 per square foot which will amortize to the lease rate in September 1997. The Trust will then record the contractual amount.
The Trust is recording the $15.00 straight line rate because of the probability of renegotiating the lease for a longer term and lower contractual rates.

     Equity in earnings from LNH of $123,000 was recorded during 1994, compared to $67,000 for 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

     Interest income on mortgage loans decreased $115,000 for 1994 as a result of interest income which was not accrued on four past due motel mortgage loans during 1994 and the repayment of $956,000 in mortgage loans at September 30, 1993. This decrease was partially offset by interest on mortgage loans made by the Trust to the co-owner of 56th Street, JetPort, Exchange and WestPort. The Trust is negotiating a restructuring of the four past due motel mortgage loans with the borrower. Although the Trust may restructure certain of these loans, the Trust does not believe, based on the value of its collateral, that any additional allowances will be required.

     Interest expense to banks increased as a result of higher average bank borrowings on the Trust's revolving line of credit (an average daily balance of $11,086,000 during 1994 and $4,554,000 during 1993) and an increase in the prime rate by 2.5% during the year.

     At the Trust's annual meeting on December 16, 1994, the shareholders voted to implement a new incentive compensation plan which eliminated stock appreciation rights and incentive compensation units. Stock appreciation rights expense (recovery), which was adjusted quarterly based on fluctuations in the Trust's quoted share price, was ($251,000) in 1994 compared to $320,000 in 1993 and the cost to terminate the incentive compensation unit plan was $122,000 in 1994. These amounts are shown in the category of stock appreciation rights and incentive compensation expense on the statement of operations and are not included in the computation of funds from operations.

     General and administrative expenses increased $473,000 in 1994 as a result of listing fees from changing from the American Stock Exchange to the New York Stock Exchange of $93,000 and increases in other general and administrative expenses relative to the increase in assets and the number of shareholders after the public offering and the recent property acquisitions.

     The Trust originally recorded a provision for possible loss of $175,000 on the Madison Square land purchase-leaseback investment in 1992. The judicial foreclosure sale of this asset was held on March 22, 1993. The Trust successfully recovered $144,000 of its investment (net of legal expenses incurred) in May 1993, and were recorded the amount as a recovery of a provision for possible loss.

     In April 1994, the Trust sold its Parklane on Peachtree land purchase-leaseback investment for $3,491,000 and used the proceeds to acquire the Plantations at Killearn Apartments through a tax deferred exchange. For financial reporting purposes, the Trust recognized a gain of $2,494,000 on the sale. The Trust sold the five remaining lots in North Shore for the non-recourse debt on the property. A gain on the final disposition of the property of $257,000 was recorded. These gains were offset by the writedown of $429,000 on the Bellevue land purchase leaseback investment. In September 1993, the Trust sold its Kings Gate West Apartments land purchase-leaseback investment for $4,300,000 and used the proceeds, along with cash on hand, to purchase the 56th Street and JetPort properties through a tax deferred exchange transaction. For financial reporting purposes, the Trust recognized a gain of $3,408,000 on the sale. Also, in 1993, the Trust sold its investment in other real estate investment trust securities for $1,966,000 and recognized a gain of $1,152,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

1993 Compared to 1992

     PNOI from real estate properties increased by $1,797,000 or 31%, from $5,790,000 for December 31, 1992 to $7,587,000 for December 31, 1993. Property
net operating income (loss) by property type was as follows:



                                                                 Year ended
                                                                 December 31
                                                             -------------------
                                                             1993           1992
                                                             ----           ----
                                                                (In thousands)
     Industrial......................................      $2,385         2,147
     Apartments......................................       2,870         1,755
     Office Buildings................................       2,312         2,151
     Other...........................................          20          (263)
                                                           ------        ------
     Total PNOI..................................          $7,587         5,790
                                                           ======        ======




     PNOI from industrial properties increased $238,000, primarily as a result of the acquisition of 56th Street and JetPort in September 1993 and Lake Pointe in October 1993. The Trust's apartment properties had an increase in PNOI of $1,115,000 for 1993, attributable primarily to Doral Club, which was acquired in October 1992, improved leasing and rental rates at La Vista and the acquisition of Sutton House in October 1993. Doral Club contributed $623,000 to the increase in PNOI, La Vista contributed $264,000 and Sutton contributed
$173,000.   PNOI from the Trust's office buildings increased by $161,000, due to higher occupancy at Leesburg Pike.

     Equity in earnings from LNH of $67,000 was recorded during 1993, compared to $153,000 in 1992. This decrease is the result of lower LNH income due primarily to the repayment of two mortgage loans. The increase in other income is primarily attributable to management fee income of $133,000 received during 1993, compared to management fee income of $114,000 received during 1992. This management fee income is earned pursuant to the management agreement between LNH REIT Managers and LNH.

     Interest income on mortgage loans decreased $128,000 from $1,284,000 for 1992, to $1,156,000 for 1993, primarily as a result of interest income which was not accrued on three past due motel mortgage loans during the year ended December 31, 1993.

     Interest expense on real estate properties increased $92,000 from $2,479,000 for 1992 to $2,571,000 for December 31, 1993. In 1993, the Trust
obtained mortgage financing on Garden Villa and Deerwood and recorded interest expense of $232,000 on the new mortgages. Also, the Trust refinanced Doral Club in 1993 and recorded interest expense of $393,000 for 1993 compared to $69,000 for 1992 due to the acquisition of the property in October 1992. This increase in interest expense was partially offset by interest savings of $399,000 on the undeveloped land at North Shore, as a result of the Trust's decision to liquidate this investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)


     Interest expense to banks increased as a result of higher average bank borrowings on the Trust's revolving lines of credit (an average daily balance of $4,554,000 during 1993 and $776,000 during 1992).

     General and administrative expenses increased $238,000, primarily as a result of increases of $65,000 in incentive compensation expense, $30,000 in contribution expense, $29,000 in shareholder reports expense and $32,000 in shared general and administrative expenses.

     The Trust originally recorded a provision for possible loss of $175,000 on the Madison Square land purchase-leaseback investment in 1992. The judicial foreclosure sale of this asset was held on March 22, 1993. The Trust successfully recovered $144,000 of this provision for possible loss (net of legal expenses incurred) in May 1993, as a result of bidding on this investment at the foreclosure sale above the first mortgage balance. These proceeds were recorded as recovery of a provision for possible loss.

     In September 1993, the Trust sold its Kings Gate West Apartments and purchase-leaseback investment for $4,300,000 and used the proceeds, along with cash on hand, to purchase the 56th Street and JetPort properties through a tax deferred exchange transaction. For financial reporting purposes, the Trust recognized a gain of $3,408,000 on the sale in the third quarter of 1993. The Trust also sold its investment in Medical Resources Companies of America for $249,000 during 1993 and recorded a gain of $126,000 on the sale. A gain on investments of $1,022,000 was also recorded on the sale of other real estate investment trust securities to Parkway, an affiliated company. The two cash sales of $1,759,000 were made at the market prices on the date of sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $8,448,000 in 1994. The Trust distributed $7,339,000 of this amount in dividends which left $1,109,000 for other purposes. Other sources of cash were collections on mortgage loan receivables, sales of real estate investments, bank borrowings on the $5,000,000 working capital line and the $45,000,000 acquisition line, borrowings on new mortgage notes and the public offering in January 1994. Primary uses of cash were for purchases of real estate properties, capital improvements, bank debt payments and mortgage note payments and acquisition loans to its partners.

     The Trust began 1994 with $18,565,000 borrowed on the acquisition line of credit. In January 1994, the Trust completed the public offering of 1,750,000 shares of beneficial interest at $20 per share and used the net proceeds from the Offering of approximately $32,164,000 along with additional Trust funds to repay $18,564,000 on the acquisition line of credit, to purchase Santa Fe for $10,416,000 and to repay the Rampart mortgage of $3,300,000. Sutton House and Lake Pointe were purchased in October 1993 with funds from the acquisition line of credit. After this, the Trust had $31,338,000 in mortgage and other debt and $1,000 owed on the acquisition line.

     The Trust implemented a property acquisition program and ended 1994 with the following debt (in thousands):


     Mortgage notes payable - fixed rate             $ 37,273
     Mortgage notes payable - floating rate             2,285
     Bank notes payable - floating rate                28,671
                                                     --------
     Total debt                                      $ 68,229
                                                     ========



     A one percent increase in the prime interest rate increases interest expense $310,000 on an annual basis. The Trust is examining several ways to reduce its exposure to floating rate debt, including discontinuing purchases with floating rate debt, selling properties that do not meet its continuing strategy and obtaining fixed rate mortgage financing. The Trust does not anticipate a return to the capital markets until its stock price improves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The Trust has a $5,000,000 revolving line of credit, which bears interest at the prime rate and matures on April 30, 1995. Borrowings on this line were $4,624,000 at December 31, 1994. The Trust also has a $45,000,000 acquisition line, which bears interest at the prime rate plus .125% and matures on April 30, 1997. Borrowings on this line were $24,047,000 at December 31, 1994. On January 9, 1995, $1,280,000 was borrowed on the acquisition line and the proceeds reduced the working capital line. The acquisition note's principal balance must be reduced to $1,000 by May 31, 1996 or the Trust cannot request additional advances under the line and the total outstanding balance of the line must be reduced to $30,000,000 by December 1, 1996.

     In March 1995, the Trust entered into an agreement with Walker Investments, and certain entities affiliated with Walker Investments, to acquire the 383,775 shares of LNH owned by the Walker Group and to acquire the remaining 50% of LNH Reit Managers, a Mississippi general partnership, at a cost of $3,070,200. The Trust negotiated a credit facility of $3,000,000 with a commercial bank to finance the purchase. The line is for one year at the prime rate of interest and will be secured by the stock.

     Capital expenditures for 1995 are budgeted to be approximately $3,413,000 and are categorized as follows (in thousands):


     Upgrades on acquisitions         $    765
     New development costs                 957
     Tenant Improvements:
             New Tenants                   764
             Renewal Tenants               308
     Other                                 619
                                      --------
                                      $  3,413
                                      ========



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 1994 and 1993, and its Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 1994, 1993 and 1992 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



                                                                      Page
                                                                      ----
(a)(1)    Consolidated financial statements
                Independent Auditors' Report.                              18
                Consolidated Balance Sheets - December 31, 1994
                  and 1993.                                                19
                Consolidated Statements of Operations -
                  Years ended December 31, 1994, 1993 and 1992.            20
                Consolidated Statements of Changes in
                  Shareholders' Equity - Years ended
                  December 31, 1994, 1993 and 1992.                        21
                Consolidated Statements of Cash Flows -
                  Years ended December 31, 1994, 1993 and 1992.            22
                Notes to Consolidated Financial Statements.                23
(2)(a)    Consolidated financial statement schedules
                Schedule XI - Real estate properties and accumulated
                  depreciation.                                            40
                Schedule XII - Mortgage loans on real estate.              45





     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the notes to the financial statements.

     (3)Form 10-K exhibits:
     (3)(a)Restated Declaration of Trust dated December, 1971,
        (incorporated by reference to Exhibit 3 of the Registrant's 1980 Annual Report on Form 10-K and to Exhibit 20 of the Registrant's May 31, 1981
        Quarterly Report on Form 10-Q)

     (b)Amendment to the Declaration of Trust effective as of April 19, 1983 (incorporated by reference to Exhibit 3(b) of the Registrant's 1983 Annual
     Report on Form 10-K)
     (c)Amendment to Registrant's Restated Declaration of
     Trust, effective March 20, 1987, (incorporated by reference to Exhibit 3(c) of the Registrant's 1987 Annual Report on Form 10-K.)
     (d)Trustees' Regulations of the Registrant, as amended
     (incorporated by reference to Exhibit 3 of the Registrant's 1980 Annual Report on Form 10-K).
     (e)Amendment to Registrant's Trustees' Regulations effective as of April 19, 1983 (incorporated by reference to Exhibit 3(d) of the Registrant's
     1983 Annual Report on Form 10-K).
 (10)(a)Amendment and Restatement of the Expense-Sharing Agreement among the Registrant, Eastover Corporation, The Parkway Company and Congress Street Properties, Inc. dated as of September 1, 1990, *(incorporated by reference to Exhibit 10(a) of the Registrant's 1991 Annual Report on
     Form 10-K).
     (b)First Amendment to Amendment and Restatement of Expense-Sharing among Eastgroup Properties, Eastover Corporation, The Parkway Company and Congress Street Properties, Inc. dated as of October 1, 1993 (incorporated by reference to Exhibit 10B of Registrant's Registration Statement on Form S-2 (No. 33-70574) filed October 19, 1993).
     (c)EastGroup Properties 1994 Management Incentive Plan (incorporated by reference to Exhibit A of the Registrant's proxy statement dated
     November 11, 1994).*
     (d)EastGroup Properties 1991 Trustees Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's proxy statement dated November 11, 1994).*
     (e)Purchase and Sale Contract between TCB Voss, Inc. and EastGroup Properties (incorporated by reference to Exhibit 10G of Amendment
     No. 1 to Registrant's Registration Statement on Form S-2 (No. 33-
     70574) filed December 30, 1993).
 (25)Powers of attorney (incorporated by reference to EastGroup Properties
     1994 Annual Report on Form 10-K)
 (28)Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt
     (incorporated by reference to Exhibit 28(e) of the Registrant's 1986 Annual Report on Form 10-K)
















                *Indicates management or compensatory agreement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                             PAGE
                Independent Auditors' Report                                                  18
                Consolidated Balance Sheets as of December 31, 1994 and 1993                  19
                Consolidated Statements of Operations for the years ended
                    December 31, 1994, 1993 and 1992                                          20
                Consolidated Statements of Changes in Shareholders' Equity
                    for the years ended December 31, 1994, 1993 and 1992                      21
                Consolidated Statements of Cash Flows for the years ended
                    December 31, 1994, 1993 and 1992                                          22
                Notes to Consolidated Financial Statements                                    23

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND SHAREHOLDERS
EASTGROUP PROPERTIES:

We have audited the consolidated financial statements of EastGroup Properties and subsidiaries, a Maryland real estate investment trust, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.


Jackson, Mississippi
March 13, 1995                                  KPMG Peat Marwick LLP

                          CONSOLIDATED BALANCE SHEETS




                                                                    December 31
                                                             ------------------------
                                                                  1994       1993
                                                               ----------  ----------
     Assets                                              (In thousands, except share data)
Real estate properties:
     Apartments............................................. $ 51,076         31,943
     Industrial.............................................   69,214         45,984
     Office Buildings.......................................   35,500         24,031
                                                             --------       --------
                                                              155,790        101,958
     Less accumulated depreciation..........................  (15,888)       (13,981)
                                                             --------       --------
                                                              139,902         87,977
Mortgage loans, less allowance for possible losses
     of $500,000 in 1993...................................     8,817          7,883
Land and land purchase-leasebacks.......................        2,320          5,761
Investment in real estate investment trust..............          954          1,067
Cash and cash equivalents...............................          301          2,690
Other assets............................................        2,566          2,130
                                                             --------       --------
                                                             $154,860        107,508
                                                             ========       ========
     Liabilities and Shareholders' Equity

Liabilities
Mortgage notes payable..................................     $ 39,558         34,638
Notes payable to banks..................................       28,671         18,565
Dividends payable.......................................            -          1,811
Accounts payable and accrued expenses...................        1,167          2,204
Minority interests in joint ventures....................        2,848          1,227
Other liabilities.......................................          440            262
                                                             --------       --------
                                                               72,684         58,707
                                                             --------       --------
Shareholders' Equity
Shares of beneficial interest, par value $1.00 per share;
     authorized 10,000,000 shares; issued 4,221,669 shares
     in 1994 and 2,461,028 shares in 1993..................     4,222          2,461
Additional paid-in capital..............................       68,210         38,257
Unrealized gain on securities...........................           21              -
Undistributed earnings..................................        9,723          8,083
                                                             --------       --------
                                                               82,176         48,801
                                                             --------       --------
                                                             $154,860        107,508
                                                             ========       ========








     See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Years Ended December 31
                                            ----------------------------------
                                             1994          1993          1992
                                            ------        ------        ------
                                           (In thousands, except per share data)
Revenues
     Income from real estate operations..    $ 23,194      13,771        11,079
     Land rents..........................         398         856           979
     Equity in earnings of real estate
       investment trust..................         123          67           153
     Interest:
       Mortgage loans....................       1,041       1,156         1,284
       Other.............................          13          18            21
     Other...............................         126         220           179
                                             --------    --------      --------
                                               24,895      16,088        13,695
                                             --------    --------      --------
Expenses
     Operating expenses from real estate
       operations........................       9,741       6,184         5,289
     Interest expense....................       3,747       3,112         2,749
     Depreciation and amortization.......       4,481       3,110         2,365
     Minority interests in joint
       ventures..........................         163          78             -
     General and administrative expense..       2,046       1,573         1,335
     Stock appreciation rights and
       incentive compensation expense
       (recovery)........................        (129)        320           357
     Provision for (recovery of) possible
       losses............................           -        (144)        1,675
                                             --------    --------      --------
                                               20,049      14,233        13,770
         Income (loss) before gains          --------    --------      --------
           <losses> on investments ......       4,846       1,855           (75)
                                             --------    --------      --------

Gains (losses) on investments
     Real estate.........................       2,322       3,408        (3,598)
     Real estate investment trust
       securities .......................           -       1,152             -
                                             --------    --------      --------
                                                2,322       4,560        (3,598)
                                             --------    --------      --------
       Net income (loss)..............       $  7,168       6,415        (3,673)
                                             ========    ========      ========

Per share of beneficial interest
       Net income (loss)..............       $   1.74        2.61         (1.49)
                                             ========    ========      ========
Weighted average shares outstanding...          4,114       2,460         2,459
                                             ========    ========      ========









          See accompanying notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY




                                 Shares of    Additional                          Unrealized
                                Beneficial     Paid-in    Undistributed Treasury    Gain on
                                 Interest      Capital     Earnings     Shares    Securities    Total
                                ----------    ----------  ------------- --------  ----------    -----
                                                         (In thousands)

Balance, December 31, 1991........$ 3,011      51,945      14,108     (14,280)         -      54,784
     Net loss.....................      -           -      (3,673)          -          -      (3,673)
     Cash dividends declared,
      $1.52 per share.............      -           -      (3,735)          -          -      (3,735)
     Exercise of 20,000 options...      -           -        (274)        523          -         249
     Purchase of 43,348 treasury
      shares......................      -           -           -        (592)         -        (592)
                                  -------     -------     -------     -------    -------     -------

Balance, December 31, 1992........  3,011      51,945       6,426     (14,349)         -      47,033
     Net income...................      -           -       6,415           -          -       6,415
     Cash dividends declared,
      $1.60 per share.............      -           -      (4,690)          -          -      (4,690)
     Exercise of 5,000 options....      -           -         (68)        129          -          61
     Purchase of 1,000 treasury
      shares......................      -           -           -         (18)         -         (18)
     Retire 550,354 treasury
      shares......................   (550)    (13,688)          -      14,238          -           -
                                  -------     -------     -------     -------    -------     -------

Balance, December 31, 1993........$ 2,461      38,257       8,083           -          -      48,801
     Net income...................      -           -       7,168           -          -       7,168
     Cash dividends declared,
      $1.31 per share.............      -           -      (5,528)          -          -      (5,528)
     Exercise of 78,000 options...     78         887           -           -          -         965
     Purchase of 46,666 shares....    (46)       (778)          -           -          -        (824)
     Issuance of 11,397 shares,
      incentive compensation......     11         181           -           -          -         192
     Issuance of 1,750,000
      shares in public offering...  1,750      30,414           -           -          -      32,164
     Issuance of 696,088 shares in
      Eastover Corporation merger.    696      10,993           -           -          -      11,689
     Retire 728,178 shares in
      Eastover Corporation merger.   (728)    (11,744)          -           -          -     (12,472)
     Change in unrealized gain on
      securities..................      -           -           -           -         21          21
                                  -------     -------     -------     -------    -------     -------
Balance, December 31, 1994........$ 4,222      68,210       9,723           -         21      82,176
                                  =======     =======     =======     =======    =======     =======





















          See accompanying notes to consolidated financial statements



                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended December 31
                                                                ----------------------------------
                                                                 1994           1993          1992
                                                                ------         ------        ------
                                                                         (In thousands)
Operating Activities:
     Net income (loss)....................................... $  7,168            6,415       (3,673)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization.........................    4,481            3,110        2,365
       Stock appreciation rights and incentive compensation
         expense (recovery)..................................     (129)             320          357
       (Gains) losses on investments, net....................   (2,322)          (4,560)       3,598
       Provision for (recovery of) possible losses...........        -             (144)       1,675
       Real estate investment trust:
         Equity in earnings..................................     (123)             (67)        (153)
         Dividends received..................................       60               75           72
       Other.................................................      (64)             (18)           -
       Changes in operating assets and liabilities:
         Accrued income and other assets.....................       93               32          113
         Accounts payable, accrued expenses and
            prepaid rent.....................................     (716)             113           27
                                                              --------          -------      -------
    Net cash provided by operating activities................    8,448            5,276        4,381
                                                              --------          -------      -------

Investing Activities:
     Advances on mortgage loans receivable...................   (1,862)          (1,150)           -
     Payments on mortgage loans receivable...................      581            1,845          835
     Purchase of mortgage loan receivable....................        -                -         (529)
     Sales of real estate investments........................    3,491            4,351          145
     Sales of real estate investment trust securities........        -            1,966            -
     Real estate improvements................................   (4,241)          (1,802)      (1,361)
     Purchases of real estate................................  (44,584)         (23,193)      (6,646)
     Purchases of real estate investment trusts shares.......        -             (117)      (1,450)
     Return of capital dividends.............................      197              261            -
     Change in other assets and other liabilities............     (297)          (1,234)        (220)
                                                              --------          -------      -------
     Net cash used in investing activities...................  (46,715)         (19,073)      (9,226)
                                                              --------          -------      -------

Financing Activities:
     Proceeds from bank borrowings...........................   44,620           29,712        7,885
     Proceeds from mortgage notes payable....................    7,800            9,585        7,885
     Principal payments on bank borrowings...................  (35,152)         (13,472)      (5,560)
     Principal payments on mortgage notes payable and
       improvement bonds.....................................   (6,240)          (5,701)      (4,218)
     Distributions paid to shareholders......................   (7,339)          (3,813)      (3,738)
     Purchases of shares of beneficial interest..............     (824)             (18)        (592)
     Proceeds on exercise of stock options...................      965               31          225
     Net proceeds from issuance of stock.....................   32,164                -            -
     Other...................................................     (116)               -            -
                                                              --------          -------      -------
    Net cash provided by financing activities................   35,878           16,324        1,887
                                                              --------          -------      -------

Increase (decrease) in cash and cash equivalents.........       (2,389)           2,527       (2,958)
Cash and cash equivalents at beginning of year...........        2,690              163        3,121
                                                              --------          -------      -------
Cash and cash equivalents at end of year.................     $    301            2,690          163
                                                              ========          =======      =======
Supplemental Cash Flow Information:
     Mortgage loans received on sales of real estate......... $      -              490            -
     Debt assumed by buyer of real estate....................    2,211            2,564          355
     Cash paid for interest..................................    3,958            3,101        2,796
     Debt assumed by the Trust in purchase of real estate....    4,813              704            -
     Net liabilities assumed in Eastover merger..............      638                -            -






          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 and 1992

(1) Significant Accounting Policies


     (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of EastGroup Properties ("the Trust"), its wholly-owned subsidiaries and its investment in five joint ventures in which the Trust has a 75% ownership interest. The five properties included in the joint ventures are 56th Street Commerce Park, JetPort Commerce Park, Exchange Distribution Center, Jetport 516 Commerce Park and WestPort Commerce Center. The joint venture's assets, liabilities, revenues and expenses are recorded by the Trust with minority interests provided for the 25% not owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

     (b) Federal Income Taxes

     EastGroup Properties, a Maryland real estate investment trust, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code, and it intends to continue to qualify as such. The Trust distributed to its shareholders all of its 1994, 1993 and 1992 taxable income. Accordingly, no provision for federal income taxes was necessary. Distributions paid per share for federal income tax purposes follow:



                                             Years Ended December 31
                                           ----------------------------
                                            1994       1993       1992
                                           ------     ------     ------
     Ordinary Income.................... $   1.74       1.55       1.19
     Capital Gains......................        -          -        .33
                                         --------   --------   --------
         Total.......................... $   1.74       1.55       1.52
                                         ========   ========   ========




     The Trust's income differs for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, and (4) mortgage loans having a different basis for tax and financial reporting purposes, producing different gains upon collection of these receivables.

     (c) INCOME RECOGNITION

     Income from land purchase-leaseback investments is recorded under the operating method, and the Trust generally accrues percentage rentals as earned.

     The Trust recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards No. 66 ("SFAS 66"), "Accounting for Sales of Real Estate". When sales of real estate occur which do not meet the requirements of SFAS 66, any gains therefrom are deferred and deducted from the investment balances for financial reporting purposes until such gains can be recognized as income.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (D) LAND PURCHASE-LEASEBACKS

     Land purchase-leasebacks are investments in which the Trust owns the land underlying income producing buildings and other improvements and leases it to the owner of the improvements. Generally, the terms of a land lease provide for a fixed minimum rental and an additional contingent rental equal to a percentage of the gross income of the property in excess of a base amount. In addition, the Trust generally shares in the net proceeds of any refinancing of mortgage indebtedness of the property, except to the extent that the proceeds are reinvested in the property. Upon the termination of a land lease, the improvements become the property of the Trust.

     (E) REAL ESTATE PROPERTIES

     Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Trust's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of 25 to 40 years for buildings and 5 to 10 years for other improvements and personal property. Maintenance and repair expenses are charged to expense as incurred, while building improvements are capitalized. Apartment turnover costs such as carpet, painting and small appliances are expensed.

     (F) INVESTMENTS IN PARTNERSHIPS AND REAL ESTATE INVESTMENT TRUSTS

     The equity method of accounting is used to account for the investment in LNH REIT, Inc. The Trust does not have voting control over this company, but does have the ability to exercise significant influence on operating and financial policies. Under the equity method, the Trust has picked up its share of unrealized security gains in accordance with FASB 115, "Accounting for Certain Investments in Debt and Equity Securities."

     (G) ALLOWANCE FOR POSSIBLE LOSSES

     The Trust provides an allowance for possible losses on real estate and mortgage loan investments for financial reporting purposes which, in the opinion of the Trustees, is adequate to absorb possible losses determined in accordance with generally accepted accounting principles. The adequacy of the allowance or the need for an allowance is evaluated by the Trustees quarterly based on a review of investments and properties on an individual basis.

     If the estimated net realizable value of an underlying property or mortgage loan is less than the carrying amount of the Trust's investments, the difference is included in the allowance. Although the assumptions and projections upon which estimates of net realizable value or fair market value are based reflect the Trustees' best judgment, there can be no assurance that the projected events will actually occur. Therefore, adjustments to the allowance for possible losses may be required in subsequent periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (H) AMORTIZATION

     Loan fees are amortized using the straight-line method over the term of the loan. Leasing commissions are amortized using the straight-line method over the term of the respective lease.

     (I) CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     (J) RECLASSIFICATIONS

     Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to the 1994 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) REAL ESTATE OWNED

     A summary of gains (losses) on real estate investments for the years ended December 31, 1994, 1993 and 1992 follows:


                                                 Discounted      Recognized
                                      Basis   Net Sales Price   Gain (Loss)
                                    --------  ---------------   -----------
                                           (In thousands)
1994
----

Real estate properties:
     North Shore - 5 lots            $2,053         2,310             257
Land purchase - leasebacks:
     Parklane on Peachtree
       Apartments                       997         3,491           2,494
     Bellevue Plaza writedown           429             -            (429)
                                     ------        ------          ------
                                     $3,479         5,801           2,322
                                     ======        ======          ======
1993
----

Real estate properties:
     North Shore - 7 lots            $2,953         2,953               -
Land purchase - leaseback:
     Kings Gate West                    500         3,908           3,408
                                     ------        ------          ------
                                     $3,453         6,861           3,408
                                     ======        ======          ======

1992
----

Real estate properties:
     North Shore writedown           $    -             -          (3,576)
     North Shore - 1 lot                475           453             (22)
                                     ------        ------          ------
                                     $  475           453          (3,598)
                                     ======        ======          ======



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a schedule by year of approximate future minimum rental receipts under noncancelable leases for the real estate properties as of December 31, 1994 (in thousands):

     Year ending
     December 31
     -----------

     1995                             $13,334
     1996                              11,440
     1997                               8,333
     1998                               6,105
     1999                               3,267
     Later Years                        1,604
                                      -------
     TOTAL MINIMUM RECEIPTS           $44,083
                                      =======

     In the fourth quarter of 1992, the Trust made the strategic decision to liquidate its remaining investment in undeveloped land at North Shore and scheduled an auction of the undeveloped land on April 7, 1993. The Trust recorded operating losses of $596,000 in 1992 related to the undeveloped land. As a result of the decision to liquidate this investment, the Trust recorded a non-recurring loss of $3,576,000 and a provision for possible loss of $1,000,000 in the fourth quarter of 1992.

     In 1993, the Trust sold seven lots for a discounted net sales price of $389,000 plus the buyer assumed improvements bonds of $2,564,000 and no gain or loss was recorded. The Trust recorded the $1,000,000 allowance for possible loss as a permanent impairment in value during 1993. As a result, the net carrying value at December 31, 1993 of the undeveloped land and related assets at North Shore represented the balance of non-recourse debt on the property and an accrual for estimated disposition expenses. The Trust sold the remaining five lots in 1994 for the non-recourse debt on the property. A gain on the final disposition of the property in 1994 of $257,000 was recorded which represented $302,000 related to expired letter of credits and $45,000 relating to expenses that were more than the amounts estimated. Improvement bonds payable decreased $2,267,000 to $451,000 during 1994. The decrease represents the portion of such bonds attributable to the lots of undeveloped land at North Shore sold in 1994.

     On December 31, 1994, the Trust's only investment in North Shore is the Nobel Center office building with a carrying value of $3,249,000. Debt related to Nobel Center consists of a mortgage of $2,788,000 and improvement bonds of $451,000 on the underlying land.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) LAND AND LAND PURCHASE-LEASEBACKS

     Fixed land rentals required to be paid to the Trust in each of the next five years and in the aggregate thereafter in connection with the Trust's land purchase-leaseback investments held as of December 31, 1994 are $95,000 in 1995, $89,000 in 1996, $91,000 in 1997, $94,000 in 1998, $96,000 in 1999 and
$5,594,000 in the aggregate thereafter.

     In the case of two land purchase-leaseback investments, carried at an aggregate amount of $725,000 as of December 31, 1994, the land tenants have options to purchase the land on a formula basis set forth in the respective leases, but in no event would the purchase price be less than the cost of the land to the Trust.

     The Trust held a junior mortgage loan of $2,415,000 as of December 31, 1994 on a property in which the Trust had a land purchase-leaseback investment.

     The Trust's land purchase-leaseback and junior mortgage loan investments are subordinate to senior mortgage loans encumbering the properties. A loss of $429,000 was recorded on the Bellevue Plaza land purchase-leaseback, as a result of the move out of the properties largest tenant which resulted in an occupancy level of 27%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) MORTGAGE LOANS AND ALLOWANCE FOR POSSIBLE LOSSES
     A summary of mortgage loans follows:

                                             December 31
                                        --------------------
                                           1994        1993
                                        ---------    --------
                                           (In thousands)

     First mortgage loans:
     Industrial (5 loans)................  $  2,238      1,100
       Motels (5 loans)..................     3,091      4,021
       Apartments (1 loan)...............     1,009        960
       Other (3 loans)...................        64         61
                                           --------   --------
                                              6,402      6,142

     Wrap mortgage loans:
       Apartments (1 loan)...............     2,415      2,241
                                           --------   --------
                                           $  8,817      8,383
                                           ========   ========

     In 1994, the Trust charged off $500,000 of the motel loans against the allowance for possible losses. The net carrying value of the motel loans was further decreased by an additional $422,000 during 1994. This decrease represented a bankruptcy settlement accrued in 1994 and was related to the property collateralizing the motel loans. That property was owned by the Trust and the bankruptcy settlement was recorded as deferred income because of the collection difficulties with the motel loans and because all gains on the sale of the properties collateralizing the motel loans were deferred when the loans were made because the gain recognition criteria of SFAS 66 were not met when the properties were sold and have not been met since. Interest income on four of the motel loans is recorded when received. Had interest income been recorded using the accrual method, interest income would have increased by $213,000 in 1994 and $131,000 in 1993.

     In March 1995, the land tenant on the EastGate Apartment land purchase-leaseback investment offered to give the Trust a deed in lieu of foreclosure because of its inability to meet all of the obligations of the property. The land purchase-leaseback has a carrying value of $225,000 and the mortgage loan has a carrying value of $1,009,000. All income receivable from EastGate was current as of December 31, 1994. No loss is anticipated on the proposed transaction.

     A summary of activity in the allowance for possible losses follows:

                                               Years Ended December 31
                                           -----------------------------
                                            1994       1993        1992
                                           ------     ------      ------
                                                  (In thousands)
     Balance at beginning of period......  $  500      1,675          -
     Increase in allowance...............       -          -      1,675
     Amounts charged-off ................    (500)    (1,175)         -
                                           ------     ------      -----
     Balance at end of period............  $    -        500      1,675
                                           ======     ======      =====

     The allowance for possible losses at December 31, 1993 includes $500,000 applicable to mortgage loans secured by motels. The allowance for possible losses at December 31, 1992 includes $500,000 allocated to mortgage loans, $1,000,000 allocated to undeveloped land and $175,000 allocated to land purchase-leaseback investments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On September 30, 1993, the Trust sold a portfolio of mortgage loans to Parkway. Parkway paid the Trust $956,251 in cash for the mortgage loans, which represented the Trust's book value of these loans on September 30, 1993. The Trust had no gain or loss on the sale of these mortgage loans.

(5) INVESTMENTS IN REAL ESTATE INVESTMENT TRUSTS

     The investment in real estate investment trust ("REIT") consists of the following:

                                  Ownership
                                 Percentage
                                December 31       December 31, 1994      December 31, 1993
                               --------------    -------------------    -------------------
                               1994      1993    Investment   Market    Investment   Market
                               -----     ----    -----------  ------    ----------   ------
                                                              (In thousands)
Equity method investee:
     LNH REIT, Inc...........   5.97%    5.97%     $   954      805        1,067     1,084
                                ====     ====      =======    =====       ======    ======

     The Trust sold all of its investments in real estate investment trust securities, except LNH REIT, Inc., in 1993. These sales of $1,966,000 were made at the market price on the date of sale. A total gain of $1,152,000 was recorded on the above sales, including $1,022,000 on the sale of real estate investment trust securities to the Parkway Company, an affiliated entity.

     Effective January 1, 1995, the Trust, through an affiliated partnership, provides certain management and administrative services for LNH REIT, Inc. for an annual fee of $125,000.

     During 1991, the Trust purchased 40,125 shares of LNH (formerly L & N Housing Corp.) at a cost of $288,000. The Trust and Walker Investments purchased 88,000 and 264,000 shares of LNH, respectively, from Lomas Financial Corporation at a cost of $9.50 per share in February 1992. In December 1992, the Trust purchased an additional 3,300 shares for a total cost of $29,000, bringing the Trust's ownership to 5.97%. The Trust accounts for its investment in LNH using the equity method because of its ability to exercise significant influence over the operating and financial policies of LNH.

(6) NOTES PAYABLE TO BANKS

     The Trust has a line of credit from a commercial bank in the amount of $5,000,000 which is secured by the outstanding stock of the Trust's wholly-owned subsidiary, EastGroup Sunbelt, Inc., and is guaranteed by EastGroup Sunbelt, Inc. Borrowings under the credit line at December 31, 1994 were $4,624,000 and bear interest at the bank's prime rate. The line of credit expires April 30, 1995. Total loan commitment fees of $25,000 were paid in 1994 and 1993 for this line of credit.

     At December 31, 1994, the Trust had $24,047,000 outstanding under a $45,000,000 acquisition line of credit from a commercial bank. The acquisition line has an interest rate of prime plus .125% and matures on April 30, 1997. The principal balance on the line must be reduced to $1,000 by May 31, 1996 or the Trust cannot request additional advances under the line and the total outstanding balance of the line must be reduced to $30,000,000 by December 1, 1996. The line is collateralized by seven properties of the Trust with an aggregate carrying value of $36,221,000 at December 31, 1994. Total loan commitment fees of $169,000 were paid in 1994 for this line of credit.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) MORTGAGE NOTES PAYABLE ON REAL ESTATE OWNED AND WRAP MORTGAGES

A summary of mortgage notes payable follows:


                                                             December 31
                                                            --------------
                                                            1994      1993
                                                            ----      ----
                                                            (In thousands)
Garden Villa Apartments mortgage, interest at 8.25%,
     principal and interest due $24,041 monthly,
     maturing July 1, 2003, secured by real estate
     with a carrying amount of $2,875,000 at December
     31, 1994                                             $ 3,163     3,188

2020/2040 and 2100 Exchange Drive Warehouse mortgage,
     interest at 9.625%, principal and interest due $5,761
     monthly, maturing November 1, 2009, secured by real
     estate with a carrying amount of $1,523,000 at
     December 31, 1994                                        576       589

Interstate DC #1 Warehouse mortgage, interest at 9.25%,
     principal and interest due $10,827 monthly, maturing
     June 1, 2009, secured by real estate with a carrying
     amount of $2,879,000 at December 31, 1994                957       996

Interstate DC #2 Warehouse mortgage, interest at 9.25%,
     principal and interest due $12,844 monthly, maturing
     June 1, 2009, secured by real estate with a carrying
     amount of $3,319,000 at December 31, 1994              1,185     1,228

Venture Distribution Center #1 mortgage, interest at
     9.75%, principal and interest due $18,687 monthly,
     repaid February 1994                                       -     1,543

Venture Duplex Warehouse mortgage, interest at 9.75%,
     principal and interest due $6,444 monthly, repaid
     January 1994                                               -       607

Rampart Warehouse mortgage, interest at 9.75%, interest
     only of $26,813 due monthly, principal due at
     maturity, repaid January 1994                              -     3,300

8150 Leesburg Pike Office Building mortgage, interest at
     8.5%, principal and interest due $52,304 monthly,
     maturing June 15, 2005, secured by real estate with
     a carrying amount of $13,596,000 at December 31,
     1994                                                   4,338     4,586


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             December 31
                                                            --------------
                                                            1994      1993
                                                            ----      ----
                                                            (In thousands)
Sunbelt Center Warehouse mortgage, interest at 10.00%,
     principal and interest due $39,958 monthly,
     maturing September 1, 1997, secured by real
     estate with a carrying amount of $5,784,000 at
     December 31, 1994                                      4,260     4,311

Deerwood Warehouse mortgage, interest at 8.375%,
     principal and interest due $16,339 monthly,
     maturing July 1, 2003, secured by real
     estate with a carrying amount of $2,858,000 at
     December 31, 1994                                      1,841     1,881

Doral Club Apartment mortgage, interest at 8.625%,
     principal and interest due $36,494 monthly,
     maturing October 31, 2003, secured by real
     estate with a carrying amount of $6,487,000 at
     December 31, 1994                                      4,418     4,476

Nobel Center Office Building mortgage, interest at
     7.5%, principal amount due on January 15, 1997,
     secured by real estate with a carrying amount
     of $3,249,000 at December 31, 1994                     2,788     2,899

North Shore Improvement Bonds, interest rates range
     from 6.3% to 7.75% and mature serially in various
     amounts through September 2, 2016, secured by
     land underlying Nobel Center with a carrying
     amount of $3,249,000 at December 31, 1994                451     2,718

Country Club Apartments wrap mortgage, interest at
     prime plus 1.0%, principal and interest due
     monthly based on a 25-year amortization at an
     assumed rate of 10.5%, maturing September 1,
     1996, secured by the property on which the Trust
     has a mortgage note receivable with a carrying
     amount of $2,415,000 at December 31, 1994              2,286     2,316




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             December 31
                                                            --------------
                                                            1994      1993
                                                            ----      ----
                                                            (In thousands)
Sutton House Apartments mortgage, interest at 8.0%,
     principal and interest due $45,257 monthly,
     maturing October 31, 2003, secured by real
     estate with a carrying amount of $8,386,000 at
     December 31, 1994                                      5,962         -

JetPort 516 Warehouse mortgage, interest at 8.5%
     principal and interest due $5,857 monthly,
     maturing January 1, 2003, secured by real
     estate with a carrying amount of $1,329,000
     at December 31, 1994                                     648         -

Northwest Point Warehouse mortgage interest at
     7.75%, principal and interest due $32,857
     monthly, maturing March 1, 2001, secured by
     real estate with a carrying amount of $6,855,000
     at December 31, 1994                                   4,301         -

56th Street Warehouse mortgage, interest at
     8.88%, principal and interest due $21,816
     monthly, maturing August 1, 2004, secured
     by real estate with a carrying amount of
     $2,773,000 at December 31, 1994                        2,384         -
                                                        ---------  --------
                                                         $ 39,558    34,638
                                                        =========  ========


     Approximate principal payments due during the next five years are as follows: 1995, $930,000; 1996, $3,229,000; 1997, $7,504,000; 1998, $918,000;
and 1999, $999,000.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) TRUST ADMINISTRATION

     On March 1, 1983, the Trust approved an agreement, which was amended on March 1, 1984, and again on September 1, 1990, whereby the day-to-day management was transferred from its former adviser to officers of the Trust, who are also officers of Eastover Corporation and certain of the following affiliates. Certain administrative expenses were allocated monthly among Eastover Corporation, Congress Street Properties, Inc., Parkway and the Trust based on the shared expense agreement. Effective December 31, 1994, the Trust terminated the expense sharing agreement and will maintain its own officers and employees.

(9) REVERSE REPURCHASE AGREEMENTS

     The Trust does not in the ordinary course of business take possession of the securities which collateralize its reverse repurchase agreements (assets purchased under agreements to resell). The Trust has the right to demand additional collateral or return of the invested funds at any time the collateral value is less than the invested funds plus any accrued earnings thereon. The Trust does, however, conduct these transactions on a short term basis with financial institutions with which it has normal business relationships. At December 31, 1994 and 1993, the Trust did not hold reverse repurchase agreements with any individual counterparty or group of counterparties in excess of 10% of shareholders' equity.

(10)  SHAREHOLDERS' EQUITY

     In 1994, the Trust terminated the previous incentive plans for officers and adopted the 1994 Management Incentive Plan. The previous plan included stock options, stock appreciation rights, incentive compensation units and a bonus plan.

     Under the plan existing prior to September 1994, officers exercised 78,000 stock options and stock appreciation rights ("SARS"). The stock option exercise price was $12.375 per share for a total option price of $965,250. Compensation was accrued by the Trust for SARs expense based on the excess of the market price over the exercise price, $12.375 per share, of the SARs. Compensation expense (recovery) for the SARs was ($251,000) in 1994, $320,000 in 1993 and $357,000 for 1992. Compensation expense for the incentive compensation units was accrued by the Trust based on the dividends paid by the Trust and in accordance with a vesting schedule. Compensation expense for the units was $89,000 in 1994, $69,000 in 1993 and $37,000 in 1992. Amounts
due in 1995 and 1996 were estimated and paid in Trust's shares in 1994. The Trust issued 11,397 shares and recorded an expense of $122,000 which is included with stock appreciation rights and incentive compensation expense on the 1994 statement of operations. Compensation for the bonus plan amounted to $122,000 in 1994 and $33,000 in 1993.

     The 1994 Management Incentive Plan includes stock options and an annual incentive award. Under the plan, 182,750 shares were granted to employees at the fair market value at the date of grant ($18.00, $18.25 and $19.00 per share), at total option prices of $3,413,000. At December 31, 1994, there were 17,250 stock options available for grant under the plan. The annual incentive award program will begin in 1995 and the Compensation Committee will determine awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The award will be payable two-thirds in cash and one-third in Shares of the Trust.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Trust has a Trustees Stock Option Plan, as amended in 1994, under which an aggregate of 100,000 shares of beneficial interest are reserved for issuance upon exercise of any options granted. Under the Trustees plan, each Non-Employee Trustee is granted an initial 5,000 options and 1,500 additional options on the date of any Annual Meeting at which the Trustee is reelected to the Board. At December 31, 1994, there were 51,000 options outstanding under the Trustee's Plan at option prices of $16.00 to $17.50 per share (market price at date of grant), a total option price of $838,000. All options outstanding at December 31, 1994 were exercisable and there were 49,000 shares of beneficial interest available for grant under the Trustee Plan.

     In calculating net income per share of beneficial interest, the dilutive effect of the various benefit plans, if any, was not significant.

     In January 1994, the Trust completed the public offering of 1,750,000 shares of beneficial interest at $20 per share and received net proceeds of $32,164,000.

(11) FUTURE ACCOUNTING CHANGES

     The Financial Accounting Standards Board issued Statement (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and (SFAS) No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure".

     SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 118 addresses how interest income is recognized on impaired loans. SFAS No. 114 and SFAS No. 118 are effective for fiscal years beginning after December 15, 1994. Adoption of these statements is not expected to have a material impact on the consolidated financial statements.

     Other recently issued statements of the Financial Accounting Standards Board are not expected to impact the Trust's consolidated financial statements because, based on the nature of the Trust's operations, the statements will not be applicable.

(12) EASTOVER CORPORATION MERGER

     Effective December 22, 1994, the merger of Eastover Corporation ("Eastover") with Eastover Acquisition Corporation ("EAC"), a wholly-owned subsidiary of the Trust, was completed. EAC was immediately liquidated and distributed its assets and liabilities to EastGroup. The shareholders of Eastover received six-tenths of one (.6) share of beneficial interest of EastGroup for each share of beneficial interest of Eastover held by them.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) EASTOVER CORPORATION MERGER - (continued)

     The merger was accounted for using the purchase method of accounting. The following balance sheet items were recorded on December 22, 1994:

   ASSETS
     Mortgage loans                           $      39,000
     Cash                                            28,000
     Other assets                                    81,000
                                              -------------
          Total                               $     148,000
                                              =============

   LIABILITIES
     Notes payable to banks                   $     638,000
     Other liabilities                              148,000
                                              -------------
          Total                               $     786,000
                                              -------------
   SHAREHOLDER'S EQUITY
     Shares issued, 696,088 shares               11,834,000
     Shares retired, 728,178 shares             (12,472,000)
       (Trust shares owned by
       Eastover Corporation)
                                              -------------
     Net shares retired, 32,090 shares             (638,000)
                                              =============

   TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                   $     148,000
                                              =============


     The operations of Eastover subsequent to December 22, 1994, have been included in the accompanying consolidated statements of operations. The unaudited pro-forma effects of the Trust's acquisition of Eastover as if it had occurred on January 1, 1993, would be to increase revenues by approximately $18,000 in 1994 and $1,296,000 in 1993 and decrease net income by $412,000 in
1994 and $314,000 in 1993 and income per share by $.08 in 1994 and $.10 in 1993.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED


                                             Calendar 1994                                Calendar 1993
                                             Quarter Ended                                Quarter Ended
                                   -----------------------------------          -----------------------------------
                                   Mar. 31  June 30  Sept. 30  Dec. 31          Mar. 31  June 30  Sept. 30  Dec. 31
                                   -----------------------------------          -----------------------------------
                                                     (In thousands, except per share data)
Revenues...............            $ 5,395    5,965    6,373    7,162             3,744    3,856    3,845    4,643
Expenses...............             (4,101)  (4,634)  (5,173)  (6,141)           (3,281)  (3,245)  (3,699)  (4,152)
Recovery of
     (provision for)
     possible loss.....                  -        -        -        -                 -      144        -        -
                                   -------   ------   ------   ------            ------   ------   ------   ------
Income before gains
     <losses> on
     investments.......              1,294    1,331    1,200    1,021               463      755      146      491
Gains (losses) on
     investments.......                  -    2,494        -     (172)                -       25    3,505    1,030
                                   -------   ------   ------   ------            ------   ------   ------   ------
Net income.............            $ 1,294    3,825    1,200      849               463      780    3,651    1,521
                                   =======   ======   ======   ======            ======   ======   ======   ======

Per share of
     beneficial interest:
     Net income........            $   .34      .91      .28      .20               .19      .32     1.48      .62
                                   =======   ======   ======   ======            ======   ======   ======   ======

Weighted average
     shares
     outstanding.......              3,803    4,211    4,211    4,224             2,458    2,461    2,461    2,461
                                   =======   ======   ======   ======            ======   ======   ======   ======





(14)  Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1994. FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                 1994
                                     -------------------------
                                     Carrying           Fair
                                      Amount            Value
                                     --------          -------
                                          (In thousands)
   Financial Assets
     Cash and cash equivalents.......$    301              301
     Investment in REIT..............     954              805
     Mortgage loans..................   8,817           10,451
Financial Liabilities
     Mortgage notes payable..........  39,558           38,799
     Notes payable to banks..........  28,671           28,671


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

The following methods and assumptions were used to estimate fair value of each class of financial instruments.

Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.

Mortgage loans: The fair value of performing mortgage loans is estimated using discounted cash flows at current interest rates for loans with similar terms and maturities. The fair value for nonperforming loans is based on the underlying collateral value.

Investment in REIT: The fair value of the equity investment is based on quoted market prices at the reporting date for the investment.

Mortgage notes payable: The fair value of the Trust's mortgage notes payable is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Trust for debt of the same remaining maturities, as advised by the Trust's bankers.

Notes payable to banks: The carrying amounts approximate fair value because of the variable rate of interest on the debt.

(15) SUBSEQUENT EVENTS (UNAUDITED)

     In March 1995, the Trust entered into an agreement with Walker Investments, and certain entities affiliated with Walker Investments, to acquire the 383,775 shares of LNH owned by the Walker Group and to acquire the remaining 50% of LNH Reit Managers, a Mississippi general partnership, at a cost of $3,070,200. The Trust negotiated a credit facility of $3,000,000 with a commercial bank to finance the purchase. The line is for one year at the prime rate of interest and will be secured by the stock.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
         -------------------------------------------------------------

THE TRUSTEES AND SHAREHOLDERS
EASTGROUP PROPERTIES:

Under date of March 13, 1995, we reported on the consolidated balance sheets of EastGroup Properties and subsidiaries, a Maryland real estate investment trust, as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, which are included in the 1994 Annual Report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K/A. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Jackson, Mississippi
March 13, 1995                            KPMG Peat Marwick LLP





                                  SCHEDULE XI
              REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994
                                 (In thousands)


                                           Initial Cost to the Trust
                                 ------------------------------------------
                                                                                    Costs Capitalized
                                                         Buildings              subsequent to acquisition
                                                            and                 -------------------------
                                                          Improve-                Advances   Capitalized
     Description                   Encumbrances   Land    ments       Other     under lease    costs       Other    Land
    ------------                   ------------  ------   --------   ------     -----------  -----------   ------  ------
Acquired
--------
Land subject to
     long-term net leases:
     Apartments:
       Iroquois-Tennessee........... $3,063       320         -         -          -           -            -      320
       Winchester Ranch-Texas ......      -       450         -         -          -           -            -      450
       Country Club - Alabama (c)(i)  4,245       500         -         -          -           -            -      500
       Eastgate - Kansas (c)(i).....  2,000       225         -         -          -           -            -      225
                                     ------    ------    ------    ------     ------      ------       ------   ------
                                      9,308     1,495         -         -          -           -            -    1,495
                                     ------    ------    ------    ------     ------      ------       ------   ------
Shopping Centers:
     Bellevue Plaza-Nebraska......    1,766       437         -         -          -           -      (g)(437)       -
     Taco Bell - Kentucky.........        -        11         -         -          -           -            -       11
     Ponderosa - Kentucky.........        -        26         -         -          -           -            -       26
                                     ------    ------    ------    ------     ------      ------       ------   ------

           Total land subject to
           long-term leases........  11,074     1,969         -         -           -           -        (437)   1,532
                                     ------    ------    ------    ------     ------      ------       ------   ------




                                            Gross Amount
                                          at which carried
                                         at close of period
                                         ------------------                Accumulated
                                           Buildings and                  Depreciation
     Description                            Improvements     Other  Total    12/31/94
     -----------                         -------------------  -----  -----    --------
Acquired
--------
Land subject to
     long-term net leases:
     Apartments:
       Iroquois-Tennessee...........             -               -    320        -     1977
       Winchester Ranch-Texas ......             -               -    450        -     1970
       Country Club - Alabama (c)(i)             -               -    500        -     1973
       Eastgate - Kansas (c)(i).....             -               -    225        -     1970
                                            ------         -------  -----   ------
                                                 -               -  1,495        -
                                            ------         -------  -----   ------
Shopping Centers:
     Bellevue Plaza-Nebraska........             -               -      -        -     1972
     Taco Bell - Kentucky...........             -               -     11        -     1994
     Ponderosa - Kentucky...........             -               -     26        -     1994
                                            ------         -------  -----   ------

         Total land subject to
         long-term leases...........             -               -  1,532        -
                                            ------         -------  -----   ------






                                                                     SCHEDULE XI
                                 Gross Amount
     Costs capitalized         at which carried
subsequent to acquisition    at close of period
--------------------------   -------------------
Advances Capital-                Buildings               Accumulated
 under    ized                     and                   Depreciation    Year
 lease    costs    Other  Land Improvements Other Total Dec. 31, 1994  Acquired
-------  -------   -----  ---- ------------ ----- ----- -------------  --------


     -       -        -    320         -       -    320        -        1977
     -       -        -    450         -       -    450        -        1970
     -       -        -    500         -       -    500        -        1973
     -       -        -    225         -       -    225        -        1970
 -----   -----    -----  -----     -----   -----  -----    -----
     -       -        -                -       -               -
 -----   -----    -----  -----     -----   -----  -----    -----

     -       -    (h)(8)   429         -       -    429        -        1972
 -----   -----    -----  -----     -----   -----  -----    -----

     -       -       (8)               -       -               -
 -----   -----    -----  -----     -----   -----  -----    -----


                                                    (continued)

                                                                     SCHEDULE XI


                                       Gross Amount
    Costs capitalized                at which carried
subsequent to acquisition           at close of period
-------------------------           ------------------
     Capital-                     Buildings           Accumulated
     ized                            and              Depreciation       Year          Year
     costs    Other      Land    Improvements Total   Dec. 31, 1994    Acquired     Constructed
------------  ----       ----    ------------ -----  --------------   ---------     ------------


        10       -        147       503         650       88             1988           1979
       123       -        250       873       1,123      162             1988           1979
        28       -        286       456         742       74             1988           1979
       385       -        832     2,546       3,378      499             1988           1978
       185       -        925     2,965       3,890      571             1988           1978
       173       -        422     1,064       1,486      217             1988           1979
       538       -      1,030     3,409       4,439      542             1988           1979
       280       -      1,023     4,141       5,164      661             1988           1987
       462       -      1,034     5,518       6,552      768             1989           1987
        79       -        440       635       1,075       96             1989           1974
       177       -      1,147     1,976       3,123      266             1989           1978
       189       -        551     2,315       2,866       93             1993           1981/86
       386       -        469     2,268       2,737       75             1993           1974
       396       -      3,442     6,846      10,288      282             1993           1986/87
        34       -        603     2,448       3,051       37             1994           1975
        10       -        267     1,078       1,345       16             1994           1979/85
         -       -      1,375     2,961       4,336       34             1994           1984
         8       -      1,243     5,648       6,891       36             1994           1984/85
        24       -        980     3,824       4,804       17             1994           1983/87
         -       -        120     1,154       1,274        1             1994           1986

     3,685       -        542     3,685       4,227      978             1987           1986
     2,277       -      2,208    16,345      18,553    4,957             1975/89        1974
       308       -        285     1,908       2,193      516             1984           1984
       111       -        623     9,904      10,527      221             1994           1981

       898       -        275     2,276       2,551      799             1980           1968
     1,295       -        531     3,287       3,818      943             1986/93        1968
     1,550       -        330     3,421       3,751    1,082             1987           1974
       969       -      1,526     3,855       5,381      663             1991           1968
       415       -        670     6,391       7,061      574             1992           1985
       149       -        471     8,247       8,718      332             1993           1985
       177       -        855     6,528       7,383      164             1994           1990
         5       -        575     5,711       6,286       70             1994           1990
        13       -        615     5,512       6,127       54             1994           1983

        49   (2,541)(h)   558         -         558        -             1978            n/a
        34        -       230         -         230        -             1991            n/a
    ------   ------    ------    ------      ------   ------

    15,422   (2,541)   26,880   129,698     156,578   15,888
    ------   ------    ------    ------     -------   ------
    15,422   (2,978)   28,412   129,698     158,110   15,888
    ======  =======    ======   =======     =======   ======
                                              (a)(b)    (a)
                                                                                (continued)


             REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1994
                                (In thousands)


                                                  Initial Cost to the Trust
                                                  -------------------------
                                                          Buildings
                                                              and
                                                           Improve-
          Description                Encumbrances   Land     ments
          -----------                ------------   ----   ---------
Real estate properties (d) and (e):
   Industrial:
     2100 Exchange-Texas.............         -      147       493
     2020/2040 Exchange-Texas........       576      250       750
     401 Exchange-Texas..............         -      286       428
     Interstate #1-Texas.............       957      832     2,161
     Interstate #2-Texas.............     1,185      925     2,780
     Venture Duplex-Texas............         -      422       891
     Venture Distribution-Texas......         -    1,030     2,871
     Rampart-Colorado................         -    1,023     3,861
     Sunbelt-Florida.................     4,260    1,034     5,056
     La Quinta-Florida...............         -      421       575
     Deerwood-Florida................     1,841    1,147     1,799
     56th Street - Florida...........     2,384      551     2,126
     JetPort - Florida...............       648      469     1,882
     Lake Pointe - Florida...........         -    3,442     6,450
     Exchange Dist. - Florida........         -      603     2,414
     Jetport 516 - Florida...........         -      267     1,068
     Phillips - Florida..............         -    1,375     2,961
     Northwest Point - Texas.........     4,301    1,243     5,640
     Westport - Florida..............         -      980     3,800
     Baxter Healthcare - Oklahoma....         -      120     1,154
   Office Buildings:
     Nobel Center - California.......     3,239      542         -
     8150 Leesburg Pike - Virginia...     4,338    2,208    14,068
     Cascade-Ohio....................         -      285     1,600
     Santa Fe Energy - Texas.........         -      623     9,793
   Apartments:
     Pin Oaks-Texas..................         -      275     1,378
     Garden Villa-Washington.........     3,163      304     2,219
     SunChase-Texas..................         -      330     1,871
     LaVista-Georgia.................         -    1,526     2,886
     Doral Club-Texas................     4,418      670     5,976
     Sutton House - Texas............     5,962      471     8,098
     Plantations at Killearn - Florida        -      855     6,351
     Hampton House - Mississippi.....         -      575     5,706
     Grande Pointe - Alabama.........         -      615     5,499
   Land (f):
     Jefferson Parish-Louisiana......         -    3,050         -
     Denver-Colorado.................         -      196         -
                                       --------  -------   -------

       Total real estate owned.......    37,272   29,092   114,605
                                       --------  -------   -------
       Total.........................  $ 48,346   31,061   114,605
                                       ========  =======   =======


        REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION (continued)

Notes:

     (a)Changes in real estate properties follow:

                                                Year Ended December 31
                                           --------------------------------
                                               1994        1993        1992
                                           ----------    --------  --------
                                                     (In thousands)
  Balance at beginning of year.........    $ 107,719       86,125    81,302
  Improvements.........................        4,402        1,802     1,361
  Investment in real estate
    properties (1).....................       51,680       24,443     6,646
  Writedown of real estate properties..         (429)           -    (2,710)
  Carrying amount of investments
    sold...............................       (3,050)      (4,651)     (474)
  Writeoff of fully depreciated assets.       (2,212)           -         -
                                           ---------     --------  --------
  Balance at end of year...............    $ 158,110      107,719    86,125
                                           =========     ========  ========


     (1) Includes minority interest in JetPort Commerce Park, 56th Street Commerce Park, Exchange Distribution Center, JetPort 516 Commerce
          Park and Westport Commerce Center of $2,283,000 in 1994.

     Changes in the accumulated depreciation on real estate properties follow:


                                                   Year Ended December 31
                                             ----------------------------------
                                                1994         1993        1992
                                             --------      --------    --------
                                                        (In thousands)
     Balance at beginning of year.........   $13,981       11,130        8,802
     Depreciation expense.................     4,119        2,851        2,328
     Writeoff of fully depreciated assets     (2,212)           -            -
                                            --------    ---------    ---------
     Balance at end of year...............   $15,888       13,981       11,130
                                            ========    =========    =========

(b) The aggregate cost for federal income tax purposes is approximately $120,519,000. The federal income tax return for the year ended December 31, 1994 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 1994 is based on preliminary data.
(c) The land tenant has the option, subject to certain conditions, to repurchase the land at a price which would not be less than the cost of the land interest to the Trust.
(d) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.

(e) The Trust computes depreciation using the straight-line method over the estimated useful lives of the buildings (25 to 40 years) and other improvements (5 to 10 years).
(f) The investment is not producing income to the Trust as of December 31, 1994.
(g) Represents net proceeds from the condemnation of a portion of the land underlying the shopping center of $8,000 and writedown of $429,000.
(h) Represents a writedown of $2,496,000 and income received but deferred of $45,000.
(i)  Real estate land converted to land purchase-leasebacks.

                        MORTGAGE LOANS ON REAL ESTATE
                              DECEMBER 31, 1994
                                (In thousands)



                                                   Number
                                                     of      Interest     Final
                                                   loans      rate    maturity date
                                                  -------    -------- -------------
First mortgage loans (c):

  Motels:
     Jacksonville, Florida.........................  1          10%       7/97
     Nashville, Tennessee..........................  1           9%       5/98
     Nashville, Tennessee..........................  1          10%       7/97
     Gainesville, Florida..........................  1          10%       3/93

     Gainesville, Florida..........................  1          12%       3/93

  Industrial:
     Tampa, Florida................................  1          10%       9/13

     Tampa, Florida................................  1          10%       9/95

     Tampa, Florida................................  1     prime + .125% 10/01

     Orlando, Florida..............................  1          10%       5/96

     Orlando, Florida..............................  1          10%       5/1

  Apartments:
     Eastgate - Kansas.............................  1       12.25%(e)   12/96

  Other loans......................................  3         8.5%    5/00-3/07
                                                   ---
        Total first mortgage loans................. 14
                                                   ===

Subordinated mortgage loans:
  Apartments:
     Country Club - Alabama........................  1       8.5%-9%(d)  12/99
                                                   ---

  Total subordinated mortgage loans................  1
                                                   ---
        Total mortgage loans....................... 15
                                                   ===


                                                             SCHEDULE XII


                                                                           Principal amount
                                                                           of loans subject
     Periodic                            Face amount          Carrying      to delinquent
     payment              Prior          of mortgages         amount of      principal or
      terms              liens       December 31, 1994       mortgages       interest (f)
    ---------           --------     -----------------       ----------    -----------------
P&I monthly                -              1,076                443               943

P&I monthly                -                964                868                 -

P&I monthly                -                878                678               878

Interest monthly           -                850                628               850

P&I monthly                -                474                474               474

Interest monthly           -                360                360                 -
P&I quarterly
     (fixed principal)     -                 72                 72                 -

Interest monthly           -              1,187              1,187                 -

P&I quarterly
     (fixed principal)     -                169                169                 -
Interest monthly           -                450                450                 -


     (e)                   -              2,000              1,009 (e)             -

P&I monthly                -                 99                 64                34
                     -------            -------           --------           -------
                           -              8,579              6,402             3,179
                     -------            -------           --------           -------
     (d)               2,286              4,245              2,415 (d)             -
                     -------            -------           --------           -------

                       2,286              4,245              2,415                 -
                     -------            -------           --------           -------
                     $ 2,286             12,824              8,817 (a)(b)      3,179
                     =======            =======           ========           =======


Notes:
(a) Changes in mortgage loans were as follows:

                                                        Year Ended December 31
                                                      -------------------------
                                                      1994      1993       1992
                                                      ----      ----       ----
                                                           (In thousands)

Balance at beginning of year...................... $ 8,383     8,588      8,894
Loans to facilitate the sale of property, net of
     deferred gains...............................       -       491          -
Loan to facilitate the purchase of property.......   1,862     1,150          -
Purchase of mortgage note receivable..............       -         -        529
Payments..........................................    (734)   (2,066)      (978)
Amortization of discount on loans, net............     154       220        143
Allocation of allowance...........................    (500)        -          -
Writedown of mortgage notes receivable............    (457)        -          -
Mortgage note receivable from Eastover merger.....      39         -          -
Restructure of mortgage note receivable...........      70         -          -
                                                   -------    ------     ------
Balance at end of year............................ $ 8,817     8,383      8,588
                                                   =======    ======     ======



(b) The aggregate cost for federal income tax purposes is approximately $11,399,000. The federal income tax return for the year ended December 31, 1994 has not been filed and, accordingly,the income tax basis of mortgage loans as of December 31, 1994 is based on preliminary data.
(c) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.
(d) Effective January 1, 1994, this note was modified. The interest rate decreased from 9% to 8.50% beginning January 1, 1994 and will increase to 8.75% as of January 1, 1995 and to 9% as of January 1, 1996. The past due interest and land rent of $70,000 was added to the outstanding face value of the mortgage balance increasing it to $4,245,000. The maturity of the loan was extended from August 28, 1996 to December 31, 1999. Prior to this modification, the stated rate on the note was 9%. The carrying amount of this wraparound note is net of the deferred gain of $1,127,000 and interest valuation of $703,000. The deferred gain will be recognized on the installment method.
(e) The stated interest rate on the note varies from 8% to 10.25%. The net note (wraparound note receivable less the first mortgage) has been discounted to yield 12.25%. Interest only payments at rates ranging from 8% to 10.25% are due monthly until maturity with all unpaid interest and principal due December 1996. The carrying amount of this wraparound note is net of the deferred gain of $931,000 and interest valuation of $60,000. The deferred gain will be recognized on the installment method.
(f) Interest or principal in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent principal or interest.