Form 10-Q/A
period 1995-03-31
EASTGROUP PROPERTIES
filed 1996-02-21
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC   20549
         -----------------------------------------------
                           FORM 10-Q/A

                     AMENDMENT TO FORM 10-Q
                        Filed Pursuant to
               THE SECURITIES EXCHANGE ACT OF 1934

                      EASTGROUP PROPERTIES
       ---------------------------------------------------
     (Exact name of registrant as specified in its charter)

                         AMENDMENT NO. 2

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended March 31, 1995 as set forth in the pages attached hereto:

       Item 1.   Financial Statements

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 21, 1996           EASTGROUP PROPERTIES

                                   By:  \s\ N. Keith McKey
                                        -------------------------
                                        N. Keith McKey
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Secretary

                      EASTGROUP PROPERTIES

                           FORM 10-Q/A

                        TABLE OF CONTENTS
              FOR THE QUARTER ENDED MARCH 31, 1995
-----------------------------------------------------------------


                                                      Pages

                 Part I.  Financial Information

Item 1.     Consolidated financial statements

     Consolidated balance sheets, March 31, 1995          3
        and December 31, 1994

     Consolidated statements of income for the
        three months ended March 31, 1995 and 1994        4

     Consolidated statements of cash flow for the
        three months ended March 31, 1995 and 1994        5

     Consolidated statements of changes in
        shareholders' equity for the three months         7
        ended March 31, 1995 and 1994

     Notes to consolidated financial statements           8

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
                                    ============    ============
   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
                                           Three Months Ended
                                                 March 31,
                                      --------------------------
                                           1995           1994
                                      -----------     ----------
Revenues
Income from real estate operations  $     6,895     $    4,810
Land rents                                   80            163
Equity in earnings of real estate
  investment trust                            9            118
Interest:
  Mortgage loans                            276            263
  Other interest                              -             11
  Other                                      23             30
                                    -----------     ----------
                                          7,283          5,395
                                    -----------     ----------
Expenses
Operating expenses from
  real estate operations                  2,750          2,098
Interest expense                          1,451            731
Depreciation and amortization             1,393            934
Minority interests in joint ventures         73             20
General and administrative expense          526            459
Stock appreciation rights
  (recovery) expense                          -           (141)
                                    -----------     ----------
                                          6,193          4,101
                                    -----------     ----------
     Income from operations               1,090          1,294
                                    -----------     ----------
Gain on investments
  Real estate                               412              -
                                    -----------     ----------
     Net Income                     $     1,502     $    1,294
                                    ===========     ==========
Per share of beneficial interest
     Net Income                     $       .36     $      .34
                                    ===========     ==========
Weighted average shares outstanding       4,222          3,803
                                    ===========     ==========

   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                           Three Months Ended
                                                 March 31,
                                      --------------------------
                                           1995           1994
                                      -----------     ----------
Operating Activities
 Net income                           $     1,502    $     1,294
Adjustments to reconcile
  net income to net cash provided
  by operating activities:
   Depreciation and amortization            1,393            934
   Stock appreciation rights                    -           (141)
   Gain on investments, net                  (412)             -
   Real estate investment trust:
     Equity in earnings                        (9)          (118)
     Dividends received from operations        12             18
   Other                                      (29)            (8)
Changes in operating assets
  and liabilities:
    Accred income and other assets            548             16
    Accrued payable, accrued expenses
      and prepaid rent                        120            388
                                      -----------     ----------
Net cash provided by
  operating activities                      3,125          2,383
                                      -----------     ----------
Investing Activities
  Payments on mortgage loans
    receivable                                 26             15
  Sale of real estate investments             862              -
  Purchase of real estate                       -        (10,416)
  Purchases of real estate improvements      (515)        (1,478)
  Return of capital dividends                  87              -
  Change in other assets and
    other liabilities                        (553)          (398)
                                      -----------     ----------
Net cash used in
  investing activities                        (93)       (12,277)
                                      -----------     ----------
Financing Activities
  Proceeds from bank borrowings             4,592          2,310
  Principal payments on bank borrowings    (5,511)       (19,303)
  Principal payments on mortgage notes
    payable and improvement bonds            (229)        (5,612)
  Distributions paid to shareholders       (1,900)        (1,811)
  Proceeds from issuance of stock               -         32,169
                                      -----------     ----------

Net cash provided by (used in)
  financing activities                     (3,048)         7,753
                                      -----------     ----------
Decrease in cash and
  cash equivalents                            (16)        (2,141)
Cash and cash equivalents at
  beginning of period                         301          2,690
                                      -----------     ----------
Cash and cash equivalent at
  end of period                       $       285     $      549
                                      ===========     ==========

Supplemental Cash Flow Information:
  Cash paid for interest                    1,467            861

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $3,125,000 for the three months ended March 31, 1995. The Trust distributed $1,900,000 of this amount in dividends which left $1,225,000 for other purposes. Other sources of cash were collections on mortgage loan receivables, sale of real estate investments, bank borrowings on the $5,000,000 working capital line and the $45,000,000 acquisition line. Primary uses of cash were for capital improvements at the various properties, bank debt payments and mortgage note payments. Total debt at March 31, 1995 is as follows:

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