Form 10-Q/A
period 1995-06-30
EASTGROUP PROPERTIES
filed 1996-02-21
CIK 49600

U.S SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549
-----------------------------------------------------------
FORM 10-Q/A

AMENDMENT TO FORM 10-Q
Filed Pursuant to
THE SECURITIES EXCHANGE ACT OF 1934

EASTGROUP PROPERTIES
----------------------------------------------------------
(Exact name of Registrant specified in its charter)

AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended June 30, 1995 as set forth in the pages attached hereto:

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 21, 1996         EASTGROUP PROPERTIES

By:  \s\ N. Keith McKey
    -------------------
     N. Keith McKey
     Executive Vice President
     and Secretary


                      EASTGROUP PROPERTIES

                            FORM 10-Q/A

                        TABLE OF CONTENTS
               FOR THE QUARTER ENDED JUNE 30, 1995
-----------------------------------------------------------------


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
                                     =========== ===========
   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
                                           Three Months Ended      Six Months Ended
                                                June 30,                June 30,
                                         ---------------------  -------------------
                                             1995        1994       1995      1994
                                        ---------   ---------  ---------  ---------
Revenues
Income from real estate operations      $   7,233      5,582       14,128   10,392
Land rents                                     57         69          137      232
Equity in earnings of real estate
   investment trust                           144         13          153      131
Interest:
   Mortgage loans                             269        256          545      519
   Other interest                               -          1            -       12
Other                                          77         44          100       74
                                        ---------   --------     -------- --------
                                            7,780      5,965       15,063   11,360
                                        ---------   --------     -------- --------
Expenses
Operating expenses from
   real estate operations                   2,943      2,292        5,693    4,390
Interest expense                            1,552        704        3,003    1,435
Depreciation and amortization               1,442      1,040        2,835    1,974
Minority interests in joint ventures           72         45          145       65
General and administrative expense            560        548        1,086    1,007
Stock appreciation rights
   (recovery) expense                           -          5            -     (136)
                                        ---------   --------     -------- --------
                                            6,569      4,634       12,762    8,735
                                        ---------   --------     -------- --------
     Income from operations                 1,211      1,331        2,301    2,625
                                        ---------   --------     -------- --------
Gain on investments
   Real estate                              1,039      2,494        1,451    2,494
                                        ---------   --------     -------- --------
     Net Income                         $   2,250      3,825        3,752    5,119
                                        =========   ========     ======== ========

Net Income per share of
   beneficial interest                        .53        .91          .89     1.28
                                        =========   ========     ======== ========
Weighted average shares outstanding         4,225      4,211        4,223    4,008
                                        =========   ========     ======== ========

           See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                             Six Months Ended
                                                  June 30,
                                          -----------------------
                                               1995        1994
                                          ----------  ----------
Operating Activities
  Net Income                              $   3,752   $   5,119
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization             2,835       1,974
    Stock appreciation rights                     -        (136)
    Gain on investments, net                 (1,451)     (2,494)
    Real estate investments trust:
      Equity in earnings                       (153)       (131)
      Dividends received from operations         58          36
    Other                                       (59)        (20)
  Changes in operating assets
  and liabilities:
    Accrued income and other assets             561         (22)
    Accrued payable, accrued expenses
      and prepaid rent                         (132)       (103)
                                          ---------   ---------
Net cash provided by operating activities     5,411       4,223
                                          ---------   ---------
Investing Activities
  Payments on mortgage loans receivable         616        (675)
  Advances on mortgage loans receivable           -          30
  Sale of real estate investments             2,357       3,491
  Purchase of real estate                         -     (20,224)
Purchase of real estate investment trusts
shares                                       (5,062)          -
  Purchases of real estate improvements      (2,080)     (2,542)
  Return of capital dividends                    87           -
  Change in other assets and
    other liabilities                          (857)       (514)
                                          ---------   ---------
Net cash used in investing activities        (4,939)   ( 20,434)
                                          ---------   ---------
Financing Activities
  Proceeds from mortgage notes payables       2,500       6,000
  Proceeds from bank borrowings              13,586       8,945
  Principal payments on bank borrowings     (12,576)    (23,734)
  Principal payments on mortgage notes
    payable                                    (455)     (5,776)
  Distributions paid to shareholders         (3,802)     (3,622)
  Net proceeds from issuance of stock             -      32,169
  Proceeds on exercise of options               160           -

Purchases of shares of beneficial
interest                                        (96)          -
                                          ---------   ---------
Net cash provided by (used in)
  financing activities                         (683)     13,982
                                          ---------   ---------
Decrease in cash and cash equivalents          (211)     (2,229)
Cash and cash equivalents at
  beginning of period                           301       2,690
                                          ---------   ---------
Cash and cash equivalent at end of period        90         461
                                          =========   =========
Supplemental Cash Flow Information:
  Cash paid for interest                      3,011       1,489
  Debt assumed by Trust in purchase of
    real estate                                   -         493

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

    The real estate investment trust industry has recommended supplemental disclosures concerning capital expenditures, leasing costs, financing costs and straight-line rents.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $5,411,000 for the six months ended June 30, 1995. The Trust distributed $3,802,000 of this amount in dividends which left $1,609,000 for other purposes.
Other sources of cash were collections on mortgage loan receivables, sale of real estate investments, mortgage borrowings, bank borrowings on the $7,000,000 working capital line, the $3,000,000 line and the acquisition line. Primary uses of cash were for capital improvements at the various properties, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at June 30, 1995 is as follows (in thousands):


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


