Form 10-Q/A
period 1995-09-30
EASTGROUP PROPERTIES
filed 1996-02-21
CIK 49600

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

                         AMENDMENT NO. 1

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended September 30, 1995 as set forth in the pages attached hereto:

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
                                          ==========        ==========


   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                           Three Months Ended
                                             September 30,
                                       -------------------------
                                              1995          1994
                                       -----------   -----------
Revenues
Income from real estate operations     $     7,299         5,991
Land rents                                      40            76
Equity in earnings of real estate
   investment trust                             14             3
Interest:
   Mortgage loans                              255           272
   Other interest                                -             1
Other                                          124            30
                                       -----------   -----------
                                             7,732         6,373
                                       -----------   -----------
Expenses
Operating expenses from
   real estate operations                    3,069         2,506
Interest expense                             1,505           957
Depreciation and amortization                1,536         1,175
Minority interests in joint ventures            40            47
General and administrative expense             518           488
Stock appreciation rights
   (recovery) expense                            -             -
                                       -----------   -----------
                                             6,668         5,173
                                       -----------   -----------
     Income from operations                  1,064         1,200
                                       -----------   -----------
Gain on investments
   Real estate                                   -             -
                                       -----------   -----------
     Net Income                        $     1,064         1,200
                                       ===========   ===========
Net Income per share of
  beneficial interest                          .25           .28
                                       ===========    ==========
Weighted average shares outstanding          4,227         4,211
                                       ===========    ==========


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                            Nine Months Ended
                                              September 30,
                                       -------------------------
                                              1995          1994
                                       -----------   -----------
Revenues
Income from real estate operations          21,427        16,383
Land rents                                     177           308
Equity in earnings of real estate
   investment trust                            167           134
Interest:
   Mortgage loans                              800           791
   Other interest                                -            13
Other                                          224           104
                                       -----------   -----------
                                            22,795        17,733
                                       -----------   -----------
Expenses
Operating expenses from
   real estate operations                    8,762         6,896
Interest expense                             4,508         2,392
Depreciation and amortization                4,371         3,149
Minority interests in joint ventures           185           112
General and administrative expense           1,604         1,495
Stock appreciation rights
   (recovery) expense                            -         (136)
                                       -----------   -----------
                                            19,430        13,908
                                       -----------   -----------
     Income from operations                  3,365         3,825
                                       -----------   -----------
Gain on investments
   Real estate                               1,451         2,494
                                       -----------   -----------
     Net Income                              4,816         6,319
                                       ===========   ===========
Net Income per share of
  beneficial interest                         1.14          1.55
                                       ===========   ===========
Weighted average shares outstanding          4,224         4,076
                                       ===========   ===========

   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                               Nine Months Ended
                                                 September 30,
                                              -------------------
                                               1995          1994
                                            ----------   ----------
Operating Activities
  Net Income                              $     4,816    $   6,319
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization               4,371        3,149
    Stock appreciation rights                       -         (136)
    Gain on investments, net                   (1,451)      (2,494)
    Real estate investments trust:
      Equity in earnings                         (167)        (134)
      Dividends received from operations          105           48
    Other                                         (95)         (37)
  Changes in operating assets
  and liabilities:
    Accrued income and other assets               588          206
    Accounts payable, accrued expenses
      and prepaid rent                         (1,276)         366
                                           ----------   ----------
Net cash provided by operating activities       6,891        7,287
                                           ----------   ----------
Investing Activities
  Payments on mortgage loans receivable         1,975          567
  Advances on mortgage loans receivable          (150)        (675)
  Sale of real estate investments               3,843        3,491
  Purchase of real estate                        (806)     (39,694)
Purchase of real estate investment trusts
shares                                         (9,263)           -
Purchases of real estate improvements          (2,869)      (3,653)
Return of capital dividends                        87          197
Change in other assets and
    other liabilities                          (1,934)        (626)
                                           ----------   ----------
Net cash used in investing activities          (9,117)     (40,393)
                                           ----------   ----------
Financing Activities
  Proceeds from mortgage notes payables           26,800        7,800
  Proceeds from bank borrowings                   25,295       31,609
  Principal payments on bank borrowings       (40,131)     (29,417)
  Principal payments on mortgage notes
    payable                                    (4,156)      (6,013)
  Distributions paid to shareholders           (5,788)      (5,432)
  Net proceeds from issuance of stock               -       32,169
  Proceeds on exercise of options                 160            -
Purchases of shares of beneficial  interest
                                                  (96)           -
                                           ----------   ----------
Net cash provided by (used in)
  financing activities                          2,084       30,716
                                           ----------   ----------
Decrease in cash and cash equivalents            (142)      (2,390)
Cash and cash equivalents at
  beginning of period                             301        2,690
                                           ----------   ----------
Cash and cash equivalent at end of period         159          300
                                           ==========   ==========
Supplemental Cash Flow Information:
  Cash paid for interest                        4,476        2,625
  Debt assumed by Trust in purchase of
    real estate                                     -        4,813

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




LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $6,891,000 for the nine months ended September 30, 1995. The Trust distributed $5,788,000 of this amount in dividends which left $1,103,000 for other purposes. Other sources of cash were collections on mortgage loan receivables, sale of real estate investments, mortgage borrowings, and bank borrowings on the $7,000,000 working capital line, the $3,000,000 line and the acquisition line. Primary uses of cash were for capital improvements at the various properties, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at September 30, 1995 was as follows (in thousands):


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