Form 10-K405
period 1995-12-31
EASTGROUP PROPERTIES
filed 1996-03-20
CIK 49600

                  U.S.  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-7094

                            EASTGROUP PROPERTIES
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MARYLAND                                                 13-2711135
 ----------------------------------------                    ------------------
 (State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization                            Identification No.)

 300 ONE JACKSON PLACE
 188 EAST CAPITOL STREET
 JACKSON, MISSISSIPPI                                                39201
 ----------------------------------------                         ------------
 (Address of principal executive offices)                          (Zip code)

 Registrant's telephone number:  (601) 354-3555

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE,
                            NEW YORK STOCK EXCHANGE

            SECURITIES REGISTERED UNDER TO SECTION 12(g) OF THE ACT:
                                      NONE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   x     NO
                                  -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this form 10-K or any amendment to this Form 10-K        (X)

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1996 was $91,189,000.

         The number of shares of beneficial interest, $1.00 par value, outstanding as of March 14, 1996 was 4,245,083.

                     DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF SHAREHOLDERS
                ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I


ITEM 1.  BUSINESS.

ORIGINAL ORGANIZATION

    EastGroup Properties (the "Trust", the "Registrant" or "EastGroup") is an equity oriented real estate investment trust ("REIT") established under the laws of the State of Maryland on July 16, 1969. The Registrant commenced its operations in December 1969 under the name Third ICM Realty. On December 30, 1971, the Registrant had its initial public offering. The name of the Trust was changed in 1971 to ICM Realty, and it was consolidated with two other REITs which had the same management and investment philosophy. At the Annual Meeting held in 1983, the shareholders approved the change of name to EastGroup Properties.

    The Registrant has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code, as amended, and intends to continue to qualify to be so taxed. If in any taxable year the Registrant should not qualify as a real estate investment trust, the Registrant would be taxed as a corporation and distributions to its shareholders would not be deductible by the Trust in computing its federal taxable income.

ADMINISTRATION

    Through December 31, 1994, the Trust was the largest of six real estate companies that comprised the Eastover Group. The administrative offices of all member companies of the Eastover Group were maintained in Jackson, Mississippi, and the officers of the Trust also served as officers of the other member companies of the Eastover Group. Member companies shared the costs of common officers and shared facilities and activities. The expense-sharing arrangement gave the Trust the benefits of a much larger real estate organization, including access to a much more extensive pool of management and staff expertise, than would normally be associated with a real estate investment trust of the Trust's then size.

         Effective December 31, 1994, the Trust terminated the expense sharing agreement and began to maintain its own employees and offices in Jackson. The Trust has grown substantially over the past two years, and now has the resources to maintain its own officers and employees. As of March 13, 1996, EastGroup had 23 full time and five part-time employees. Leland R. Speed continues to serve as the Chief Executive Officer of the Trust and The Parkway Company, another former member of the Eastover Group.

CURRENT OPERATIONS

    The Registrant's investments consist of real estate, principally in the form of direct ownership of real estate. Other real estate assets include mortgage loans, land purchase-leaseback investments and ownership of real estate indirectly through shares of other REITs. The direct ownership in real estate has been acquired either through acquisitions, exchanges, or upon defaults of land tenants or mortgagors. In seeking new investments, the Registrant must compete with various types of investors, including other real estate investment trusts, insurance companies, real estate syndicators, partnerships and individuals.

         At December 31, 1995, the Registrant's real estate portfolio consisted of 33 operating properties, 9 mortgage loans, 4 land purchase-leaseback investments, and 2 tracts of land. These real estate investments are located in 16 states and have a carrying value before depreciation of $162,939,000.
The Registrant also owns shares in other REITs. Income is derived primarily as a result of rental income from the ownership of operating properties. This rental income is in addition to interest earned on mortgage loans and land rents. In addition, gains and losses are realized from disposition of real estate and other investments.

    The Registrant intends to continue to qualify as a real estate investment trust under the Internal Revenue Code, as amended. Ordinary taxable income will continue to be paid to the shareholders. The Registrant has the option of paying out capital gains to the shareholders with no tax to the Registrant or paying a capital gains tax and retaining the gains on sales. The book value of the property sold and the retained portion of capital gains, if any, are generally reinvested by the Registrant, which considers many factors in making these investments, such as type of property, location, current yield, potential for appreciation and others.

         EastGroup is an equity real estate investment trust which owns a portfolio of income producing real estate. EastGroup's primary emphasis is in industrial properties along with selected office buildings and garden apartment complexes. Geographically, EastGroup's investments are concentrated in the major sunbelt market areas of the southeastern and southwestern United States with a special emphasis in the states of Florida and Texas. EastGroup seeks to purchase well located, undermanaged and undervalued properties at attractive initial yields; and to improve the operation and cash performance of such properties through the implementation of aggressive, hands on management techniques, operating efficiencies and, where appropriate, renovation and expansion. EastGroup will pursue selected development opportunities in markets where it already owns income producing properties. EastGroup also may seek to acquire real estate portfolios through mergers or other business combination transactions with public or private real estate investment entities; in connection with such activities, it may acquire shares of other publicly traded real estate investment trusts with a view toward engaging in a merger or business combination with such company.

         EastGroup incurs short-term floating rate debt in connection with the acquisition of real estate, and attempts to replace floating rate debt with fixed rate term loans secured by real property as market conditions permit. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup's equity securities. EastGroup holds its properties as long term investments but may determine to sell certain properties that no longer meet its investment criteria; EastGroup may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make other loans.

EastGroup has no present intention of underwriting securities of other issuers or repurchasing or reacquiring its shares. The strategies and policies set forth above were determined, and are subject to review by, EastGroup's Board of Trustees which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its securityholders which contain financial statements certified by EastGroup's independent public accountants.

ITEM 2.  PROPERTIES.

    The operations of the Registrant are conducted from approximately 12,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. The Trust shares this office space with another company. The Registrant does not own or lease properties other than those carried as part of its real estate investment portfolio shown on Financial Statement Schedule III. The Trust does not have any single properties that are 10% or more of book value or 10% or more of gross revenues as required by item 14 and 15 of Form S-11.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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



                               Calendar 1995                                 Calendar 1994
                  -------------------------------------           --------------------------------------
 Quarter             High      Low      Distributions            High       Low       Distributions
                   -------    ------    -------------          --------    ------     -------------
 First             $19 5/8     17 1/4       $  .45               $21 1/8      19        $  .43

 Second             20         18 3/8          .45                20 7/8      18 1/4       .43

 Third              20 3/4     19              .47                19 7/8      18 3/8       .43

 Fourth             22 3/8     20 1/4          .47                19 3/4      16 1/2       .45
                                            ------                                      ------
                                            $ 1.84                                      $ 1.74
                                            ======                                      ======

         As of March 14, 1996, there were 788 holders of record of the Trust's shares of beneficial interest. Approximately 83% of the Trust's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. In 1995 and 1994, the distributions paid per share of $1.84 and $1.74 were all taxable as ordinary income for federal income tax purposes, and none of such distributions represented a return of capital.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Trust and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                     YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                      1995         1994         1993        1992         1991
                                                   -----------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 OPERATING DATA:
 Revenues
     Income from real estate operations              $28,386       23,194       13,771      11,079       9,877
     Land rents                                          217          398          856         979       1,271
     Interest                                          1,036        1,054        1,174       1,305       1,946
     Other                                               625          249          287         332          36
                                                     -------      -------      -------      ------     -------
                                                      30,264       24,895       16,088      13,695      13,130
                                                     -------      -------      -------      ------     -------
 Expenses
     Operating expenses from real estate
        operations                                    11,575        9,741        6,159       5,271       4,643
     Interest expense                                  6,287        3,905        3,415       2,832       3,040
     Depreciation and amortization                     5,613        4,323        2,874       2,338       1,998
     Minority interests in joint ventures                220          163           78           -           -
     General and administrative expenses               2,180        2,046        1,531       1,297       1,307
     Stock appreciation rights and incentive
        compensation expense                               -         (129)         320         357          64
     Provision for (recovery of) possible losses           -            -         (144)      1,675           -
                                                     -------      -------      -------      ------     -------
                                                      25,875       20,049       14,233      13,770      11,052
                                                     -------      -------      -------      ------     -------

 Income (loss) before gains (losses) on
     investments                                       4,389        4,846        1,855         (75)      2,078
                                                     -------      -------      -------      -------    -------
 Gains (losses) on investments
     Real estate                                       3,322        2,322        3,408      (3,598)      4,367
     Real estate investment trust securities               -            -        1,152           -        (745)
                                                     -------      -------      -------      ------     -------

 Net income (loss)                                   $ 7,711        7,168        6,415      (3,673)      5,700
                                                     =======      =======      =======      =======    =======
 PER SHARE DATA:
     Net income (loss)                              $   1.82         1.74         2.61       (1.49)       2.28
     Book value (at end of period)                     19.59        19.46        19.83       19.14       22.09
     Cash distributions declared                        1.84         1.31         1.60        1.52        1.88
     Cash distributions paid                            1.84         1.74         1.55        1.52        2.00
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         4,226        4,114        2,460       2,459       2,503

 OTHER DATA:
     Funds from operations (1)                       $10,159        9,071        5,131       4,241       4,158
     Cash flows provided by (used in):
        Operating activities                           9,746        8,448        5,276       4,381       4,599
        Investing activities                          (5,721)     (46,715)     (19,073)     (9,226)      5,772
        Financing activities                          (4,300)      35,878       16,324       1,887      (7,689)



                                                                     YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                     1995         1994         1993        1992         1991
                                                   -----------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 BALANCE SHEET DATA (AT END OF PERIOD):
     Real estate investments, at cost               $162,939      166,927      116,102      94,713      90,196
     Real estate investments, net of
        accumulated depreciation and allowance
        for losses                                   143,733      151,039      101,621      81,908      81,394
     Total assets                                    157,955      154,860      107,508      85,529      86,514
     Mortgage, bond and bank loans payable            71,562       68,229       53,203      35,643      30,006
     Total liabilities                                75,055       72,684       58,707      38,496      31,730
     Total shareholders' equity                       82,900       82,176       48,801      47,033      54,784

(1) The Trust generally considers funds from operations (FFO) to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts and as followed by the Trust, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to fund cash needs. The National Association of Real Estate Investment Trusts ('NAREIT") recommended changes in the computation of funds from operations for fiscal periods beginning in 1996 ("new definition"). The only adjustment to EastGroup's computation would be for amortization of deferred financing costs which include mortgage broker fees, legal fees, title insurance, engineering and environmental reports and other costs. There were no costs involved in reducing interest rates. The effect on 1995 as if EastGroup reported on the new definitions follows:


                                                           Funds From Operations
                                       ------------------------------------------------------------
                                                              (In thousands)

                    Year Ended                                    Financing Cost               New
                    December 31,             As Reported              Adjustment         Definition
                    ------------             -----------              ----------         ----------
                           1995               $   10,159                     311              9,848
                           1994                    9,071                     158              8,913
                           1993                    5,131                     303              4,828
                           1992                    4,241                      83              4,158
                           1991                    4,158                      71              4,087

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated December 31, 1995, compared to December 31, 1994.)

     Real estate properties decreased $186,000 during 1995. Increases were from capital improvements on existing Trust properties of $3,313,000, development costs for the construction of a 34,600 square foot distribution building at the Phillips Distribution Center ("Phillips") in southeastern Jacksonville of $1,071,000, the acquisition of a 75% ownership interest in a 40,200 square multi-tenant building at the JetPort Commerce Park for $806,000, and the acquisition by foreclosure of the leasehold improvements at the 108 unit EastGate Apartments for $1,227,000. In April 1995, the Trust accepted a deed in lieu of foreclosure on the EastGate Apartments leasehold improvements in Wichita, Kansas after the owners defaulted on payments to the Trust. These increases were offset by the writedown of the Cascade VII office building in Columbus, Ohio of $136,000 to its net realizable value and the sales of that building with a cost of $2,057,000, the Sunchase Apartments in Corpus Christi, Texas with a cost of $3,760,000 and the 2100 Exchange Warehouse in Dallas, Texas with a cost of $650,000.

         Capital improvements during 1995 and 1994 over $200,000 on a particular property are listed separately below. The aggregate cost of improvements on properties where improvements are $200,000 or less are included with "other".

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                       --------------
                                                                                      1995       1994
                                                                                       (In thousands)
         8150 Leesburg Pike Office Building . . . . . . . . . . .                   $  622       1,640
         EastGate Apartments  . . . . . . . . . . . . . . . . . .                      169           -
         LaVista Crossing Apartments  . . . . . . . . . . . . . .                      344           -
         Grande Pointe Apartments . . . . . . . . . . . . . . . .                      236           -
         Lake Pointe Business Park  . . . . . . . . . . . . . . .                      402         396
         Exchange Distribution Center . . . . . . . . . . . . . .                      261           -
         Phillips Distribution Center . . . . . . . . . . . . . .                    1,263           -
         Venture Distribution Center  . . . . . . . . . . . . . .                        -         319
         JetPort Commerce Park  . . . . . . . . . . . . . . . . .                      223         385
         Other    . . . . . . . . . . . . . . . . . . . . . . . .                      866       1,662
                                                                                   -------      ------
                                                                                   $ 4,386       4,402
                                                                                   =======      ======

         Accumulated depreciation increased $5,235,000 due to recent purchases of real estate properties, offset by the sales of the Cascade VII office building with accumulated depreciation of $571,000, the Sunchase Apartments with accumulated depreciation of $1,245,000 and the 2100 Exchange Warehouse with accumulated depreciation of $101,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Financial Condition (continued)

         Mortgage loans receivable decreased $2,809,000 during 1995. This decrease in mortgage loans receivable was the result of scheduled principal payments received of $131,000 and the acceptance of a deed in lieu of foreclosure on the EastGate Apartments mortgage loan with a carrying value of $1,009,000. Also contributing to this decrease was the repayment of $591,000 on loans made to the Trust's joint venture partner on the Exchange Distribution Center warehouse ("Exchange"), the repayment of $360,000 on a loan made to the Trust's joint venture partner on the JetPort Commerce Park ("JetPort") and the repayment of $1,006,000 on a loan made to the Trust's joint venture partner on the WestPort Commerce Center ("WestPort"). These decreases were offset by amortization of loan discounts of $138,000 and the $150,000 mortgage loan which was part of the sale of the Cascade VII office building. The terms of this loan provide for a 10% interest rate, monthly principal and interest payments of $3,804 which began October 1, 1995 and a final maturity on September 1, 1999.

         Land and land purchase-leaseback investments decreased $993,000 during 1995, as a result of the sales of the Winchester Ranch Apartments ("Winchester") land purchase-leaseback investment, the sale of the Iroquois Apartments ("Iroquois") land purchase-leaseback investment and the acceptance of a deed in lieu of foreclosure on the EastGate Apartments leasehold improvements (described above). In February 1995, the Trust sold its Winchester land purchase-leaseback investment in Dallas, Texas for $862,000 and recognized a gain for financial reporting purposes of $412,000. In June 1995, the Trust sold its Iroquois land purchase-leaseback investment in Nashville, Tennessee for $1,495,000 and recognized a gain for financial reporting purposes of $1,175,000.

         Investment in real estate investment trusts increased $9,833,000 from $954,000 at December 31, 1994 to $10,787,000 at December 31, 1995. In April
1995, the Trust purchased 383,775 shares (17.4%) of LNH REIT, Inc. ("LNH") and the other 50% of LNH REIT Managers, a partnership which provided management services to LNH. These purchases were from Walker Investments, L.P., and related entities for a total of $3,070,000. As a result of this purchase, the Trust owns 515,200 shares (23.42%) of LNH at December 31, 1995. Also, the
Trust purchased 529,000 shares (14.76%) of Copley Properties, Inc., ("Copley"), a real estate investment trust for $6,193,000. During 1995, the Trust recognized $203,000 of equity in earnings of LNH, $28,000 of unrealized gains of LNH, offset by $269,000 of LNH dividends received. The Trust also recognized an unrealized gain of $618,000 recorded on the Trust's available-for-sale securities (Copley) in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         Other assets increased $843,000 during 1995. Major items recorded in other assets during 1995 were deferred leasing costs of $762,000 and deferred financing costs of $777,000. These increases were offset by $689,000 in amortization and the receipt of $422,000 from a bankruptcy settlement related to the motel loans that was accrued at December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

FINANCIAL CONDITION (CONTINUED)

         Mortgage notes payable increased $27,645,000 during 1995, primarily as a result of the following new mortgages:


                                                                                MATURITY         AMOUNT OF
     DATE OF LOAN               PROPERTY                      INTEREST RATE       DATE            MORTGAGE
     ------------      -----------------------------------    -------------    -----------    ---------------
     6-27-95           Exchange Distribution Center            8.375%            8-1-05          $ 2,500,000
     7-27-95           WestPort Commerce Center                8.000%            8-1-05            3,350,000
     8-01-95           LaVista Crossing Apartments             8.688%            9-1-05            5,950,000
     9-12-95           JetPort Commerce Park                   8.125%           10-1-05            4,000,000
     9-29-95           LakePointe Business Park                8.125%           10-1-05           11,000,000
    12-15-95           Plantations Apartments                  7.625%           12-1-05            5,300,000
                                                                                                 -----------
                                                                                                 $32,100,000
                                                                                                 ===========


These increases were offset by principal repayments of $1,623,000 and the repayment of the underlying first mortgage on the Country Club Apartments wrap mortgage payable of $2,267,000 and the Exchange Drive Warehouse mortgage payable of $565,000.

        Notes payable to banks decreased from $28,671,000 at December 31, 1994 to $4,359,000 at December 31, 1995. The Trust's total working capital line was increased to $7,000,000 to acquire the additional shares of Copley. The working capital line matures April 30, 1996 and was reduced from the prime rate of interest (8.75% at July 12, 1995) to LIBOR plus 2% (7.9375% at December 31, 1995). The line had a $2,365,000 net reduction in the year ended December 31, 1995 and has a balance of $2,259,000 at December
31, 1995. The acquisition line decreased $21,947,000 during the year ended December 31, 1995 to a balance of $2,100,000 at December
31, 1995. The interest rate was reduced from the prime rate plus 1/8% to LIBOR plus 2.0% on July 12, 1995.

         Unrealized gain (loss) on securities increased as a result of $618,000 unrealized gain recorded on the Trust's investment in Copley in accord-ance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Also, the Trust recorded $28,000 in unrealized gains through equity in earnings of LNH.

         Undistributed earnings decreased from $9,723,000 at December 31, 1994 to $9,657,000 at December 31, 1995 as a result of dividends declared of $7,777,000 exceeding net income for financial reporting purposes of $7,711,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

         Net income for 1995 was $7,711,000 ($1.82 per share) compared to net income in 1994 of $7,168,000 ($1.74 per share). Income before gains on investments was $4,389,000 in 1995 compared to $4,846,000 in 1994. Gains on investments were $3,322,000 in 1995 compared to $2,322,000 in 1994.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $3,358,000 or 25% for 1995 compared to 1994. Property net operating income (loss) and percentage leased by property type were as follows:

                                                           PNOI
                                                        YEAR ENDED              PERCENT
                                                      DECEMBER 31,              LEASED
                                              ----------------------------  ----------------
                                                 1995             1994          12-31-95
                                              ----------------------------------------------
                                                              (In thousands)
                     Industrial             $  7,606              5,038                   98%
                     Apartments                5,656              4,663                   95%
                     Office Buildings          3,563              3,776                   96%
                     Other                       (14)               (24)                   -
                                              ------             ------
                     Total PNOI             $ 16,811             13,453
                                              ======             ======



PNOI from industrial properties increased $2,568,000 for 1995, compared to 1994. This increase is primarily the result of the acquisition of Exchange Distribution Center ("Exchange") in May 1994, Jetport 516 Commerce Park ("JetPort 516") in May 1994, Phillips in July 1994, Northwest Point Business Park ("Northwest") in September 1994, Westport in October 1994 and Baxter Warehouse ("Baxter") in December 1994. Industrial properties held throughout the year ended December 31, 1995 and 1994, showed an increase in PNOI of 18.1% for 1995 compared to 1994. Contributing to this increase in PNOI from industrial properties was improved operations at Rampart Distribution Center ("Rampart"), Sunbelt Distribution Center ("Sunbelt") and Lake Pointe Business Park ("Lake Pointe"). PNOI for the Trust's apartment properties increased $993,000 for 1995 compared to 1994. This increase is primarily attributable to the acquisition of Plantations at Killearn ("Plantations") in April 1994, Hampton House Apartments ("Hampton") in August 1994, Grande Pointe Apartments ("Grande Pointe") in September 1994 and the deed in lieu of foreclosure on the EastGate Apartments in April 1995. PNOI from the Trust's office buildings decreased $213,000 for 1995 compared 1994. This decrease is primarily the result of reduced occupancy at 8150 Leesburg Pike ("Leesburg Pike"), offset by the acquisition of the Santa Fe Energy Building ("Santa Fe") in February 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

         Land rents decreased $181,000 for the twelve months ended December 31, 1995 compared to December 31, 1994, primarily as a result of the sales of the Parklane on Peachtree, Iroquois, and Winchester Ranch land purchase-leaseback investments and the deed in lieu of foreclosure on the EastGate Apartments land purchase-leaseback investment. These decreases were offset by the acquisition in 1994 of two small parcels at a foreclosure sale. The Trust held mortgages on two commercial parcels which were additional collateral for the Madison Square land purchase-leaseback investment written off in 1992.

     Equity in earnings from LNH of $203,000 was recorded during 1995, compared to $123,000 for 1994.

         Interest income on mortgage loans decreased $5,000 for 1995 compared to 1994. The following is a breakdown of interest income for the year ended December 31, 1995 compared to 1994:

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                             ----------------------
                                                                 1995         1994
                                                             -----------   ---------
                                                                  (In thousands)
      Interest income from:
          25% joint venture mortgage loans                 $    149          $  117
          Motel mortgage loans                                  340             211
          Wrap mortgage loans                                   537             709
          Other mortgage loans                                   10               4
                                                            -------          ------
                                                            $ 1,036          $1,041
                                                            =======          ======


Interest income from the 25% joint venture mortgage loans increased for the year ended December 31, 1995 as a result of income from additional mortgage loans made by the Trust to the co-owner of WestPort and Exchange in October 1994 and May 1994. On July 28, 1995, the Trust received a payment of $813,000 on the WestPort mortgage loan, on September 14, 1995 the Trust received a payment of $360,000 on the JetPort mortgage loan and on September 30, 1995, the Trust received a payment of $591,000 on the Exchange mortgage loans. Interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the wrap mortgage loans decreased as a result of the foreclosure in April 1995 of the EastGate mortgage.

         Interest expense increased $2,382,000 from 1994 to 1995. Average bank borrowings were $22,874,000 in 1995 compared to $11,086,000 in 1994 with average interest rates of 8.8% in 1995 compared to 7.9% in 1994. Bank interest rates at year end were 7.94% for 1995 and 8.5% for 1994. Interest expense on real estate properties increased as a result of the acquisition

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

of Northwest in September 1994, with a mortgage of $4,321,000 which was assumed, and the acquisition of JetPort 516 in May 1994 with a mortgage of $657,000 which was assumed. Also contributing to this increase were the new mortgages of $6,000,000 on Sutton House Apartments ("Sutton House") on May 25, 1994, $2,400,000 on 56th Street on July 21, 1994, and new mortgages of $32,100,000 as discussed previously in financial condition. These increases were offset by the repayment of the Exchange Drive warehouse mortgage payable of $565,000 and the JetPort mortgage payable of $636,000. The Trust repaid the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995. The Trust used the proceeds from the new LaVista mortgage plus borrowings on the bank line for this repayment.

     Depreciation and amortization increased $1,290,000 for 1995 compared to 1994, primarily as a result of the acquisitions in 1994.

     At the Trust's annual meeting on December 16, 1994, the shareholders voted to implement a new incentive compensation plan which eliminated stock appreciation rights and incentive compensation units. Stock appreciation rights expense (recovery), which was adjusted quarterly based on fluctuations in the Trust's quoted share price, was $0 for 1995 and ($129,000) for 1994.

     As discussed above, the Trust sold its Winchester Ranch land purchase-leaseback investment in February 1995 and its Iroquois land purchase-leaseback investment in June 1995 and recognized gains of $1,587,000. Also, the Trust wrote down its investment in the Cascade VII office building in Columbus, Ohio by $136,000 to its estimated net realizable value and sold this investment in September 1995 for cash of $1,450,000 and a mortgage note receivable of $150,000. No additional gain or loss was recognized on this transaction. In October 1995, the Trust sold the Sunchase Apartments in Corpus Christi, Texas for $4,580,000 and, for financial reporting purposes, the Trust recognized a gain of $1,881,000 on the sale. Also, the Trust sold one of the Exchange Drive Warehouses in Dallas, Texas for $570,000 and, for financial reporting purposes, the Trust recognized a loss of $10,000 on the sale. In April 1994, the Trust sold its Parklane on Peachtree land purchase-leaseback investment for $3,500,000 and used the proceeds to acquire the Plantations at Killearn Apartments through a tax deferred exchange. For financial reporting purposes, the Trust recognized a gain of $2,494,000 on the sale.

    The real estate investment trust industry has recommended supplemental disclosures concerning capital expenditures, leasing costs, financing costs and straight-line rents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

     The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1995 and 1994 by category are as follows:

                                                      YEAR ENDED
                                                      DECEMBER 31
                                              ----------------------------
                                                  1995             1994
                                              -----------      -----------
                                                    (In thousands)

         Upgrades on acquisitions                 $  981              965
         New development costs                     1,071                -
         Major renovation                            428            1,420
         Tenant improvements:
           New tenants                             1,367              540
           Renewal tenants                           221              588
         Other                                       318              889
                                                  ------           ------
                                                  $4,386            4,402
                                                  ======           ======

        For the years ended December 31, 1995 and 1994, the Trust capitalized $762,000 and $787,000 of leasing costs, which included $ 493,000 and $ 338,000 related to new tenants and $269,000 and $ 449,000 related to renewal tenants, and $777,000 of financing costs and included these amounts in other assets. For the year ended December 31, 1995, the Trust amortized $378,000 related to capitalized leasing costs and included these amounts in depreciation and amortization expense and capitalized $311,000 related to financing costs and included these amounts in interest expense. Leasing costs are amortized over the life of the lease and financing costs are amortized over the life of the loan.

        Rental income included straight-line rent of $17,000 and $138,000 for the year ended December 31, 1995 and 1994. This resulted from income recorded on the straight line method as compared to when cash was actually received.

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

        Net income for 1994 was $7,168,000 ($1.74 per share) compared to net income in 1993 of $6,415,000 ($2.61 per share). Income before gains on investments was $4,846,000 in 1994 compared to $1,855,000 in 1993. Gains on investments was $2,322,000 in 1994 compared to $4,560,000 in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $5,866,000 or 77% for 1994 compared to 1993.

         Property net operating income (loss) by property type was as follows:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                       -----------------------
                                                         1994           1993
                                                       -----------  -----------
                                                            (IN THOUSANDS)
                 Industrial                             $  5,038         2,385
                 Apartments                                4,663         2,870
                 Office Buildings                          3,776         2,312
                 Other                                       (24)           20
                                                        -------        -------
                      Total PNOI                        $ 13,453         7,587
                                                        ========       =======

         PNOI from industrial properties increased in 1994, as a result of the acquisition of 56th Street Commerce Park ("56th Street") JetPort in September 1993, Lake Pointe in October 1993, the 1994 acquisitions mentioned earlier and improved operations at Rampart, Venture Distribution and Sunbelt Distribution Center ("Sunbelt"). Industrial properties held throughout 1994 and 1993 showed an increase in PNOI of 23% for 1994. The Trust's apartment properties increase in PNOI in 1994 is attributable primarily to Sutton House, which was acquired in October 1993, the 1994 acquisitions mentioned earlier and improved operations at LaVista Crossing Apartments ("LaVista") and Garden Villa Apartments ("Garden Villa"). PNOI from the Trust's office buildings increased for 1994 as a result of the acquisition of Santa Fe in February 1994 and higher
occupancy at Leesburg Pike.   Rental income included straight line rent of
$138,000 in 1994 and $44,000 in 1993 resulting from income recorded from leases on the straight line method as compared to when cash was actually received. Most of the straight line rent in 1994 ($174,000) was recorded on the Santa Fe Energy lease in the Santa Fe Energy Building. The lease calls for annual rental rates of $13.00 per square foot through July 31, 1994, with contractual step-ups of $1.00 per square foot in each subsequent year through July 31, 1999. The Trust is recording rent at a straight line rate of $15.00 per square foot which will amortize to the lease rate in September 1997. The Trust will
then record the contractual amount.   The Trust is recording the $15.00
straight line rate because of the probability of renegotiating the lease for a longer term and lower contractual rates.

         Equity in earnings from LNH of $123,000 was recorded during 1994, compared to $67,000 for 1993.

         Interest income on mortgage loans decreased $115,000 for 1994 as a result of interest income which was not accrued on four past due motel mortgage loans during 1994 and the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

repayment of $956,000 in mortgage loans at September 30, 1993. This decrease was partially offset by interest on mortgage loans made by the Trust to the co-owner of 56th Street, JetPort, Exchange and WestPort. The Trust was negotiating a restructuring of the four past due motel mortgage loans with the borrower in 1994. The Trust restructured certain of these loans and does not believe, based on the value of its collateral, that any additional allowances will be required.

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

         The Trust originally recorded a provision for possible loss of $175,000 on the Madison Square land purchase-leaseback investment in 1992. The judicial foreclosure sale of this asset was held on March 22, 1993. The Trust successfully recovered $144,000 of its investment (net of legal expenses incurred) in May 1993, and recorded the amount as a recovery of a provision for possible loss.

         In April 1994, the Trust sold its Parklane on Peachtree land purchase-leaseback investment for $3,491,000 and used the proceeds to acquire the Plantations at Killearn Apartments through a tax deferred exchange. For financial reporting purposes, the Trust recognized a gain of $2,494,000 on the sale. The Trust sold the five remaining lots in North Shore for the non-recourse debt on the property. A gain on the final disposition of the property of $257,000 was recorded. These gains were offset by the writedown of $429,000 on the Bellevue land purchase-leaseback investment. In September 1993, the Trust sold its Kings Gate West Apartments land purchase-leaseback investment for $4,300,000 and used the proceeds, along with cash on hand, to purchase the 56th Street and JetPort properties through a tax deferred exchange transaction. For financial reporting purposes, the Trust recognized a gain of $3,408,000 on the sale. Also, in 1993, the Trust sold its investment in other real estate investment trust securities for $1,966,000 and recognized a gain of $1,152,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $9,746,000 for the year ended December 31, 1995. The Trust distributed $7,777,000 of this amount in dividends which left $1,969,000 for other purposes. Other sources of cash were collections on mortgage loan receivables, sales of real estate investments, mortgage borrowings, and bank borrowings. Primary uses of cash were for capital improvements at the various properties, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at December 31, 1995 and 1994 was as follows:



                                                           DECEMBER 31
                                                    -------------------------
                                                         1995         1994
                                                    -----------    ----------
                                                          (In thousands)
    Mortgage notes payable - fixed rate                 $ 67,203        37,272
    Mortgage notes payable - floating rate                     -         2,286
    Bank notes payable - floating rate                     4,359        28,671
                                                        --------      --------
    Total debt                                          $ 71,562        68,229
                                                        ========      ========







     Effective July 12, 1995 the interest rates on the bank notes payable were changed from the prime rate to LIBOR plus 2.0%. At December 31, 1995, the LIBOR rate plus 2% was 7.9375%. There is also a .25% fee on the unused amount of the $7 million credit line and the acquisition credit line. The acquisition credit line available was reduced from $45 million to $27 million effective July 12, 1995 and reduced to $15 million effective September 1, 1995. The Trust owes $2,100,000 on the acquisition line and $2,259,000 on the credit line as of December 31, 1995.

     On January 31, 1996, the Trust sold its 146 unit Garden Villa
Apartments in Seattle, Washington for a cash price of $4,400,000 including the assumption of debt of $3,132,000. The Trust will record a gain of approximately $1,427,000 ($.34 per share) in the first quarter of 1996.

     Budgeted capital expenditures for the year ending December 31, 1996 are as follows (in thousands):

         Upgrades on acquisitions                         $   90
         New development costs                             1,391
         Tenant improvements:
           New tenants                                       841
           Renewal tenants                                   255
         Other                                               959
                                                        --------
                                                        $  3,536
                                                        ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

        On February 13, 1996, the Trust and Copley Properties, Inc., both of which are real estate investment trusts, jointly announced that they entered into an Agreement and Plan of Merger under which Copley will be merged into EastGroup. In the merger, each share of Copley's common stock will be converted into EastGroup shares of beneficial interest with a value of $15.60. The value of EastGroup shares for purposes of calculating the ratio at which Copley shares will be converted into EastGroup shares in the merger will be the average of the closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to the effective date of the merger (the "EastGroup Stock Price"); however, the EastGroup Stock Price will be deemed to equal $20.25 if the average price of EastGroup shares calculated above is less than or equal to $20.25, and $23.00 if the average price of EastGroup shares is greater than or equal to $23.00. Copley has the right, waivable by it, to terminate the merger agreement without liability if the average closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to (i) the date on which the Securities and Exchange Commission declares EastGroup's Registration Statement with respect to the merger effective or (ii) the date on which Copley's stockholders' meeting with respect to the merger is held is equal to or less than $18.25. The merger is subject to several conditions including approval by the shareholders of both Copley and EastGroup and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission. EastGroup presently owns 14.76% of Copley's outstanding shares.

        On September 6, 1995 (as amended on December 6, 1995), EastGroup Properties and LNH REIT, Inc. announced that Special Committees of their Boards agreed in principle to a merger between LNH REIT, Inc. ("LNH") and EastGroup Properties or a wholly-owned subsidiary of EastGroup. The Merger Agreement was signed on December 22, 1995. LNH shareholders would receive shares of the Trust with a value of $8.10 for each LNH share. The number of the Trust shares that LNH shareholders receive will be determined by dividing the value $8.10 by the average trading price of the Trust shares during the 10 trading days immediately preceding the fifth trading day prior to the effective date of the merger. The Trust presently owns 23.4% of LNH. The merger is subject to several conditions, including LNH shareholder approval, receipt of satisfactory fairness opinions by LNH and the Trust, and registration of the Trust shares to be issued in the merger with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant's Consolidated Balance Sheets as of December 31, 1995 and 1994, and its Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                  PAGE
                                                                                  ----
(a)(1)   Consolidated financial statements
            Independent Auditors' Report                                           23
            Consolidated Balance Sheets - December 31, 1995 and 1994               24
            Consolidated Statements of Operations - Years ended December
              31, 1995, 1994 and 1993                                              25
            Consolidated Statements of Changes in Shareholders' Equity
              Years ended December 31, 1995, 1994 and 1993                         26
            Consolidated Statements of Cash Flows - Years ended December
              31, 1995, 1994 and 1993                                              27
            Notes to Consolidated Financial Statements                             29
(2)(a)   Consolidated financial statement schedules
            Schedule III - Real estate properties and accumulated
              depreciation                                                         48
            Schedule IV - Mortgage loans on real estate                            53

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the notes to the financial statements.

(3) Form 10-K exhibits:
(3) (a)Restated Declaration of Trust (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 33-65337) filed February 27, 1996)
    (b)Trustees Regulations of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's 1980 Annual Report on Form 10-K).
    (c)Amendment to the Registrant's Trustees Regulations (incorporated by reference to Exhibit 3 of the Registrant's 1980 Annual Report on Form 10-K)
    (d)Amendment to Registrant's Trustees Regulations (incorporated by reference to Exhibit 3(d) of the Registrant's 1983 Annual Report on
     Form 10-K).
(10)(a)Amendment and Restatement of the Expense-Sharing Agreement among the Registrant, Eastover Corporation, The Parkway Company and Congress Street Properties, Inc. dated as of September 1, 1990, *(incorporated by reference to Exhibit 10(a) of the Registrant's 1991 Annual Report on Form 10-K).

 (b) First Amendment to Amendment and Restatement of Expense-Sharing Agreement among EastGroup Properties, Eastover Corporation,
     The Parkway Company  and Congress Street Properties, Inc. dated as of October 1, 1993 (incorporated by reference to Exhibit
     10B of the Registrant's Registration Statement on Form S-2 (No.  33-70574) filed October 19, 1993).
 (c) EastGroup Properties 1994 Management Incentive Plan (incorporated by reference to Exhibit A of the Registrant's proxy statement dated November 11, 1994).*
 (d) EastGroup Properties 1991 Trustees Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the
     Registrant's proxy statement dated April 26, 1994).*
 (e) Agreement and Plan of Merger among EastGroup Properties, EastGroup-LNH Corporation and LNH REIT, Inc. (incorporated by reference to Appendix A of the Registrant's Registration Statement on Form S-4 (No. 33-65337) filed December 22, 1995).
 (f) Agreement and Plan of Merger between Copley Properties, Inc. and EastGroup Properties (incorporated by reference to
     Exhibit IX to Amendment No. 9 to the Registrant's Statement on Schedule 13D dated February 12, 1996).
(24) Powers of attorney (filed herein)
(27) Financial Data Schedule (filed herewith)
(28) Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt
     (incorporated by reference to Exhibit 28(e) of the Registrant's 1986 Annual Report on Form 10-K)

                *Indicates management or compensatory agreement.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
Independent Auditors' Report                                                       23
Consolidated Balance Sheets as of December 31, 1995 and 1994                       24
Consolidated Statements of Operations for the years ended December 31, 1995,
  1994 and 1993                                                                    25
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1995, 1994 and 1993                                                 26
Consolidated Statements of Cash Flows for the years ended December 31, 1995,
  1994 and 1993                                                                    27
Notes to Consolidated Financial Statements                                         29

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.





Jackson, Mississippi                                 KPMG Peat Marwick LLP
March 14, 1996

                          CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31
                                                                               -----------------------------
                                                                                   1995              1994
                                                                               -----------        -----------
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
         ASSETS
Real estate properties:
   Industrial   . . . . . . . . . . . . . . . . . . . . . . . . .                $  71,870          69,214
   Apartments   . . . . . . . . . . . . . . . . . . . . . . . . .                   49,658          51,076
   Office Buildings   . . . . . . . . . . . . . . . . . . . . . .                   34,076          35,500
                                                                                  --------        --------
                                                                                   155,604         155,790
   Less accumulated depreciation  . . . . . . . . . . . . . . . .                  (19,206)        (15,888)
                                                                                  --------        --------
                                                                                   136,398         139,902

Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . .                    6,008           8,817
Land and land purchase-leasebacks . . . . . . . . . . . . . . . .                    1,327           2,320
Investment in real estate investment trusts . . . . . . . . . . .                   10,787             954
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                       26             301
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                    3,409           2,566
                                                                                  --------        --------
                                                                                  $157,955         154,860
                                                                                  ========        ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Mortgage notes payable  . . . . . . . . . . . . . . . . . . . . .                 $ 67,203          39,558
Notes payable to banks  . . . . . . . . . . . . . . . . . . . . .                    4,359          28,671
Accounts payable and accrued expenses . . . . . . . . . . . . . .                    2,096           1,167
Minority interests in joint ventures  . . . . . . . . . . . . . .                      909           2,848
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                      488             440
                                                                                  --------        --------
                                                                                    75,055          72,684
                                                                                  --------        --------
Shareholders' Equity
Shares of beneficial interest, par value $1.00 per share;
   authorized 10,000,000 shares; issued 4,231,656 shares
   in 1995 and 4,221,656 shares in 1994   . . . . . . . . . . . .                    4,232           4,222
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                   68,344          68,210
Undistributed earnings  . . . . . . . . . . . . . . . . . . . . .                    9,657           9,723
Unrealized gain on securities . . . . . . . . . . . . . . . . . .                      667              21
                                                                                  --------        --------
                                                                                    82,900          82,176
                                                                                  --------        --------
                                                                                  $157,955         154,860
                                                                                  ========        ========

      See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31
                                                                         -----------------------------------
                                                                           1995          1994          1993
                                                                         --------      --------      --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Income from real estate operations  . . . . . . . . . .               $28,386        23,194        13,771
  Land rents  . . . . . . . . . . . . . . . . . . . . . .                   217           398           856
  Equity in earnings of real estate investment trust  . .                   203           123            67
  Interest:
    Mortgage loans  . . . . . . . . . . . . . . . . . . .                 1,036         1,041         1,156
    Other . . . . . . . . . . . . . . . . . . . . . . . .                     -            13            18
  Other   . . . . . . . . . . . . . . . . . . . . . . . .                   422           126           220
                                                                        -------      --------       -------
                                                                         30,264        24,895        16,088
                                                                        -------      --------       -------
Expenses
  Operating expenses from real estate operations  . . . .                11,575         9,741         6,159
  Interest expense  . . . . . . . . . . . . . . . . . . .                 6,287         3,905         3,415
  Depreciation and amortization . . . . . . . . . . . . .                 5,613         4,323         2,874
  Minority interests in joint ventures  . . . . . . . . .                   220           163            78
  General and administrative expenses . . . . . . . . . .                 2,180         2,046         1,531
  Stock appreciation rights and incentive
    compensation expense (recovery) . . . . . . . . . . .                     -          (129)          320
  Recovery of possible losses . . . . . . . . . . . . . .                     -             -          (144)
                                                                        -------      --------       -------
                                                                         25,875        20,049        14,233
                                                                        -------      --------       -------
         Income before gains on investments . . . . . . .                 4,389         4,846         1,855
                                                                        -------      --------       -------

Gains on investments
  Real estate . . . . . . . . . . . . . . . . . . . . . .                 3,322         2,322         3,408
  Real estate investment trust securities . . . . . . . .                     -             -         1,152
                                                                        -------      --------       -------
                                                                          3,322         2,322         4,560
                                                                        -------      --------       -------
         Net income . . . . . . . . . . . . . . . . . . .               $ 7,711         7,168         6,415
                                                                        =======      ========       =======

Net income per share of beneficial interest . . . . . . .               $  1.82          1.74          2.61
                                                                        =======      ========       =======

Weighted average shares outstanding . . . . . . . . . . .                 4,226         4,114         2,460
                                                                        =======      ========       =======




       See accompanying notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY

                                     SHARES OF      ADDITIONAL                                      UNREALIZED
                                    BENEFICIAL       PAID-IN      UNDISTRIBUTED     TREASURY          GAIN ON
                                     INTEREST        CAPITAL        EARNINGS         SHARES         SECURITIES     TOTAL
                                     --------        -------        --------         ------         ----------     -----
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

BALANCE, DECEMBER 31,  1992 . . . .     $ 3,011         51,945        6,426         (14,349)              -        47,033
  Net income  . . . . . . . . . . .           -              -        6,415               -               -         6,415
  Cash dividends declared,
   $1.60 per share  . . . . . . . .           -              -       (4,690)              -               -        (4,690)
  Exercise of 5,000 options . . . .           -              -          (68)            129               -            61
  Purchase of 1,000 treasury
   shares   . . . . . . . . . . . .           -              -            -             (18)              -           (18)
  Retire 550,354 treasury shares  .        (550)       (13,688)           -          14,238               -             -
                                        -------         ------       ------         -------           -----       -------

BALANCE, DECEMBER 31, 1993  . . . .       2,461         38,257        8,083               -               -        48,801
  Net income  . . . . . . . . . . .           -              -        7,168               -               -         7,168
  Cash dividends declared,
   $1.31 per share  . . . . . . . .           -              -       (5,528)              -               -        (5,528)
  Exercise of 78,000 options  . . .          78            887            -               -               -           965
  Purchase and retirement
   of 46,666 shares   . . . . . . .         (46)          (778)           -               -               -          (824)
  Issuance of 11,397 shares,
   incentive compensation   . . . .          11            181            -               -               -           192
  Issuance of 1,750,000 shares in
   public offering  . . . . . . . .       1,750         30,414            -               -               -        32,164
  Issuance of 696,088 shares in
   Eastover Corporation merger  . .         696         10,993            -               -               -        11,689
  Retire 728,178 shares in
   Eastover Corporation merger  . .        (728)       (11,744)           -               -               -       (12,472)
  Change in unrealized gain
   on securities  . . . . . . . . .           -              -            -               -              21            21
                                        -------         ------       ------         -------           -----       -------

BALANCE, DECEMBER 31, 1994  . . . .       4,222         68,210        9,723               -              21        82,176
  Net income  . . . . . . . . . . .           -              -        7,711               -               -         7,711
  Cash dividends declared,
   $1.84 per share  . . . . . . . .           -              -       (7,777)              -               -        (7,777)
  Exercise of 15,000 options  . . .          15            225            -               -               -           240
  Purchase and retirement
   of 5,000 shares  . . . . . . . .          (5)           (91)           -               -               -           (96)
  Change in unrealized gain
   on securities  . . . . . . . . .           -              -            -               -             646           646
                                        -------         ------       ------         -------           -----       -------

BALANCE, DECEMBER 31, 1995  . . . .     $ 4,232         68,344        9,657               -             667        82,900
                                        =======         ======       ======         =======           =====       =======




     See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31
                                                                       --------------------------------------
                                                                         1995             1994         1993
                                                                       --------         --------      -------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 7,711           7,168       6,415
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of  deferred leasing costs  . .          5,613           4,323       2,874
    Stock appreciation rights and incentive
      compensation expense (recovery) . . . . . . . . . . . . . .              -            (129)        320
    Gains on investments, net . . . . . . . . . . . . . . . . . .         (3,322)         (2,322)     (4,560)
    Recovery of possible losses . . . . . . . . . . . . . . . . .              -               -        (144)
    Real estate investment trust:
      Equity in earnings  . . . . . . . . . . . . . . . . . . . .           (203)           (123)        (67)
      Dividends received  . . . . . . . . . . . . . . . . . . . .            182              60          75
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (134)            (64)        (18)
    Changes in operating assets and liabilities:
      Accrued income and other assets . . . . . . . . . . . . . .            834             251         268
      Accounts payable, accrued expenses and prepaid
           rent . . . . . . . . . . . . . . . . . . . . . . . . .           (935)           (716)        113
                                                                        --------        --------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . .          9,746           8,448       5,276
                                                                        --------        --------     -------

INVESTING ACTIVITIES:
  Advances on mortgage loans receivable . . . . . . . . . . . . .           (150)         (1,862)     (1,150)
  Payments on mortgage loans receivable . . . . . . . . . . . . .          1,950             581       1,845
  Sales of real estate investments  . . . . . . . . . . . . . . .          8,778           3,491       4,351
  Sales of real estate investment trust securities  . . . . . . .              -               -       1,966
  Real estate improvements  . . . . . . . . . . . . . . . . . . .         (4,386)         (4,241)     (1,802)
  Purchases of real estate  . . . . . . . . . . . . . . . . . . .           (806)        (44,584)    (23,193)
  Purchases of real estate investment trusts shares . . . . . . .         (9,263)              -        (117)
  Return of capital dividends . . . . . . . . . . . . . . . . . .             87             197         261
  Change in other assets and other liabilities  . . . . . . . . .         (1,931)           (297)     (1,234)
                                                                        --------        --------     -------
  NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . .         (5,721)        (46,715)    (19,073)
                                                                        --------        --------     -------

FINANCING ACTIVITIES:
  Proceeds from bank borrowings . . . . . . . . . . . . . . . . .         30,272          44,620      29,712
  Proceeds from mortgage notes payable  . . . . . . . . . . . . .         32,100           7,800       9,585
  Principal payments on bank borrowings . . . . . . . . . . . . .        (54,584)        (35,152)    (13,472)
  Principal payments on mortgage notes payable and
    improvement bonds . . . . . . . . . . . . . . . . . . . . . .         (4,455)         (6,240)     (5,701)
  Distributions paid to shareholders  . . . . . . . . . . . . . .         (7,777)         (7,339)     (3,813)
  Purchases of shares of beneficial interest  . . . . . . . . . .            (96)           (824)        (18)
  Proceeds on exercise of stock options . . . . . . . . . . . . .            240             965          31
  Net proceeds from issuance of shares of beneficial interest . .              -          32,164           -
  Other     . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            (116)          -
                                                                        --------        --------     -------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . . . .         (4,300)         35,878      16,324
                                                                        --------        --------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .           (275)         (2,389)      2,527
Cash and cash equivalents at beginning of year  . . . . . . . . .            301           2,690         163
                                                                        --------        --------     -------
Cash and cash equivalents at end of year  . . . . . . . . . . . .      $      26             301       2,690
                                                                       =========        ========      ======

                                                                                YEARS ENDED DECEMBER 31
                                                                       ----------------------------------------
                                                                          1995             1994         1993
                                                                       -----------      ---------     ---------
                                                                                       (IN THOUSANDS)

Supplemental Cash Flow Information:
  Mortgage loans received on sales of real estate . . . . . . . .        $     -               -         490
  Debt assumed by buyer of real estate  . . . . . . . . . . . . .              -           2,211       2,564
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . .          5,926           3,958       3,101
  Debt assumed by the Trust in purchase of real
    estate  . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           4,813         704
  Net liabilities assumed in Eastover merger  . . . . . . . . . .              -             638           -



    See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

(1)      SIGNIFICANT ACCOUNTING POLICIES

         (a)     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties ("the Trust"), its wholly-owned subsidiaries and its investment in six joint ventures in which the Trust has a 75% ownership interest. At December 31, 1995, the six properties included in the joint ventures are 56th Street Commerce Park, JetPort Commerce Park, Exchange Distribution Center, Jetport 516 Commerce Park, WestPort Commerce Center and JetPort 515 Commerce Park. The joint venture's assets, liabilities, revenues and expenses are recorded by the Trust with minority interests provided for the 25% not owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

         (b)     FEDERAL INCOME TAXES

         EastGroup Properties, a Maryland real estate investment trust, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code, and it intends to continue to qualify as such. The Trust distributed to its shareholders all of its 1995, 1994 and 1993 taxable income. Accordingly, no provision for federal income taxes was necessary. Distributions paid per share for federal income tax purposes follow:

                                       YEARS ENDED DECEMBER 31
                                   -------------------------------
                                   1995          1994         1993
                                   ----          ----         ----

         Ordinary income         $  1.84          1.74        1.55
                                ========       =======      ======


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

         (c)     INCOME RECOGNITION


        Rental income from real estate operations is recognized on a straight-line basis over the terms of the operating leases.

        Interest income on mortage loans is recognized on the accrual method, unless there is a significant uncertainty of collection. If a significant uncertainty exists, interest income is recognized as collected.

        Income from land purchase-leaseback investments, including fixed and percentage rents, is recorded under the operating method, as earned.

         The Trust recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards No. 66
("SFAS 66"), "Accounting for Sales of Real Estate".   The provisions of SFAS 66
require upon closing, consideration of the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized on the installment method as collections are received.

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

         (e)     REAL ESTATE PROPERTIES

         Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Trust's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of 25 to 40 years for buildings and 5 to 10 years for other improvements and personal property. Maintenance and repair expenses are charged to expense as incurred, while building improvements are capitalized. Apartment turnover costs such as carpet, painting and small appliances are expensed. Geographically, the Trust's investments are concentrated in the major sunbelt market areas of the southeastern and southwestern United States, with a special emphasis in the states of Florida and Texas.


         (f)     MARKETABLE EQUITY SECURITIES

         On January 1, 1994, the Trust adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)." Accordingly, as of December 31, 1995 and 1994, certain marketable securities, including those held by equity method investees, are carried at fair value with the unrealized gains of $667,000 and $21,000, respectively, presented as a separate component of shareholders' equity.

         (g)     INVESTMENTS IN REAL ESTATE INVESTMENT TRUSTS

         The equity method of accounting is used to account for the investment in LNH REIT, Inc. ("LNH"). The Trust does not have voting control over this company, but does have the ability to exercise significant influence on operating and financial policies. Under the equity method, the Trust has accrued its share of LNH's unrealized security gains in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

         (h)     ALLOWANCE FOR POSSIBLE LOSSES

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

         (i)     AMORTIZATION

         Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Leasing commissions are deferred and amortized using the straight-line method over the term of the respective lease.

         (j)     CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         (k)     RECLASSIFICATIONS

         Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the 1995 presentation.

         (l)     ACCOUNTING CHANGES

         The Financial Accounting Standards Board issued Statement (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and (SFAS) No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure".

         SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 118 addresses how interest income is recognized on impaired loans. SFAS No. 114 and SFAS No. 118 were effective for fiscal years beginning after December 15, 1994. Adoption of these statements did not have a material impact on the consolidated financial statements.

         (m)     USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) REAL ESTATE OWNED

         A summary of gains (losses) on real estate investments for the years ended December 31, 1995, 1994 and 1993 follows:

                                                                                DISCOUNTED          RECOGNIZED
                                                                                   NET                 GAIN
                                                            BASIS               SALES PRICE            (LOSS)
                                                       ------------------ ---------------------- -----------------
                                                                              (IN THOUSANDS)
                1995
       -----------------------
       Real estate properties:
          Cascade Office Building                          $  1,486                1,486                    -
          Sunchase Apartments                                 2,515                4,396                1,881
          2100 Exchange Warehouse                               549                  539                  (10)
          Cascade Office Building - writedown                   136                    -                 (136)
       Land purchase leasebacks:
          Winchester                                            450                  862                  412
          Iroquois                                              320                1,495                1,175
                                                           --------            ---------            ---------
                                                           $  5,456                8,778                3,322
                                                           ========            =========            =========

               1994
       -----------------------
       Real estate properties:
          North Shore - 5 lots                             $  2,053                2,310                 257
       Land purchase - leasebacks:
          Parklane on Peachtree
              Apartments                                        997                3,491               2,494
          Bellevue Plaza writedown                              429                    -                (429)
                                                           --------            ---------            ---------
                                                           $  3,479                5,801               2,322
                                                           ========            =========            =========
               1993
       ------------------------
       Real estate properties:
          North Shore - 7 lots                             $  2,953                2,953                    -
       Land purchase - leaseback:
          Kings Gate West                                       500                3,908                3,408
                                                           --------            ---------            ---------
                                                           $  3,453                6,861                3,408
                                                           ========            =========            =========

         The following is a schedule by year of approximate future minimum rental receipts under noncancelable leases for the real estate properties as of December 31, 1995 (in thousands):

         YEAR ENDING DECEMBER 31,
         ------------------------
                    1996                                        $  14,820
                    1997                                           12,717
                    1998                                           11,175
                    1999                                            6,044
                    2000                                            2,610
                    Later Years                                     3,818
                                                                ---------
         TOTAL MINIMUM RECEIPTS                                 $  51,184
                                                                =========

(3) LAND AND LAND PURCHASE-LEASEBACKS

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

         In February 1995, the Trust sold the Winchester land purchase-leaseback investment in Dallas, Texas for $862,000 and recognized a gain for financial reporting purposes of $412,000. In June 1995, the Trust sold its Iroquois land purchase-leaseback investment in Nashville, Tennessee for $1,495,000 and recognized a gain for financial reporting purposes of $1,175,000. Also, the Trust accepted a deed in lieu of foreclosure on the EastGate Apartments leasehold improvements in Wichita, Kansas after the owners defaulted on payments to the Trust.

         Fixed land rentals required to be paid to the Trust in each of the next five years and in the aggregate thereafter in connection with the Trust's land purchase-leaseback investments held as of December 31, 1995 are $142,000 in 1996, $144,000 in 1997, $146,000 in 1998, $133,000 in 1999, $136,000 in 2000
and $5,848,000 in the aggregate thereafter.

         In the case of one land purchase-leaseback investment carried at an aggregate amount of $500,000 as of December 31, 1995, the land tenant has an option to purchase the land on a formula basis set forth in the respective leases, but in no event would the purchase price be less than the cost of the land to the Trust.

         The Trust held a first mortgage loan of $2,553,000 as of December 31, 1995 on a property in which the Trust had a land purchase-leaseback investment.

         The Trust's land purchase-leaseback investments are subordinate to senior mortgage loans encumbering the properties. A loss of $429,000 was recorded in 1994 on the Bellevue Plaza land purchase-leaseback, as a result of the relocation of the largest tenant at the property which resulted in an occupancy level of 27%.

(4) MORTGAGE LOANS AND ALLOWANCE FOR POSSIBLE LOSSES

A summary of mortgage loans follows:

                                                                            DECEMBER 31
                                                                            ------------
                                                                        1995          1994
                                                                        ----          ----
                                                                          (IN THOUSANDS)

         First mortgage loans:
           Industrial (1 loan)                                       $    181         2,238
           Apartment (1 loan)                                           2,553             -
           Motels (4 loans)                                             3,073         3,091
           Other (3 loans)                                                201            64
                                                                    ---------      --------
                                                                        6,008         5,393
                                                                    ---------      --------
         Wrap mortgage loans:
           Apartments                                                       -         3,424
                                                                    ---------      --------
                                                                    $   6,008         8,817
                                                                    =========      ========

         In 1994, the Trust charged off $500,000 of the motel loans against the allowance for possible losses. The net carrying value of the motel loans was further decreased by an additional $422,000 during 1994. This decrease represented a bankruptcy settlement accrued in 1994 and was related to the property collateralizing the motel loans. That property was owned by the Trust and the bankruptcy settlement was recorded as deferred income because of the collection difficulties with the motel loans and because all gains on the sale of the properties collateralizing the motel loans were deferred when the loans were made because the gain recognition criteria of SFAS 66 were not met when the properties were sold and have not been met since. In 1995, two of the motel mortgages were restructured and no loss was recorded. At December 31, 1995, the carrying value of three impaired motel mortgage loans was $2,217,000. Interest income recorded on the motel mortgages was $240,000 for 1995, $138,000 for 1994 and $205,000 for 1993.

         In March 1995, the land tenant on the EastGate Apartment land purchase-leaseback investment gave the Trust a deed in lieu of foreclosure because of its inability to meet all of the obligations of the property. The land purchase-leaseback had a carrying value of $225,000 and the mortgage loan had a carrying value of $1,009,000, and no loss is anticipated on the disposition of this property.

         A summary of activity in the allowance for possible losses follows:

                                                                             YEARS ENDED DECEMBER 31
                                                                             -----------------------
                                                                     1995             1994             1993
                                                                     ----             ----             ----
                                                                                 (IN THOUSANDS)
         Balance at beginning of period                           $       -             500            1,675
         Amounts charged-off                                              -            (500)          (1,175)
                                                                 ----------           -----           ------
         Balance at end of period                                $        -               -              500
                                                                 ==========          ======           ======



         On September 30, 1993, the Trust sold a portfolio of mortgage loans to Parkway. Parkway paid the Trust $956,251 in cash for the mortgage loans, which represented the Trust's book value of these loans on September 30, 1993. The Trust had no gain or loss on the sale of these mortgage loans.

(5) INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS

         The investment in real estate investment trusts ("REIT") consists of the following:



                                    OWNERSHIP
                                   PERCENTAGE            DECEMBER 31, 1995            DECEMBER 31, 1994
                                   DECEMBER 31           -----------------            -----------------
                                   -----------          CARRYING        FAIR        CARRYING         FAIR
                                 1995        1994        VALUE          VALUE         VALUE          VALUE
                                 ----        ----        -----          -----         -----          -----
Equity method investee:
  LNH REIT, Inc.                23.42%      5.97%        $ 3,976         3,928          954            805
                                                         -------       -------     --------        -------

Non-equity method investee:
  Copley Properties, Inc.       14.76%          -          6,811         6,811            -              -
                                                        --------      --------   ----------      ---------
                                                        $ 10,787        10,739          954            805
                                                        ========       =======     ========        =======

         In 1993 the Trust sold all of its then existing investments in real estate investment trust securities, except LNH REIT, Inc. These sales of $1,966,000 were made at the market price on the date of sale. A total gain of $1,152,000 was recorded on the above sales, including $1,022,000 on the sale of real estate investment trust securities to the Parkway Company, an affiliated entity.

         Effective January 1, 1995, the Trust, through an affiliated partnership, provides certain management and administrative services for LNH REIT, Inc. for an annual fee of $125,000.

         The investment in LNH, which is accounted for by the equity method, has been purchased at amounts less than the Trust's pro rata share of the investees' book value. This difference of $1,515,000 has been assigned to the investees' principal assets and is principally being recognized in operations as the underlying assets are sold.

(6) NOTES PAYABLE TO BANKS

         The Trust has a line of credit from a commercial bank in the amount of $7,000,000 which is secured by the outstanding stock of the Trust's wholly-owned subsidiary, EastGroup Virginia, Inc. and shares of Copley. Borrowings under the credit line at December 31, 1995 were $2,259,000 and bear interest at the LIBOR plus 2.0% (7.9375% at December 31, 1995). The line of credit expires April 30, 1996. Total loan commitment fees of $35,000 and $25,000 were paid in 1995 and 1994 for this line of credit.

         At December 31, 1995, the Trust had $2,100,000 outstanding under a $15,000,000 acquisition line of credit from a commercial bank. The acquisition line has an interest rate of LIBOR plus 2.0% and matures on April 30, 1997. The line is collateralized by three properties of the Trust with an aggregate carrying value of $13,995,000 at December 31, 1995. Total loan commitment fees of $66,000 and $169,000 were paid in 1995 and 1994 for this line of credit.

        Average bank borrowings were $22,874,000 in 1995, compared to $11,086,000 in 1994 with average interest rates of 8.8% in 1995 compared to 7.9% in 1994.

(7) MORTGAGE NOTES PAYABLE

A summary of mortgage notes payable follows:

                                                                              DECEMBER 31,
                                                                            -----------------
                                                                            1995         1994
                                                                           -----         ----
                                                                              (IN THOUSANDS)
Garden Villa Apartments mortgage, interest at 8.25%,
   principal and interest due $24,041 monthly,
   maturing July 1, 2003, secured by real estate
   with a carrying amount of $2,726,000 at December
   31, 1995                                                               $ 3,135        3,163

2020/2040 and 2100 Exchange Drive Warehouse mortgage,
   interest at 9.625%, repaid September 1995                                    -          576

Interstate DC #1 Warehouse mortgage, interest at 9.25%,
   principal and interest due $10,827 monthly, maturing
   June 1, 2009, secured by real estate with a carrying
   amount of $2,789,000 at December 31, 1995                                  914          957

(7) MORTGAGE NOTES PAYABLE (CONTINUED)
Interstate DC #2 Warehouse mortgage, interest at 9.25%,
   principal and interest due $12,844 monthly, maturing
   June 1, 2009, secured by real estate with a carrying
   amount of $3,230,000 at December 31, 1995                                               1,139        1,185

8150 Leesburg Pike Office Building mortgage, interest at
   8.5%, principal and interest due $52,304 monthly,
   maturing June 15, 2005, secured by real estate with
   a carrying amount of $13,341,000 at December 31,
   1995                                                                                    4,068        4,338

Sunbelt Center Warehouse mortgage, interest at 10.00%,
   principal and interest due $39,958 monthly,
   maturing September 1, 1997, secured by real
   estate with a carrying amount of $5,705,000 at
   December 31, 1995                                                                       4,204        4,260

Deerwood Warehouse mortgage, interest at 8.375%,
   principal and interest due $16,339 monthly,
   maturing July 1, 2003, secured by real
   estate with a carrying amount of $2,817,000 at
   December 31, 1995                                                                       1,798        1,841

Doral Club Apartment mortgage, interest at 8.625%,
   principal and interest due $36,494 monthly,
   maturing October 31, 2003, secured by real
   estate with a carrying amount of $6,229,000 at
   December 31, 1995                                                                       4,359        4,418

Nobel Center Office Building mortgage, interest at
   7.5%, principal and interest due $27,476 monthly,
   maturing on January 15, 1997, secured by real estate
   with a carrying amount of $3,070,000 at
   December 31, 1995                                                                       2,667        2,788

North Shore Improvement Bonds, interest rates range
   from 6.3% to 7.75% and mature serially in various
   amounts through September 2, 2016, secured by
   land underlying Nobel Center with a carrying
   amount of $3,070,000 at December 31, 1995                                                 441          451

(7) MORTGAGE NOTES PAYABLE (CONTINUED)
Country Club Apartments wrap mortgage, interest at
   prime plus 1.0%, repaid August 1995                                                         -        2,286

Sutton House Apartments mortgage, interest at 8.0%,
   principal and interest due $45,257 monthly,
   maturing October 31, 2003, secured by real
   estate with a carrying amount of $8,113,000 at
   December 31, 1995                                                                       5,894        5,962

JetPort 516 Warehouse mortgage, interest at 8.5%,
   principal and interest due $5,857 monthly,
   maturing January 1, 2003, repaid September 1995                                             -          648

Northwest Point Warehouse mortgage interest at
   7.75%, principal and interest due $32,857
   monthly, maturing March 1, 2001, secured by
   real estate with a carrying amount of $6,769,000
   at December 31, 1995                                                                    4,238        4,301

56th Street Warehouse mortgage, interest at
   8.88%, principal and interest due $21,816
   monthly, maturing August 1, 2004, secured
   by real estate with a carrying amount of
   $2,723,000 at December 31, 1995                                                         2,331        2,384

Exchange Distribution Warehouse mortgage,
   interest at 8.375%, principal and interest
   due $21,498 monthly, maturing August 1, 2005,
   secured by real estate with a carrying amount
   of $3,179,000 at December 31, 1995                                                      2,484            -

LaVista  Apartments mortgage, interest at 8.688%,
   principal and interest due $48,667 monthly,
   maturing September 1, 2005, secured by real
   estate with a carrying amount of $4,801,000 at
   December 31, 1995                                                                       5,933            -

Westport Commerce Center mortgage, interest at
   8.0%, principal and interest due $28,021 monthly,
   maturing August 1, 2005, secured by real estate with a
   carrying amount of $4,747,000 at December 31, 1995                                      3,327            -

(7) MORTGAGE NOTES PAYABLE (CONTINUED)
LakePointe Business Park mortgage, interest at 8.125%,
   principal and interest due $81,675 monthly, maturing
   October 1, 2005, secured by real estate with a
   carrying amount of $10,086,000 at December 31, 1995                                    10,985            -

JetPort, JetPort 515 & 516 mortgage, interest at 8.125%,
   principal and interest due $33,769 monthly, maturing
   October 1, 2005, secured by real estate with a carrying
   amount of $4,860,000 at December 31, 1995                                               3,986            -

Plantations mortgage, interest at 7.625%, principal and
   interest due $39,599 monthly, maturing December 1, 2005,
   secured by real estate with a carrying amount of
   $7,005,000 as of December 31, 1995                                                      5,300            -
                                                                                        ---------     ---------
                                                                                        $  67,203        39,558
                                                                                        =========     =========



         Approximate principal payments due during the next five years are as follows: 1996, $6,747,000; 1997, $10,033,000; 1998, $1,367,000; 1999,
$1,486,000; and 2000, $1,615,000.

(8) TRUST ADMINISTRATION

         On March 1, 1983, the Trust approved an agreement, which was amended on March 1, 1984, and again on September 1, 1990, whereby the day-to-day management was transferred from its former adviser to officers of the Trust, who were also officers of Eastover Corporation and certain other affiliates. Certain administrative expenses were allocated monthly among Eastover Corporation, Congress Street Properties, Inc., Parkway and the Trust based on the shared expense agreement. Effective December 31, 1994, the Trust terminated the expense sharing agreement and now maintains its own officers and employees.

(9) REVERSE REPURCHASE AGREEMENTS

         The Trust does not in the ordinary course of business take possession of the securities which collateralize its reverse repurchase agreements (assets purchased under agreements to resell). The Trust has the right to demand additional collateral or return of the invested funds at any time the collateral value is less than the invested funds plus any accrued earnings thereon. The Trust does, however, conduct these transactions on a short term basis with financial institutions with which it has normal business relationships. At December 31, 1995 and 1994, the Trust did not hold reverse repurchase agreements with any individual counterparty or group of counterparties in excess of 10% of shareholders' equity.

(10) SHAREHOLDERS' EQUITY

         In 1994, the Trust terminated the previous incentive plans for officers and adopted the 1994 Management Incentive Plan. The previous plan included stock options, stock appreciation rights, incentive compensation units and a bonus plan.

         Under the plan existing prior to September 1994, officers exercised 78,000 stock options and stock appreciation rights ("SARs"). The stock option exercise price was $12.375 per share for a total option price of $965,250. Compensation was accrued by the Trust for SARs expense based on the excess of the market price over the exercise price, $12.375 per share, of the SARs. Compensation expense (recovery) for the SARs was ($251,000) in 1994 and $320,000 in 1993. Compensation expense for the incentive compensation units was accrued by the Trust based on the dividends paid by the Trust and in accordance with a vesting schedule. Compensation expense for the units was $89,000 in 1994 and $69,000 in 1993. Amounts due in 1995 and 1996 were estimated and paid in Trust's shares in 1994. The Trust issued 11,397 shares and recorded an expense of $122,000 which is included with stock appreciation rights and incentive compensation expense on the 1994 statement of operations. Compensation for the bonus plan amounted to $122,000 in 1994 and $33,000 in 1993.

         The 1994 Management Incentive Plan includes stock options (50% vested after one year and the other 50% after two years) and an annual incentive award.

         Stock option activity for the 1994 plan for the two years ended December 31, 1995 follows:

                                                      Number                Option Price          Total Option
                                                     of  Shares               Per Share               Price
                                                -------------------   -----------------------   ---------------
        BALANCE AT DECEMBER 31, 1993                              -                          -                -
             Granted                                        175,250         $18.00 to $19.00         $3,274,500
             Relinquished                                         -                          -                -
                                                           --------                                  ----------
        BALANCE AT DECEMBER 31, 1994                        175,250                                   3,274,500
             Granted                                         10,000          $18.25 to $20.125          191,875
             Relinquished                                   (11,000)         $18.00 to $18.25          (199,250)
                                                           --------                                 -----------
        BALANCE AT DECEMBER 31, 1995                        174,250                                  $3,267,125
                                                           ========                                 ===========

The annual incentive award program began in 1995 and the Compensation Committee determined awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The 1995 award of $382,000 is payable two-thirds in cash and one-third in Shares of the Trust. At December 31, 1995, 87,125 options were exercisable, and there were 25,750 shares of beneficial interest available for grant under the plan.

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

         Stock option activity for the Trustee plan for the two years ended December 31, 1995 follows:

                                                                Number               Option Price            Total Option
                                                              of  Shares                Per Share                Price
                                                           -----------------    -----------------------    ---------------
                   BALANCE AT DECEMBER 31, 1993                       35,000          $16.00 to $17.50            $567,500
                        Granted                                       16,000         $16.875 to $17.00             270,625
                                                                  ----------                                 -------------
                   BALANCE AT DECEMBER 31, 1994                       51,000                                       838,125
                        Granted                                        7,500                    $19.00             142,500
                        Exercised                                    (15,000)                   $16.00           (240,000)
                                                                    --------                                     ---------
                   BALANCE AT DECEMBER 31, 1995                       43,500                                     $ 740,625
                                                                    ========                                     =========

All options outstanding at December 31, 1995 were exercisable and there were 41,500 shares of beneficial interest available for grant under the Trustee Plan.

         In calculating net income per share of beneficial interest, the dilutive effect of the various benefit plans, if any, was not significant.

         In January 1994, the Trust completed the public offering of 1,750,000 shares of beneficial interest at $20 per share and received net proceeds of $32,164,000.

(11) FUTURE ACCOUNTING CHANGES

        In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Trust be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

         SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The adoption of this statement is not expected to have a material impact on the 1996 consolidated financial statements.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which the Trust acquires goods and services from nonemployees in exchange for the Trust's equity instruments. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans.

         Entities electing to remain with the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and net income per share, as if the fair value based method had been adopted. The accounting and disclosure requirements of this Statement are effective for transactions entered into in fiscal years beginning after December 31, 1995. The adoption of this statement will not have a material impact on the consolidated financial statements because the Trust will continue to follow the accounting treatment outlined in APB Opinion No. 25 in preparing its consolidated financial statements.

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

         The merger was accounted for using the purchase method of accounting. The following balance sheet items were recorded on December 22, 1994:

         ASSETS
           Mortgage loans                                           $     39,000
           Cash                                                           28,000
           Other assets                                                   81,000
                                                                    ------------
         Total Assets                                               $    148,000
                                                                    ============

         LIABILITIES
           Notes payable to banks                                   $    638,000
           Other liabilities                                             148,000
                                                                    ------------
         Total                                                           786,000
                                                                    ------------

         SHAREHOLDERS' EQUITY
           Shares issued, 696,088 shares                              11,834,000
           Shares retired, 728,178 shares                            (12,472,000)
             (Trust shares owned by
             Eastover Corporation)
                                                                    ------------
           Net shares retired, 32,090 shares                            (638,000)
                                                                    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                   $    148,000
                                                                    ============

         The operations of Eastover subsequent to December 22, 1994, have been included in the accompanying consolidated statements of operations. The unaudited pro-forma effects of the Trust's acquisition of Eastover as if it had occurred on January 1, 1993, would be to increase revenues by approximately $18,000 in 1994 and $1,296,000 in 1993 and decrease net income by $412,000 in
1994 and $314,000 in 1993 and net income per share by $.08 in 1994 and $.10 in 1993.

(13) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                   CALENDAR 1995                        CALENDAR 1994
                                                   QUARTER ENDED                       QUARTER ENDED
                                    -----------------------------------   -----------------------------------
                                    MAR. 31  JUNE 30   SEPT. 30 DEC. 31   MAR. 31  JUNE 30  SEPT. 30  DEC. 31
                                    -------  -------   -------- -------   -------  -------  --------  -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                          $  7,283    7,780    7,732    7,469       5,395    5,965    6,373    7,162
Expenses                            (6,193)  (6,569)  (6,668)  (6,445)     (4,101)  (4,634)  (5,173)  (6,141)
                                  --------  -------  -------  -------     -------  -------  -------  -------
Income before gains (losses)
   on investments                    1,090    1,211    1,064    1,024       1,294    1,331    1,200    1,021
Gains (losses) on investments          412    1,039        -    1,871           -    2,494        -     (172)
                                  --------  -------  -------  -------     -------  -------  -------  -------
Net income                        $  1,502    2,250    1,064    2,895       1,294    3,825    1,200      849
                                  ========  =======  =======  =======     =======  =======  =======  =======

Net income per share of
    beneficial interest           $    .36      .53      .25      .68         .34      .91      .28      .20
                                  ========  =======  =======  =======     =======  =======  =======  =======
Weighted average shares
    outstanding                      4,222    4,225    4,227    4,229       3,803    4,211    4,211    4,224
                                  ========  =======  =======  =======     =======  =======  =======  =======

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1995 and 1994. FASB Statement No. 107, "disclosures about fair value of financial instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                1995                          1994
                                                      ------------------------      -------------------------
                                                          CARRYING      FAIR          CARRYING        FAIR
                                                           AMOUNT        VALUE         AMOUNT         VALUE
                                                           ------        -----         ------         -----
                                                                              (IN THOUSANDS)
         Financial Assets
           Cash and cash equivalents  . . . . . .           $   26           26           301          301
           Investment in Real estate
             investment trusts  . . . . . . . . .           10,787       10,739           954          805
           Mortgage loans . . . . . . . . . . . .            6,008        7,623         8,817       10,451

         Financial Liabilities
           Mortgage notes payable . . . . . . . .           67,203       67,109        39,558       38,799
           Notes payable to banks . . . . . . . .            4,359        4,359        28,671       28,671

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

INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS: The fair value of the equity investment is based on quoted market prices at the reporting date for the investment.

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

(15) SUBSEQUENT EVENTS

         On January 31, 1996, the Trust sold its 146 unit Garden Villa Apartments in Seattle, Washington for a cash price of $4,400,000 including the assumption of debt of $3,132,000. The Trust will record a gain of approximately $1,427,000 ($.34 per share) in the first quarter of 1996.

        On February 13, 1996, the Trust and Copley Properties, Inc., both of which are real estate investment trusts, jointly announced that they entered into an Agreement and Plan of Merger under which Copley will be merged into EastGroup. In the merger, each share of Copley's common stock will be converted into EastGroup shares of beneficial interest with a value of $15.60. The value of EastGroup shares for purposes of calculating the ratio at which Copley shares will be converted into EastGroup shares in the merger will be the average of the closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to the effective date of the merger (the "EastGroup Stock Price"); however, the EastGroup Stock Price will be deemed to equal $20.25 if the average price of EastGroup shares calculated above is less than or equal to $20.25, and $23.00 if the average price of EastGroup shares is greater than or equal to $23.00. Copley has the right, waivable by it, to terminate the merger agreement without liability if the average closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to (i) the date on which the Securities and Exchange Commission declares EastGroup's Registration Statement with respect to the merger effective or (ii) the date on which Copley's stockholders' meeting with respect to the merger is held is equal to or less than $18.25. The merger is subject to several conditions including approval by the shareholders of both Copley and EastGroup and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission. EastGroup presently owns 14.76% of Copley's outstanding shares.

        On September 6, 1995 (as amended on December 6,1995), EastGroup Properties and LNH REIT, Inc. ("LNH") announced that Special Committees of their Boards agreed in principle to a merger between LNH and EastGroup Properties or a wholly-owned subsidiary of EastGroup. The Merger Agreement was signed on December 22, 1995. LNH shareholders would receive shares of the Trust with a value of $8.10 for each LNH share. The number of the Trust shares that LNH shareholders receive will be determined by dividing the value $8.10 by the average trading price of the Trust shares during the 10 trading days immediately preceding the fifth trading day prior to the effective date of the merger. The Trust presently owns 23.4% of LNH. The merger is subject to several conditions, including LNH shareholder approval, receipt of satisfactory fairness opinions by LNH and the Trust, and registration of the Trust shares to be issued in the merger with the Securities and Exchange Commission.

(16) RELATED PARTY TRANSACTIONS

         EastGroup and Parkway continue to share the same office space at One Jackson Place in Jackson, Mississippi. EastGroup and Parkway share the rent with respect to their shared office space based upon the number of employees each has in such office space divided by the total number of employees of both companies using the office space. In addition, EastGroup and Parkway share the services of the Trust's Chief Executive Officer and a limited number of clerical and support staff employees and expenses related thereto are shared equally between EastGroup and Parkway. Parkway and EastGroup also share the expenses of certain office supplies and equipment, and EastGroup reimburses Parkway for the services of certain employees of Parkway who perform services for EastGroup on an as requested basis. During the year ended December 31, 1995, EastGroup paid Parkway $387,000 under this cost-sharing arrangement.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE TRUSTEES AND SHAREHOLDERS
EASTGROUP PROPERTIES:

Under date of March 14, 1996, we reported on the consolidated balance sheets of EastGroup Properties and subsidiaries, a Maryland real estate investment trust, as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which are included in the 1995 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





Jackson, Mississippi
March 14, 1996                                   KPMG Peat Marwick LLP

                                  SCHEDULE III
              REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)







                                       INITIAL COST TO THE TRUST                                COSTS CAPITALIZED
                             ------------------------------------------------               SUBSEQUENT TO ACQUISITION
                                                        BUILDINGS                           -------------------------
                                                           AND
                                                         IMPROVE-                        ADVANCES    CAPITALIZED
         DESCRIPTION            ENCUMBRANCES    LAND      MENTS      OTHER             UNDER LEASE        COSTS    OTHER
         -----------            ------------    ----      -----      -----             -----------        -----    -----
Acquired
  Land subject to
    long-term net leases:
  Apartments:
    Country Club - Alabama (c)(i)  4,245        500          -         -                   -                -          -

Shopping Centers:
  Bellevue Plaza-Nebraska          1,678        437          -         -                   -                -    (g)(437)
  Taco Bell - Kentucky                 -         12          -         -                   -                -          -
  Ponderosa - Kentucky                 -         27          -         -                   -                -          -
    Total land subject to
                                  ------   -------- ----------  --------            --------         --------    --------
      long-term leases             5,923        976          -         -                   -                -       (437)
                                  ------     ------  ---------  --------            --------         --------    --------

                                                               GROSS AMOUNT
                                                             AT WHICH CARRIED
                                                             AT CLOSE OF PERIOD
                                                             ------------------              ACCUMULATED
                                                               BUILDINGS AND                 DEPRECIATION
                                                 LAND          IMPROVEMENTS    OTHER   TOTAL  12/31/95     ACQUIRED
                                                 ----          ------------    -----   -----  --------     --------
Acquired
  Land subject to
    long-term net leases:
  Apartments:
    Country Club - Alabama (c)(i)                500                  -           -     500         -       1973

Shopping Centers:
  Bellevue Plaza-Nebraska                          -                  -           -       -         -       1972
  Taco Bell - Kentucky                            12                  -           -      12         -       1994
  Ponderosa - Kentucky                            27                  -           -      27         -       1994
    Total land subject to                       ----            -------       ------  -----    ------
      long-term leases                           539                  -           -     539         -
                                                ----            -------       ------  -----    ------












             REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1995
                                (IN THOUSANDS)



                                                                                        INITIAL COST TO THE TRUST
DESCRIPTION                                       ENCUMBRANCES              LAND        BUIDINGS AND IMPROVEMENTS
-----------                                       ------------              ----        -------------------------

Real estate properties (d) and (e):
Industrial:
  2020/2040 Exchange-Texas                                   -               250                     750
  401 Exchange-Texas                                         -               286                     428
  Interstate #1-Texas                                      914               832                   2,161
  Interstate #2-Texas                                    1,139               925                   2,780
  Venture Duplex-Texas                                       -               422                     891
  Venture Distribution-Texas                                 -             1,030                   2,871
  Rampart-Colorado                                           -             1,023                   3,861
  Sunbelt-Florida                                        4,204             1,034                   5,056
  La Quinta-Florida                                          -               421                     575
  Deerwood-Florida                                       1,798             1,147                   1,799
  56th Street - Florida                                  2,331               551                   2,126
  JetPort Commerce Park - Florida  (j)                   3,986               469                   1,882
  Lake Pointe - Florida                                 10,985             3,442                   6,450
  Exchange Dist. - Florida                               2,484               603                   2,414
  Jetport 516 - Florida  (j)                                 -               267                   1,068
  Jetport 515 - Florida  (j)                                 -               121                     685
  Phillips - Florida                                         -             1,375                   2,961
  Northwest Point - Texas                                4,238             1,243                   5,640
  Westport - Florida                                     3,327               980                   3,800
  Baxter Healthcare - Oklahoma                               -               120                   1,154
Office Buildings:
  Nobel Center - California                              3,108               542                       -
  8150 Leesburg Pike - Virginia                          6,327             2,208                  14,068
  Santa Fe Energy - Texas                                    -               623                   9,793
Apartments:
  Pin Oaks-Texas  (k)                                        -               275                   1,378
  Garden Villa-Washington                                3,135               304                   2,219
  LaVista-Georgia                                        5,933             1,526                   2,886
  Doral Club-Texas                                       4,359               670                   5,976
  Sutton House - Texas                                   5,894               471                   8,098
  Plantations at Killearn - Florida                      5,300               855                   6,351
  Hampton House - Mississippi  (k)                       2,100               575                   5,706
  Grande Pointe - Alabama  (k)                               -               615                   5,499
  EastGate - Kansas                                          -               276                     884
Land (f):
  Jefferson Parish-Louisiana                                 -             3,050                       -
  Denver-Colorado                                            -               196                       -
                                                      --------            ------                 -------
  Total real estate owned                               71,562            28,727                 112,210
                                                      --------            ------                 -------
  Total                                               $ 77,485            29,703                 112,210
                                                      ========            ======                 =======

Notes:

                                  SCHEDULE III
                                  (CONTINUED)

                                                  GROSS AMOUNT
             COSTS CAPITALIZED                  AT WHICH CARRIED
              SUBSEQUENT TO ACQUISITION        AT CLOSE OF PERIOD
             --------------------------        ------------------
                                                  BUILDINGS                ACCUMULATED
             CAPITALIZED                             AND                  DEPRECIATION      YEAR       YEAR
            COSTS          OTHER        LAND     IMPROVEMENTS    TOTAL    DEC. 31, 1995   ACQUIRED  CONSTRUCTED
            -----          -----        ----     ------------    -----    -------------   --------  -----------
              170               -          250          920       1,170          198         1988      1979
               28               -          286          456         742           88         1988      1979
              389               -          832        2,550       3,382          593         1988      1978
              186               -          925        2,966       3,891          661         1988      1978
              173               -          422        1,064       1,486          256         1988      1979
              540               -        1,030        3,411       4,441          667         1988      1979
              282               -        1,023        4,143       5,166          792         1988      1987
              546               -        1,034        5,602       6,636          931         1989      1987
               79               -          440          635       1,075          123         1989      1974
              201               -        1,147        2,000       3,147          330         1989      1978
              235               -          551        2,361       2,912          189         1993      1981/86
              609               -          469        2,491       2,960          214         1993      1974
              798               -        3,442        7,248      10,690          604         1993      1986/87
              295               -          603        2,709       3,312          133         1994      1975
               21               -          267        1,089       1,356           43         1994      1979/85
                1               -          121          686         807            6         1995      1985
            1,263               -        1,375        4,224       5,599          128         1994      1984
               74               -        1,243        5,714       6,957          188         1994      1984/85
               88               -          980        3,888       4,868          121         1994      1983/87
                -               -          120        1,154       1,274           30         1994      1986

            3,687               -          542        3,687       4,229        1,159         1987      1986
            2,898               -        2,208       16,966      19,174        5,833         1975/89   1974
              256               -          623       10,049      10,672          496         1994      1981

              985               -          275        2,363       2,638          913         1980      1968
            1,304               -          531        3,296       3,827        1,101         1986/93   1968
            1,313               -        1,526        4,199       5,725          924         1991      1968
              453               -          670        6,429       7,099          870         1992      1985
              165               -          471        8,263       8,734          621         1993      1985
              210               -          855        6,561       7,416          411         1994      1990
              171               -          575        5,877       6,452          271         1994      1990
              249               -          615        5,748       6,363          274         1994      1983
              244               -          276        1,128       1,404           38         1995      1968/69

               49          (2,541)(h)      558            -         558            -         1978      n/a
               34               -          230            -         230            -         1991      n/a
           ------          ------       ------      -------     -------       ------
           17,996         (2,541)       26,515      129,877     156,392       19,206
           ------         ------        ------      -------     -------       ------
           17,996         (2,978)       27,054      129,877     156,931       19,206
           ======         ======        ======      =======     =======       ======
                                                                 (a)(b)          (a)

                                                                     (continued)

(a) CHANGES IN REAL ESTATE PROPERTIES FOLLOW:


                                                                                       YEAR ENDED DECEMBER 31
                                                                                       ----------------------
                                                                               1995             1994              1993
                                                                         ---------------------------------------------
                                                                                           (IN THOUSANDS)

         Balance at beginning of year . . . . . .                        $ 158,110           107,719            86,125
         Improvements . . . . . . . . . . . . . .                            4,386             4,402             1,802
         Deed in lieu of foreclosure  . . . . . .                            1,002                 -                 -
         Investment in real estate
           properties (1) . . . . . . . . . . . .                              806            51,680            24,443
         Writedown of real estate properties  . .                             (136)             (429)                -
         Carrying amount of investments sold  . .                           (7,237)           (3,050)           (4,651)
         Writeoff of fully depreciated assets . .                                -            (2,212)                -
                                                                         ---------         ---------           -------
         Balance at end of year . . . . . . . . .                        $ 156,931           158,110           107,719
                                                                         =========          ========           =======



(1) Includes minority interest in JetPort Commerce Park, 56th Street Commerce Park, Exchange Distribution Center, JetPort 516 Commerce Park, JetPort 515 Commerce Park and Westport Commerce Center of $4,054,000 in 1995 and $3,701,000 in 1994.

Changes in the accumulated depreciation on real estate properties follow:

                                                                                       YEAR ENDED DECEMBER 31
                                                                                       ----------------------
                                                                             1995               1994              1993
                                                                             ----               ----              ----
                                                                                           (IN THOUSANDS)

         Balance at beginning of year . . . . . .                        $  15,888             13,981            11,130
         Depreciation expense . . . . . . . . . .                            5,235              4,119             2,851
         Accumulated depreciation on assets sold                            (1,917)                 -                 -
         Write-off of fully depreciated assets  .                                -             (2,212)                -
                                                                         ---------           --------           -------
         Balance at end of year . . . . . . . . .                        $  19,206             15,888            13,981
                                                                         =========           ========            ======

(b) The aggregate cost for federal income tax purposes is approximately $118,763,000. The federal income tax return for the year ended December 31, 1995 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 1995 is based on preliminary data.

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

(f) The investment is not producing income to the Trust as of December 31, 1995.

(g) Represents net proceeds from the condemnation of a portion of the land underlying the shopping center of $8,000 and writedown of $429,000.

(h) Represents a writedown of $2,496,000 and income received but deferred of $45,000.

(i)      Real estate land converted to land purchase-leasebacks.

(j) The JetPort mortgage is collateralized by JetPort Commerce Park, JetPort 516, and JetPort 515.

(k) The acquisition line of credit is collateralized by Pin Oaks Apartments, Hampton House Apartments and Grande Pointe Apartments.

                                 SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995
                                (IN THOUSANDS)


                                                           INTEREST          FINAL           PERIODIC
                                      NUMBER OF LOANS        RATE        MATURITY DATE     PAYMENT TERMS   PRIOR LIENS
                                      ---------------        ----        -------------     -------------   -----------
 First mortgage loans (c):

 MOTELS:
   Jacksonville, Florida                     1               10%             4/00           P&I monthly           -
   Nashville, Tennessee                      1                9%             5/98           P&I monthly           -
   Nashville, Tennessee                      1               10%             7/97           P&I monthly           -
   Gainesville, Florida                      1               10%             1/02         Interest monthly        -

 INDUSTRIAL:
   Tampa, Florida                            1          prime + .125%       10/01         Interest monthly        -

 APARTMENTS:
 Country Club - Alabama                      1            8.5%-9%(d)        12/99               (d)               -


 OTHER LOANS                                 3             8.5%-10%       9/99-1/08         P&I monthly           -
                                     ---------                                                            ---------
 Total first mortgage loans                  9                                                                    -
                                     =========                                                            =========



                                                                 PRINCIPAL AMOUNT
                                 FACE AMOUNT        CARRYING     OF LOANS SUBJECT TO
                                OF MORTGAGES        AMOUNT OF    DELINQUENT PRINCIPAL
                               DECEMBER 31, 1995    MORTGAGES    OR INTEREST (e)
                               -----------------    ----------   --------------------
 First mortgage loans (c):

 MOTELS:
   Jacksonville, Florida           $  820             437                 -
   Nashville, Tennessee               953             856                 -
   Nashville, Tennessee               878             678               878
   Gainesville, Florida             1,489           1,102                 -

 INDUSTRIAL:
   Tampa, Florida                     181             181                 -

 APARTMENTS:
 Country Club - Alabama             4,245           2,553(d)              -


 OTHER LOANS                          201             201                 -
                                   ------          ------             ------
 Total first mortgage loans        $8,767           6,008(a)(b)          878
                                   ======          ======             ======


Notes:

(a) Changes in mortgage loans were as follows:

                                                                                       YEAR ENDED DECEMBER 31
                                                                              ---------------------------------------
                                                                              1995               1994            1993
                                                                              ----               ----            ----
                                                                                          (IN THOUSANDS)

         Balance at beginning of year                                    $   8,817              8,383            8,588
         Loans to facilitate the sale of property, net of
           deferred gains                                                      150                  -              491
         Loan to facilitate the purchase of property                             -              1,862            1,150
         Deed in lieu of foreclosure                                        (1,009)                 -                -
         Payments                                                           (2,088)              (734)          (2,066)
         Amortization of discount on loans, net                                138                154              220
         Allocation of allowance                                                 -               (500)               -
         Writedown of mortgage notes receivable                                  -               (457)               -
         Mortgage note receivable from Eastover merger                           -                 39                -
         Restructure of mortgage note receivable                                 -                 70                -
                                                                          --------           --------         --------
         Balance at end of year                                           $  6,008              8,817            8,383
                                                                          ========           ========         ========

(b) The aggregate cost for federal income tax purposes is approximately $7,376,000. The federal income tax return for the year ended
         December 31, 1995 has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 1995 is based on preliminary data.

(c) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.

(d) Effective January 1, 1994, this note was modified. The interest rate decreased from 9% to 8.50% beginning January 1, 1994, increased to 8.75% as of January 1, 1995 and will increase to 9% as of January 1, 1996. The past due interest and land rent of $70,000 was added to the outstanding face value of the mortgage balance increasing it to $4,245,000. The maturity of the loan was extended from August 28, 1996 to December 31, 1999. Prior to this modification, the stated rate on the note was 9%. The carrying amount of this note is net of the deferred gain of $1,127,000 and interest valuation of $565,000.
         The deferred gain is recognized on the installment method.

 (e) Interest or principal in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent principal or interest.

  EXHIBIT (11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                                (In thousands)


                                                                                  YEAR ENDED DECEMBER 31
                                                                              -----------------------------
                                                                                1995         1994        1993
                                                                              --------     --------    --------

Primary
  Average shares outstanding.......................                           $ 4,226       4,114     2,460
  Net effect of dilutive stock options - Based on
    the treasury stock method using average
    market price.......................................                            14          27        39
                                                                              -------      ------   -------
  TOTAL..............................................                         $ 4,240       4,141     2,499
                                                                              =======       =====     =====
  Net income (loss)..................................                         $ 7,711       7,168     6,415
                                                                              =======       =====     =====
  Per share amount...................................                         $  1.82        1.73      2.57
                                                                              =======      ======    ======

Note: The above dilution is less than 3% or anti-dilutive, thus earnings per share are based on the average shares outstanding.

                                    PART IV

ITEM. 25  LIST OF SUBSIDIARIES

      100% Owned Subsidiaries

      EastGroup California, Inc.
      EastGroup Florida, Inc.
      EastGroup Houston, Inc.
      EastGroup Jackson, Inc.
      EastGroup Jacksonville, Inc.
      EastGroup San Antonio, Inc.
      EastGroup Sunbelt, Inc.
      EastGroup Tallahassee, Inc.
      EastGroup Tampa, Inc.
      EastGroup Virginia, Inc.
      EastGroup Alabama, Inc.
      EGP Managers, Inc.


      Partnerships, with Partners indented

      EGP Houston Partners Ltd.
        99% EastGroup Properties
        1% EastGroup Houston, Inc.
      EGP San Antonio Partners, Ltd.
        99% EastGroup Properties
        1% EastGroup San Antonio, Inc.
      EGP Texas Partners Ltd.
        99% EastGroup Properties
        1% EastGroup Texas
      GV Partners
        78% EastGroup Properties
        22% EastGroup California, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASTGROUP PROPERTIES

                                   By: /s/ David H. Hoster
                                      -----------------------------------------
                                       David H. Hoster II, President & Trustee
                                              March 19, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*  /s/ H. C. Bailey                                                   /s/ Leland R. Speed
-------------------------------------------                         ---------------------------------------------------
H. C. Bailey, Jr., Trustee                                          Leland R. Speed, Chairman of the Board
         March 19, 1996                                             (Principal Executive Officer)
                                                                             March 19, 1996

*  /s/ David Osnos                                                  * /s/ Alexander G. Anagnos
-------------------------------------------                         ---------------------------------------------------
David Osnos, Trustee                                                Alexander G. Anagnos, Trustee
         March 19, 1996                                                      March 19, 1996

*  /s/ John Palmer                                                    /s/ Diane W. Hayman
-------------------------------------------                         ---------------------------------------------------
John N. Palmer, Trustee                                             Diane W. Hayman, Controller
         March 19, 1996                                                  (Principal Accounting Officer)
                                                                             March 19, 1996

*  /s/ Harold B. Judell                                               /s/ N. Keith McKey
-------------------------------------------                         ---------------------------------------------------
Harold B. Judell, Trustee                                           N. Keith McKey, Executive Vice-President,
         March 19, 1996                                               Chief Financial Officer and Secretary
                                                                             (Principal Financial Officer)
                                                                             March 19, 1996
   /s/ N. Keith McKey
-------------------------------------------
* By N. Keith McKey, Attorney in fact
