Form 10-K/A
period 1995-12-31
EASTGROUP PROPERTIES
filed 1996-04-12
CIK 49600

                         --------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         --------------------------

                                 FORM 10-K/A

                            AMENDMENT TO FORM 10-K
                              Filed Pursuant to
                     THE SECURITIES EXCHANGE ACT OF 1934

                             EASTGROUP PROPERTIES
                          --------------------------
            (Exact name of registrant as specified in its charter)

                               AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the pages attached hereto:

        Item 10.        Directors and Executive Officers of the Registrant

        Item 11.        Executive Compensation

        Item 12. Security Ownership of Certain Beneficial Owners and Management

        Item 13.        Certain Relationships and Related Transactions

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 12, 1996                   EASTGROUP PROPERTIES

                                   By   /s/ Keith McKey
                                        ---------------------------
                                        N. Keith McKey
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Secretary


                              Page 1 of 8 Pages

Item 10.  Directors and Executive Officers of the Registrant.

BOARD OF TRUSTEES

        The following table describes the present trustees of EastGroup Properties ("EastGroup" or the "Trust").


NAME, POSITION(S) AND                             PRINCIPAL OCCUPATION AND
TENURE WITH THE TRUST    AGE                  BUSINESS FOR PAST FIVE YEARS(1)
- ----------------------   ---   --------------------------------------------------------------
Alexander G.             69    Financial Advisor with WR Family Associates.
  Anagnos.............
  Trustee since 1994
H. C. Bailey, Jr......   56    President of H. C. Bailey Company (real estate development and
  Trustee since 1980           investment); President of Bailey Mortgage Company (mortgage banking) and Chairman of the Board and Chief Executive Officer
                               and President of Security Savings & Loan Association(2) until
                               1992.
David H. Hoster II....   50    President and Trustee of EastGroup since 1993 and Executive
  Trustee and                  Vice President of EastGroup until 1993; President of LNH REIT, Inc.
  President                    ("LNH") since 1995 and Executive Vice President of LNH from 1992
  since 1993                   until 1995; Executive Vice President of Congress Street
                               Properties, Inc.  ("Congress Street") from 1988 to 1994, Eastover
                               Corporation from 1988 to 1994, EB, Inc. from 1993 to 1994, The
                               Parkway Company ("Parkway")  from 1988 to 1994, and Rockwood National
                               Corporation from 1988 to 1994.
Harold B. Judell......   81    Senior partner in the law firm of Foley & Judell LLP
  Trustee since 1981           (municipal bond attorneys).
John N. Palmer........   61    Chairman of Mobile Telecommunication Technologies Corp. since
  Trustee since 1994           1989
David M. Osnos........   64    Partner in the law firm of Arent, Fox, Kintner, Plotkin &
  Trustee since 1993           Kahn.
Leland R. Speed.......   63    Chief executive officer of EastGroup, Parkway and LNH; served
  Trustee since 1978           as Chief Executive Officer of Eastover Corporation, Congress
  and Managing Trustee         Street, and Rockwood National Corporation until 1994 and EB,
  and Chief Executive          Inc. until 1995.
  Officer since 1983


- ---------------
(1) Unless otherwise stated, each nominee has held the positions indicated for at least the past five years.

(2) Security Savings & Loan Association was seized by the Resolution Trust Company in 1992.

(3) The principal businesses of Congress Street, Eastover Corporation, EB, Inc., LNH and Parkway are described under "Item 13. Certain Relationships and Related Transactions -- Expense-Sharing Arrangements."

OTHER DIRECTORS AND TRUSTEESHIPS

     Members of the Board of Trustees serve on the Boards of Directors or the Boards of Trustees of the following publicly-held companies:

                 NAME                                     COMPANY
    ----------------------------------  -------------------------------------------------
    H.C. Bailey, Jr...................  LNH
                                        Parkway
    Harold B. Judell..................  Sizeler Property Investors, Inc.
    David M. Osnos....................  VSE Corporation
                                        Washington Real Estate Investment Trust
    John N. Palmer....................  Entergy Corporation
                                        Mobile Telecommunication Technologies Corp.
                                        Deposit Guaranty National Bank
    Leland R. Speed...................  Farm Fish, Inc.
                                        First Mississippi Corporation
                                        KLLM Transport Services, Inc.
                                        LNH
                                        Parkway


EXECUTIVE OFFICERS

     The following is a list of the Trust's executive officers:

           NAME, POSITION AND                      PRINCIPAL OCCUPATION AND BUSINESS
        TENURE WITH THE TRUST(1)          AGE        EXPERIENCE FOR PAST FIVE YEARS
- ----------------------------------------  ---   ----------------------------------------
Leland R. Speed ........................  63    See table under "-- Board of
Managing Trustee since 1983                     Trustees."

David H. Hoster II .....................  50    See table under "-- Board of
Trustee and President since 1993                Trustees."

N. Keith McKey .........................  45    Executive Vice President of EastGroup
Executive Vice President since 1993,            since 1993 and Chief Financial Officer
  Chief Financial Officer and Secretary         since 1992; Senior Vice President of LNH
  since 1992                                    since 1992; Senior Vice President of
                                                Congress Street, Eastover Corporation,
                                                EB, Inc., Parkway and Rockwood National
                                                Corporation until 1994.

- ---------------
(1) There are no family relationships between any of the trustees or executive officers of the Trust.

Item 11.  EXECUTIVE COMPENSATION

     The following table summarizes, for the fiscal years ended December 31, 1995, 1994 and 1993, the amount of the compensation paid by the Trust to its Chief Executive Officer and all other executive officers whose cash compensation during 1995 exceeded $100,000 (the "Named Officers").

                                                                                         LONG TERM
                                       ANNUAL COMPENSATION(1)(2)                    COMPENSATION AWARDS
                             ----------------------------------------------    ------------------------------
                                                                  OTHER                              LTIP
                                                                  ANNUAL                           PAYOUTS         ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     SALARY       BONUS       COMPENSATION    OPTIONS/SARS(5)       $(6)       COMPENSATION(7)
- ---------------------------  ----    --------     --------     ------------    ---------------   ------------   ---------------
Leland R. Speed............  1995    $129,863(3)  $139,014(4)       -0-                -0-              -0-         $ 7,500
  Chief Executive Officer    1994    $139,423     $ 58,715          -0-             50,000         $ 23,047         $ 5,145
                             1993    $113,367          -0-          -0-                -0-         $ 13,608         $ 6,664
David H. Hoster II.........  1995    $174,745     $140,351(4)       -0-                -0-              -0-         $ 7,500
  President                  1994    $ 89,977     $ 42,314          -0-             40,000         $ 21,203         $ 5,145
                             1993    $ 72,240     $ 12,230          -0-                -0-         $ 12,519         $ 4,991
N. Keith McKey.............  1995    $127,212     $102,256(4)       -0-                -0-              -0-         $ 7,500
  Executive Vice President,  1994    $ 63,911     $ 30,103          -0-             25,000         $ 13,828         $ 4,397
  Chief Financial Officer    1993    $ 51,900     $  3,669          -0-                -0-         $  8,165         $ 2,878
  and Secretary

- ---------------
(1) Until December 31, 1994, the executive officers of EastGroup also served as executive officers of all the Expense-Sharing Participants (as defined below). See "Item 13. Certain Relationships and Related Transactions -- Expense-Sharing Arrangements." Their salaries were paid by Congress Street and then allocated among the Expense- Sharing Participants in accordance with the allocation formula set forth in the expense-sharing agreement.

(2) For 1993 and 1994, all amounts are EastGroup's share of the particular Named Officer's compensation as allocated under the expense-sharing agreement.

(3) Mr. Speed's salary is paid one-half by EastGroup and one-half by Parkway, of which he is also Chief Executive Officer. See "Item 13. Certain Relationships and Related Transactions -- Expense-Sharing Arrangements.
    " This amount is EastGroup's share of Mr. Speed's compensation.

(4) This is the amount of incentive compensation payable to the Named Officer under the 1994 Incentive Plan. The amount was paid two-thirds in cash and one-third in shares of beneficial interest, $1.00 par value per value, of EastGroup ("Shares").

(5) These options were granted under EastGroup's 1994 Incentive Plan and become exercisable with respect to one-half the shares on the first anniversary date of grant and one-half the shares on the second anniversary date of grant.

(6) These payments were made under Incentive Compensation Units granted under EastGroup's 1989 Incentive Plan (the "1989 Plan"). The amount for 1994 includes a payment made in December 1994 in consideration of the officer agreeing to cancel the remaining term of the Incentive Compensation Units, which payment was made in EastGroup Shares. An Incentive Compensation Unit was a right to receive an amount equal to the dividend paid on a specified number of EastGroup Shares during a five year period beginning on the date of the grant of the unit. The amount that was payable with respect to an Incentive Compensation Unit was credited to an account for the holder of such unit. The grantee of the Incentive Compensation Unit was entitled to a cash payment of 20% of the amount in the account on the first anniversary date of its grant, 40% on the second anniversary date, 60% on the third anniversary date, 80% on the fourth anniversary date and 100% on the fifth anniversary date.

(7) For 1995, this is EastGroup's discretionary contribution to its 401(k) Plan for the Named Officer's benefit and for 1993 and 1994 this amount is EastGroup's share of Congress Street's discretionary contribution to a 401(K) plan for the respective Named Officer's benefit.

     Option Grants. No options were granted to the Named Officers during the year ended December 31, 1995.

     Option Exercises and Year End Values. No options were exercised by the Named Officers during 1995. The following table shows the year end value of unexercised in-the-money options held by the Named Officers. Year end values are based upon the closing price of EastGroup Shares on the NYSE on December 29, 1995 ($21.375).

             AGGREGATED OPTIONS/SAR EXERCISES WITH LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                     NAME
- ----------------------------------------------     NUMBER OF UNEXERCISED                 VALUE OF
                                                   OPTIONS AT FY-END (#)         UNEXERCISED IN-THE-MONEY
                                                ----------------------------       OPTIONS AT FY-END($)
                                                EXERCISABLE/UNEXERCISABLE(1)     ------------------------
                                                                                 EXERCISABLE/UNEXERCISABLE
Leland R. Speed...............................          25,000/25,000                $59,375/$59,375
  Chief Executive Officer
David H. Hoster II............................          20,000/20,000                $47,500/$47,500
  President
N. Keith McKey................................          12,500/12,500             $29,687.50/$29,687.50
  Executive Vice President, Chief Financial
  Officer and Secretary

- ---------------
(1) These options, both exercisable and unexercisable, represent options granted to the Named Officer on September 22, 1994 under the 1994 Incentive Plan.

     Trustees' Fees. Under EastGroup's standard compensation arrangements with trustees (except Mr. Speed and Mr. Hoster, who are salaried officers), trustees are paid a monthly stipend of $500, plus $1,000 and reimbursement of actual expenses for attendance at each meeting of the Board of Trustees and $750 and reimbursement of expenses for each meeting of a committee established by the Board of Trustees. Only one fee is paid in the event more than one meeting is held on a single day.

     Trustees Stock Option Plan. At the 1991 annual meeting, the shareholders of EastGroup approved the Trustees Plan. The Trustees Plan authorizes the issuance of options for up to 100,000 EastGroup Shares to trustees of EastGroup who are not, and have not been for at least one year prior to the date of determination, employees of EastGroup ("Non-Employee Trustees"). Under the Trustees Plan, each Non-Employee Trustee of EastGroup on March 15, 1991 was automatically granted an option to purchase 5,000 EastGroup Shares. Each person who first becomes a Non-Employee Trustee after March 15, 1991 will automatically be granted an option to purchase 5,000 EastGroup Shares on the date the person becomes a Non-Employee Trustee, if such EastGroup Shares are available. Each Non-Employee Trustee will also be granted an option to purchase 1,500 additional EastGroup Shares on the date of any annual meeting at which such Non-Employee Trustee is reelected to the Board of Trustees. The option exercise price is the closing price of an EastGroup Share if EastGroup Shares are listed on an exchange or the average between the bid and the asked price for the date if the EastGroup Shares are traded over-the-counter (or, if no EastGroup Shares were publicly traded on that date, the next preceding date that such EastGroup Shares were so traded). Such options are exercisable in full on the date of grant and expire ten years after the date of grant, or, if earlier, six months after the termination of the optionee's service as a Non-Employee Trustee, unless such service is terminated by reason of death, in which case the optionee's legal representative shall have one year in which to exercise the option.

     No options were exercised by trustees under the Trustees Plan during 1995. On June 1, 1995, Messrs. Palmer, Bailey, Judell, Anagnos and Osnos were each granted options to purchase 1,500 EastGroup Shares at an exercise price of $19.00 per EastGroup Share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information available to EastGroup with respect to EastGroup Shares owned by each trustee, each executive officer, all trustees and executive officers as a group, and each person who is the beneficial owner, as determined by the rules of the SEC, of more than 5% of the outstanding EastGroup Shares.

                                                                           NO. OF
                                                                         EASTGROUP       PERCENTAGE
                                                                           SHARES            OF
                                                                        BENEFICIALLY     EASTGROUP
      TRUSTEES, EXECUTIVE OFFICERS AND MORE THAN 5% SHAREHOLDERS           OWNED           SHARES
- ----------------------------------------------------------------------  ------------     ----------
Alexander G. Anagnos..................................................       6,700(1)       *   %
H.C. Bailey, Jr.......................................................      26,663(2)       *
Harold B. Judell......................................................      12,460(2)       *
John N. Palmer........................................................       7,500(1)       *
David M. Osnos........................................................      11,000(2)       *
Leland R. Speed.......................................................     116,762(3)     2.73
David H. Hoster II....................................................      49,292(4)     1.16
N. Keith McKey........................................................      23,890(5)     0.56
All trustees and executive officers as a group........................     254,267(6)     5.86
Copley Properties, Inc. ("Copley")(7).................................     213,438        5.03

- ---------------
 *  Less than 0.5%

(1) Includes 6,500 EastGroup Shares the indicated person has the right to acquire under the EastGroup Properties 1991 Trustees Stock Option Plan, as amended (the "Trustees Plan").

(2) Includes 8,000 EastGroup Shares the indicated person has the right to acquire under the Trustees Plan.

(3) Includes 25,000 EastGroup Shares that Mr. Speed has the right to acquire pursuant to exercisable options granted under EastGroup's 1994 Incentive Plan, and does not include 79,994 EastGroup Shares beneficially owned by Mr. Speed's spouse and children in which he disclaims beneficial ownership.

(4) Includes 18,000 EastGroup Shares that Mr. Hoster has the right to acquire pursuant to exercisable options granted under EastGroup's 1994 Incentive Plan and 3,120 EastGroup Shares beneficially owned by Mr. Hoster's wife and daughters, as to which he disclaims beneficial ownership.

(5) Includes 12,500 EastGroup Shares that Mr. McKey has the right to acquire pursuant to exercisable options granted under EastGroup's 1994 Incentive Plan and includes 1,035 EastGroup Shares beneficially owned by Mr. McKey's children, as to which he disclaims beneficial ownership.

(6) Includes 30,500 EastGroup Shares that trustees of EastGroup have the right to acquire under the Trustees Plan and 57,000 EastGroup Shares that officers of EastGroup have the right to acquire pursuant to exercisable options granted under EastGroup's 1994 Incentive Plan.

(7) Copley is deemed to beneficially own these Shares pursuant to a Proxy Agreement entered into with certain officers of EastGroup and members of their immediate families. The Proxy Agreement gives Copley irrevocable proxies to vote all the Shares held by them in favor of the merger of Copley and EastGroup and the related merger agreement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Expense-Sharing Arrangements. Until December 31, 1994, EastGroup had an expense-sharing agreement with Congress Street, Parkway, and Eastover Corporation ("Eastover") pursuant to which the participants shared administrative offices at the same location in Jackson, Mississippi and common officers and other personnel, subject to the authority of the board of each member company to elect or appoint and remove its officers in accordance with its certificate of incorporation, declaration of trust or other charter documents and applicable law. EB, Inc. ("EB") had a separate administrative agreement with Congress Street which allowed EB to participate in the expense-sharing arrangement on the same basis as the companies which were parties to the expense-sharing agreement. LNH had a separate administration agreement with Congress Street (and later EastGroup) which terminated effective March 31, 1995. See "-- Administration Agreement." Under this arrangement, the participants shared the cost of the common officers and other employees and of shared facilities and activities. These common costs were initially paid by Congress Street, which served as the administrator of the arrangement, and the other participants paid Congress Street an annual fee (on a monthly basis) of one-half of one percent of their assets which were publicly-traded securities, and Congress Street was paid a fixed annual fee in equal monthly installments by LNH. After these fees and any profits of Eastover Realty Corporation, a real estate company that was a subsidiary of Congress Street, were subtracted from total common costs, the remaining common costs were allocated on a monthly basis among EastGroup, Parkway, Congress Street, Eastover and EB (collectively, the "Expense-Sharing Participants") in proportion to their assets other than publicly-traded securities, based on their balance sheets as contained in their most recent SEC filings. Certain costs which the common officers believed to be particularly attributable to each member company were not shared. These non-allocable costs included but were not limited to directors' and trustees' fees, legal, audit and stock transfer expenses, stationery and items of similar nature. Since the allocation formula was not based upon actual costs incurred by each member company, the allocation may have, from time to time, resulted in a greater or lesser charge to each member company than would have resulted if actual costs to each member company were allocated.

     In connection with the business combinations involving the Expense-Sharing Participants (i.e., Congress Street merged with a wholly-owned subsidiary of Parkway on November 29, 1994, Eastover combined with EastGroup on December 22, 1994 and EB combined with Parkway on April 27, 1995), the above described expense-sharing arrangements terminated on December 31, 1994, except that EastGroup had the responsibility for managing LNH under the prior administration agreement between LNH and Congress Street. See "-- Administration Agreement." Since that date, Parkway and EastGroup each have their own respective officers and employees, who do not serve as officers or employees of the other company, except for Leland R. Speed, who continues to serve as the Chief Executive Officer of both companies, and a small number of clerical and support staff employees. The officers of EastGroup also continue to serve as officers of LNH; in addition, the President of Parkway -- Steven G. Rogers -- continues to serve as an officer of LNH. David H. Hoster II and N. Keith McKey, who formerly served as officers of all the Expense-Sharing Participants, now serve as officers of EastGroup and LNH and not Parkway. EastGroup, LNH and Parkway continue to share the same leased office space at One Jackson Place in Jackson, Mississippi and share the services of Mr. Speed and certain clerical and support staff employees and expenses related thereto are shared among Parkway and EastGroup (except for certain costs which can be attributed to either company based on its actual use of the services involved). LNH's costs are paid as provided in the Management Agreement (described below).

     Administration Agreement. Effective April 22, 1992, LNH REIT Managers entered into an administration agreement (the "Administration Agreement"), with Congress Street. Under the Administration Agreement, Congress Street (and later EastGroup) administered the day-to-day business of LNH in return for a $125,000 annual fee, payable by LNH's manager. In connection with the termination of the expense-sharing arrangements described above, EastGroup assumed Congress Street's duties under the Administration Agreement. The Administration Agreement was terminated effective March 31, 1995.

     Cost Sharing Arrangement with Parkway. EastGroup and Parkway continue to share the same office space at One Jackson Place in Jackson, Mississippi. EastGroup and Parkway share the rent with respect to their shared office space based upon the number of employees each has in such office space divided by the total number of employees of both companies using the office space. In addition, EastGroup and Parkway share the services of Mr. Speed and a limited number of clerical and support staff employees and expenses related thereto are shared equally between EastGroup and Parkway. Parkway and EastGroup also share the expenses of certain office supplies and equipment, and EastGroup reimburses Parkway for the services of certain employees of Parkway who perform services for EastGroup on an as requested basis. During the year ended December 31, 1995, EastGroup paid Parkway $387,000 under this cost-sharing arrangement.

     Management Agreement with LNH. LNH has no salaried employees; its officers are elected by the Board of Directors solely to facilitate the execution of commitments and other obligations on behalf of LNH. Except for certain benefits received pursuant to the Incentive Compensation Plan effective October 1, 1993, none of the officers of LNH receives any remuneration from LNH in his or her capacity as an officer of LNH. EGP Managers provides all executive and administrative personnel, office space and general services required by LNH.

     Management services for LNH are rendered by EGP Managers under a Management Agreement. Until April 3, 1995, the manager, pursuant to the Management Agreement, was LNH REIT Managers, a Mississippi general partnership in which Walker Managers, L.P. ("Walker") and EGP Managers were equal partners. In connection with EastGroup's purchase of 383,775 LNH Shares for $7.50 in cash per LNH Share from affiliates of Walker, EGP Managers purchased Walker's one-half interest in LNH REIT Managers, and EGP Managers replaced LNH REIT Managers as manager under the Management Agreement. EGP Managers is entitled to receive a basic annual fee (the "Basic Fee"), payable in monthly installments, equal to the sum of 1.25% of the first $100,000,000 or portion thereof of LNH's Invested Assets (as defined in the Management Agreement), 1.125% of the second $100,000,000 or portion thereof, 1.00% of the third $100,000,000 or portion thereof, 0.875% of the fourth $100,000,000 or portion thereof and 0.75% of the portion (if any) of Invested Assets exceeding $400,000,000.

     EGP Managers may also receive incentive compensation equal to the excess, if any, of (x) the Average Annual Incentive Fee (as defined below) for the period from May 26, 1981 (the date on which LNH received the net proceeds of the public offering of LNH Shares), to the end of any fiscal year, multiplied by the number of 12-month fiscal years and fractions thereof in such period, over (y) the aggregate amount of incentive fee, if any, earned by the manager in prior years. The "Average Annual Incentive Fee" at the end of any fiscal year will be equal to the sum of:

          (i) 10% of the amount by which the Average Annual Net Profit (as defined in the Management Agreement) from May 26, 1981, to such time exceeds 12% of the Average Net Worth (as defined in the Management Agreement) for such period; and

          (ii) 5% of the amount by which the Average Annual Net Profit from May 26, 1981, to such time exceeds 17% of the Average Net Worth for such period; and

          (iii) 5% of the amount by which the Average Annual Net Profit from May 26, 1981, to such time exceeds 22% of the Average Net Worth for such period.

     During the year ended December 31, 1995, LNH paid Management Fees of $294,000. EGP Managers did not receive incentive compensation in the fiscal year ended December 31, 1995, and is not expected to receive incentive compensation in the current fiscal year. Effective July 1, 1994, EGP Managers agreed to amend the Management Agreement to provide that the Management Fee paid by LNH will not exceed $29,167 per month. The Management Agreement will be terminated upon the effective date of the EastGroup-LNH Merger.