Form 10-Q
period 1996-03-31
EASTGROUP PROPERTIES
filed 1996-05-15
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC   20549
         -----------------------------------------------
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
       ---------------------------------------------------

For Quarter Ended March 31,1996
                  --------------
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

4,245,083 shares of beneficial interest ($1.00 par value) were outstanding at May 14, 1996.


                      EASTGROUP PROPERTIES

                            FORM 10-Q

                        TABLE OF CONTENTS
              FOR THE QUARTER ENDED MARCH 31, 1996
- -----------------------------------------------------------------


                                                          Pages

                 Part I.  Financial Information

Item 1.     Consolidated financial statements

     Consolidated balance sheets, March 31, 1996             3
        and December 31, 1995

     Consolidated statements of income for the
        three months ended March 31, 1996 and 1995           4

     Consolidated statements of cash flow for the
        three months ended March 31, 1996 and 1995           5

     Consolidated statements of changes in
        shareholders' equity for the three months            6
        ended March 31, 1996 and 1995

     Notes to consolidated financial statements              7

Item 2.     Management's discussion and analysis of
            financial condition and results of operations    9



CONSOLIDATED BALANCE SHEETS
(In thousands, except per
 share data)

                                      March 31,     December 31,
                                        1996            1995
                                    ------------    ------------
                                             (Unaudited)
Assets
Real estate properties
  Industrial                        $     72,161    $     71,870
  Office Buildings                        34,261          34,076
  Apartments                              46,601          49,658
                                    ------------    ------------
                                         153,023         155,604
  Less accumulated depreciation          (19,385)        (19,206)
                                    ------------    ------------
                                         133,638         136,398
Mortgage loans                             6,047           6,008
Land and land purchase-leasebacks          1,327           1,327
Investment in real estate
  investment trusts                       11,906          10,787
Cash and cash equivalents                    144              26
Other assets                               4,344           3,409
                                    ------------    ------------
                                    $    157,406    $    157,955
                                    ============    ============

Liabilities and Shareholders' Equity
Liabilities
Mortgage notes payable              $     63,747    $     67,203
Notes payable to banks                     6,040           4,359
Accounts payable and accrued expenses      1,308           2,096
Minority interests in joint ventures         907             909
Other liabilities                            559             488
                                    ------------    ------------
                                          72,561          75,055
                                    ------------    ------------
Shareholders' Equity
Shares of beneficial interest, par
  value $1.00 per share; authorized
  10,000,000 shares; issued 4,245,083
  shares in 1996 and 4,231,656 in 1995     4,245           4,232
Additional paid-in-capital                68,586          68,344
Undistributed earnings                    10,191           9,657
Unrealized gain on securities              1,823             667
                                    ------------    ------------
                                          84,845          82,900
                                    ------------    ------------
                                    $    157,406    $    157,955
                                    ============    ============


   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)


                                        Three Months Ended
                                             March 31,
                                    --------------------------
                                           1996           1995
                                    -----------     ----------
Revenues
Income from real estate operations  $     6,853     $    6,895
Land rents                                   52             80
Equity in earnings of real estate
  investment trust                           40              9
Interest:
  Mortgage loans                            246            276
Other                                       221             23
                                    -----------     ----------
                                          7,412          7,283
                                    -----------     ----------
Expenses
Operating expenses from
  real estate operations                  2,741          2,750
Interest expense                          1,527          1,507
Depreciation and amortization             1,424          1,337
Minority interests in joint ventures         32             73
General and administrative expenses         512            526
                                    -----------     ----------
                                          6,236          6,193
                                    -----------     ----------
Income before gain on investments         1,176          1,090
                                    -----------     ----------
Gain on investments
  Real estate                             1,353            412
                                    -----------     ----------
     Net Income                     $     2,529     $    1,502
                                    ===========     ==========
Net Income per share of
  beneficial interest               $       .60     $      .36
                                    ===========     ==========
Weighted average shares outstanding       4,235          4,222
                                    ===========     ==========






   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                           Three Months Ended
                                                 March 31,
                                      --------------------------
                                             1996           1995
                                      -----------     ----------
Operating Activities
 Net income                           $     2,529    $     1,502
 Adjustments to reconcile
  net income to net cash provided
  by operating activities:
   Depreciation and amortization            1,424          1,337
   Gain on investments, net                (1,353)          (412)
   Other                                        -            (26)
 Changes in operating assets
  and liabilities:
    Accrued income and other assets           (73)           604
    Accrued payable, accrued expenses
      and prepaid rent                       (631)           120
                                      -----------     ----------
Net cash provided by
  operating activities                      1,896          3,125
                                      -----------     ----------
Investing Activities
  Payments on mortgage loans receivable         -             26
  Sale of real estate investments           4,146            862
  Purchases of real estate improvements    (1,249)          (515)
  Return of capital dividends                   -             87
  Change in other assets and
    other liabilities                      (1,033)          (553)
                                      -----------     ----------
Net cash provided by (used in)
  investing activities                      1,864            (93)
                                      -----------     ----------
Financing Activities
  Proceeds from bank borrowings             5,119          4,592
  Principal payments on bank borrowings    (3,438)        (5,511)
  Principal payments on mortgage notes
    payable and improvement bonds          (3,456)          (229)
  Distributions paid to shareholders       (1,995)        (1,900)
  Proceeds from issuance of stock             128              -
                                      -----------     ----------
Net cash used in financing activities      (3,642)        (3,048)
                                      -----------     ----------
Increase (Decrease) in cash and
  cash equivalents                            118            (16)
Cash and cash equivalents at
  beginning of period                          26            301
                                      -----------     ----------
Cash and cash equivalent at
  end of period                       $       144     $      285
                                      ===========     ==========
Supplemental Cash Flow Information:
  Cash paid for interest                    1,434          1,467


   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except for per share data)

                                           Three Months Ended
                                                 March 31,
                                      ---------------------------
                                            1996           1995
                                      -----------     ----------
Shares of beneficial interest,
$1.00 par value
  Balance at beginning                $     4,232     $    4,222
  Issuance of shares                           13              -
                                      -----------     ----------
Balance at end of period                    4,245          4,222
                                      -----------     ----------

Additional paid-in-capital
  Balance at beginning                     68,344         68,210
  Issuance of shares                          242              -
                                      -----------     ----------
  Balance at end of period                 68,586         68,210
                                      -----------     ----------
Undistributed earnings
  Balance at beginning of period            9,657          9,723
  Net income                                2,529          1,502
  Cash dividends declared:
    $.47 per share in 1996, and
    $.45 per share in 1995                 (1,995)        (1,900)
                                      -----------     ----------
  Balance at end of period                 10,191          9,325
                                      -----------     ----------
Unrealized gain on securities
  Balance at beginning of period              667             21
  Change in unrealized gain                 1,156              -
                                      -----------     ----------
  Balance at end of period                  1,823             21
                                      -----------     ----------
Total shareholders' equity            $    84,845     $   81,778
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

(2) Reclassifications

      Certain reclassifications have been made in the fiscal 1995
financial   statements   to   conform   to   the   fiscal    1996
classifications.

(3)   Subsequent Events

     On February 13, 1996, the Trust and Copley Properties, Inc., both of which are real estate investment trusts, jointly announced that they entered into an Agreement and Plan of Merger under which Copley will be merged into EastGroup. In the merger, each share of Copley's common stock will be converted into EastGroup shares of beneficial interest with a value of $15.60. The value of East Group shares for purposes of calculating the ratio at which Copley shares will be converted into EastGroup shares in the merger will be the average of the closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to the effective date of the merger (the "EastGroup Stock Price"); however, the EastGroup Stock Price will be deemed to equal $20.25 if the average price of EastGroup shares calculated above is less than or equal to $20.25, and $23.00 if the average price of EastGroup shares is greater than or equal to $23.00. Copley has the right, waivable by it, to terminate the merger agreement without liability if the average closing price of East Group shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to (I) the date on which the Securities and Exchange Commission declares EastGroup's Registration Statement with respect to the merger effective or (ii) the date on which Copley's stockholders' meeting with respect to the merger is held is equal to or less than $18.25. The merger is subject to several conditions including approval by the shareholders of both Copley and EastGroup and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission. The shareholders of the Trust and Copley will vote on the merger at meetings to be held on June 19, 1996. EastGroup presently owns 14.76% of Copley's outstanding shares.

      On May 14, 1996, the Trust and LNH REIT, Inc. ("LNH") jointly announced that LNH's shareholders approved the previously announced merger of LNH with and into EastGroup-LNH Corporation, a wholly-owned subsidiary of EastGroup, and that the merger was consummated immediately after the LNH shareholder meeting. Under the terms of the merger, each LNH share was converted into the right to receive 0.3671 EastGroup shares. EastGroup will issue approximately 618,000 of its shares as a result of the merger.




                      EASTGROUP PROPERTIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

(Comments are for the balance sheet dated March 31, 1996, compared to December 31, 1995.)

     Real estate properties decreased $2,581,000 during the first quarter of 1996, primarily as a result of the sale of the Garden Villa Apartments on January 31, 1996 with a basis of $3,830,000. This decrease was offset by capital improvements of $1,249,000 on existing Trust properties. Accumulated depreciation increased $179,000 during the first quarter of 1996 due to depreciation expense of $1,293,000, offset by the sale of the Garden Villa Apartments with accumulated depreciation of $1,114,000.

     Mortgage loans receivable increased $39,000 during the first quarter of 1996. This increase in mortgage loans receivable was the result of amortization of loan discounts of $34,000 and the advance on mortgage loans of $39,000 offset by principal payments of $34,000.

      Investments in real estate investment trusts increased from $10,787,000 at December 31, 1995 to $11,906,000 at March 31,
1996. During the first quarter of 1996, the Trust recognized $40,000 of equity in earnings of LNH, offset by $77,000 of LNH dividends received. The Trust also recognized an unrealized gain of $1,156,000 recorded on the Trust's available-for-sale securities (Copley) in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Mortgage notes payable decreased $3,456,000 during the first quarter of 1996, as a result of regularly scheduled principal repayments of $324,000 and the repayment of the $3,132,000 first mortgage on the Garden Villa Apartments sold January 31, 1996.

     Notes payable to banks increased from $4,359,000 at December 31, 1995 to $6,040,000 at March 31, 1996. As of March 31, 1996,
the acquisition line had a balance of $2,100,000 and the working capital line had a balance of $3,940,000. The working capital line matured April 30, 1996 and was renewed with an interest rate of LIBOR plus 2%, monthly interest and a maturity date of May 30, 1996. The bank has verbally agreed to increase the working capital line to $20,000,000 and to change the interest rates on the working capital line and the acquisition line to LIBOR plus 1.85%.

     Unrealized gain (loss) on securities increased $1,156,000 as a result of unrealized gain recorded on the Trust's investment in Copley in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

     Undistributed earnings increased from $9,657,000 at December
31,  1995  to $10,191,000 at March 31, 1996, as a result  of  net income for financial reporting purposes of $2,529,000 exceeding dividends of $1,995,000.


RESULTS OF OPERATIONS

(Comments are for the three months ended March 31, 1996, compared to the three months ended March 31, 1995.)

      Net income for the three months ended March 31,1996 was $2,529,000 ($.60 per share), compared to net income for the three months ended March 31, 1995 of $1,502,000 ($.36 per share). Income before gains on investments was $1,176,000 and $1,090,000 for the three months ended March 31, 1996 and 1995. Gains on investments were $1,353,000 and $412,000 for the three months ended March 31, 1996 and 1995.

      Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) decreased by $33,000 or .8% for the three months ended March 31,1996 compared to the three months ended March 31, 1995

      Property net operating income (loss) and percentage leased by property type were as follows:

                              PNOI             Percentage Leased
                            March 31                March 31
                       ------------------      ------------------
                         1996       1995         1996       1995
                       -------    -------      -------    -------
                         (In thousands)

Industrial             $ 2,072    $ 1,815          98%        97%
Office Buildings           766        900          95%        92%
Apartments               1,281      1,438          94%        97%
Other                       (7)        (8)          -          -
                       -------    -------
Total PNOI             $ 4,112    $ 4,145
                       =======    =======

      PNOI from industrial properties increased $257,000 for the three months ended March 31, 1996, compared to March 31, 1995. Industrial properties held throughout the three months ended March 31, 1996 and 1995, showed an increase in PNOI of 11.6% for 1996 compared to 1995. Also contributing to the increase in PNOI from industrial properties was the acquisition of Jetport 515 Commerce Park ("JetPort 515") in September 1995, and the development of a 36,400 square foot distribution building at the Phillips Distribution Center ("Phillips") completed in August 1995. In addition, the increase in PNOI from industrial properties was due to improved operations at Rampart Distribution Center ("Rampart"), Venture Distribution Center ("Venture"), Lake Pointe Business Park ("LakePointe") and Westport Commerce Center ("WestPort"). PNOI from the Trust's office buildings decreased $134,000 as a result of the sale of the Cascade VII office building in September 1995 and lower operating income from the Trust's office building portfolio due to lower occupancy. PNOI from the Trust's apartment properties decreased $157,000 for 1996 compared to 1995. This decrease is attributable primarily to the sale of the SunChase Apartments in October 1995 and the Garden Villa Apartments in January 1996, offset by the acceptance of a deed in lieu of foreclosure on the EastGate Apartments in April 1995. Apartment properties held throughout the three months ended  March  31,  1996  and  1995, increased  $12,000  for  1996 compared to 1995.

      Land rents decreased $28,000 primarily as a result of the sale of the Iroquois land purchase-leaseback investments and the deed in lieu of foreclosure on the EastGate Apartments land purchase-leaseback investment.

      Equity in earnings from LNH of $40,000 was recorded during the three months ended March 31, 1996, compared to $9,000 in 1995.

      Interest income on mortgage loans decreased $30,000 for the
three  months  ended  March  31,  1996  compared  to  1995.   The
following is a breakdown of interest income for the three months ended March 31, 1996 compared to 1995.

                                   March 31
                              ----------------
                                1996      1995
                              ------     -----
                               (In thousands)
     Interest income from:
       25% joint venture      $    4        69
        mortgage loans
       Motel mortgage loans      108        69
       Wrap mortgage loan          -        15
       Other mortgage loans      134       123
                              ------     -----
                              $  246       276
                              ======     =====

Interest income from the 25% joint venture mortgage loans decreased as a result of repayments of these notes. Interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the wrap mortgage loan decreased as a result of the foreclosure in April 1995 of the EastGate mortgage.

  Interest expense increased $20,000 from March 31, 1996 compared to March 31, 1995. Average bank borrowings were $3,970,000 and $27,339,000 for the three months ended March 31, 1996 and 1995. Bank interest rates at March 31, 1996 and March 31, 1995 were 7.0309% (LIBOR plus 2%) and 9.0% (Prime and Prime plus 1/8%). Interest expense on real estate properties increased as a result of the following new mortgages:

 Date of                             Interest  Maturity Amount of
  Loan          Property               Rate      Date    Mortgage
- --------  ----------------------------  ------   ------ -----------
 6-27-95  Exchange Distribution Center 8.375%   8-1-05 $ 2,500,000
 7-27-95  WestPort Commerce Center     8.000%   8-1-05   3,350,000
 8-01-95  LaVista Crossing Apartments  8.688%   9-1-05   5,950,000
 9-12-95  JetPort Commerce Park        8.125%  10-1-05   4,000,000
 9-29-95  LakePointe Business Park     8.125%  10-1-05  11,000,000
12-15-95  Plantations Apartments       7.625%  12-1-05   5,300,000
                                                       -----------
                                                       $32,100,000
                                                       ===========

These  increases  were offset by the repayment  of  the  Exchange
Drive Warehouse mortgage payable of $565,000 and the JetPort mortgage payable of $636,000 in September 1995. The Trust repaid the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995.

       General and administrative expenses decreased $14,000 for the three months ended March 31, 1996 compared to 1995.

      In January 1996, the Trust sold the Garden Villa Apartments in Seattle, Washington for net cash of $4,148,000 and the assumption of debt of $3,132,000, and for financial reporting purposes, the Trust recognized a gain of $1,353,000 on the sale. In February 1995, the Trust sold its Winchester Ranch land purchase-leaseback investment for $862,000. For financial reporting purposes, the Trust recognized a gain of $412,000 on the sale.

      The real estate investment trust industry has recommended supplemental disclosures concerning capital expenditures, leasing costs, financing costs and straight-line rents. The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the three months ended March 31, 1996 and 1995 by category are as follows:

                                        March 31
                                   ----------------
                                     1996      1995
                                   -----      -----
                                    ( In thousands)

         Upgrades on acquisitions $    76       224
         Major Renovation             671        16
         Tenant improvements:
           New tenants                282       171
           Renewal tenants             88        23
         Other                        132        81
                                    -----     -----
                                    1,249       515
                                    =====     =====

      For the three months ended March 31, 1996 and 1995, the Trust capitalized $200,000 and $206,000 of leasing costs, which included $106,000 and $204,000 related to new tenants and $94,000 and $2,000 related to renewal tenants, and $11,000 and $39,000 of financing costs and included these amounts in other assets. For the three months ended March 31, 1996 and 1995, the Trust amortized $131,000 and $74,000 related to capitalized leasing costs and included these amounts in depreciation and amortization expense, and $83,000 and $56,000 related to financing costs and included these amounts in interest expense. Leasing costs are amortized over the life of the lease and financing costs are amortized over the life of the loan.

      Rental income included straight-line rent of $0 and $22,000
for  the  three  months  ended March 31,  1996  and  1995.   This
resulted from income recorded on the straight line method as compared to when cash was actually received.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1,896,000 for the three months ended March 31, 1996. The Trust distributed $1,995,000 in dividends. Other sources of cash were collections on mortgage loan receivables, sale of real estate investments and bank borrowings. Primary uses of cash were for capital improvements at the various properties, bank debt payments and mortgage note payments. Total debt at March 31, 1996 is as follows:

                                                 March 31
                                           ------------------
                                             1996       1995
                                           -------     ------
                                           ( In thousands)

     Mortgage notes payable - fixed rate   $ 63,747    37,052
     Mortgage notes payable - floating rate       -     2,277
     Bank notes payable - floating rate       6,040    27,752
                                           --------    ------
     Total debt                            $ 69,787    67,081
                                           ========    ======

      At March 31, 1996, the LIBOR rate plus 2% was 7.0309%. There is also a .25% fee on the unused amount of the $7 million credit line and the acquisition credit line. The Trust owes $3,940,000 on the credit line and $2,100,000 on the acquisition line as of March 31, 1996. On April 30, 1996, the Trust renewed the working capital line as discussed previously. The Trust also has a $15,000,000 acquisition line, which bears interest at the LIBOR rate plus 2% and matures on April 30, 1997. The bank has agreed verbally to increase the working capital line to $20,000,000 and change interest rates on the working capital line and the acquisition line to LIBOR plus 1.85%.

      Budgeted capital expenditures for the year ending  December
31, 1996 are as follows:

                                             (In thousands)
                                              -------------
         Upgrades on acquisitions             $         112
         New development costs                        1,526
         Tenant Improvements:
           New Tenants                                  864
           Renewal Tenants                              254
         Other                                          978
                                              -------------
                                              $       3,734
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

     On February 13, 1996, the Trust and Copley Properties, Inc., both of which are real estate investment trusts, jointly announced that they entered into an Agreement and Plan of Merger under which Copley will be merged into EastGroup. In the merger, each share of Copley's common stock will be converted into EastGroup shares of beneficial interest with a value of $15.60. The value of East Group shares for purposes of calculating the ratio at which Copley shares will be converted into EastGroup shares in the merger will be the average of the closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to the effective date of the merger (the "EastGroup Stock Price"); however, the EastGroup Stock Price will be deemed to equal $20.25 if the average price of EastGroup shares calculated above is less than or equal to $20.25, and $23.00 if the average price of EastGroup shares is greater than or equal to $23.00. Copley has the right, waivable by it, to terminate the merger agreement without liability if the average closing price of East Group shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to (I) the date on which the Securities and Exchange Commission declares EastGroup's Registration Statement with respect to the merger effective or (ii) the date on which Copley's stockholders' meeting with respect to the merger is held is equal to or less than $18.25. The merger is subject to several conditions including approval by the shareholders of both Copley and EastGroup and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission. EastGroup presently owns 14.76% of Copley's outstanding shares. The shareholders of the Trust and Copley will vote on the merger at meetings to be held on June 19, 1996.

      On May 14, 1996, the Trust and LNH REIT, Inc. ("LNH") jointly announced that LNH's shareholders approved the previously announced merger of LNH with and into EastGroup-LNH Corporation, a wholly-owned subsidiary of EastGroup, and that the merger was consummated immediately after the LNH shareholder meeting. Under the terms of the merger, each LNH share was converted into the right to receive 0.3671 EastGroup shares. EastGroup will issue approximately 618,000 of its shares as a result of the merger.



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


DATED:  May 15, 1996                 EASTGROUP PROPERTIES


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