Form 10-Q
period 1996-06-30
EASTGROUP PROPERTIES
filed 1996-08-14
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC   20549
         -----------------------------------------------
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
       ---------------------------------------------------

For Quarter Ended: June 30, 1996
                   --------------
Commission File Number:  1 - 7094
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

7,022,923 shares of beneficial interest ($1.00 par value) were outstanding at August 1, 1996.

                      EASTGROUP PROPERTIES

                            FORM 10-Q

                        TABLE OF CONTENTS
               FOR THE QUARTER ENDED JUNE 30, 1996
- -----------------------------------------------------------------


                                                          Pages

Part I.   Financial Information

Item 1.   Consolidated financial statements

          Consolidated balance sheets, June 30, 1996
          and December 31, 1995                              3

          Consolidated statements of income for the
          three months and six months ended
          June 30, 1996 and 1995                             4

          Consolidated statements of cash flow for the
          six months ended June 30, 1996 and 1995            5

          Consolidated statements of changes in
          shareholders' equity for the six months
          ended June 30, 1996 and 1995                       7

          Notes to consolidated financial statements         8

Item 2.   Management's discussion and analysis of
          financial condition and results of operations      9


Part II. Other Information

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  21

Item 6.   Exhibits and Reports on Form 8-K                  22


Signatures

Authorized signatures

CONSOLIDATED BALANCE SHEETS
(In thousands, except per
 share data)

                                      June 30,      December 31,
                                        1996            1995
                                    ------------    ------------
                                     (Unaudited)
Assets
Real estate properties
  Industrial                        $    177,720          76,099
  Office Buildings                        49,897          29,847
  Apartments                              47,740          49,658
  Other                                    3,396               -
                                    ------------    ------------
                                         278,753         155,604
  Less accumulated depreciation          (20,859)        (19,206)
                                    ------------    ------------
                                         257,894         136,398
Investment in joint venture                4,331               -
Mortgage loans                            12,464           6,008
Land and land purchase-leasebacks          1,725           1,327
Investment in real estate
  investment trusts                          852          10,787
Cash and cash equivalents                  1,307              26
Other assets                               8,684           3,409
                                    ------------    ------------
                                    $    287,257         157,955
                                    ============    ============

Liabilities and Shareholders' Equity

Liabilities
Mortgage notes payable              $    102,396          67,203
Notes payable to banks                    28,273           4,359
Accounts payable and accrued expenses      4,917           2,096
Minority interests in joint ventures       7,063             909
Other liabilities                            545             488
                                    ------------    ------------
                                         143,194          75,055
                                    ------------    ------------
Shareholders' Equity

Shares of beneficial interest, par
  value $1.00 per share; authorized
  20,000,000 shares; issued 7,022,923
  shares in 1996 and 4,231,656 in 1995     7,023           4,232
Additional paid-in-capital               127,102          68,344
Undistributed earnings                     9,938           9,657
Unrealized gain on securities                  -             667
                                    ------------    ------------
                                         144,063          82,900
                                    ------------    ------------
                                    $    287,257         157,955
                                    ============    ============


   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                Three Months       Six Months
                                   Ended             Ended
                                  June 30,          June 30,
                              ----------------  ----------------

                                  1996    1995     1996    1995
                               ------- -------  -------  ------
Revenues
Income from real estate
  operations                  $ 7,514    7,233   14,367  14,128
Land rents                          32      57       84     137
Equity in earnings of real
  estate investment trust            3     144       43     153
Interest:
  Mortgage loans                   312     269      558     545
  Other interest                    12       -       12       -
Other                              238      77      459     100
                               ------- -------  -------  ------
                                 8,111   7,780   15,523  15,063
                               ------- -------  -------  ------
Expenses
Operating expenses from
  real estate operations         2,925   2,943    5,666   5,693
Interest expense                 1,658   1,612    3,185   3,119
Depreciation and
  amortization                   1,578   1,382    3,002   2,719
Minority interests
  in joint ventures                 50      72       82     145
General and
  administrative expense           522     560    1,034   1,086
                               ------- -------  -------  ------
                                 6,733   6,569   12,969  12,762
                               ------- -------  -------  ------
Income before gain
  on investments                 1,378   1,211    2,554   2,301
                               ------- -------  -------  ------
Gain on investments
  Real estate                      643   1,039    1,996   1,451
  Real estate investment
    trust securities                13       -       13       -
                               ------- -------  -------  ------
                                   656   1,039    2,009   1,451
                               ------- -------  -------  ------

Net Income                     $ 2,034   2,250    4,563   3,752
                               ======= =======  =======  ======
Net Income per share of
  beneficial interest          $   .42     .53     1.01     .89
                               ======= =======  =======  ======

Weighted average shares
  outstanding                    4,825   4,225    4,530   4,223
                               ======= =======  =======  ======

   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)

                                            Six Months Ended
                                                June 30,
                                           ------------------
                                               1996      1995
                                            -------   -------
Operating Activities
  Net Income                                  4,563     3,752
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization             3,002     2,719
    Gain on investments, net                 (2,009)   (1,451)
    Real estate investments trust:
      Equity in earnings                        (43)     (153)
      Dividends received from operations         77        58
    Other                                       (62)      (59)
    Joint venture operations                    (59)        -
    Changes in operating assets
      and liabilities:
      Accrued income and other assets           (65)       561
      Accrued payable, accrued expenses
      and prepaid rent                         (548)       (16)
                                             -------   -------
Net cash provided by operating activities      4,856     5,411
                                             -------   -------
Investing Activities
  Payments on mortgage loans receivable           38       616
  Sale of real estate investments              4,912     2,357
  Sale of real estate investment
    trust shares                                 211         -
  Purchase of real estate investment
    trusts shares                                  -    (5,062)
  Purchases of real estate improvements       (3,547)   (2,080)
  Return of capital dividends                      -        87
  Change in other assets and
    other liabilities                           (240)     (857)
                                             -------   -------
Net cash provided by (used in) investing
  activities                                   1,374    (4,939)
                                             -------   -------
Financing Activities
  Proceeds from mortgage notes payables            -     2,500
  Proceeds from bank borrowings               33,194    13,586
  Principal payments on bank borrowings       (9,280)  (12,576)
  Principal payments on mortgage notes
    payable                                  (24,679)     (455)
  Distributions paid to shareholders          (4,282)   (3,802)
  Proceeds on exercise of stock options          108       160
  Proceeds on dividend reinvestment plan           9         -
  Purchases of shares of beneficial
    interest                                       -       (96)
  Proceeds from merger of LNH, net               903         -
  Proceeds from merger of Copley, net           (922)        -
                                             -------   -------
Net cash used in financing activities         (4,949)     (683)
                                             -------   -------
Increase (decrease) in cash
  and cash equivalents                         1,281      (211)
Cash and cash equivalents at
  beginning of period                             26       301
                                             -------   -------
Cash and cash equivalent
  at end of period                             1,307        90
                                             =======   =======
Supplemental Cash Flow Information:
  Cash paid for interest                       2,968     3,011


   See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except for per share data)



                                          Six Months Ended
                                              June 30,
                                        ------------------
                                            1996      1995
                                        --------   -------
Shares of beneficial interest,
$1.00 par value
  Balance at beginning                    4,232     4,222
  Exercise of stock options                   7         5
  Issuance of shares in payment
    of incentive compensation                 6         -
  Issuance of shares in LNH merger          618         -
  Issuance of shares in Copley merger     2,159         -
  Issuance of shares in dividend
    reinvestment plan                         1         -
                                        -------   -------
  Balance at end of period                7,023     4,227
                                        -------   -------
Additional paid-in-capital
  Balance at beginning                   68,344    68,210
  Exercise of stock options                 101        59
  Issuance of shares in payment
    of incentive compensation               122         -
  Issuance of shares in LNH merger       13,022         -
  Issuance of shares in Copley merger    45,504         -
  Issuance of shares in dividend
    reinvestment plan                         9         -
                                        -------   -------
  Balance at end of period              127,102    68,269
                                        -------   -------
Undistributed earnings
  Balance at beginning of period         9,657      9,723
  Net income                             4,563      3,752
  Cash dividends declared:
   $.94 per share in 1996, and
   $.90 per share in 1995                (4,282)   (3,802)
                                        -------   -------
  Balance at end of period                9,938     9,673
                                        -------   -------
Unrealized gain on securities
  Balance at beginning of period            667        21
  Change in unrealized gain                (667)       84
                                        -------   -------
  Balance at end of period                    -       105
                                        -------   -------
Total shareholders' equity              144,063    82,274
                                        =======   =======


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

(3)   Subsequent Events

      On July 26, 1996, the Trust sold 32.76 acres of land in Pompano Beach, Florida, acquired in the Copley Properties, Inc.
("Copley") merger, for a net sales price of $3,504,000.

      On August 9, 1996, the Trust purchased the Walnut Business Center, a two building industrial complex (234,070 square feet) located in Fullerton, California, for a total investment of
$8,141,000($34.78  per  square  foot).        This  purchase  was
funded with the bank lines of credit.

      The Trust has a contract for the purchase of a two building industrial complex (259,352 square feet) located in Tulsa, Oklahoma for a total investment of $5,695,000 ($21.96 per square foot). This purchase is scheduled to close September 16, 1996, and will be funded with the bank lines of credit.

      The  Trust  anticipates closing a $19,000,000  non-recourse
mortgage  with an interest rate of 7.99%, in August 1996.   These
proceeds will be used to repay bank lines of credit.

(4)   Marketable Equity Securities

     On January 1, 1995, the Trust adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and classified its investment in cost securities as securities available-for-sale. Accordingly, as of June 30, 1996, investment in cost securities are carried at fair value.

EASTGROUP PROPERTIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
(Comments are for the balance sheet dated June 30, 1996, compared to December 31, 1995.)

      Assets of EastGroup Properties ("EastGroup" or the "Trust") were $287,257,000 at June 30, 1996, an increase of $129,302,000 from December 31, 1995. Liabilities increased $68,139,000 to $143,194,000 during the same periods. Book value per share increased from $19.61 at December 31, 1995 to $20.51 at June 30, 1996.

      On May 14, 1996, the merger of LNH REIT, Inc. ("LNH") with EGP-LNH Corporation, a wholly-owned subsidiary of the Trust, was completed. Under the terms of the merger, each LNH share was converted into the right to receive 0.3671 EastGroup shares. The Trust issued approximately 618,244 shares as a result of the merger. The following balance sheet items were recorded on May 14, 1996 (in thousands):

     ASSETS
       Real estate properties                    $  6,243
       Investment in joint venture                  4,298
       Mortgage loans                               5,614
       Land                                           521
       Investment in real estate investment
         trust                                      1,050
       Cash                                         1,200
       Accounts receivable and other assets           425
                                                 --------
         Total                                   $ 19,351
                                                 ========

     LIABILITIES
       Minority interest payable                 $    783
       Accounts payable and other liabilities         713
                                                  -------
         Total                                      1,496
                                                  -------

     SHAREHOLDERS' EQUITY
       Shares issued, 618,244 shares               17,855
                                                  -------

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                      $ 19,351
                                                 ========

      On June 19, 1996, Copley was merged into the Trust. Under the terms of the merger, each Copley share was converted into the right to receive .70668 EastGroup shares. EastGroup issued approximately 2,159,155 of its shares as a result of the merger. The following balance sheet items were recorded on June 19, 1996 (in thousands):

     ASSETS
       Real estate properties               $ 117,189
       Mortgage loans                             880
       Cash                                     1,933
       Accounts receivable and other assets     4,737
                                            ---------
         Total                              $ 124,739
                                            =========

     LIABILITIES
       Mortgage notes payable               $  59,872
       Minority interest payable                5,663
       Accounts payable and other liabilities   2,493
                                            ---------
         Total                                 68,028
                                            ---------

     SHAREHOLDERS' EQUITY
       Shares issued, 2,159,155 shares         56,711
                                            ---------

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $ 124,739
                                            =========

      Real estate properties increased $123,149,000 during the first six months of 1996, primarily due to an increase of
$6,243,000 from real estate acquired in the LNH merger and an increase of $117,189,000 from real estate acquired in the Copley merger. Also, capital improvements of $3,547,000 on Trust properties contributed to the increase in real estate properties. These increases were partially offset by the sale of the Garden Villa Apartments on January 31, 1996 with a basis of $3,830,000. Accumulated depreciation increased $1,653,000 during the first six months of 1996 due to depreciation expense of $2,767,000, partially offset by the sale of the Garden Villa Apartments with accumulated depreciation of $1,114,000.

      The increase in investment in joint venture is due to the joint venture acquired in the LNH merger of $4,298,000. The Trust accounts for its 50% investment in the joint venture using the equity method, under which the cost of the investment is adjusted by the Trust's share of the joint venture's results of operations.

      Mortgage loans receivable increased $6,456,000 during the first six months of 1996. The Trust acquired four loans in the LNH merger which were recorded at $5,614,000, and two loans in the Copley merger which were recorded at $880,000. At the date of the mergers, the loans had a principal balance of $7,983,000. The difference between the net realizable value of the loans and the principal balances will be amortized over the life of the loans based on principal payments received. Mortgage loans decreased $153,000 due to principal payments received and increased $76,000 due to the amortization of loan discounts and $39,000 due to the advance on mortgage loans.

      Investments in real estate investment trusts decreased from $10,787,000 at December 31, 1995 to $852,000 at June 30, 1996.
This  decrease  was  primarily due  to  the  elimination  of  the investment  in  LNH  of $4,209,000, and the  elimination  of  the investment in Copley of $8,925,000, as a result of the mergers discussed previously. The Trust incurred $292,000 in merger costs for LNH and $2,732,000 in merger costs for Copley. Also, the Trust's investment in real estate investment trusts increased $1,050,000 as a result of the Liberte' stock received in the LNH merger. The Trust sold 56,700 shares of this stock for $212,000 and recognized a gain of $13,000 for financial reporting purposes. Prior to the May 14, 1996 merger of LNH, the Trust recognized $43,000 of equity in earnings of LNH and $88,000 of unrealized gains, offset by $77,000 of LNH dividends received. Prior to the June 19, 1996 merger of Copley, the Trust recognized unrealized gains of $1,322,000 recorded on the Trust's available-for-sale securities (Copley) in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The balance of unrealized gains on Copley of $1,940,000 and $138,000 of unrealized gains on LNH was offset against unrealized gains in shareholders' equity.

      Land and land purchase-leaseback investments increased $398,000 during the six months ended June 30, 1996. This increase is due to land of $521,000 acquired in the LNH merger. This increase was offset by the sale of the Bellevue land purchase-leaseback investment ("Bellevue"), the sale of the Taco Bell land purchase-leaseback investment ("Taco Bell") and the sale of the Southwyck parcel of land acquired in the LNH merger. In April 1996, the Trust sold Bellevue in Bellevue, Nebraska for $472,000 and recognized a gain of $472,000. The Trust wrote off this investment in 1994, as a result of the loss of the property's largest tenant. In May 1996, the Trust sold Taco Bell in Madisonville, Kentucky for $143,000 and recognized a gain of $131,000. Also, the Trust sold the Southwyck parcel of land in Houston, Texas for $151,000 and recognized a gain of $40,000.

      Mortgage notes payable increased $35,193,000 during the first six months of 1996, including increases of $59,872,000 due to the merger with Copley. These increases were offset by regularly scheduled principal repayments of $818,000, the repayment of the $3,132,000 first mortgage on the Garden Villa Apartments sold January 31, 1996 and the repayment of $20,729,000 of Copley mortgages.

     Notes payable to banks increased from $4,359,000 at December 31, 1995 to $28,273,000 at June 30, 1996. The increase was due primarily to borrowings of $20,750,000 to pay off $16,700,000 of Copley debt with interest rates of 9.875% and $2,300,000 with an interest rate of LIBOR plus 3.25%, and repay $1,750,000 with an interest rate of 9.37%. As of June 30, 1996, the acquisition line had a balance of $10,854,000 and the working capital line had a balance of $17,419,000. The working capital line matured April 30, 1996 and was renewed with an interest rate of LIBOR plus 2%, monthly interest and a maturity date of May 30, 1996. The bank has increased the working capital line to $20,000,000 and changed the interest rates on both the working capital line and the acquisition line to LIBOR plus 1.85%. Also, the working capital line and the acquisition line mature April 30, 1997 and April 30, 1999, respectively.

      Accounts payable and accrued expenses increased $2,821,000 during the six months ended June 30, 1996, compared to December 31, 1995. Of this amount, $713,000 was recorded in the LNH merger and $2,493,000 was recorded in the Copley merger. Also, accounts payable and other liabilities decreased $385,000 as a result of normal business operations.

      Minority  interests in joint ventures increased  $6,154,000 during  the  six months ended June 30, 1996 compared to  December
31,  1995.   Of  this amount, $783,000 was recorded  in  the  LNH
merger and $5,663,000 was recorded in the Copley merger.

      Shares of beneficial interest increased as a result of 618,244 shares issued in the LNH merger, 2,159,155 shares issued in the Copley merger, 7,000 stock options exercised, 6,427 shares issued in payment of incentive compensation and 441 shares issued in the Trust's new dividend reinvestment plan.

     Unrealized gain (loss) on securities decreased $667,000 as a result of the LNH and Copley mergers.

     Undistributed earnings increased from $9,657,000 at December
31,  1995  to  $9,938,000 at June 30, 1996, as a  result  of  net income for financial reporting purposes of $4,563,000 exceeding dividends of $4,282,000.

RESULTS OF OPERATIONS

(Comments are for the three months and six months ended June 30, 1996, compared to the three months and six months ended June 30, 1995.)

      Net income for the three months and six months ended June 30, 1996 was $2,034,000 ($.42 per share) and $4,563,000 ($1.01 per share), compared to net income for the three months and six months ended June 30, 1995 of $2,250,000 ($.53 per share) and $3,752,000 ($.89 per share). Income before gain on investments was $1,378,000 and $2,554,000 for the three months and six months ended June 30, 1996, compared to $1,211,000 at $2,301,000 for the three months and six months ended June 30, 1995. Gain on investments was $656,000 and $2,009,000 for the three months and six months ended June 30, 1996, compared to $1,039,000 and $1,451,000 for the three months and six months ended June 30, 1995.

       These  results  of  operations  include  the  results   of
operations for LNH from May 14, 1996 through June 30, 1996, and the results of operations for Copley from June 19, 1996 through June 30, 1996.

      Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $299,000 or 7.0% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. For the six months ended June 30, 1996, PNOI increased by $266,000 or 3.2% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

      Property net operating income (loss) and percentage leased by property type were as follows:

                          PNOI               PNOI         Percent
                  Three Months Ended    Six Months Ended   Leased
                  ------------------    ----------------  -------
                      1996     1995        1996     1995    1996
                    ------   ------       -----    -----  -------
                                (In thousands)
Industrial         2,505     1,971      4,639     3,873      96%
Office Buildings     884       829      1,588     1,642      96%
Apartments         1,157     1,498      2,438     2,936      95%
Other                 43        (8)        36       (16)
                   -----     -----      ------    -----
Total PNOI         4,589     4,290      8,701     8,435
                   =====     =====      ======    =====

      PNOI from industrial properties increased $534,000 and $766,000 for the three months and six months ended June 30, 1996, compared to June 30, 1995. Industrial properties held throughout the three months and six months ended June 30, 1996 and 1995, showed an increase in PNOI of 6.7% for the three months ended June 30, 1996 and 8.7% for the six months ended June 30, 1996. PNOI from industrial properties increased $375,000 as a result of the industrial properties received in the mergers with LNH and Copley discussed previously. Also contributing to this increase in PNOI from industrial properties was the acquisition of Jetport 515 Commerce Park in September 1995, and the development of a 36,400 square foot distribution building at the Phillips Distribution Center completed in August 1995. In addition, the increase in PNOI from industrial properties was due to improved operations at Rampart Distribution Center, Venture Distribution Center, Lake Pointe Business Park, Deerwood Distribution Center, JetPort Commerce Park and Northwest Distribution Center.

     PNOI from the Trust's office buildings increased $55,000 and decreased $54,000 for the three months and six months ended June 30, 1996 compared to the same period in 1995. The increase for the three months ended June 30, 1996 is due primarily to the PNOI from the office buildings received in the merger with Copley discussed previously, and a slight improvement in operations from office properties held throughout the three months ended June 30, 1996 compared to June 30, 1995. These increases were offset by the sale of the Cascade VII office building in September 1995. The decrease in PNOI from office buildings for the six months ended June 30, 1996, compared to June 30, 1995 is due primarily to the sale of the Cascade VII office building in September 1995, lower operating income from the office building portfolio, offset by the PNOI from the office buildings received in the merger with Copley discussed previously. Office properties held throughout the three months and six months ended June 30, 1996 and 1995, showed an increase in PNOI of 3.5% for the three months ended June 30, 1996 and a 2.8% decrease in PNOI for the six months ended June 30, 1996.

       PNOI from the Trust's apartment properties decreased $341,000 and $498,000 for the three months and six months ended June 30, 1996 compared to the same period in 1995. This decrease is primarily attributable to the sale of the SunChase Apartments in October 1995 and the Garden Villa Apartments in January 1996, offset by the acceptance of a deed in lieu of foreclosure on the EastGate Apartments in April 1995. Apartment properties held throughout the three months and six months ended June 30, 1996 and 1995, showed an increase in PNOI of 8.6% and a decrease of 3.6%, respectively.

      Land rents decreased $25,000 and $53,000 for the three months and six months ended June 30, 1996 compared to June 30, 1995, primarily as a result of the sale of the Iroquois and Bellevue land purchase-leaseback investments and the acceptance of a deed in lieu of foreclosure on the EastGate Apartments land purchase-leaseback investment.

      Equity in earnings from LNH of $3,000 and $43,000 was recorded during the quarter and six months ended June 30, 1996, compared to $144,000 and $153,000 for the same period of 1995. The LNH merger on May 14, 1996 accounts for the decrease in equity in earnings of real estate investment trust.


      Interest income on mortgage loans increased $43,000 and $13,000 for the three months and six months ended June 30, 1996 compared to 1995. The following is a breakdown of interest income for the three months and six months ended June 30, 1996 compared to 1995:

                            Three Months          Six Months
                               Ended                Ended
                              June 30,             June 30,
                         ----------------    ----------------
                            1996    1995       1996     1995
                         -------  -------    -------  -------
                                    (In thousands)
Interest income from:
25% joint venture
  mortgage loans              3       54           7      123
Motel mortgage loans         95       80         203      149
Wrap mortgage loans           -       12           -       27
Other mortgage loans        214      123         348      246
                          -----   ------       -----    -----
                            312      269         558      545
                          =====   ======       =====    =====

Interest income from the 25% joint venture mortgage loans decreased as a result of repayments of these notes. Interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the wrap mortgage loans decreased as a result of the foreclosure in April 1995 of the EastGate mortgage. Interest income from other mortgage loans increased as a result of interest income on loans received in the mergers with LNH and Copley discussed previously.

     Interest expense increased $46,000 and $66,000 for the three months and six months ended June 30, 1996 compared to June 30, 1995. Average bank borrowings were $6,907,000 and $5,439,000 for the three months and six months ended June 30, 1996, compared to $31,506,000 and $29,434,000 for the same periods in 1995. Bank interest rates at June 30, 1996 and June 30, 1995 were 7.33% (LIBOR plus 1.85%) and 9.125% (Prime plus 1/8%). Interest expense on real estate properties increased as a result of the following new mortgages and mortgages assumed in the Copley merger:

New Mortgages

 Date of                             Interest  Maturity Amount of
  Loan          Property               Rate      Date    Mortgage
- --------  ----------------------------  ------   ------ -----------
                                                            (In
                                                        thousands)
 6-27-95  Exchange Distribution Center 8.375%   8-1-05    $ 2,500
 7-27-95  WestPort Commerce Center     8.000%   8-1-05      3,350
 8-01-95  LaVista Crossing Apartments  8.688%   9-1-05      5,950
 9-12-95  JetPort Commerce Park        8.125%  10-1-05      4,000
 9-29-95  LakePointe Business Park     8.125%  10-1-05     11,000
12-15-95  Plantations Apartments       7.625%  12-1-05      5,300
                                                          --------
                                                          $32,100
                                                          ========

Mortgages Assumed in Copley merger:

Date of
Assumption                           Interest  Maturity Amount of
of Loan         Property               Rate      Date    Mortgage
- --------  ----------------------------  ------   ------ -----------
                                                           (In
                                                        thousands)
 6-19-96  University Business Center   9.060%  4-01-00    $ 9,261
 6-19-96  University Business Center   9.370%  1-01-97      8,250
 6-19-96  Wiegman Associates           8.750% 10-01-97        973
 6-19-96  Columbia Place               8.875% 12-31-09     10,157
 6-19-96  Dominguez Properties         9.000%  1-01-97      5,175
 6-19-96  Metro Business Park          9.250%  3-01-97      3,411
 6-19-96  Metro Business Park          8.000%  4-01-98      1,757
                                                          --------
                                                          $38,984
                                                          ========

These  increases  were offset by the repayment  of  the  Exchange
Drive Warehouse mortgage payable of $565,000 and the JetPort mortgage payable of $636,000 in September 1995. Also, the Trust repaid the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995.

          Gains on investments resulted from the following sales:

June 30, 1996
- -------------
                                         Discounted
Date                                     Net Sales   Recognized
Sold                             Basis     Price     Gain (Loss)
- -----                            -----  -----------  -----------
                                      (In thousands)
        Real Estate properties:
1-96       Garden Villa
            Apartments         $ 2,715       4,068        1,353

        Land Purchase-leasebacks:
4-96       Bellevue                  -         472          472
5-96       Taco Bell                12         143          131

        Land:
6-96       Southwyck parcel        111         151           40

        Securities:
Various    Liberte' stock          198         211           13
                                ------       -----        -----
                                 3,036       5,045        2,009
                                ======       =====        =====

June 30, 1995
- -------------
                                         Discounted
Date                                     Net Sales   Recognized
Sold                             Basis     Price     Gain (Loss)
- -----                            -----  -----------  ----------
                                      (In thousands)
        Land Purchase-leasebacks:
2-95       Winchester Ranch      $ 450         862          412
6-95       Iroquois                320       1,495        1,175

        Real Estate properties:
6-95       Cascade Office
            Building - writedown   136           -        (136)
                                 -----       -----        -----
                                 $ 906       2,357        1,451
                                 =====       =====        =====

The gain on the sale of the Liberte' stock and the Southwyck parcel are gains on investments received in the LNH merger on May
14, 1996.

      The real estate investment trust industry has recommended supplemental disclosures concerning capital expenditures, leasing costs, financing costs and straight-line rents. The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the six months ended June 30, 1996 and 1995 by category are as follows:

                                              June 30
                                        -------------------
                                           1996       1995
                                        --------   --------
                                            ( In thousands)

     Upgrades on acquisitions           $    90        444
     Major Renovation/New Development     1,668        813
     Tenant improvements:
      New tenants                           739        554
      Renewal tenants                       308         89
     Other                                  312        180
                                        -------    -------
                                        $ 3,117      2,080
                                        =======    =======

     For the three months and six months ended June 30, 1996, the Trust capitalized $167,000 and $367,000 of leasing costs, which included $113,000 and $220,000 related to new tenants and $53,000 and $147,000 related to renewal tenants, and $88,000 and $99,000 of financing costs and included these amounts in other assets. For the three months and six months ended June 30, 1996, the Trust amortized $104,000 and $235,000 related to capitalized leasing costs and included these amounts in depreciation and amortization expense, and $89,000 and $172,000 related to financing costs and included these amounts in interest expense. Leasing costs are amortized over the life of the lease and financing costs are amortized over the life of the loan.

      Rental income included straight-line rent of $0 and $21,000 for the three months ended June 30, 1996 and 1995, and $0 and $43,000 for the six months ended June 30, 1996 and 1995. This resulted from income recorded on the straight line method as compared to when cash was actually received.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4,856,000 for the six months ended June 30,1996. The Trust distributed $4,282,000 in dividends. Other sources of cash were collections on mortgage loan receivables, sale of real estate investments and bank borrowings. Primary uses of cash were for capital improvements at the various properties, bank debt payments and mortgage note payments. Total debt at June 30, 1996 is as follows:
                                                 June 30,
                                          -------------------
                                               1996      1995
                                          ---------   -------


   Mortgage notes payable - fixed rate    $ 102,396    39,334
   Mortgage notes payable - floating rate         -     2,270
   Bank notes payable - floating rate        28,273    29,681
                                          ---------  --------
     Total debt                           $ 130,669    71,285
                                          =========  ========

     At June 30, 1996, the LIBOR rate plus 1.85% was 7.33%. There is also a .25% fee on the unused amount of the $20 million credit line and the $15 million acquisition credit line. As of June 30, 1996, the acquisition line had a balance of $10,854,000 and the working capital line had a balance of $17,419,000. The working capital line matured April 30, 1996 and was renewed with an interest rate of LIBOR plus 2%, monthly interest and a maturity date of May 30, 1996. The bank has increased the working capital line to $20,000,000 and changed the interest rates on both the working capital line and the acquisition line to LIBOR plus
1.85%. Also, the working capital line and the acquisition line mature April 30, 1997 and April 30, 1999, respectively.


      Budgeted capital expenditures for the year ending  December
31, 1996 are as follows:
                                             (In thousands)
                                              -------------
         Upgrades on acquisitions             $         93
         New development costs                       6,045
         Tenant Improvements:
           New Tenants                               1,647
           Renewal Tenants                             743
         Other                                         940
                                             -------------
                                             $       9,468
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

      On May 14, 1996, LNH was merged with and into EastGroup-LNH Corporation, a wholly-owned subsidiary of EastGroup. Under the terms of the merger, each LNH share was converted into the right to receive 0.3671 EastGroup shares. EastGroup issued approximately 618,000 of its shares as a result of the merger.

      On June 19, 1996, Copley Properties, Inc. was merged into the Trust. Under the terms of the merger, each Copley share was converted into the right to receive .70668 EastGroup shares.
EastGroup issued approximately 2,159,155 of its shares as a result of the merger.


EASTGROUP PROPERTIES

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

           On June 19, 1996, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, Alexander
       G.  Anagnos, H.C. Bailey, Jr., David H. Hoster, II, Harold
       B. Judell, David M. Osnos, John N. Palmer and Leland R. Speed were elected directors of the Registrant, each to serve until the 1997 Annual Meeting. The following is a summary of the voting for directors:

                                     Vote         Vote
       Nominee                       For          Withheld
       ---------------------         ---------    --------
       Alexander G. Anagnos          3,920,480      24,532
       H.C. Bailey, Jr.              3,921,580      23,432
       David H. Hoster II            3,922,630      22,382
       Harold B. Judell              3,919,730      25,282
       David M. Osnos                3,922,280      22,732
       John N. Palmer                3,921,980      23,032
       Leland R. Speed               3,922,630      22,382

      The following items were also approved at the June 19, 1996
Annual Meeting as follows:

                                                          NON
                               FOR    AGAINST ABSTAIN     VOTE
                           ---------  ------- -------   --------
 (1)Approval of the Agreement
    and Plan of Merger
    between EastGroup
    Properties and Copley
    Properties, Inc.       2,887,458   24,180  30,154  1,003,220

(2)Approval of the amendment
    EastGroup Properties
    1994 Management
    Incentive Plan         2,770,573  118,408  66,495    989,536

(3)Approval of the amendment
    to EastGroup Properties
    Restated Declaration of
    Trust, as amended, to
    increase the number of
    beneficial interest
    authorized             3,846,994   53,002  45,016        n/a


Item 6.  Exhibits and reports on Form 8-K

        (a) Exhibit 27 - Financial Data Schedule attached hereto.

        (b) Reports on Form 8-K
            (1) Filed May 24, 1996
                Reporting the May 14,1996 merger of LNH with EastGroup-LNH Corporation, a wholly owned subsidiary of the Trust, and the issuance of approximately 618,244 shares as a result of the merger.

            (2) Filed July 2, 1996
                Reporting the June 19, 1996 merger of Copley with the Trust, and the issuance of approximately
                2,159,155 shares as a result of the merger.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 14, 1996


EASTGROUP PROPERTIES


BY:  /s/ Diane W. Hayman
- ------------------------
Diane W. Hayman, CPA
Controller


/s/ N. Keith McKey
- ----------------------
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer
and Secretary