Form 10-Q/A
period 1996-06-30
EASTGROUP PROPERTIES
filed 1996-08-23
CIK 49600

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

                         AMENDMENT NO. 1

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended June 30, 1996 as set forth in the pages attached hereto:

       Item 1.   Notes to consolidated financial statements

       Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 23, 1996             EASTGROUP PROPERTIES

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


                                                           Pages

Part I.   Financial Information

Item 1.   Consolidated financial statements

          Notes to consolidated financial statements         3

Item 2.   Management's discussion and analysis of
          financial condition and results of operations      4


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

(3)   Subsequent Events

      On July 26, 1996, the Trust sold 32.76 acres of land in Pompano Beach, Florida, acquired in the Copley Properties, Inc.
("Copley") merger, for a net sales price of $3,272,000.

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

      On May 14, 1996, the merger of LNH REIT, Inc. ("LNH") with EGP-LNH Corporation, a wholly-owned subsidiary of the Trust, was completed. Under the terms of the merger, each LNH share was converted into the right to receive 0.3671 EastGroup shares. The Trust issued approximately 618,244 shares as a result of the merger. The increase in net assets resulting from the merger was as follows (in thousands):

       Real estate properties                    $  6,243
       Investment in joint venture                  4,298
       Mortgage loans                               5,614
       Land                                           521
       Investment in real estate investment
         trust                                      1,050
       Cash                                         1,200
       Accounts receivable and other assets           425
       Minority interest payable                     (783)
       Accounts payable and other liabilities        (713)
                                                 --------
                                                 $ 17,855
                                                 ========

The Trust's purchase price of the net assets acquired consisted of the following (in thousands):

      Shares of beneficial
        interest (618,244 shares)                $ 13,640
      Cash in lieu of fractional
        shares (246 shares)                             5
      Merger expenses                                 292
      Investment in LNH                             3,918
                                                 --------
                                                 $ 17,855
                                                 ========

The Trust accounted for the acquisition using the purchase method of accounting. For financial reporting purposes, the assets of the company acquired are assigned new costs basis amounts based on the allocation of the purchase price of the assets to the Trust. In general, the purchase price to the Trust consists of the new shares issued at the market price of the Trust's shares on the date of the merger and the previous investment the Trust has in LNH. The shares of LNH owned by the Trust are retired at the merger date.

      On June 19, 1996, Copley was merged into the Trust. Under the terms of the merger, each Copley share was converted into the right to receive .70668 EastGroup shares. EastGroup issued approximately 2,159,155 of its shares as a result of the merger. The increase in net assets resulting from the merger was as follows (in thousands):

       Real estate properties                    $ 117,189
       Mortgage loans                                  880
       Cash                                          1,933
       Accounts receivable and other assets          4,737
       Mortgage notes payable                      (59,872)
       Minority interest payable                    (5,663)
       Accounts payable and other liabilities       (2,493)
                                                 ---------
                                                 $  56,711
                                                 =========

The Trust's purchase price of the net assets acquired consisted of (in thousands):

      Shares of beneficial
        interest (2,159,155 shares)              $ 47,664
      Merger expenses                               2,854
      Investment in Copley                          6,193
                                                 --------
                                                 $ 56,711
                                                 ========

The Trust accounted for the acquisition using the purchase method of accounting. For financial reporting purposes, the assets of the company acquired are assigned new costs basis amounts based on the allocation of the purchase price of the assets to the Trust. In general, the purchase price to the Trust consists of the new shares issued at the market price of the Trust's shares on the date of the merger and the previous investment the Trust has in Copley. The shares of Copley owned by the Trust are retired at the merger date.

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

      Investments in real estate investment trusts decreased from $10,787,000 at December 31, 1995 to $852,000 at June 30, 1996.
This  decrease  was  primarily due  to  the  elimination  of  the investment  in  LNH  of $3,918,000, and the  elimination  of  the investment in Copley of $6,193,000, as a result of the mergers discussed previously. The Trust incurred $292,000 in merger costs for LNH and $2,732,000 in merger costs for Copley which were also eliminated as a result of the mergers. Also, the Trust's investment in real estate investment trusts increased $1,050,000 as a result of the Liberte' stock received in the LNH merger. The Trust sold 56,700 shares of this stock for $212,000 and recognized a gain of $13,000 for financial reporting purposes. Prior to the May 14, 1996 merger of LNH, the Trust recognized $69,000 of equity in earnings of LNH and $88,000 of unrealized gains, offset by $77,000 of LNH dividends received. Prior to the June 19, 1996 merger of Copley, the Trust recognized unrealized gains of $1,322,000 recorded on the Trust's available-for-sale securities (Copley) in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The balance of unrealized gains on Copley of $1,940,000 and $138,000 of unrealized gains on LNH was offset against unrealized gains in shareholders' equity.

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

      Property net operating income (loss) and percentage leased by property type were as follows:

                          PNOI               PNOI         Percent
                  Three Months Ended    Six Months Ended   Leased
                   ---------------      ----------------  -------
                      1996     1995        1996     1995    1996
                    ------   ------       -----    -----  -------
                                (In thousands)
Industrial         2,505     1,971      4,639     3,873      96%
Office Buildings     884       829      1,588     1,642      96%
Apartments         1,157     1,498      2,438     2,936      95%
Other                 43        (8)        36       (16)
                   -----     -----      ------    -----
Total PNOI         4,589     4,290      8,701     8,435
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

New Mortgages

 Date of                             Interest  Maturity Amount of
  Loan          Property               Rate      Date    Mortgage
- --------  ----------------------------  ------   ------ ----------
                                                            (In
                                                        thousands)
 6-27-95  Exchange Distribution Center 8.375%   8-1-05    $ 2,500
 7-27-95  WestPort Commerce Center     8.000%   8-1-05      3,350
 8-01-95  LaVista Crossing Apartments  8.688%   9-1-05      5,950
 9-12-95  JetPort Commerce Park        8.125%  10-1-05      4,000
 9-29-95  LakePointe Business Park     8.125%  10-1-05     11,000
12-15-95  Plantations Apartments       7.625%  12-1-05      5,300
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

     Gains on investments resulted from the following sales:

June 30, 1996
- -------------
                                         Discounted
Date                                     Net Sales   Recognized
Sold                             Basis     Price     Gain (Loss)
- -----                            -----  -----------  ----------
                                      (In thousands)
        Real Estate properties:
1-96       Garden Villa
            Apartments         $ 2,715       4,068        1,353

        Land Purchase-leasebacks:
4-96       Bellevue                  -         472          472
5-96       Taco Bell                12         143          131

        Land:
6-96       Southwyck parcel        111         151           40

        Securities:
Various    Liberte' stock          198         211           13
                                ------       -----        -----
                                 3,036       5,045        2,009
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
                                                 June 30,
                                          --------------------
                                               1996       1995
                                          ---------   --------


   Mortgage notes payable - fixed rate    $ 102,396    39,334
   Mortgage notes payable - floating rate         -     2,270
   Bank notes payable - floating rate        28,273    29,681
                                          ---------  --------
     Total debt                           $ 130,669    71,285
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