Form 10-Q
period 1996-09-30
EASTGROUP PROPERTIES
filed 1996-11-14
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC   20549
         -----------------------------------------------
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
       ---------------------------------------------------

For Quarter Ended: September 30, 1996
                   ------------------
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

7,026,864 shares of beneficial interest ($1.00 par value) were outstanding at November 12, 1996.

                      EASTGROUP PROPERTIES

                            FORM 10-Q

                        TABLE OF CONTENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------


                                                          Pages

Part I.   Financial Information

Item 1.   Consolidated financial statements

          Consolidated balance sheets, September 30,
          1996 and December 31, 1995                         3

          Consolidated statements of income for the
          three months and nine months ended
          September 30, 1996 and 1995                        4

          Consolidated statements of cash flow for the
          nine months ended September 30, 1996 and 1995      5

          Consolidated statements of changes in
          shareholders' equity for the nine months
          ended September 30, 1996 and 1995                  7

          Notes to consolidated financial statements         8

Item 2.   Management's discussion and analysis of
          financial condition and results of operations      9


Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                  22


Signatures

Authorized signatures


CONSOLIDATED BALANCE SHEETS
(In thousands, except per
 share data)

                                  September 30,      December 31,
                                      1996              1995
                                  --------------    ------------
                                     (Unaudited)
Assets
Real estate properties
  Industrial                        $    187,289          76,099
  Office Buildings                        49,511          29,847
  Apartments                              48,727          49,658
  Other                                    3,407               -
                                    ------------    ------------
                                         288,934         155,604
  Less accumulated depreciation          (22,861)        (19,206)
                                    ------------    ------------
                                         266,073         136,398
Investment in joint venture                4,258               -
Mortgage loans                            12,624           6,008
Land and land purchase-leasebacks          1,342           1,327
Investment in real estate
  investment trusts                            -          10,787
Cash and cash equivalents                    612              26
Other assets                               4,310           3,409
                                    ------------    ------------
                                    $    289,219         157,955
                                    ============    ============

Liabilities and Shareholders' Equity
Liabilities
Mortgage notes payable              $    120,885          67,203
Notes payable to banks                    17,780           4,359
Accounts payable and accrued expenses      3,054           2,096
Minority interests in joint ventures       3,059             909
Other liabilities                          1,054             488
                                    ------------    ------------
                                         145,832          75,055
                                    ------------    ------------
Shareholders' Equity
Shares of beneficial interest, par
  value $1.00 per share; authorized
  20,000,000 shares; issued 7,026,864
  shares in 1996 and 4,231,656 in 1995     7,027           4,232
Additional paid-in-capital               127,178          68,344
Undistributed earnings                     9,182           9,657
Unrealized gain on securities                  -             667
                                    ------------    ------------
                                         143,387          82,900
                                    ------------    ------------
                                    $    289,219         157,955
                                    ============    ============


   See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                Three Months      Nine Months
                                   Ended            Ended
                                September 30,     September 30,
                              ---------------   ---------------

                                  1996    1995     1996    1995
                               ------- -------  -------  ------
Revenues
Income from real estate
  operations                  $ 11,356   7,299   25,723  21,427
Land rents                          27      40      111     177
Equity in earnings of real
  estate investment trust            -      14       43     167
Interest:
  Mortgage loans                   556     255    1,114     800
  Other interest                    30       -       42       -
Other                              135     124      594     224
                               ------- -------  -------  ------
                                12,104   7,732   27,627  22,795
                               ------- -------  -------  ------
Expenses
Operating expenses from
  real estate operations         3,788   3,069    9,454   8,762
Interest expense                 2,862   1,590    6,047   4,709
Depreciation and
  amortization                   2,164   1,451    5,166   4,170
Minority interests
  in joint ventures                105      40      187     185
General and
  administrative expense           650     518    1,684   1,604
                               ------- -------  -------  ------
                                 9,569   6,668   22,538  19,430
                               ------- -------  -------  ------
Income before gain
  on investments                 2,535   1,064    5,089   3,365
                               ------- -------  -------  ------
Gain on investments
  Real estate                      159       -    2,155   1,451
  Real estate investment
    trust securities               (7)       -        6       -
                               ------- -------  -------  ------
                                   152       -    2,161   1,451
                               ------- -------  -------  ------

Net Income                     $ 2,687   1,064    7,250   4,816
                               ======= =======  =======  ======
Net Income per share of
  beneficial interest          $   .38     .25     1.35    1.14
                               ======= =======  =======  ======

Weighted average shares
  outstanding                    7,023   4,227    5,367   4,224
                               ======= =======  =======  ======

   See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)

                                          Nine Months Ended
                                            September 30,
                                          -----------------
                                             1996      1995
                                          -------   -------
Operating Activities
  Net Income                              $ 7,250     4,816
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization          5,166      4,170
    Gain on investments, net              (2,161)    (1,451)
    Real estate investments trust:
      Equity in earnings                     (43)      (167)
      Dividends received from operations      77        105
    Other                                    (96)       (95)
    Changes in operating assets
      and liabilities:
      Accrued income and other assets        (31)       588
      Accrued payable, accrued expenses
      and prepaid rent                      (534)    (1,276)
                                         -------    -------
Net cash provided by operating
      activities                           9,628      6,690
                                         -------    -------
Investing Activities
  Payments on mortgage loans receivable      155      1,914
  Amortization of loan valuations           (277)       (89)
  Sale of real estate investments          9,780      3,843
  Sale of real estate investment
    trust securities                       1,056          -
  Purchase of real estate investment
    trusts shares                              -     (9,263)
  Real estate improvements                (5,106)    (2,869)
  Purchase of real estate                (13,850)      (806)
  Return of capital dividends                  -         87
  Change in other assets and
    other liabilities                       (211)    (1,733)
                                         -------    -------
Net cash used in investing activities     (8,453)     (8,916)
                                         -------    -------
Financing Activities
  Proceeds from mortgage notes payables   19,000     26,800
  Proceeds from bank borrowings           54,726     25,295
  Principal payments on bank borrowings  (41,305)   (40,131)
  Principal payments on mortgage notes
    payable                              (24,999)    (4,156)
  Distributions paid to shareholders      (7,725)    (5,788)
  Proceeds on exercise of stock options      140        160
  Proceeds on dividend reinvestment plan      63          -
  Purchases of shares of beneficial
    interest                                   -        (96)
  Proceeds from merger of LNH, net           903          -
  Proceeds from merger of Copley, net     (1,392)         -
                                         -------    -------
Net cash used in financing activities       (589)     2,084
                                         -------    -------
Increase (decrease) in cash
  and cash equivalents                       586       (142)
Cash and cash equivalents at
  beginning of period                         26        301
                                         -------    -------
Cash and cash equivalent
  at end of period                       $   612        159
                                         =======    =======
Supplemental Cash Flow Information:
  Cash paid for interest                 $ 5,511      4,476


   See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except for per share data)



                                          Nine Months Ended
                                            September 30,
                                        ------------------
                                            1996      1995
                                        --------   -------
Shares of beneficial interest,
$1.00 par value
  Balance at beginning                $   4,232      4,222
  Exercise of stock options                   9          5
  Issuance of shares in payment
    of incentive compensation                 6          -
  Issuance of shares in LNH merger          618          -
  Issuance of shares in Copley merger     2,159          -
  Issuance of shares in dividend
    reinvestment plan                         3          -
                                      ---------    -------
  Balance at end of period            $   7,027      4,227
                                      ---------    -------
Additional paid-in-capital
  Balance at beginning                $  68,344     68,210
  Exercise of stock options                 131         59
  Issuance of shares in payment
    of incentive compensation               122          -
  Issuance of shares in LNH merger       13,022          -
  Issuance of shares in Copley merger    45,499          -
  Issuance of shares in dividend
    reinvestment plan                        60          -
                                      ---------    -------
  Balance at end of period            $ 127,178     68,269
                                      ---------    -------
Undistributed earnings
  Balance at beginning of period          9,657      9,723
  Net income                              7,250      4,816
  Cash dividends declared:
   $1.43 per share in 1996, and
   $1.37 per share in 1995               (7,725)    (5,788)
                                      ---------    -------
  Balance at end of period            $   9,182      8,751
                                      ---------    -------
Unrealized gain on securities
  Balance at beginning of period      $     667         21
  Change in unrealized gain                (667)       (23)
                                      ---------    -------
  Balance at end of period                    -         (2)
                                      ---------    -------
Total shareholders' equity            $ 143,387     81,245
                                      =========    =======


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

(3)   Subsequent Events

      On October 15, 1996, the Trust sold the remaining building at Baygreen Industrial Park in Hayward, California for an all cash price of $720,000.

      The Trust currently has two apartment complexes under contract for sale with the buyer's money at risk, scheduled to close in November 1996 for an all cash price of $6,163,000.

(4)   Marketable Equity Securities

     On January 1, 1995, the Trust adopted Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and classified its investment in cost securities as securities available-for-sale.

EASTGROUP PROPERTIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
(Comments are for the balance sheet dated September 30, 1996, compared to December 31, 1995.)

      Assets of EastGroup Properties ("EastGroup" or the "Trust") were $289,219,000 at September 30, 1996, an increase of $131,264,000 from December 31, 1995. Liabilities increased $70,777,000 to $145,832,000 during the same period. Book value per share increased from $19.59 at December 31, 1995 to $20.41 at September 30, 1996.

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

      On June 19, 1996, Copley was merged into  the  Trust.
Under the terms of the merger, each Copley share was converted into the right to receive .70668 EastGroup shares. EastGroup issued approximately 2,159,000 of its shares as a result of the merger. The increase in net assets resulting from the merger was as follows (in thousands):

       Real estate properties                    $ 116,292
       Mortgage loans                                  880
       Cash                                          1,480
       Accounts receivable and other assets            470
       Mortgage notes payable                      (59,681)
       Minority interest payable                    (1,746)
       Accounts payable and other liabilities         (972)
                                                 ---------
                                                 $  56,723
                                                 =========

The Trust's purchase price of the net assets acquired consisted of (in thousands):

      Shares of beneficial
        interest (2,158,895 shares)              $ 47,658
      Cash in lieu of fractional
        shares (260 shares)                             6
      Merger expenses                               2,866
      Investment in Copley                          6,193
                                                 --------
                                                 $ 56,723
                                                 ========

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

      Real   estate properties increased $133,330,000 during  the
nine months  of 1996 as a result of the following (in thousands):

Real estate acquired:
   Copley merger                      $  116,292
   LNH merger                              6,243
   Walnut Business Center                  8,152
   Braniff Park West                       5,698
Capital improvements on existing
    Trust properties                       4,745
Development costs:
   Rampart Distribution II                    36
   Chancellor                                326
Real estate sold:
   Garden Villa - January 1996            (3,830)
   Sample I-95 land - July 1996           (3,275)
   BayGreen - September 1996              (1,057)
                                      ----------
                                      $  133,330
                                      ==========


The Trust acquired Walnut Business Center, a 234,070 square foot industrial complex in Fullerton, California in August 1996 and Braniff Park West, a 259,352 square foot industrial complex in Tulsa Oklahoma in September 1996. In addition, the Trust is developing the Rampart Distribution Center II, a 66,000 square foot industrial building on land adjacent to Rampart Distribution Center I in Denver, Colorado with an estimated cost of $3,230,000, and the Chancellor Distribution Center, a 51,100 square foot industrial building on land adjacent to the rear of Exchange Distribution Center in Orlando, Florida with an estimated cost of $1,900,000.

      Accumulated depreciation increased $3,655,000 during the nine months of 1996 due to depreciation expense of $4,775,000, partially offset by the sale of the Garden Villa Apartments with accumulated depreciation of $1,114,000 and BayGreen Industrial Park with accumulated depreciation of $6,000.

      The increase in investment in joint venture is due to the joint venture acquired in the LNH merger of $4,298,000. The Trust accounts for its 50% investment in the joint venture using the equity method and the cost of the investment is adjusted by the Trust's share of the joint venture's results of operations.

      Mortgage loans receivable increased $6,616,000 during the nine months of 1996. The Trust acquired four loans in the LNH merger which were recorded at $5,614,000, and two loans in the Copley merger which were recorded at $880,000. At the date of the mergers, the loans had a principal balance of $7,983,000. The notes were discounted and the difference between the present value of the loans and the face amount will be amortized over the life of the  loans based  on  principal payments received. Mortgage loans
decreased $234,000   due  to  principal  payments received  and
increased $277,000 due to the amortization of loan discounts and $79,000 due to the advance on mortgage loans.

      Investments in real estate investment trusts decreased from $10,787,000 at December 31, 1995 to $0 at September 30, 1996.
This  decrease  was  primarily due  to  the  elimination  of  the investment  in  LNH  of $3,918,000, and the  elimination  of  the investment in Copley of $6,193,000, as a result of the mergers discussed previously. The Trust incurred $292,000 in merger costs for LNH and $2,744,000 in merger costs for Copley which were also eliminated as a result of the mergers. Also, the Trust's investment in real estate investment trusts increased $1,050,000 as a result of the 300,000 shares of Liberte' stock received in the LNH merger. The Trust sold all of this stock for $1,056,000 and recognized a gain of $6,000 for financial reporting purposes. Prior to the May 14, 1996 merger of LNH, the Trust recognized $69,000 of equity in earnings of LNH and $88,000 of unrealized gains, offset by $77,000 of LNH dividends received. Prior to the June 19, 1996 merger of Copley, the Trust recognized unrealized gains of $1,322,000 recorded on the Trust's available-for-sale securities (Copley) in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The balance of unrealized gains on Copley of $1,940,000 and $138,000 of unrealized gains on LNH was offset against unrealized gains in shareholders' equity.

      Land and land purchase-leaseback investments increased $15,000 during the nine months ended September 30, 1996. This increase is due to land acquired in the LNH merger of $521,000 and land acquired in the Copley merger of $3,275,000. This increase was offset by the sale of the Bellevue land purchase-leaseback investment ("Bellevue"), the sale of the Taco Bell land purchase-leaseback investment ("Taco Bell"), the sale of the Southwyck and Wellington parcels of land acquired in the LNH merger and the Sample I-95 land acquired in the Copley merger. In April 1996, the Trust sold Bellevue in Bellevue, Nebraska for $472,000 and recognized a gain of $472,000. The Trust wrote off this investment in 1994, as a result of the loss of the property's largest tenant. In May 1996, the Trust sold Taco Bell in Madisonville, Kentucky for $143,000 and recognized a gain of $131,000. Also, the Trust sold the Southwyck parcel of land in Houston, Texas for $149,000 and recognized a gain of $38,000. In July 1996, the Trust sold the Sample I-95 land in Pompano Beach, Florida for $3,267,000 and recognized a loss of $8,000. In September 1996, the Trust sold the Wellington parcel of land in Houston, Texas for $603,000 and recognized a gain of $220,000.

     Mortgage notes payable increased $53,682,000 during the nine months of 1996, including increases of $59,681,000 due to the merger with Copley and the $19,000,000 mortgage notes payable placed on Huntwood and Wiegman in August 1996. These increases were offset by regularly scheduled principal repayments of
$1,153,000, the repayment of the $3,132,000 first mortgage on the Garden Villa Apartments sold January 31, 1996 and the repayment of $20,714,000 of Copley mortgages.

     Notes payable to banks increased from $4,359,000 at December 31, 1995 to $17,780,000 at September 30, 1996. The increase was due primarily to borrowings of $20,750,000 to pay off $16,700,000 of Copley debt with interest rates of 9.875% and $2,300,000 with an interest rate of LIBOR plus 3.25%, and repay $1,750,000 with an interest rate of 9.37%. As of September 30, 1996, the acquisition line had a balance of $10,924,000 and the working capital line had a balance of $6,856,000. The bank has increased the working capital line to $20,000,000 and changed the interest rates on both the working capital line and the acquisition line to LIBOR plus 1.85%. Also, the working capital line and the acquisition line mature April 30, 1997 and April 30, 1999, respectively.

      Accounts payable and accrued expenses increased $958,000 during the nine months ended September 30, 1996, compared to December 31, 1995. Of this amount, $713,000 was recorded in the LNH merger and $972,000 was recorded in the Copley merger. Also,
accounts   payable   and  other   liabilities   decreased $727,000
as a result of normal business operations.

      Minority interests in joint ventures increased $2,150,000 during the nine months ended September 30, 1996 compared to December 31, 1995. Of this amount, $783,000 was recorded in the LNH merger and $1,746,000 was recorded in the Copley merger.

      Shares of beneficial interest increased as a result of 618,244 shares issued in the LNH merger, 2,158,895 shares issued in the Copley merger, 9,000 stock options exercised, 6,427 shares issued in payment of incentive compensation and 2,642 shares issued in the Trust's new dividend reinvestment plan.

     Unrealized gain (loss) on securities decreased $667,000 as a result of the LNH and Copley mergers.

     Undistributed earnings decreased from $9,657,000 at December
31,  1995 to $9,182,000 at September 30, 1996, as a result of dividends of $7,725,000 exceeding net income for financial reporting purposes of $7,250,000.

RESULTS OF OPERATIONS

(Comments  are  for  the  three  months  and  nine  months  ended
September 30, 1996, compared to the three months and nine months ended September 30, 1995.)

      Net income for the three months and nine months ended September 30, 1996 was $2,687,000 ($.38 per share) and $7,250,000
($1.35 per share), compared to net income for the three months and nine months ended September 30, 1995 of $1,064,000 ($.25 per share) and $4,816,000 ($1.14 per share). Income before gain on investments was $2,535,000 and $5,089,000 for the three months and nine months ended September 30, 1996, compared to $1,064,000 and $3,365,000 for the three months and nine months ended September 30, 1995. Gain on investments was $152,000 and $2,161,000 for the three months and nine months ended September 30, 1996, compared to $0 and $1,451,000 for the three months and nine months ended September 30, 1995.

      The results of operations include the results of operations for LNH from May 14, 1996 through September 30, 1996, and the results of operations for Copley from June 19, 1996 through September 30, 1996.

      Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $3,338,000 or 79% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. For the nine months ended September 30, 1996, PNOI increased by $3,604,000 or 28% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

      Property net operating income (loss) and percentage leased by property type were as follows:

                          PNOI               PNOI         Percent
                  Three Months Ended   Nine Months Ended   Leased
                  ------------------   -----------------  -------
                      1996     1995        1996     1995    1996
                    ------   ------       -----    -----  -------
                                (In thousands)
Industrial         $ 4,786   1,984      9,425     5,856      97%
Office Buildings     1,477     850      3,065     2,493      97%
Apartments           1,194   1,404      3,632     4,340      97%
Other                  111      (8)       147       (24)
                   -------   -----     ------    ------
Total PNOI         $ 7,568   4,230     16,269    12,665
                   =======   =====     ======    ======

      PNOI from industrial properties increased $2,802,000 and $3,569,000 for the three months and nine months ended September 30, 1996, compared to September 30, 1995. Industrial properties held throughout the three months and nine months ended September 30, 1996 and 1995, showed an increase in PNOI of 4.5% for the three months ended September 30, 1996 and 5.7% for the nine months ended September 30, 1996. PNOI from industrial properties increased $2,546,000 and $2,921,000 for the three months and nine months ended September 30, 1996, as a result of the industrial properties received in the mergers with LNH and Copley discussed previously. Also contributing to this increase in PNOI from industrial properties was the acquisition of Jetport 515 Commerce Park in September 1995, Walnut Business Center in August 1996, Braniff Park West in September 1996, and the development of a 36,400 square foot distribution building at the Phillips Distribution Center completed in August 1995. In addition, the increase in PNOI from industrial properties was due to improved operations at Rampart Distribution Center, Venture Distribution Center, Lake Pointe Business Park, Deerwood Distribution Center, JetPort Commerce Park and Northwest Distribution Center.

      PNOI from the Trust's office buildings increased $627,000 and $572,000 for the three months and nine months ended September 30, 1996 compared to the same period in 1995. The increase for the three months ended September 30, 1996 is due primarily to the PNOI from the office buildings received in the merger with Copley discussed previously, and a slight improvement in operations from office properties held throughout the three months ended September 30, 1996 compared to September 30, 1995. These increases were offset by the sale of the Cascade VII office building in September 1995. The increase in PNOI from office buildings for the nine months ended September 30, 1996, compared to September 30, 1995 is due primarily to the PNOI from the office buildings received in the merger with Copley discussed previously offset by the sale of the Cascade VII office building in September 1995 and lower operating income from the office building portfolio. Office properties held throughout the three months and nine months ended September 30, 1996 and 1995, showed an increase in PNOI of .7% for the three months ended September 30, 1996 and a 1.6% decrease in PNOI for the nine months ended September 30, 1996.

       PNOI from the Trust's apartment properties decreased $210,000 and $708,000 for the three months and nine months ended September 30, 1996 compared to the same period in 1995. This decrease is primarily attributable to the sale of the SunChase Apartments in October 1995 and the Garden Villa Apartments in
January 1996, offset by the acceptance of a deed in lieu of foreclosure on the EastGate Apartments in April 1995. Apartment properties held throughout the three months and nine months ended September 30, 1996 and 1995, showed an increase in PNOI of 1.3% and a decrease of .5% respectively.

      Interest income on mortgage loans increased $301,000 and $314,000 for the three months and nine months ended September 30, 1996 compared to 1995. The following is a breakdown of interest income for the three months and nine months ended September 30, 1996 compared to 1995:

                            Three Months         Nine Months
                               Ended               Ended
                            September 30,       September 30,
                         ----------------    ----------------
                            1996    1995       1996     1995
                         -------  -------    -------  -------
                                    (In thousands)
Interest income from:
  Land mortgage loans      $ 280        -        337        -
  Apartment mortgage loans   132      123        392      367
  Motel mortgage loans        82      106        285      255
  Wrap mortgage loan           -        -          -       27
  Other mortgage loans        58        3         89        5
  25% joint venture
    mortgage loans             4       23         11      146
                           -----   ------      -----    -----
                           $ 556      255      1,114      800
                           =====   ======      =====    =====

Interest income from land mortgage loans increased as a result of interest income on loans received in the mergers with LNH and Copley discussed previously. Interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the  wrap mortgage loans decreased as a result of the foreclosure in  April 1995 of the EastGate mortgage. Interest income from the
25%  joint  venture  mortgage loans  decreased  as  a  result  of
repayments  of  these  notes.   The LNH loans were discounted to
present value. This discount is amortized over the life of the loans and amounted to $152,000 for the three months and nine months ended September 30, 1996.

     Interest expense increased $1,272,000 and $1,338,000 for the three months and nine months ended September 30, 1996 compared to September 30, 1995. Average bank borrowings were $21,377,000 and $10,726,000 for the three months and nine months ended September 30, 1996, compared to $24,304,000 and $27,705,000 for the same periods in 1995. Bank interest rates at September 30, 1996 and September 30, 1995 were 7.35% (LIBOR plus 1.85%) and 7.875% (LIBOR plus 2%). Interest expense on real estate properties increased as a result of the following new mortgages and mortgages assumed in the Copley merger:

New Mortgages

 Date of                             Interest  Maturity Amount of
  Loan          Property               Rate      Date    Mortgage
--------  ----------------------------  ------   ------ -----------
                                                            (In
                                                        thousands)
 6-27-95  Exchange Distribution Center 8.375%   8-1-05    $ 2,500
 7-27-95  WestPort Commerce Center     8.000%   8-1-05      3,350
 8-01-95  LaVista Crossing Apartments  8.688%   9-1-05      5,950
 9-12-95  JetPort Commerce Park        8.125%  10-1-05      4,000
 9-29-95  LakePointe Business Park     8.125%  10-1-05     11,000
12-15-95  Plantations Apartments       7.625%  12-1-05      5,300
 8-22-96  Huntwood Associates          7.990%  8-22-06     13,000
 8-22-96  Wiegman Associates           7.990%  8-22-06      6,000
                                                         --------
                                                          $51,100
                                                         ========

Mortgages Assumed in Copley merger:

Date of
Assumption                           Interest  Maturity Amount of
of Loan         Property               Rate      Date    Mortgage
--------  ----------------------------  ------   ------ -----------
                                                           (In
                                                        thousands)
 6-19-96  University Business Center   9.060%  4-01-00    $ 9,261
 6-19-96  University Business Center   9.370%  1-01-97      8,250
 6-19-96  Wiegman Associates           8.750% 10-01-97        973
 6-19-96  Columbia Place               8.875% 12-31-09     10,139
 6-19-96  Dominguez Properties         9.000%  1-01-97      5,175
 6-19-96  Metro Business Park          9.250%  3-01-97      3,411
 6-19-96  Metro Business Park          8.000%  4-01-98      1,757
                                                         --------
                                                          $38,966
                                                         ========

These  increases  were offset by the repayment  of  the  Exchange
Drive  Warehouse  mortgage payable of $565,000  and  the  JetPort
mortgage  payable  of  $636,000  in  September  1995,   and   the
repayment of the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995. The mortgages assumed in the Copley merger are net of principal repayments of $20,714,000.

     Gains on investments resulted from the following sales:

September 30, 1996
------------------
                                         Discounted
Date                                     Net Sales   Recognized
Sold                              Basis    Price     Gain (Loss)
-----                             ----- -----------  -----------
                                      (In thousands)
        Real Estate properties:
1-96       Garden Villa
            Apartments           $ 2,715     4,068        1,353
9-96       BayGreen Industrial
            Park                   1,051     1,000         (51)

        Land Purchase-leasebacks:
4-96       Bellevue                    -       472          472
5-96       Taco Bell                  12       143          131

        Land:
6-96       Southwyck parcel          111       149           38
7-96       Sample I-95 land        3,275     3,267          (8)
9-96       Wellington parcel         383       603          220

        Securities:
Various    Liberte' stock          1,050     1,056            6
                                 -------    ------        -----
                                 $ 8,597    10,758        2,161
                                 =======    ======        =====

September 30, 1995
------------------
                                         Discounted
Date                                     Net Sales   Recognized
Sold                             Basis    Price      Gain (Loss)
-----                            -----  -----------  -----------
                                      (In thousands)
       Land Purchase-leasebacks:
2-95    Winchester Ranch         $   450       862          412
6-95    Iroquois                     320     1,495        1,175

       Real Estate properties:
6-95    Cascade Office
         Building - writedown        136         -        (136)
9-95    Cascade Office Building    1,486     1,486            -
                                 -------     -----        -----
                                 $ 2,392     3,843        1,451
                                 =======     =====        =====

The gain on the sale of the Liberte' stock and the Southwyck parcel are gains on investments received in the LNH merger on May
14, 1996.

      The real estate investment trust industry has recommended supplemental disclosures concerning capital expenditures, leasing costs, and straight-line rents. The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the nine months ended September 30, 1996 and 1995 by category are as follows:

                                            September 30
                                        -------------------
                                           1996       1995
                                        --------   --------
                                            ( In thousands)

     Upgrades on acquisitions           $    90        713
     Major Renovation/New Development     3,037      1,021
     Tenant improvements:
      New tenants                           976        768
      Renewal tenants                       391        119
     Non-recurring                          382          -
     Other                                  230        248
                                        -------    -------
                                        $ 5,106      2,869
                                        =======    =======

The Trust's capitalized leasing costs and included these amounts in other assets. The Trust amortized these costs over the life of the lease and included these costs in depreciation and amortization expense. A summary of these costs is as follows:

                            Three Months         Nine Months
                               Ended               Ended
                            September 30,       September 30,
                          ---------------     ---------------
                            1996    1995       1996     1995
                         -------  -------    -------  -------
                                    (In thousands)
Capitalized
leasing costs:
New Tenants                $ 211      117        431      399
Renewal Tenants               79       92        226      213
                           -----   ------      -----    -----
                           $ 290      209        657      612
                           =====   ======      =====    =====

Amortization of
leasing costs              $ 154      117        389      266
                           =====   ======      =====    =====


      Rental income included straight-line rent of ($21,000) and $1,000 for the three months ended September 30, 1996 and 1995, and ($21,000) and $44,000 for the nine months ended September 30, 1996 and 1995. This resulted from income recorded on the straight line method as compared to when cash was actually received.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $9,628,000 for the nine months ended September 30,1996. The Trust distributed $7,725,000 in dividends. Other sources of cash were collections on mortgage loan receivables, sale of real estate investments and bank borrowings. Primary uses of cash were for capital improvements at the various properties, purchases of real estate investments, bank debt payments and mortgage note payments. Total debt at September 30, 1996 is as follows:

                                               September 30,
                                          --------------------
                                               1996       1995
                                          ---------   --------


   Mortgage notes payable - fixed rate    $ 120,885    62,202
   Bank notes payable - floating rate        17,780    13,835
                                          ---------  --------
     Total debt                           $ 138,665    76,037
                                          =========  ========

      At September 30, 1996, the LIBOR rate plus 1.85% was 7.35%. There is also a .25% fee on the unused amount of the $20 million credit line and the $15 million acquisition credit line. As of September 30, 1996, the acquisition line had a balance of $10,924,000 and the working capital line had a balance of $6,856,000. The bank has increased the working capital line to $20,000,000 and changed the interest rates on both the working capital line and the acquisition line to LIBOR plus 1.85%. Also, the working capital line and the acquisition line mature April 30, 1997 and April 30, 1999, respectively.


      Budgeted capital expenditures for the year ending  December
31, 1996 are as follows:
                                             (In thousands)
                                             -------------
         Upgrades on acquisitions            $         126
         Major renovations/New development           6,137
         Tenant Improvements:
           New Tenants                               1,291
           Renewal Tenants                             630
         Non-recurring                                 596
         Other                                         292
                                             -------------
                                             $       9,072
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

      On June 19, 1996, Copley Properties, Inc. was merged into the Trust. Under the terms of the merger, each Copley share was converted into the right to receive .70668 EastGroup shares. EastGroup issued approximately 2,159,000 of its shares as a result of the merger.

EASTGROUP PROPERTIES

PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

        (a) Exhibit 27 - Financial Data Schedule attached hereto.

        (b) Reports on Form 8-K
            None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 14, 1996


EASTGROUP PROPERTIES


BY:  /s/ Diane W. Hayman
------------------------
Diane W. Hayman, CPA
Controller


/s/ N. Keith McKey
----------------------
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer
and Secretary