Form 10-K405
period 1996-12-31
EASTGROUP PROPERTIES
filed 1997-03-31
CIK 49600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-7094

                              EASTGROUP PROPERTIES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND                                                        13-2711135
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

300 ONE JACKSON PLACE
188 EAST CAPITOL STREET

JACKSON, MISSISSIPPI                                                  39201
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number:  (601) 354-3555

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

                                   YES (x) NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K (x)

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1997 was $244,685,000.

         The number of shares of beneficial interest, $1.00 par value, outstanding as of March 10, 1997 was 8,442,243.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I

ITEM 1.  BUSINESS.

ORIGINAL ORGANIZATION

         On March 20, 1997, the Trust announced that its Board of Trustees approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend will be distributed on April 7, 1997 to shareholders of record as of March 31, 1997. All share and per share amounts in these financial statements have been retroactively restated for the share split.

         EastGroup Properties (the "Trust", the "Registrant" or "EastGroup") is an equity oriented real estate investment trust ("REIT") established under the laws of the State of Maryland on July 16, 1969. The Registrant commenced its operations in December 1969 under the name Third ICM Realty. In 1971, the Registrant had its initial public offering, and the name of the Trust was changed in 1971 to ICM Realty. At the Annual Meeting held in 1983, the shareholders approved the change of name to EastGroup Properties.

         In January 1994, the Trust completed the public offering of 2,625,000 shares of beneficial interest at $13.33 per share and received net proceeds of $32,164,000. On May 14, 1996, LNH was merged with and into the Trust. EastGroup issued 927,366 of its shares as a result of the merger. On June 19, 1996, Copley Properties, Inc. was merged into the Trust. EastGroup issued 3,238,343 of its shares as a result of the merger. In February 1997, the Trust completed the public offering of 2,100,000 shares of beneficial interest at $17.917 and received net proceeds of approximately $36,725,000.

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

ADMINISTRATION

         The Trust is self administered and maintains its principal executive offices in Jackson, Mississippi. As of March 10, 1997, EastGroup had 26 full time and 2 part-time employees.

Current Operations

         EastGroup is a self-administered REIT which focuses on the ownership, acquisition and selective development of industrial properties primarily in major Sunbelt markets, with an emphasis on the states of Florida, Texas, Arizona and California. As of December 31, 1996, EastGroup's portfolio includes 27 industrial properties comprising over 4.9 million square feet of leasable space. As of December 31, 1996, the industrial portfolio and the office portfolio were each 97% leased.

         In addition to direct property acquisitions, EastGroup also seeks to grow its portfolio through the acquisition of other public and private real estate companies and REITs which EastGroup believes are undervalued. On June 19, 1996, EastGroup completed the acquisition (the "Copley Acquisition") of Copley Properties, Inc. ("Copley"), which significantly expanded EastGroup's industrial portfolio. The Copley Acquisition added 11 properties (nine industrial properties and two office buildings), totaling over 2 million square feet of leasable space, principally in Arizona and California. The Copley Acquisition was completed for an aggregate consideration of approximately $116 million, consisting of the issuance of approximately 3.2 million shares (in exchange for the 85% of Copley's outstanding shares not already owned by EastGroup), the assumption of approximately $60 million in Copley's existing indebtedness, the cost of the 15% interest in Copley held by EastGroup prior to the Copley Acquisition and the expenses incurred in connection with the Copley Acquisition. Also, in May 1996, EastGroup completed the acquisition of LNH REIT, Inc. ("LNH"), a former EastGroup affiliate (the "LNH Acquisition"), for aggregate consideration of approximately $18 million, consisting of the issuance of 927,366 shares (in exchange for the 77% of LNH's outstanding shares not already owned by EastGroup), the cost of the 23% interest in LNH held by EastGroup prior to the LNH Acquisition and the expenses incurred in connection with the LNH Acquisition.

         Management of EastGroup is currently completing the repositioning of EastGroup's portfolio to focus on industrial properties, primarily in the Sunbelt region of the United States. Accordingly, since January 1, 1996, EastGroup has sold four apartment communities and other non-core assets for an aggregate sales price of approximately $25.6 million. The sales proceeds have been applied principally to reduce indebtedness and acquire industrial properties. Additionally, in August and September 1996, respectively, EastGroup acquired Walnut Business Center, an industrial complex in Fullerton, California, and Braniff Park West, an industrial complex in Tulsa, Oklahoma, for total consideration of approximately $13.9 million. EastGroup plans to dispose of its two shopping center properties which were acquired in the LNH Acquisition, as market conditions permit.

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

         EastGroup has no present intentions of underwriting securities of other issuers or repurchasing or reacquiring its shares. The strategies and policies set forth above were determined, and are subject to review by, EastGroup's Board of Trustees which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its shareholders which contain financial statements audited by EastGroup's independent public accountants.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of EastGroup's properties have been subjected to environmental audits by independent environmental consultants. With the exception of one property commonly known as Cowesett Corners Shopping Center, 300 Cowesett Road at Route 2, Warwick, Rhode Island ("Cowesett"), portions of which are used for purposes of operating a dry-cleaning business and paint store, these environmental audit reports have not revealed any potential significant environmental liability, nor is management of EastGroup aware of any environmental liability with respect to the properties that such management believes would have a material adverse effect on EastGroup's business, assets or results of operations.

         Preliminary environmental studies performed at the Cowesett property indicated that certain hazardous materials have been released at Cowesett in connection with the dry-cleaning operations conducted on part of the property by parties unrelated to EastGroup. Environmental studies included a Phase II investigation of the Cowesett property. Based upon these studies, management of EastGroup believes that the hazardous materials have been contained. EastGroup is continuing to investigate the need for remediation at the Cowesett property and based on current information, management of EastGroup believes that the cost of such remediation is approximately $630,000. EastGroup owns a 50% joint venture interest in Cowesett, and any costs with respect to environmental conditions at Cowesett will be shared equally with its joint venture partner. At December 31, 1996, the Trust accrued $315,000 related to this environmental liability. No assurance can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to EastGroup.

ITEM 2.  PROPERTIES.

         The operations of the Registrant are conducted from approximately 12,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. The Trust shares this office space with another company. The Registrant does not own or lease properties other than those carried as part of its real estate investment portfolio shown on Financial Statement Schedule III. At December 31, 1996, the Trust does not have any single property that is 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of item 14 and 15 of Form S-11.

ITEM 3.  LEGAL PROCEEDINGS.

         The Trust is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Trust or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Trust's liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         SHARES OF BENEFICIAL INTEREST MARKET PRICES AND DIVIDENDS

         The Trust's shares of beneficial interest are presently listed for trading on the New York Stock Exchange under the symbol "EGP". The following table shows the high and low share prices for each quarter (restated to give effect to the share split) reported by the New York Stock Exchange during the past two years and per share distributions paid (restated to give effect to the share split) for each quarter.

                    Calendar 1996                      Calendar 1995
                    -------------                      -------------
                                    Distri-                           Distri-
Quarter       High       Low       butions      High        Low       butions
-------       ----       ---       -------      ----        ---       -------

First        $15.50     13.83       $  .31      $13.08     11.50       $  .30
Second        14.92     14.33          .31       13.33     12.25          .30
Third         16.50     13.83          .33       13.83     12.67          .31
Fourth        18.33     16.08          .33       14.92     13.50          .32
                                    ------                             ------
                                    $ 1.28                             $ 1.23
                                    ======                             ======

         As of March 10, 1997, there were 1,412 holders of record of the Trust's shares of beneficial interest. Approximately 87% of the Trust's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. In 1996 and 1995, the distributions paid per share of $1.28 and $1.23 were all taxable as ordinary income for federal income tax purposes, and none of such distributions represented a return of capital.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Trust and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.


                                                                  Year Ended December 31,
                                                                  -----------------------

                                         1996              1995             1994            1993            1992
                                         ----              ----             ----            ----            ----
                                                            (In thousands, except per share data)


OPERATING DATA:
Revenues
  Income from real estate
    operations                            $37,143            28,386           23,194          13,771          11,079
  Land rents                                  158               217              398             856             979
  Interest                                  1,718             1,036            1,054           1,174           1,305
  Other                                       746               625              249             287             332
                                          -------           -------          -------         -------         -------
                                           39,765            30,264           24,895          16,088          13,695
                                          -------           -------          -------         -------         -------
Expenses
  Operating expenses from
    real estate operations                 13,262            11,575            9,741           6,159           5,271
  Interest expense                          8,930             6,287            3,905           3,415           2,832
  Depreciation and
    amortization                            7,759             5,613            4,323           2,874           2,338
  Minority interests in
    joint ventures                            289               220              163              78               -
  General and administrative
    expenses                                2,356             2,180            2,046           1,531           1,297
  Stock appreciation rights
    and incentive
    compensation expense (recovery)             -                 -             (129)            320             357
  Provision for (recovery
    of) possible losses                         -                 -                -            (144)          1,675
                                          -------           -------          -------         -------         -------
                                           32,596            25,875           20,049          14,233          13,770
                                          -------           -------          -------         -------         -------
Income (loss) before gains
  (losses) on investments                   7,169             4,389            4,846           1,855             (75)
                                          -------           -------          -------         -------         -------
Gains (losses) on investments
  Real estate                               5,334             3,322            2,322           3,408          (3,598)
  Real estate investment
    trust securities                            6                 -                -           1,152               -
                                          -------           -------          -------         -------         -------
Net income (loss)                         $12,509             7,711            7,168           6,415          (3,673)
                                          =======           =======          =======         =======         =======

PER SHARE DATA:
  Net income (loss)                         $1.44              1.22             1.16            1.74           (1.00)
  Book value (at end of
    period)                                 13.78             13.06            12.98           13.22           12.76
  Cash distributions declared                1.28              1.23              .87            1.07            1.01
  Cash distributions paid                    1.28              1.23             1.16            1.03            1.01
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        8,677             6,338            6,170           3,690           3,688



                                                                           Year Ended December 31,

                                                 1996              1995             1994            1993            1992
                                                 ----              ----             ----            ----            ----
                                                                    (In thousands, except per share data)

OTHER DATA:

  Funds from operations reconcilement:
     Net income (loss)                           $ 12,509             7,711            7,168           6,415          (3,673)
     Add:
      Depreciation and amortization                 7,759             5,613            4,323           2,874           2,338
      Stock appreciation rights and
        incentive compensation
        expense (recovery)                              -                 -             (129)            320             357
      Real estate investment
           trust dividends received                    77               182               60              75              72
      Provision for (recovery of)
        possible losses                                 -                 -                -            (144)          1,675
     Less:
      Gains on investments, net                    (5,340)           (3,322)          (2,322)         (4,560)          3,598
      Equity in earnings of real
         estate investment trust                      (43)             (203)            (123)            (67)           (153)
      Other                                          (142)             (134)             (64)            (18)              -
                                                 --------             -----            -----           -----           -----
  Funds from operations (1)                      $ 14,820             9,847            8,913           4,895           4,214
                                                 ========             =====            =====           =====           =====
  Cash flows provided by (used in):
    Operating activities                         $ 13,996             9,746            8,448           5,276           4,381
    Investing activities                             (577)           (5,721)         (46,831)        (19,073)         (9,226)
    Financing activities                          (13,007)           (4,300)          35,994          16,324           1,887

BALANCE SHEET DATA (AT END
  OF PERIOD):
  Real estate investments,
    at cost (2)                                  $293,147           162,939          166,927         116,102          94,713
  Real estate investments,
    net of accumulated
    depreciation and allowance
    for losses(2)                                 269,585           143,733          151,039         101,621          81,908
  Total assets                                    281,455           157,955          154,860         107,508          85,529
  Mortgage, bond and bank
    loans payable                                 129,078            71,562           68,229          53,203          35,643
  Total liabilities                               136,129            75,055           72,684          58,707          38,496
  Total shareholders' equity                      145,326            82,900           82,176          48,801          47,033

(1) The Trust generally considers funds from operations (FFO) to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts and as followed by the Trust, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to fund cash needs. The National Association of Real Estate Investment Trusts ('NAREIT") recommended changes in the computation of funds from operations for fiscal periods beginning in 1996 ("new definition"). The only adjustment to EastGroup's computation for prior years was for amortization of deferred financing costs which include mortgage broker fees, legal fees, title insurance, engineering and environmental reports and other costs. There were no costs involved in reducing interest rates. The effect on prior years of EastGroup adopting the new definitions follows:



                                             Funds From Operations
                                             ---------------------
                                                 (In thousands)

                Year Ended                       Financing Cost          New
               December 31,     As Reported        Adjustment        Definition
               ------------     -----------        ----------        ----------

                  1995             $ 10,159              312               9,847
                  1994                9,071              158               8,913
                  1993                5,131              236               4,895
                  1992                4,241               27               4,214

(2) Does not include a 50% controlled joint venture investment of $4,367,000 at December 31, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated December 31, 1996, compared to December 31, 1995.)

         Assets of EastGroup Properties ("EastGroup" or the "Trust") were $281,455,000 at December 31, 1996, an increase of $123,500,000 from December 31,
1995. Liabilities increased $61,074,000 to $136,129,000 during the same period. Book value per share increased from $13.06 at December 31, 1995 to $13.78 at December 31, 1996.

         During 1996, the Trust acquired the entities described below, which were accounted for by the purchase method of accounting. For financial reporting purposes, the assets of the company acquired are assigned new cost basis amounts based on the allocation of the purchase price of the assets to the Trust. In general, the purchase price to the Trust consists of the new shares issued at the market price of the Trust's shares on the date of the merger and the previous investment the Trust had in LNH and Copley. The shares of LNH and Copley owned by the Trust were retired at the merger date. The operating results of LNH and Copley have been included in the consolidated statements of operations subsequent to the dates of acquisition.

         On May 14, 1996, the merger of LNH REIT, Inc. ("LNH") with EGP-LNH Corporation, a wholly-owned subsidiary of the Trust, was completed. Under the terms of the merger, each LNH share was converted into the right to receive
 .55065 EastGroup shares (.3671 pre-split). The Trust issued 927,366 shares as a result of the merger.

         On June 19, 1996, Copley was merged into the Trust. Under the terms of the merger, each Copley share was converted into the right to receive 1.06002 EastGroup shares (.70668 pre-split). EastGroup issued 3,238,343 of its shares as a result of the merger.

         The increase in net assets at the acquisition dates, based on relative fair values, resulting from the mergers was as follows (in thousands):


                                                          LNH            Copley
                                                       --------        --------

Real estate properties                                 $  6,243         113,192
Investment in joint venture                               4,298              --
Mortgage loans                                            5,614             880
Land                                                        521           3,280
Investment in real estate
       investment trust                                   1,050              --
Cash                                                      1,200           1,550
Accounts receivable and other assets                        425             305
Mortgage notes payable                                       --         (59,681)
Minority interest                                          (783)         (1,740)
Accounts payable and other liabilities                     (713)         (1,063)
                                                       --------        --------
                                                       $ 17,855          56,723
                                                       ========        ========

The Trust's purchase price of the net assets acquired consisted of the following (in thousands):

                                                             LNH         Copley
                                                           -------       -------

Shares of beneficial
  interest (927,366 and 3,238,343 shares)                  $13,640        47,658
Cash in lieu of fractional
  shares (369 and 390 shares)                                    5             6
Merger expenses                                                292         2,866
Prior investment in LNH and Copley                           3,918         6,193
                                                           -------       -------
                                                           $17,855        56,723
                                                           =======       =======

         Real estate properties and real estate held for sale (excluding the investment in a 50% controlled joint venture) increased $123,955,000 during the year ended December 31, 1996 as a result of the following (in thousands):


Real estate acquired:
    Copley merger                                     $ 113,192
    LNH merger                                            6,243
    Walnut Business Center                                8,159
    Braniff Park West                                     5,706
Capital improvements on Trust
    properties                                            5,774
Development costs:
    Rampart Distribution II                                 673
    Chancellor                                            1,022
Reclass from land and LPLB
  Rampart land                                              229
  LNH land                                                   27

Real estate sold:
    Garden Villa - January 1996                          (3,830)
    BayGreen - September and October 1996                (1,689)
    Pin Oaks - November 1996                             (2,704)
    EastGate - November 1996                             (1,432)
    Plantations - December 1996                          (7,415)
                                                      ---------
                                                      $ 123,955
                                                      =========


         The Trust acquired Walnut Business Center, a 234,070 square foot industrial complex in Fullerton, California in August 1996 and Braniff Park West, a 259,352 square foot industrial complex in Tulsa, Oklahoma in September 1996. In addition, the Trust is developing the Rampart Distribution Center II, a 66,000 square foot industrial building on land adjacent to Rampart Distribution Center I in Denver, Colorado, at an estimated cost of approximately $3,250,000, and the Chancellor Distribution Center, a 51,100 square foot industrial building on land adjacent to the rear of Exchange Distribution Center in Orlando, Florida, at an estimated cost of approximately $1,900,000.

         At December 31, 1996, the Trust is continuing to reposition its portfolio to focus on industrial properties. As a result of this repositioning, the Trust is offering for sale the two shopping center interests and the land acquired in the LNH merger and reclassified these assets to held for sale. Also, the Trust currently has a contract to sell the Santa Fe Energy Office Building in Houston, Texas, for approximately $13,000,000 and a purchase option agreement with money at risk on the Estelle tract of land in New Orleans, Louisiana for approximately $1,693,000. These properties were classified as held for sale effective December 31, 1996.

         Accumulated depreciation on real estate properties and real estate held for sale increased $4,356,000 due to depreciation expense of $7,266,000, offset by the sale of properties with accumulated depreciation of $2,910,000 consisting of the Garden Villa Apartments with $1,115,000, BayGreen Industrial Park with $10,000, Pin Oaks Apartments with $1,029,000, EastGate Apartments with $106,000, and Plantations Apartments with $650,000.

         The increase in investment in joint venture is due to the joint venture acquired in the LNH merger of $4,298,000. This joint venture investment consists solely of a 144,264 square foot shopping center in Warwick, Rhode Island which is currently being offered for sale. The Trust accounts for its 50% investment in the joint venture using the equity method and the cost of the investment is adjusted by the Trust's share of the joint venture's results of operations less any distributions.

         Mortgage loans receivable increased $6,495,000 during 1996. The Trust acquired four loans in the LNH merger which were recorded at $5,614,000, and two loans in the Copley merger which were recorded at $880,000. At the date of the mergers, the loans had a principal balance of $7,983,000. The notes were discounted and the difference between the present value of the loans and the face amount is being amortized over the life of the loans. Mortgage loans decreased $338,000 due to principal payments received and $200,000 due to the writedown of the Plus Park mortgage note receivable to the fair value of the collateral. Also, mortgage loans increased $418,000 due to the amortization of loan discounts and $121,000 due to advances on mortgage loans.

         Investments in real estate investment trusts decreased from $10,787,000 at December 31, 1995 to $934,000 at December 31, 1996. This decrease was primarily due to the investment in LNH of $3,918,000, and the investment in Copley of $6,193,000, which were allocated to the purchase price of the assets as a result of the mergers discussed previously. The Trust incurred $292,000 in merger costs for LNH and $2,866,000 in merger costs for Copley which were allocated to the purchase price of the assets as a result of the mergers. Also, the Trust acquired 300,000 shares of Liberte' stock received in the LNH merger, and sold all of this stock for $1,056,000. The Trust recognized a gain of $6,000 for financial reporting purposes on this sale. Prior to the May 14, 1996 merger of

LNH, the Trust recognized $43,000 of equity in earnings of LNH and $88,000 of unrealized gains, offset by $77,000 of LNH dividends received. Prior to the June 19, 1996 merger of Copley, the Trust recognized unrealized gains of $1,322,000 recorded on the Trust's available-for-sale securities (Copley) in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the merger dates, the balance of unrealized gains on Copley of $1,940,000 and $138,000 of unrealized gains on LNH was offset against unrealized gains in shareholders' equity. The investment in real estate investment trusts of $934,000 at December 31, 1996 represents purchases of stock in another real estate investment trust.

         Total land and land purchase-leaseback investments decreased $242,000 during 1996. Increases were due to land acquired in the LNH merger of $521,000 and land acquired in the Copley merger of $3,280,000. These increases were more than offset by the sale of the Bellevue land purchase-leaseback investment ("Bellevue"), the sale of the Taco Bell land purchase-leaseback investment ("Taco Bell"), the sale of the Southwyck and Wellington parcels of land acquired in the LNH merger and the Sample I-95 land acquired in the Copley merger. In April 1996, the Trust sold Bellevue in Bellevue, Nebraska for $472,000 and recognized a gain of $472,000 for financial reporting purposes. The Trust had written off this investment in 1994 as a result of the loss of the property's largest tenant. In May 1996, the Trust sold Taco Bell in Madisonville, Kentucky for $142,000 and recognized a gain of $130,000. In June 1996, the Trust sold the Southwyck parcel of land in Houston, Texas for $149,000 and recognized a gain of $52,000. In July 1996, the Trust sold the Sample I-95 land in Pompano Beach, Florida for $3,267,000 and recognized a loss of $13,000. In September 1996, the Trust sold the Wellington parcel of land in Houston, Texas for $601,000 and recognized a gain of $204,000. Also the Trust reclassified the Rampart land in Denver, Colorado of $229,000 to industrial development, and the Silvermill parcel of land in Houston, Texas of $27,000 to land held for sale.

         Other assets increased $2,722,000 primarily as a result of $1,910,000 placed in escrow from the Plantation Apartments sale. The Trust plans to replace the property in a tax deferred exchange. The remaining increase of $812,000 is a result of normal business operations.

         Mortgage notes payable increased $47,913,000 during 1996, including increases of $59,681,000 due to the merger with Copley and the $19,000,000 mortgage notes payable placed on the Huntwood and Wiegman properties in August 1996. These increases were offset by regularly scheduled principal payments of $1,695,000, the repayment of the $3,132,000 first mortgage on the Garden Villa Apartments sold January 31, 1996, the repayment of $20,715,000 of Copley mortgages and the repayment of the $5,226,000 first mortgage on the Plantations Apartments sold December 19, 1996.

         Notes payable to banks increased from $4,359,000 at December 31, 1995 to $13,962,000 at December 31, 1996, as a result of borrowings of $60,374,000 and payments of $50,771,000. As of December 31, 1996, the acquisition line had a balance of $9,028,000 and the working capital line had a balance of $4,934,000.

         Accounts payable and accrued expenses increased $797,000 during the year ended December 31, 1996, compared to December 31, 1995. Of this amount, $713,000 was recorded in the LNH merger and $1,063,000 was recorded in the Copley merger. Also, accounts payable and other liabilities decreased $979,000 as a result of normal business operations.

         Minority interests increased $2,232,000 during the year ended December 31, 1996 compared to December 31, 1995. Of this amount, $783,000 was recorded in the LNH merger and $1,740,000 was recorded in the Copley merger. Also, minority interests in joint ventures decreased $291,000 as a result of normal business operations.

         Shares of beneficial interest increased 4,201,481 shares as a result of 927,366 shares issued in the LNH merger, 3,238,343 shares issued in the Copley merger, 31,500 stock options exercised, 12,750 shares retired, 9,640 shares issued in payment of incentive compensation and 7,382 shares issued in the Trust's new dividend reinvestment plan.

         Unrealized gain on securities decreased $667,000 as a result of the LNH and Copley mergers.

         Undistributed earnings increased from $9,657,000 at December 31, 1995 to $10,997,000 at December 31, 1996, as a result of net income for financial reporting purposes of $12,509,000 exceeding dividends of $11,169,000.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         Net income for 1996 was $12,509,000 ($1.44 per share) compared to net income in 1995 of $7,711,000 ($1.22 per share). Income before gain on investments was $7,169,000 in 1996 compared to $4,389,000 in 1995. Gain on investments was $5,340,000 in 1996 compared to $3,322,000 in 1995.

         The results of operations include the results of operations for LNH from May 14, 1996 through December 31, 1996, and the results of operations for Copley from June 19, 1996 through December 31, 1996.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $7,070,000 or 42% for 1996, compared to 1995.

     Property net operating income (loss) and percentage leased by property type were as follows:


                                                   PNOI
                                                Year Ended                      Percent
                                                December 31,                    Leased
                                                ------------                    ------
                                         1996                  1995            12-31-96
                                         ----                  ----            --------
                                                        (In thousands)

                  Industrial           $14,327                 7,968                97%
                  Office Buildings       4,454                 3,200                97%
                  Apartments             4,824                 5,657                97%
                  Other                    276                   (14)                 -
                                       -------                ------
                  Total PNOI           $23,881                16,811
                                       =======                ======

         PNOI from industrial properties increased $6,359,000 for 1996 compared to 1995. Industrial properties held throughout the year, showed an increase in PNOI of 3.6% for the year ended December 31, 1996. PNOI from industrial properties increased $5,432,000 for the year, as a result of the industrial properties received in the mergers with LNH and Copley discussed previously. Also contributing to this increase in PNOI from industrial properties was the acquisition of Jetport 515 Commerce Park in September 1995, Walnut Business Center in August 1996, Braniff Park West in September 1996, and the development of a 36,400 square foot distribution building at the Phillips Distribution Center completed in August 1995. In addition, the increase in PNOI from industrial properties was primarily due to improved operations at Rampart Distribution Center, Lake Pointe Business Park, Deerwood Distribution Center, JetPort Commerce Park and Northwest Distribution Center.

         PNOI from the Trust's office buildings increased $1,254,000 for 1996 compared to 1995. The increase for the year ended December 31, 1996 is due primarily to the PNOI of $1,218,000 from the office buildings received in the merger with Copley discussed previously, and a slight improvement in operations from office properties held throughout 1996 compared to 1995. These increases were offset by the sale of the Cascade VII office building in September 1995. Office properties held throughout the year ending December 31, 1996 and 1995 showed an increase in PNOI of 3.9% for 1996 compared to 1995.

         PNOI from the Trust's apartment properties decreased $833,000 for 1996 compared to 1995. This decrease is primarily attributable to the sale of the SunChase Apartments in October 1995, the Garden Villa Apartments in January 1996, the Pin Oaks and EastGate Apartments in November 1996 and the Plantations Apartments in December 1996, offset by the acceptance of a deed in lieu of foreclosure on the EastGate Apartments in April 1995. Apartment properties held throughout the years ended December 31, 1996 and 1995 showed an increase in PNOI of 1.2%.

         Interest income on mortgage loans increased $608,000 for 1996 compared to 1995. The following is a breakdown of interest income for the year ended December 31, 1996 compared to 1995:

                                                          Year Ended
                                                          December 31,
                                                ----------------------------
                                                   1996               1995
                                                ---------           --------
                                                        (In thousands)

Interest income from:
    Land mortgage loans                         $   566                  -
    Apartment mortgage loans                        514                537
    Motel mortgage loans                            403                340
    Other mortgage loans                            147                 10
    25% joint venture
      mortgage loans                                 14                149
                                                -------            -------
                                                $ 1,644              1,036
                                                =======            =======

Interest income from land mortgage loans increased as a result of interest income on loans received in the mergers with LNH and Copley discussed previously. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the wrap mortgage loans decreased as a result of the foreclosure in April 1995 of the EastGate mortgage. Interest income from the 25% joint venture mortgage loans decreased as a result of repayments of these notes. The LNH loans were discounted to allocated fair value at the merger date. This discount is being amortized over the life of the loans and amounted to $287,000 for the year ended December 31, 1996.

         Interest expense increased $2,643,000 from 1995 to 1996. Average bank borrowings were $11,572,000 in 1996 compared to $22,874,000 in 1995 with average interest rates of 7.3% in 1996 compared to 8.8% in 1995. Bank interest rates at December 31, 1996 and 1995 were 7.48% (LIBOR plus 1.85%) and 7.94%, respectively. Interest expense on real estate properties increased as a result of the following new mortgages and mortgages assumed in the Copley merger:


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
                                                                               --------
                                                                                $51,100
                                                                               ========


MORTGAGES ASSUMED IN COPLEY MERGER:

DATE OF
ASSUMPTION                                     INTEREST        MATURITY         AMOUNT OF
OF LOAN           PROPERTY                       RATE            DATE            MORTGAGE
--------  ----------------------------          ------         ---------         ----------
                                                                                      (In
                                                                                 thousands)

 6-19-96     University Business Center          9.060%        4-01-00            $ 9,261
 6-19-96     University Business Center          9.370%        1-01-97              8,250
 6-19-96     Wiegman Associates                  8.750%       10-01-97                973
 6-19-96     Columbia Place                      8.875%       12-31-09             10,139
 6-19-96     Dominguez Properties                9.000%        1-01-97              5,175
 6-19-96     Metro Business Park                 9.250%        3-01-97              3,411
 6-19-96     Metro Business Park                 8.000%        4-01-98              1,757
                                                                                 --------
                                                                                  $38,966
                                                                                 ========

These increases were offset by the repayment of the Exchange Drive Warehouse mortgage payable of $565,000 and the JetPort mortgage payable of $636,000 in September 1995, and the repayment of the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995. The mortgages assumed in the Copley merger are net of principal repayments of $20,715,000, repaid shortly after the merger date.

         Gains on investments resulted from the following sales in 1996 and 1995:


DECEMBER 31, 1996
------------------
                                                                    DISCOUNTED
                                                                     NET SALES      RECOGNIZED
DATE SOLD                                              BASIS           PRICE        GAIN (LOSS)
---------                                              -----        -----------     -----------
                                                                    (In thousands)
                REAL ESTATE PROPERTIES:
1-96                Garden Villa
                     Apartments                        $ 2,715          4,068          1,353
9-96                BayGreen Industrial Park             1,679          1,677             (2)
11-96               Pin Oaks Apartments                  1,675          4,235          2,560
11-96               EastGate Apartments                  1,326          1,753            427
12-96               Plantations Apartments               6,765          7,116            351

                LAND PURCHASE-LEASEBACKS:

4-96                Bellevue                                --            472            472
5-96                Taco Bell                               12            142            130

                LAND:

6-96                Southwyck parcel                        97            149             52
7-96                Sample I-95 land                     3,280          3,267            (13)
9-96                Wellington parcel                      397            601            204

                SECURITIES:

Various             Liberte' stock                       1,050          1,056              6

                MORTGAGE LOANS:

12-96               Writedown of Plus Park                 200             --           (200)
                                                       -------        -------        -------
                                                       $19,196         24,536          5,340
                                                       =======        =======        =======


DECEMBER 31, 1995
------------------
                                                         DISCOUNTED
                                                          NET SALES   RECOGNIZED
DATE SOLD                                        BASIS      PRICE     GAIN (LOSS)
---------                                        -----   -----------  -----------
                                                      (In thousands)
              LAND PURCHASE-LEASEBACKS:
2-95            Winchester Ranch               $  450        862         412
6-95            Iroquois                          320      1,495       1,175

              REAL ESTATE PROPERTIES:
6-95            Cascade Office
                 Building - writedown             136         --        (136)
9-95            Cascade Office Building         1,486      1,486          --
10-95           Sunchase Apartments             2,515      4,396       1,881
12-95           2100 Exchange                     549        539         (10)
                                               ------     ------      ------
                                               $5,456      8,778       3,322
                                               ======     ======      ======


The Liberte' stock and the Southwyck parcel were investments received in the LNH merger on May 14, 1996. The gain on sale of the BayGreen Industrial Park and the Sample I-95 land are gains on investments received in the Copley merger on June 19, 1996.

         NAREIT has recommended supplemental disclosures concerning capital expenditures, leasing costs, and straight-line rents. The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1996 and 1995 by category are as follows:

                                                           Years Ended
                                                           December 31,
                                                       -------------------
                                                         1996        1995
                                                       -------    --------
                                                         ( In thousands)

         Upgrades on acquisitions                      $    90         981
         Major Renovation/New Development                4,562       1,499
         Tenant improvements:
             New tenants                                   959       1,367
             Renewal tenants                               852         221
         Other                                           1,006         318
                                                       -------     -------
                                                       $ 7,469       4,386
                                                       =======     =======

         Leasing costs are capitalized and included in other assets. The costs are amortized over the life of the leases using the straight-line method and are included in depreciation and amortization expense. A summary of these costs is as follows:

                                                     Years Ended
                                                     December 31,
                                              -------------------------
                                                1996               1995
                                              --------          -------
                                                    (In thousands)
         Capitalized
         leasing costs:
           New Tenants                         $ 528             493
           Renewal Tenants                       290             269
                                               -----          ------
                                               $ 818             762
                                               =====          ======

         Amortization of
         leasing costs                         $ 493             378
                                               =====          ======


         Straight-line rent (decreased) increased rental income by ($51,000) and $17,000 for the years ended December 31, 1996 and 1995. This resulted from income recorded on the straight line method as compared to when cash was actually received. Rental income from real estate operations is principally recognized based on the terms of the operating leases, which does not differ materially from recognizing rental income on a straight-line basis.


1995 Compared to 1994

         Net income for 1995 was $7,711,000 ($1.22 per share) compared to net income in 1994 of $7,168,000 ($1.16 per share). Income before gains on investments was $4,389,000 in 1995 compared to $4,846,000 in 1994. Gains on investments were $3,322,000 in 1995 compared to $2,322,000 in 1994.

         PNOI increased by $3,358,000 or 25% for 1995 compared to 1994. PNOI
(loss) and percentage leased by property type were as follows:

                                                     PNOI
                                                   Year Ended                 Percent
                                                 December 31,                 Leased
                                                 ------------                 ------
                                             1995            1994            12-31-95
                                             ----            ----            --------
                                                       (In thousands)

                  Industrial               $ 7,968           5,441                98%
                  Office Buildings           3,200           3,373                96%
                  Apartments                 5,657           4,663                95%
                  Other                        (14)            (24)                 -
                                           -------          ------
                  Total PNOI               $16,811          13,453
                                           =======          ======



PNOI from industrial properties increased $2,527,000 for 1995 compared to 1994. This increase is primarily the result of the acquisition of Exchange Distribution Center

("Exchange") in May 1994, Jetport 516 Commerce Park ("JetPort 516") in May 1994, Phillips in July 1994, Northwest Point Business Park ("Northwest") in September 1994, Westport in October 1994 and Baxter Warehouse ("Baxter") in December 1994. Industrial properties held throughout the year ended December 31, 1995 and 1994 showed an increase in PNOI of 15.8% for 1995 compared to 1994. Contributing to this increase in PNOI from industrial properties were improved operations at Rampart Distribution Center ("Rampart"), Sunbelt Distribution Center ("Sunbelt") and Lake Pointe Business Park ("Lake Pointe"). PNOI for the Trust's apartment properties increased $994,000 for 1995 compared to 1994. This increase is primarily attributable to the acquisition of Plantations at Killearn ("Plantations") in April 1994, Hampton House Apartments ("Hampton") in August 1994, Grande Pointe Apartments ("Grande Pointe") in September 1994 and the deed in lieu of foreclosure on the EastGate Apartments in April 1995. PNOI from the Trust's office buildings decreased $173,000 for 1995 compared to 1994. This decrease is primarily the result of reduced occupancy at 8150 Leesburg Pike ("Leesburg Pike"), offset by the acquisition of the Santa Fe Energy Building ("Santa Fe") in February 1994.

         Land rents decreased $181,000 for 1995 compared to 1994, primarily as a result of the sales of the Parklane on Peachtree, Iroquois, and Winchester Ranch land purchase-leaseback investments and the deed in lieu of foreclosure on the EastGate Apartments land purchase-leaseback investment. These decreases were offset by the acquisition in 1994 of two small commercial parcels at a foreclosure sale. The Trust held mortgages on two commercial parcels which were additional collateral for the Madison Square land purchase-leaseback investment written off in 1992.

         Equity in earnings from LNH of $203,000 was recorded during 1995, compared to $123,000 for 1994.

         Interest income on mortgage loans decreased $5,000 for 1995 compared to 1994. The following is a breakdown of interest income for 1995 compared to 1994.

                                                         Year Ended
                                                        December 31,
                                                       ------------
                                                    1995             1994
                                                    ----             ----
                                                      (In thousands)
Interest income from:
  25% joint venture mortgage loans                $ 149               117
  Motel mortgage loans                              340               211
  Wrap mortgage loans                               537               709
  Other mortgage loans                               10                 4
                                                 ------             -----
                                                 $1,036             1,041
                                                 ======             =====

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

         Interest expense increased $2,382,000 from 1994 to 1995. Average bank borrowings were $22,874,000 in 1995 compared to $11,086,000 in 1994 with average interest rates of 8.8% in 1995 compared to 7.9% in 1994. Bank interest rates at year end were 7.94% for 1995 and 8.5% for 1994. Interest expense on real estate properties increased as a result of the acquisition of Northwest in September 1994 with a mortgage of $4,321,000 which was assumed, and the acquisition of JetPort 516 in May 1994 with a mortgage of $657,000 which was assumed. Also contributing to this increase were the new mortgages of $6,000,000 on Sutton House Apartments ("Sutton House") on May 25, 1994, $2,400,000 on 56th Street on July 21,

1994, and new mortgages of $32,100,000 in 1995. These increases were offset by the repayment of the Exchange Drive warehouse mortgage payable of $565,000 and the JetPort mortgage payable of $636,000. The Trust repaid the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995. The Trust used the proceeds from the new LaVista mortgage plus borrowings on the bank line for this repayment.

         Depreciation and amortization increased $1,290,000 for 1995 compared to 1994, primarily as a result of the property acquisitions in 1994.

         At the Trust's annual meeting on December 16, 1994, the shareholders approved the implementation of a new incentive compensation plan which eliminated stock appreciation rights and incentive compensation units. Stock appreciation rights expense (recovery), which was adjusted quarterly based on fluctuations in the Trust's quoted share price, was $0 for 1995 and ($129,000) for 1994.

         As discussed above, the Trust sold its Winchester Ranch land purchase-leaseback investment in February 1995 and its Iroquois land purchase-leaseback investment in June 1995 and recognized gains of $1,587,000. Also, the Trust wrote down its investment in the Cascade VII office building in Columbus, Ohio by $136,000 to its estimated net realizable value and sold this investment in September 1995 for cash of $1,450,000 and a mortgage note receivable of $150,000. No additional gain or loss was recognized on this transaction. In October 1995, the Trust sold the Sunchase Apartments in Corpus Christi, Texas for $4,580,000 and recognized a gain of $1,881,000 on the sale. Also, the Trust sold one of the Exchange Drive Warehouses in Dallas, Texas for $570,000 and recognized a loss of $10,000 on the sale. In April 1994, the Trust sold its Parklane on Peachtree land purchase-leaseback investment for $3,500,000 and used the proceeds to acquire the Plantations at Killearn Apartments through a tax deferred exchange. The Trust recognized a gain of $2,494,000 on the sale.

         The real estate investment trust industry has recommended supplemental disclosures concerning capital expenditures, leasing costs, financing costs and straight-line rents.

         The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1995 and 1994 by category are as follows:

                                                        Year Ended
                                                       December 31,
                                                       ------------
                                                   1995            1994
                                                   ----            ----
                                                      (In thousands)

Upgrades on acquisitions                         $  981             965
New development costs                             1,071               -
Major renovation                                    428           1,420
Tenant improvements:

  New tenants                                     1,367             540
  Renewal tenants                                   221             588
Other                                               318             889
                                                 ------           -----
                                                 $4,386           4,402
                                                 ======           =====


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

         Rental income included straight-line rent of $17,000 and $138,000 for the years ended December 31, 1995 and 1994. This resulted from income recorded on the straight line method as compared to when cash was actually received.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $13,996,000 for the year ended December 31, 1996. The Trust distributed $11,169,000 in dividends. Other sources of cash were collections on mortgage loan receivables, sales of real estate investments, mortgage borrowings and bank borrowings. Primary uses of cash were for capital improvements at the various properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares.

Total debt at December 31, 1996 is as follows:

                                                           December 31,
                                                    ------------------------
                                                       1996           1995
                                                    ----------      --------
                                                         (In thousands)
Mortgage notes payable - fixed rate                  $115,116         67,203
Bank notes payable - floating rate                     13,962          4,359
                                                     --------       --------
      Total debt                                     $129,078         71,562
                                                     ========       ========

         The Trust currently has a working capital line of credit of $20,000,000 and an acquisition line of credit of $15,000,000 available for the acquisition of properties and other working capital requirements. The interest rate on both the working capital line and the acquisition line at December 31, 1996 was LIBOR plus 1.85% (or 7.48%). There is also a .125% fee on the unused amount of the $20 million credit line and the $15 million acquisition credit line. As of December 31, 1996, the acquisition line had a balance of $9,028,000 and the working capital line had a balance of $4,934,000. Also, the working capital line and the acquisition line mature April 30, 1997 and April 30, 1999, respectively. On March 27, 1997, the interest rate on both the working capital line and the acquisition line was reduced to LIBOR plus 1.75%.

         Budgeted capital expenditures for the year ending December 31, 1997 are as follows:

                                                                  (In thousands)
                                                                  -------------
         Upgrades on acquisitions                                $         330
         Major renovations/New development                               3,512
         Tenant Improvements:
           New Tenants                                                   1,009
           Renewal Tenants                                                 169
         Other                                                             918
                                                                 -------------
                                                                 $       5,938
                                                                 =============

         The Trust anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Trust's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders,
(iv) capital improvements, and (v) normal repair and maintenance expenses at its properties both in the short and long term.

         On February 4, 1997, the Trust announced the offering of 1,875,000 shares of Beneficial Interest under its existing shelf registration statement. The shares were sold to institutional investors. The net proceeds of the offering (approximately $32,775,000, net of underwriting commissions and expenses) were used for the repayment of approximately $30,000,000 of outstanding indebtedness and to fund working capital requirements, including the acquisition of industrial properties. On February 28, 1997, the underwriter notified the Trust of its intention to exercise its over-allotment option to purchase an additional 225,000 shares. This transaction closed on February 28, 1997 and the Trust used the net proceeds of $3,950,000 for working capital requirements.

         The Trust has entered into contracts to purchase two industrial properties in Houston, Texas. The total investment in these properties is estimated to be $9,200,000 and are scheduled to close in the second quarter of 1997. On March 20, 1997, the Trust purchased Interchange A in Jackson, Mississippi for a total investment of approximately $1,090,000.

         On March 20, 1997, the Trust announced that its Board of Trustees approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend will be distributed on April 7, 1997 to shareholders of record as of March 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant's Consolidated Balance Sheets as of December 31, 1996 and 1995, and its Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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

FORWARD-LOOKING STATEMENTS

         In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Trust's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Trust also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Trust assumes no obligation to update forward-looking statements. See also the Trust's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                                               Page
                                                                                                                               ----

(a)(1)      Consolidated financial statements
                    Independent Auditors' Report                                                                               27
                    Consolidated Balance Sheets - December 31, 1996 and 1995                                                   28
                    Consolidated Statements of Operations - Years ended December
                      31, 1996, 1995 and 1994                                                                                  29
                    Consolidated Statements of Changes in Shareholders' Equity
                      Years ended December 31, 1996, 1995 and 1994                                                             30
                    Consolidated Statements of Cash Flows - Years ended December
                      31, 1996, 1995 and 1994                                                                                  31
                    Notes to Consolidated Financial Statements                                                                 32

   (2)(a)   Consolidated financial statement schedules
                    Schedule III - Real estate properties and accumulated depreciation                                         48
                    Schedule IV - Mortgage loans on real estate                                                                53

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the notes to the financial statements.

                                 EXHIBIT INDEX
                                 -------------

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:


 (3) Form 10-K exhibits:

 (3)     (a)     Restated Declaration of Trust (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Registrant's
         Registration Statement on Form S-4 (No. 33-65337) filed February 27, 1996)
         (b)     Amendment to Restated Declaration of Trust (incorporated by reference to Appendix E of the Registration Statement on Form S-4 (No. 333-01815).
         (c)     Trustees Regulations of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's 1980 Annual
         Report on Form 10-K).
         (d)     Amendment to the Registrant's Trustees Regulations (incorporated by reference to Exhibit 3 of the Registrant's
         1980 Annual Report on Form 10-K)
         (e)     Amendment to Registrant's Trustees Regulations (incorporated by reference to Exhibit 3(d) of the Registrant's 1983
         Annual Report on Form 10-K).

(10)     (a)      EastGroup Properties 1994 Management Incentive Plan (incorporated by reference to Appendix D of the Registrant's
         Registration Statement on Form S-4 (No. 333-01815).*
         (b)      EastGroup Properties 1991 Trustees Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the
         Registrant's proxy statement dated April 26, 1994).*
         (c)      Agreement and Plan of Merger among EastGroup Properties, EastGroup-LNH Corporation and LNH REIT, Inc.
         (incorporated by  reference to Appendix A of the Registrant's Registration Statement on Form S-4 (No. 33-65337) filed
         December 22, 1995).
         (d)      Agreement and Plan of Merger between Copley Properties, Inc. and EastGroup Properties (incorporated by reference to Exhibit IX to Amendment No. 9 to the Registrant's Statement on Schedule 13D dated February 12, 1996).
         (e)      Form of Change in Control Agreement that Registrant has entered into with each executive officer (filed herewith)*

(11)     Statement re: Computation of per share earnings (filed herewith)
(21)     Subsidiaries of Registrant (filed herewith)
(23)     Consent of KPMG Peat Marwick LLP (filed herewith)
(24)     Powers of attorney (filed herein)
(27)     Financial Data Schedule (filed herewith)


(28) Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28(e) of the Registrant's 1986 Annual Report on Form 10-K)

*Indicates management or compensatory agreement.

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1996

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----

Independent Auditors' Report                                                          27
Consolidated Balance Sheets as of December 31, 1996 and 1995                          28
Consolidated Statements of Operations for the years ended December 31, 1996,
  1995 and 1994                                                                       29
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1996, 1995 and 1994                                                    30
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
  1995 and 1994                                                                       31
Notes to Consolidated Financial Statements                                            32


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

Jackson, Mississippi                                      KPMG Peat Marwick LLP
March 21, 1997


                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                             ------------
                                                                       1996                1995
                                                                       ----                ----
                                                                           (In thousands,
                                                                         except share data)

                        ASSETS
Real estate properties:
  Industrial                                                          $ 186,908             76,099
  Industrial development                                                  1,925                 --
  Office buildings                                                       38,912             29,847
  Apartments                                                             37,494             45,831
                                                                      ---------          ---------
                                                                        265,239            151,777
  Less accumulated depreciation                                         (22,703)           (18,105)
                                                                      ---------          ---------
                                                                        242,536            133,672
Real estate held for sale:
  Land                                                                      585                558
  Operating properties                                                   14,293              3,827
    Less accumulated depreciation                                          (859)            (1,101)
  Investment in joint venture                                             4,367                 --
                                                                      ---------          ---------
                                                                         18,386              3,284
Mortgage loans                                                           12,503              6,008
Land and land purchase-leasebacks                                           527                769
Investment in real estate investment trusts                                 934             10,787
Cash and cash equivalents                                                   438                 26
Other assets                                                              6,131              3,409
                                                                      ---------          ---------
                                                                      $ 281,455            157,955
                                                                      =========          =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage notes payable                                                $ 115,116             67,203
Notes payable to banks                                                   13,962              4,359
Accounts payable and accrued expenses                                     2,893              2,096
Minority interests                                                        3,141                909
Other liabilities                                                         1,017                488
                                                                      ---------          ---------
                                                                        136,129             75,055
                                                                      ---------          ---------
SHAREHOLDERS' EQUITY
Shares of beneficial interest, par value $1.00 per share;
   authorized 20,000,000 shares; issued 10,548,965 shares
  in 1996 and 6,347,484 shares in 1995                                   10,549              6,348
Additional paid-in capital                                              123,780             66,228
Undistributed earnings                                                   10,997              9,657
Unrealized gain on securities                                                --                667
                                                                      ---------          ---------
                                                                        145,326             82,900
                                                                      ---------          ---------
                                                                      $ 281,455            157,955
                                                                      =========          =========



           See accompanying notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                       1996              1995             1994
                                                                       ----              ----             ----
                                                                                (In thousands, except
                                                                                   per share data)
REVENUES
  Income from real estate operations                                  $37,143            28,386            23,194
  Land rents                                                              158               217               398
  Equity in earnings of real estate investment trust                       43               203               123
  Interest:
    Mortgage loans                                                      1,644             1,036             1,041
    Other                                                                  74                 -                13
  Other                                                                   703               422               126
                                                                      -------           -------           -------
                                                                       39,765            30,264            24,895
                                                                      -------           -------           -------
EXPENSES
  Operating expenses from real estate operations                       13,262            11,575             9,741
  Interest expense                                                      8,930             6,287             3,905
  Depreciation and amortization                                         7,759             5,613             4,323
  Minority interests in joint ventures                                    289               220               163
  General and administrative expenses                                   2,356             2,180             2,046
  Stock appreciation rights recovery                                        -                 -              (129)
                                                                      -------            ------           -------
                                                                       32,596            25,875            20,049
                                                                      -------           -------           -------

         Income before gains on investments                             7,169             4,389             4,846
                                                                      -------           -------           -------
GAINS ON INVESTMENTS
  Real estate                                                           5,334             3,322             2,322
  Real estate investment trust securities                                   6                 -                 -
                                                                      -------           -------           -------
                                                                        5,340             3,322             2,322
                                                                      -------           -------           -------
         NET INCOME                                                   $12,509             7,711             7,168
                                                                      =======           =======           =======
NET INCOME PER SHARE OF BENEFICIAL INTEREST                           $  1.44              1.22              1.16
                                                                      =======           =======           =======
WEIGHTED AVERAGE SHARES OUTSTANDING                                     8,677             6,338             6,170
                                                                      =======           =======           =======



          See accompanying notes to consolidated financial statements

                                                 CONSOLIDATED STATEMENTS OF CHANGES
                                                      IN SHAREHOLDERS' EQUITY

                                                   Shares of     Additional                   Unrealized
                                                  Beneficial       Paid-In    Undistributed     Gain on
                                                   Interest        Capital      Earnings      Securities      Total
                                                   --------        -------      --------      ----------      -----
                                                                     (In thousands, except share and per share data)

BALANCE, DECEMBER 31, 1993                          $ 3,692         37,026          8,083             -        48,801
  Net income                                              -              -          7,168             -         7,168
  Cash dividends declared, $.87 per share                 -              -         (5,528)            -        (5,528)
  Exercise of 117,000 options                           117            848              -             -           965
  Purchase and retirement of 69,999 shares              (70)          (754)             -             -          (824)
  Issuance of 17,096 shares, incentive
    compensation                                         17            175              -             -           192
  Issuance of 2,625,000 shares in public
    offering                                          2,625         29,539              -             -        32,164
  Issuance of 1,044,132 shares in Eastover
    Corporation merger                                1,044         10,645              -             -        11,689
  Retire 1,092,267 shares in Eastover
    Corporation merger                               (1,092)       (11,380)             -             -       (12,472)
  Change in unrealized gain on securities                 -              -              -            21            21
                                                    -------        -------         ------        ------       -------
BALANCE, DECEMBER 31, 1994                            6,333         66,099          9,723            21        82,176
  Net income                                              -              -          7,711             -         7,711
  Cash dividends declared, $1.23 per share                -              -         (7,777)            -        (7,777)
  Exercise of 22,500 options                             23            217              -             -           240
  Purchase and retirement of 7,500 shares                (8)           (88)             -             -           (96)
  Change in unrealized gain on securities                 -              -              -           646           646
                                                    -------        -------         ------        ------       -------
BALANCE, DECEMBER 31, 1995                            6,348         66,228          9,657           667        82,900
  Net income                                              -              -         12,509             -        12,509
  Cash dividends declared, $1.28 per share                -              -        (11,169)            -       (11,169)
  Exercise of 31,500 options                             32            321              -             -           353
  Purchase and retirement of 12,750 shares              (13)          (137)             -             -          (150)
  Issuance of 9,640 shares, incentive compensation       10            118              -             -           128
  Issuance of 927,366 shares in LNH merger              927         12,713              -             -        13,640
  Issuance of 3,238,343 shares in
    Copley merger                                     3,238         44,420              -             -        47,658
  Issuance of 7,382 shares in
    dividend reinvestment plan                            7            117              -             -           124
  Change in unrealized gain on securities                 -              -              -          (667)         (667)
                                                   --------        -------         ------       -------      --------
BALANCE, DECEMBER 31, 1996                         $ 10,549        123,780         10,997             -       145,326
                                                   ========        =======         ======       =======      ========




           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                       1996               1995               1994
                                                                                       ----               ----               ----
                                                                                                        (In thousands)

OPERATING ACTIVITIES:
  Net income                                                                         $ 12,509              7,711            7,168
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of  deferred
      leasing costs                                                                     7,759              5,613            4,323
    Stock appreciation rights recovery                                                      -                  -             (129)
    Gains on investments, net                                                          (5,340)            (3,322)          (2,322)
      Real estate investment trust:
      Equity in earnings                                                                  (43)              (203)            (123)
      Dividends received                                                                   77                182               60
    Other                                                                                (142)              (134)             (64)
    Changes in operating assets and liabilities:
      Accrued income and other assets                                                    (122)               834              251
      Accounts payable, accrued expenses and prepaid
        rent                                                                             (702)              (935)            (716)
                                                                                      -------            -------          -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            13,996              9,746            8,448
                                                                                      -------            -------          -------

INVESTING ACTIVITIES:
  Advances on mortgage loans receivable                                                  (121)              (150)          (1,862)
  Payments on mortgage loans receivable, net of
       amortization of loan discounts                                                     (80)             1,950              581
  Sales of real estate investments                                                     23,480              8,778            3,491
  Sales of real estate investment trust securities                                      1,056                  -                -
  Real estate improvements                                                             (7,469)            (4,386)          (4,241)
  Purchases of real estate                                                            (13,865)              (806)         (44,584)
  Purchases of real estate investment trusts shares                                      (934)            (9,263)               -
  Return of capital dividends                                                               -                 87              197
  Cash balances of acquired companies                                                   2,750                  -               28
  Merger expenses                                                                      (3,169)                 -             (144)
  Change in other assets and other liabilities                                         (2,225)            (1,931)            (297)
                                                                                      -------            -------          -------
  NET CASH USED IN INVESTING ACTIVITIES                                                  (577)            (5,721)         (46,831)
                                                                                      --------           -------          -------
FINANCING ACTIVITIES:
  Proceeds from bank borrowings                                                        60,374             30,272           44,620
  Proceeds from mortgage notes payable                                                 19,000             32,100            7,800
  Principal payments on bank borrowings                                               (50,771)           (54,584)         (35,152)
  Principal payments on mortgage notes payable                                        (30,768)            (4,455)          (6,240)
  Distributions paid to shareholders                                                  (11,169)            (7,777)          (7,339)
  Purchases of shares of beneficial interest                                             (150)               (96)            (824)
  Proceeds on exercise of stock options                                                   353                240              965
  Net proceeds from issuance of shares of
    beneficial interest                                                                     -                  -           32,164
  Proceeds from dividend reinvestment plan                                                124                  -                -
                                                                                      -------            -------          -------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (13,007)            (4,300)          35,994
                                                                                      -------            -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          412               (275)          (2,389)
Cash and cash equivalents at beginning of year                                             26                301            2,690
                                                                                      -------            -------          -------
Cash and cash equivalents at end of year                                              $   438                 26              301
                                                                                      =======            =======          =======

Supplemental Cash Flow Information:
  Debt assumed by buyer of real estate                                                $ 8,359                  -            2,211
  Cash paid for interest                                                                8,444              5,926            3,958
  Debt assumed by the Trust in purchase of real
    estate                                                                                  -                  -            4,813
  Net liabilities assumed in Eastover merger                                                -                  -              638
  Fair value of shares issued in Copley merger                                         47,658                  -                -
  Fair value of shares issued in LNH merger                                            13,640                  -                -


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1)  Significant Accounting Policies

         (a)  Principles of Consolidation

         The consolidated financial statements include the accounts of EastGroup Properties ("the Trust"), its wholly-owned subsidiaries and its investment in five joint ventures. At December 31, 1996, the five properties in the joint ventures included the 75% owned 56th Street Commerce Park, JetPort Commerce Park, and WestPort Commerce Center, the 80% owned University Business Center and the 77.78% owned Liberty Corners Shopping Center. Each joint venture's assets, liabilities, revenues and expenses are recorded by the Trust with minority interests provided for the percentage not owned. All significant intercompany transactions and accounts have been eliminated in consolidation. The Trust's investment in Cowesett Corners Shopping Center (a 50% owned joint venture) is not consolidated, but accounted for using the equity method of accounting.

         (b) Federal Income Taxes

         EastGroup Properties, a Maryland real estate investment trust, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code, and it intends to continue to qualify as such. The Trust distributed to its shareholders all of its 1996, 1995 and 1994 taxable income. Accordingly, no provision for federal income taxes was necessary.

Distributions paid per share for federal income tax purposes follow:

                                                Years Ended December 31,
                                              --------------------------

                                              1996       1995        1994
                                              ----       ----        ----

         Ordinary income                     $1.28       1.23         1.16


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

         (c) Income Recognition

         Rental income from real estate operations is principally recognized based on the terms of the operating leases, which does not differ materially from recognizing rental income on a straight line basis.

         Interest income on mortgage loans is recognized on the accrual method, unless there is a significant uncertainty of collection. If a significant uncertainty exists, interest income is recognized as collected. Certain mortgage loan discounts are being amortized over the life of the loans using a method that does not differ materially from the interest method.

         Income from land purchase-leaseback investments, including fixed and percentage rents, is recorded under the operating method, as earned.

         The Trust recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards No. 66 ("SFAS 66"), "Accounting for Sales of Real Estate". The provisions of SFAS 66, require upon closing, consideration of the transfer of rights of ownership to the purchaser, receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized on the installment method as collections are received.

         (d) Land Purchase-Leasebacks

         Land purchase-leasebacks are investments in which the Trust owns the land underlying income producing buildings and other improvements and leases it to the owner of the improvements. Generally, the terms of a land lease provide for a fixed minimum rental and an additional contingent rental equal to a percentage of the gross income of the property in excess of a base amount. In addition, the Trust generally shares in the net proceeds of any refinancing of mortgage indebtedness on the property, except to the extent that the proceeds are reinvested in the property. Upon the termination of a land lease, the improvements become the property of the Trust.

         (e) Real Estate Properties

         Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Trust's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of 25 to 40 years for buildings and 3 to 10 years for other improvements and personal property. Maintenance and repair expenses are charged to expense as incurred, while building improvements are capitalized. Apartment turnover costs such as carpet, painting and small appliances are expensed. Geographically, the Trust's investments are concentrated in the major sunbelt market areas of the southeastern and southwestern United States, with a special emphasis in the states of California, Florida, Texas and Arizona.

         (f)   Real Estate Held for Sale

         Real estate properties that are currently being offered for sale or under contract to sell have been shown separately on the financial statements as Real Estate Held for Sale. Such assets are carried at the lower of current carrying amount or fair value, less estimated selling costs.

         (g) Marketable Equity Securities

         On January 1, 1994, the Trust adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)." Accordingly, as of December 31, 1995, certain marketable securities, including those held by equity method investees, are carried at fair value with the unrealized gains of $667,000, presented as a separate component of shareholders' equity. At December 31, 1996, the amount of unrealized gains was not material to the financial statements.

         (h) Investments in Real Estate Investment Trusts

         At December 31, 1995 and 1994, the equity method of accounting was used to account for the investment in LNH REIT, Inc. ("LNH"). As of those dates, the Trust did not have voting control over this company, but did have the ability to exercise significant influence on operating and financial policies. Under the equity method, the Trust has accrued its share of LNH's unrealized security gains in accordance with SFAS 115. On May 14, 1996, LNH was merged with EastGroup-LNH Corporation, a wholly-owned subsidiary of the Trust.

         (i) Allowance for Possible losses

         The Trust provides an allowance for possible losses on real estate and mortgage loan investments for financial reporting purposes which, in the opinion of the Trustees, is adequate to absorb possible losses determined in accordance with generally accepted accounting principles. The adequacy of the allowance or the need for an allowance is evaluated quarterly based on a review of investments and properties on an individual basis.

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

         (j) Amortization

         Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Leasing commissions are deferred and amortized using the straight-line method over the term of the lease.

         (k) Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         (l) Reclassifications

         Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the 1996 presentation.

         (m) Share Split

         On March 20, 1997, the Trust announced that its Board of Trustees approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend will be distributed on April 7, 1997 to shareholders of record as of March 31, 1997. All share and per share amounts in these financial statements have been retroactively restated for the share split.

         (n) Accounting Change

         Effective January 1, 1996, the Trust adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Trust be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of this statement did not have a material impact on the Trust's financial statements.

         (o) Use of Estimates

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

(2)  Real Estate Owned

         A summary of gains (losses) on real estate investments for the years ended December 31, 1996, 1995 and 1994 follows:

                                                                                   Discounted          Recognized
                                                                                       Net                Gain
                                                                 Basis             Sales Price           (Loss)
                                                                 -----             -----------           ------
                                                                                 (In thousands)
            1996
Real estate properties:
  Garden Villa Apartments                                          $2,715                4,068               1,353
  Southwyck Land                                                       97                  149                  52
  Pompano Beach Land                                                3,280                3,267                 (13)
  Baygreen Industrial Center                                        1,679                1,677                  (2)
  Wellington Land                                                     397                  601                 204
  Pin Oaks Apartments                                               1,675                4,235               2,560
  Eastgate Apartments                                               1,326                1,753                 427
  Plantations Apartments                                            6,765                7,116                 351
Land purchase leasebacks:
  Bellevue                                                              -                  472                 472
  Taco Bell                                                            12                  142                 130
Mortgage loan writedown                                               200                    -                (200)
                                                                  -------               ------              ------
                                                                  $18,146               23,480               5,334
                                                                  =======               ======              ======

         1995
Real estate properties:
  Cascade Office Building                                         $ 1,486                1,486                   -
  Sunchase Apartments                                               2,515                4,396               1,881
  2100 Exchange Warehouse                                             549                  539                 (10)
  Cascade Office Building - writedown                                 136                    -                (136)
Land purchase leasebacks:
  Winchester                                                          450                  862                 412
  Iroquois                                                            320                1,495               1,175
                                                                  -------              -------             -------
                                                                  $ 5,456                8,778               3,322
                                                                  =======              =======             =======
         1994
Real estate properties:
  North Shore - 5 lots                                            $ 2,053                2,310                 257
Land purchase - leasebacks:
  Parklane on Peachtree Apartments                                    997                3,491               2,494
  Bellevue Plaza writedown                                            429                    -                (429)
                                                                  -------              -------             -------
                                                                  $ 3,479                5,801               2,322
                                                                  =======              =======             =======


         The following is a schedule by year of approximate future minimum rental receipts under noncancelable leases for the real estate properties as of December 31, 1996 (in thousands):

                Year Ending
               December 31,
               ------------

                  1997                                $ 32,101
                  1998                                  26,884
                  1999                                  19,919
                  2000                                  15,090
                  2001                                  11,834
                  Later Years                           36,992
                                                      --------
         TOTAL MINIMUM RECEIPTS                      $ 142,820
                                                     =========

         At December 31, 1996, the Trust is continuing to reposition its portfolio to focus on industrial properties. The Trust has a purchase option agreement with money at risk on the Estelle tract of land in New Orleans, Louisiana with a carrying amount of $558,000. If the purchase option is exercised, the sale is expected to close in August 1997. The Trust has a contract to sell the Santa Fe Energy Office Building in Houston, Texas with a carrying amount of $10,083,000, scheduled for closing in June 1997. The Trust is offering for sale the Silvermill undeveloped land in Houston, Texas with a carrying amount of $27,000, the Liberty Corners Shopping Center in Liberty, Missouri with a carrying amount of $3,351,000, and the Cowesett Corners Shopping Center (a 50% controlled joint venture investment) in Warwick, Rhode Island with a carrying amount of $4,367,000. The Trust anticipates selling these two shopping centers and the undeveloped land in 1997. The Trust anticipates selling each property for a gain. The results of operations for the five properties amounted to $1,604,000 for the year ended December 31, 1996.

         The Trust is currently developing the Rampart Distribution Center II in Denver, Colorado, for $3,250,000, and the Chancellor Distribution Center in Orlando, Florida for $1,900,000. Interest cost incurred during the period of construction of real estate properties is capitalized. The interest cost capitalized on real estate properties for the years ended December 31, 1996 and 1995 was $19,000 and $10,000, respectively.

         Preliminary environmental studies performed at the Cowesett property indicated that certain hazardous materials have been released at Cowesett in connection with the dry-cleaning operations conducted on part of the property by parties unrelated to EastGroup. Such environmental studies included a Phase II investigation of the Cowesett property. Based upon these studies, management of EastGroup believes that the hazardous materials have been contained. EastGroup is continuing to investigate the need for remediation at the Cowesett property and based on current information, management of EastGroup believes that the cost of such remediation is approximately $630,000. EastGroup owns a 50% joint venture interest in Cowesett, and any costs with respect to environmental conditions at Cowesett will be shared equally with its joint venture partner. At December 31, 1996, the Trust accrued $315,000 related to this environmental liability. No assurance can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to EastGroup.

(3)  Land and Land Purchase-leasebacks

         Fixed land rentals required to be paid to the Trust in each of the next five years and in the aggregate thereafter in connection with the Trust's land purchase-leaseback investments held as of December 31, 1996 are $86,000 in 1997, $88,000 in 1998, $91,000 in 1999, $62,000 in 2000, $59,000 in 2001 and
$4,870,000 in the aggregate thereafter.

         In the case of one land purchase-leaseback investment carried at an aggregate amount of $500,000 as of December 31, 1996, the land tenant has an option to purchase the land on a formula basis set forth in the lease, but in no event would the purchase price be less than the cost of the land to the Trust.

         The Trust held a first mortgage loan of $2,685,000 as of December 31, 1996 on a property in which the Trust had a land purchase-leaseback investment. The Trust's land purchase-leaseback investments are subordinate to senior mortgage loans encumbering the properties.

(4)  Mortgage Loans and Allowance for Possible Losses

A summary of mortgage loans follows:

                                                        December 31,
                                                        ------------
                                                  1996                 1995
                                                  ----                 ----
                                                     (In thousands)
         First mortgage loans:
           Industrial (2 loans)                 $    841                 181
           Apartment (1 loan)                      2,685               2,553
           Motels (4 loans)                        2,957               3,073
           Shopping Center (1 loan)                1,636                   -
           Undeveloped Land (3 loans)              4,053                   -
           Other (4 loans)                           331                 201
                                                --------             -------
                                                $ 12,503               6,008
                                                ========             =======


         In 1994, the Trust charged off $500,000 of the motel loans against the allowance for possible losses. The net carrying value of the motel loans was further decreased by an additional $422,000 during 1994. This decrease represented a bankruptcy settlement accrued in 1994 and was related to the property collateralizing the motel loans. That property was owned by the Trust and the bankruptcy settlement was recorded as deferred income because of the collection difficulties with the motel loans and because all gains on the sale of the properties collateralizing the motel loans were deferred when the loans were made because the gain recognition criteria of SFAS 66 were not met when the properties were sold and have not been met since. In 1995, two of the motel mortgages were restructured and no loss was recorded. At December 31, 1996, the carrying value of two impaired motel mortgage loans was $1,700,000. The borrower on one motel mortgage loan is currently in bankruptcy, however, interest payments are current and the Trust feels that the underlying collateral is sufficient to cover the loan's value if necessary. Interest income recorded on the motel mortgages was $403,000 for 1996, $340,000 for 1995, and $211,000 for
1994.

         In April 1995, the land tenant on the EastGate Apartment land purchase-leaseback investment gave the Trust a deed in lieu of foreclosure because of its inability to meet all of the obligations of the property. The land purchase-leaseback had a carrying value of $225,000 and the mortgage loan had a carrying value of $1,009,000. On November 27, 1996, the Trust sold Eastgate for $1,753,000 and recognized a gain of $427,000.

         During 1996, the Trust wrote down the Plus Park motel mortgage note receivable $200,000 to reflect the value of the underlying collateral. This amount is recognized as a loss on real estate investments.

         A summary of activity in the allowance for possible losses follows:

                                                 Years Ended December 31,
                                                 ------------------------

                                              1996           1995         1994
                                              ----           ----         ----
                                                          (In thousands)

Balance at beginning of period               $     -              -          500
Amounts charged-off                                -              -         (500)
                                             -------          -----        -----
Balance at end of period                     $     -              -            -
                                             =======          =====        =====

(5) Investment in Real Estate Investment Trusts

         The investment in real estate investment trusts ("REIT") consists of the following:


                                               December 31, 1996         December 31, 1995
                                          ----------------------      -----------------------
                                          Carrying        Fair        Carrying         Fair
                                           Value           Value        Value         Value
                                           -----           -----        -----         -----
Equity method investee:
 LNH REIT, Inc.                              $ -              -          3,976         3,928
                                             ---          -----        -------       -------
Non-equity method investee:
 Copley Properties, Inc.                       -              -          6,811         6,811
 Other                                       934          1,001              -             -
                                            ----          -----        -------      --------
                                            $934          1,001         10,787        10,739
                                            ====          =====       ========      ========



         The investment in LNH was purchased at amounts less than the Trust's pro rata share of the LNH's book value. This difference of $1,515,000 was assigned to LNH's principal assets and was recognized in operations as those underlying assets were sold.

         On May 14, 1996, the Trust and LNH jointly announced that LNH's shareholders approved the merger of LNH with and into EastGroup-LNH Corporation, a wholly-owned subsidiary of the Trust, and that the merger was consummated immediately after the LNH shareholder meeting. Under the terms of the merger, each LNH share was converted into the right to receive .55065 EastGroup shares (.3671 pre-split). The Trust issued 927,366 of its shares as a result of the merger.

         On June 19, 1996, the Trust and Copley Properties, Inc. (Copley) jointly announced that their respective shareholders approved an Agreement and Plan of Merger under which Copley was merged with the Trust. The merger became effective immediately after the shareholder meetings on that date. Under the terms of the merger, each Copley share was converted into the right to receive
1.06002 EastGroup shares (.70668 pre-split). The Trust issued 3,238,343 of its shares as a result of the merger.

(6) Notes Payable to Banks

         The Trust has a line of credit from a commercial bank in the amount of $20,000,000 which is secured by the outstanding stock of two of the Trust's wholly-owned subsidiaries. Borrowings under the credit line at December 31, 1996 were $4,934,000 and the interest rate was LIBOR plus 1.85% (7.475% at December 31, 1996). The line of credit expires April 30, 1997. Total loan commitment fees of $50,000, $35,000 and $25,000 were paid in 1996, 1995 and 1994 for this line of credit.

         At December 31, 1996, the Trust had $9,028,000 outstanding under a $15,000,000 acquisition line of credit from a commercial bank. The acquisition line had an interest rate of LIBOR plus 1.85% at December 31, 1996 and matures on April 30, 1999. The line is collateralized by four properties of the Trust with an aggregate carrying value of $25,901,000 at December 31, 1996. Total loan commitment fees of $37,500, $66,000 and $169,000 were paid in 1996, 1995 and 1994 for this line of credit. On March 27, 1997, the interest rate on both the working capital line and the acquisition line was reduced to LIBOR plus 1.75%.

         Average bank borrowings were $11,572,000 in 1996 compared to $22,874,000 in 1995, with average interest rates of 7.3% in 1996 compared to 8.8% in 1995.


(7) Mortgage Notes Payable

A summary of mortgage notes payable follows:

                                                                                                              December 31,
                                                                                                              ------------

                                                                                                        1996               1995
                                                                                                        ----               ----
                                                                                                             (In thousands)

Garden Villa Apartments mortgage, interest at 8.25%, principal and interest due
  $24,041 monthly, repaid January 1996                                                                  $    -              3,135

Interstate Distribution Center #1 Warehouse mortgage, interest at 9.25%, principal and interest due $10,827 monthly, maturing June 1, 2009, secured by
  real estate with a carrying amount of $2,714,000 at December 31, 1996                                    866                914

Interstate Distribution Center #2 Warehouse mortgage, interest at 9.25%, principal and interest due $12,844 monthly, maturing June 1, 2009, secured by
  real estate with a carrying amount of $3,147,000 at December 31, 1996                                  1,088              1,139

8150 Leesburg Pike Office Building mortgage, interest at 8.5%, principal and interest due $52,304 monthly, maturing June 15, 2005, secured by real estate
  with a carrying amount of $13,138,000 at December 31, 1996                                             3,775              4,068

Sunbelt Center Warehouse mortgage, interest at 10%, principal and interest due
  $39,958 monthly, maturing September 1, 1997, secured by real estate with a
  carrying amount of $5,580,000 at December 31, 1996                                                     4,148              4,204

Deerwood Warehouse mortgage, interest at 8.375%, principal and interest due
  $16,339 monthly, maturing July 1, 2003, secured by real estate with a carrying
  amount of $2,808,000 at December 31, 1996                                                              1,754              1,798

Doral Club Apartments mortgage, interest at 8.625%, principal and interest due
  $36,494 monthly, maturing October 31, 2003, secured by real estate with a
  carrying amount of $5,953,000 at December 31, 1996                                                     4,300              4,359

Nobel Center mortgage, interest at 7.5%, principal and interest due $27,915 monthly, maturing on January 15, 1997, secured by real estate with a
  carrying amount of $2,895,000 at  December 31, 1996                                                    2,536              2,667

North Shore Improvement Bonds, interest rates range from 6.3% to 7.75% and mature serially in various amounts through September 2, 2016, secured by land
  underlying Nobel Center with a carrying amount of $2,895,000 at December 31, 1996                        432                441


                                                                                                              December 31,
                                                                                                              ------------
                                                                                                        1996               1995
                                                                                                        ----               ----
                                                                                                             (In thousands)

Sutton House Apartments mortgage, interest at 8%, principal and interest due
  $45,257 monthly, maturing October 31, 2003, secured by real estate with a
  carrying amount of $7,829,000 at December 31, 1996                                                     5,826              5,894

Northwest Point Warehouse mortgage, interest at 7.75%, principal and interest due $32,857 monthly, maturing March 1, 2001, secured by real estate with a
  carrying amount of $6,691,000 at December 31, 1996                                                     4,170              4,238

56th Street Warehouse mortgage, interest at 8.875%, principal and interest due
  $21,816 monthly, maturing August 1, 2004, secured by real estate with a
  carrying amount of $2,643,000 at December 31, 1996                                                     2,274              2,331

Exchange Distribution Warehouse mortgage, interest at 8.375%, principal and interest due $21,498 monthly, maturing August 1, 2005, secured by real estate
  with a carrying amount of $3,173,000 at December 31, 1996                                              2,432              2,484

LaVista Apartments mortgage, interest at 8.688%, principal and interest due
  $48,667 monthly, maturing September 1, 2005, secured by real estate with a
  carrying amount of $7,181,000 at December 31, 1996                                                     5,862              5,933

Westport Commerce Center mortgage, interest at 8%, principal and interest due
  $28,021 monthly, maturing August 1, 2005, secured by real estate with a
  carrying amount of $4,652,000 at December 31, 1996                                                     3,254              3,327

LakePointe Business Park mortgage, interest at 8.125%, principal and interest due $81,675 monthly, maturing October 1, 2005, secured by real estate with a
  carrying amount of $10,019,000 at December 31, 1996                                                   10,887             10,985

JetPort, JetPort 515 & 516 mortgage, interest at 8.125%, principal and interest due $33,769 monthly, maturing October 1, 2005, secured by real estate with a
  carrying amount of $4,792,000 at December 31, 1996                                                     3,902              3,986

Plantation Apartments mortgage, interest at 7.625%, principal
  and interest due $39,599 monthly, repaid December 1996                                                     -              5,300

Columbia Place mortgage, interest at 8.875%, principal and interest due $93,292 monthly, maturing December 31, 2009, secured by real estate with a carrying
  amount of $11,884,000 at December 31, 1996                                                            10,046                  -

Dominguez Distribution Center mortgage, interest at 9%, principal and interest due $46,156 monthly, maturing January 1, 1997, secured by real estate with a
  carrying amount of $9,911,000 at December 31, 1996                                                     5,138                  -



                                                                                                              December 31,
                                                                                                              ------------
                                                                                                        1996               1995
                                                                                                        ----               ----
                                                                                                             (In thousands)

Metro Business Park mortgage, interest at 9.25%, principal and interest due
  $30,850 monthly, maturing March 1, 1997, secured by real estate with a
  carrying amount of $4,462,000 at December 31, 1996                                                     3,383                  -

Metro Business Park mortgage, interest at 8%, principal and interest due $15,892 monthly, maturing April 1, 1998, secured by real estate with a carrying amount
  of $5,067,000 at December 31, 1996                                                                     1,731                  -

University Business Center mortgage, interest at 9.06%, principal and interest due $85,841 monthly, maturing April 1, 2000, secured by real estate with a
  carrying amount of $15,805,000 at December 31, 1996                                                    9,163                  -

University Business Center mortgage, interest at 9.37%, interest only, maturing
  January 1, 1997, secured by real estate with a carrying amount of $11,583,000
   at December 31, 1996                                                                                  8,250                  -

Wiegman mortgage, interest at 8.75%, principal and interest due $9,367 monthly, maturing October 1, 1997, secured by real estate with a carrying amount of
  $1,656,000 at December 31, 1996                                                                          959                  -

Huntwood mortgage, interest at 7.99%, principal and interest due $100,250 monthly, maturing August 22, 2006, secured by real estate with a carrying
  amount of $18,868,000 at December 31, 1996                                                            12,959                  -

Wiegman mortgage, interest at 7.99%, principal and interest due $46,269 monthly, maturing August 22, 2006, secured by real estate with a carrying amount of
  $9,191,000 at December 31, 1996                                                                        5,981                  -
                                                                                                      --------             ------
                                                                                                      $115,116             67,203
                                                                                                      ========             ======



         Approximate principal payments due during the next five years are as follows: 1997, $26,337,000; 1998, $3,719,000; 1999, $2,223,000; 2000,
$10,624,000; and 2001, $6,071,000.

(8) Trust Administration

         On March 1, 1983, the Trust approved an agreement, which was amended on March 1, 1984, and again on September 1, 1990, whereby the day-to-day management was transferred from its former adviser to officers of the Trust, who were also officers of Eastover Corporation and certain other affiliates. Certain administrative expenses were allocated monthly among Eastover Corporation, Congress Street Properties, Inc., The Parkway Company and the Trust based on the shared expense agreement. Effective December 31, 1994, the Trust terminated the expense sharing agreement and now maintains its own officers and employees.

(9) Reverse Repurchase Agreements

         The Trust does not in the ordinary course of business take possession of the securities which collateralize its reverse repurchase agreements (assets purchased under agreements to resell). The Trust has the right to demand additional collateral or return of the invested funds at any time the collateral value is less than the invested funds plus any accrued earnings thereon. The Trust does, however, conduct these transactions on a short term basis with financial institutions with which it has normal business relationships. At December 31, 1996 and 1995, the Trust did not hold reverse repurchase agreements with any individual counterparty or group of counterparties in excess of 10% of shareholders' equity.

(10) Shareholders' Equity

         In 1994, the Trust adopted the 1994 Management Incentive Plan. The previous plan included stock options, stock appreciation rights, incentive compensation units and a bonus plan. The 1994 Management Incentive Plan includes stock options (50% vested after one year and the other 50% after two years) and an annual incentive award.

         Stock option activity for the 1994 plan is as follows:

                                                                      Years Ended December 31,
                                                           --------------------------------------------
(Number of shares)                                            1996               1995              1994
------------------                                         -------            -------           -------
Outstanding at beginning of year                           261,375            262,875                 -
Granted                                                    202,125             15,000           262,875
Exercised                                                  (31,500)                 -                 -
Expired                                                     (9,750)           (16,500)                -
                                                           -------            -------           -------
Outstanding at end of year                                 422,250            261,375           262,875
                                                           =======            =======           =======

Exercisable at end of year                                 220,125            126,938                 -
Available for grant at end of year                          44,828             38,625            37,125

Price range of options:
         Outstanding                               $12.00 - $17.92    $12.00 - $13.42   $12.00 - $12.67
         Exercised                                 $12.00 - $12.67                  -                 -


         The annual incentive award program began in 1995 and the Compensation Committee determined awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The 1996 and 1995 awards approximated $311,000 and $382,000, respectively, and were payable two-thirds in cash and one-third in Shares of the Trust.

         The Trust has a Trustees Stock Option Plan, as amended in 1994, under which an aggregate of 150,000 shares of beneficial interest are reserved for issuance upon exercise of any options granted. Under the Trustees plan, each Non-Employee Trustee is granted an initial 7,500 options and 2,250 additional options on the date of any Annual Meeting at which the Trustee is reelected to the Board.

         Stock option activity for the Trustee plan is as follows:

                                                                  Years Ended December 31,
                                                           ---------------------------------------------
 Number of shares)                                            1996               1995              1994
------------------                                         -------               -----            ------
Outstanding at beginning of year                            65,250              76,500            52,500
Granted                                                     11,250              11,250            24,000
Exercised                                                        -             (22,500)                -
                                                            ------             -------            ------
                                                            76,500              65,250            76,500
                                                            ======             =======            ======

Exercisable at end of year                                  76,500              65,250            76,500
Available for grant at end of year                          51,000              62,250            73,500

Price range of options:
         Outstanding                               $10.67 - $14.58     $10.67 - $12.67   $10.67 - $11.33
         Exercised                                               -              $10.67                 -


         In calculating net income per share of beneficial interest, the dilutive effect of the various benefit plans, if any, was not significant.

         In January 1994, the Trust completed the public offering of 2,625,000 shares of beneficial interest at $13.33 per share and received net proceeds of $32,164,000.

         Under the plan existing prior to the 1994 Management Incentive Plan, officers exercised 117,000 stock options and stock appreciation rights ("SARs"). The stock option exercise price was $8.25 per share for a total option price of $965,250. Compensation was accrued by the Trust for SARs expense based on the excess of the market price over the exercise price, $8.25 per share, of the SARs. Compensation recovery for the SARs was $251,000 in 1994. Compensation expense for the incentive compensation units was accrued by the Trust based on the dividends paid by the Trust and in accordance with a vesting schedule. Compensation expense for the units was $89,000 in 1994. Amounts due in 1995 and 1996 were estimated and paid in Trust shares in 1994. The Trust issued 17,096 shares and recorded an expense of $122,000 which is included with stock appreciation rights and incentive compensation expense on the 1994 statement of operations. Compensation for the bonus plan amounted to $122,000 in 1994.

         During 1995, the Trust adopted a dividend reinvestment plan, which allows shareholders to reinvest cash distributions in new shares of the Trust.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 provides accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Trust elected to remain with the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Trust accounts for its stock based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized. The pro forma effect of SFAS No. 123 did not have a material impact on net income or net income per share for 1996 and 1995.

(11) Future Accounting Changes

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation between basic and diluted earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, the adoption of this statement is not expected to have a material impact on the 1997 consolidated financial statements.

         Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for fiscal years ending after December 15, 1997. The adoption of this statement is not expected to have a material impact on the 1997 consolidated financial statements.

(12) Mergers

         During 1996, the Trust acquired the entities described below, which were accounted for by the purchase method of accounting. For financial reporting purposes, the assets of the company acquired are assigned new cost basis amounts based on the allocation of the purchase price of the assets to the Trust. In general, the purchase price to the Trust consists of the new shares issued at the market price of the Trust's shares on the date of the merger and the previous investment the Trust had in LNH and Copley. The shares of LNH and Copley owned by the Trust were retired at the merger date. The operating results of LNH and Copley have been included in the consolidated statements of operations subsequent to the dates of acquisition.

         On May 14, 1996, the merger of LNH with EGP-LNH Corporation, a wholly-owned subsidiary of the Trust, was completed. Under the terms of the merger, each

LNH share was converted into the right to receive .55065 EastGroup shares (.3671 pre-split). The Trust issued 927,366 shares as a result of the merger.

         On June 19, 1996, Copley was merged into the Trust. Under the terms of the merger, each Copley share was converted into the right to receive 1.06002 EastGroup shares (.70668 pre-split). EastGroup issued 3,238,343 of its shares as a result of the merger.

         The increase in net assets at the acquisition dates, based on relative fair values, resulting from the mergers was as follows (in thousands):

                                                                  LNH           Copley
                                                                --------        --------

             Real estate properties                             $  6,243         113,192
             Investment in joint venture                           4,298              --
             Mortgage loans                                        5,614             880
             Land                                                    521           3,280
             Investment in real estate
                    investment trust                               1,050              --
             Cash                                                  1,200           1,550
             Accounts receivable and other assets                    425             305
             Mortgage notes payable                                   --         (59,681)
             Minority interests                                     (783)         (1,740)
             Accounts payable and other liabilities                 (713)         (1,063)
                                                                --------        --------
                                                                $ 17,855          56,723
                                                                ========        ========


The Trust's purchase price of the net assets acquired consisted of the following (in thousands):

                                                                    LNH             Copley
                                                                 --------           ------
             Shares of beneficial
               interest (927,366 and 3,238,343 shares)           $ 13,640           47,658
             Cash in lieu of fractional
               shares (369 and 390 shares)                              5                6
             Merger expenses                                          292            2,866
             Prior investment in LNH and Copley                     3,918            6,193
                                                                 --------           ------
                                                                 $ 17,855           56,723
                                                                 ========           ======


The following unaudited pro forma combined results of operations gives effect to the LNH and Copley mergers as if they had occurred at the beginning of the fiscal year for each of the periods presented:

(Dollars in thousands, except per
share amounts)

                                             1996            1995
                                        -----------      ---------
Revenues                                   $ 47,191         45,606
Net income                                   12,796         10,363
Net income per share                           1.21            .99
                                        ===========      =========
Shares used in computation                   10,532         10,504
                                        ===========      =========


         In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1996 and the beginning of 1995 or of future operations of the combined companies under the ownership and management of the Trust.

         Effective December 22, 1994, the merger of Eastover Corporation ("Eastover") with Eastover Acquisition Corporation ("EAC"), a wholly-owned subsidiary of the Trust, was completed. EAC was immediately liquidated and distributed its assets and liabilities to EastGroup. The shareholders of Eastover received nine-tenths of one (.9) share (.6 pre-split) of beneficial interest of EastGroup for each share of beneficial interest of Eastover held by them. The merger was accounted for using the purchase method of accounting. The operations of Eastover subsequent to December 22, 1994, have been included in the accompanying consolidated statements of operations. The unaudited pro-forma effects of the Trust's acquisition of Eastover as if it had occurred on January 1, 1994, would be to increase revenues by approximately $18,000 in 1994, decrease net income by $412,000 in 1994 and net income per share by $.06 in 1994.

(13) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                          CALENDAR 1996                                 CALENDAR 1995
                                                          QUARTER ENDED                                 QUARTER ENDED
                                                          -------------                                 -------------
                                           MAR. 31     JUNE 30   SEPT. 30    DEC. 31      MAR. 31    JUNE 30   SEPT. 30    DEC. 31
                                           -------     -------   --------    -------      -------    -------   --------    -------
                                                                                (In thousands, except per share data)

Revenues                                   $ 7,412       8,111     12,104     12,138     $ 7,283      7,780       7,732      7,469
Expenses                                    (6,236)     (6,733)    (9,569)   (10,058)     (6,193)    (6,569)     (6,668)    (6,445)
                                            ------      ------     ------    -------     -------    -------     -------    -------
Income before gains on investments           1,176       1,378      2,535      2,080       1,090      1,211       1,064      1,024
Gains on investments                         1,353         656        152      3,179         412      1,039           -      1,871
                                           -------      ------     ------     ------     -------    -------     -------    -------
Net income                                 $ 2,529       2,034      2,687      5,259     $ 1,502      2,250       1,064      2,895
                                           =======      ======     ======     ======     =======    =======     =======    =======
Net income per share of
  beneficial interest                      $   .40         .28        .26        .50     $   .24        .36         .17        .46
                                           =======      ======    =======    =======     =======    =======     =======    =======
Weighted average shares outstanding          6,353       7,238     10,535     10,542       6,332      6,337       6,340      6,344
                                           =======      ======    =======    =======     =======    =======     =======    =======


(14) Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1996 and 1995. FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                          1996                            1995
                                                          ----                            ----
                                               Carrying          Fair          Carrying          Fair
                                                Amount           Value          Amount           Value
                                                ------           -----          ------           -----
                                                                     (In thousands)
Financial Assets
  Cash and cash equivalents                       $   438           438              26              26
  Investment in real estate investment
    trusts                                            934         1,001          10,787          10,739
  Mortgage loans                                   12,503        13,824           6,008           7,623
Financial Liabilities
  Mortgage notes payable                          115,116       118,440          67,203          67,109
  Notes payable to banks                           13,962        13,962           4,359           4,359


The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

The following methods and assumptions were used to estimate fair value of each class of financial instruments.

Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.

Mortgage Loans: The fair value of performing mortgage loans is estimated using discounted cash flows at current interest rates for loans with similar terms and maturities or based on the estimated value of the underlying collateral adjusted for the borrower's payment history and financial wherewithal. The fair value for nonperforming loans is based on the underlying collateral value.

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

(15) Subsequent Events

         The Trust has entered into contracts to purchase two industrial properties in Houston, Texas. The total investment in these properties is estimated to be $9,200,000 and are scheduled to close in the second quarter of 1997. On March 20, 1997, the Trust purchased Interchange A (33,000 square feet) in Jackson, Mississippi for a total investment of approximately $1,090,000.

         On February 4, 1997, the Trust announced the offering of 1,875,000 shares of beneficial interest under its existing shelf registration statement. The shares were sold to institutional investors. The net proceeds of the offering (approximately $32,775,000, net of underwriting commissions and expenses) were used for the repayment of approximately $30,000,000 of outstanding indebtedness and to fund working capital requirements, including the acquisition of industrial properties. On February 28, 1997, in connection with this public offering, the underwriter exercised in full its over-allotment option for an additional 225,000 shares. The net proceeds to the Trust from the exercise of the over-allotment option were approximately $3,950,000. This amount will also fund working capital requirements.

         The Trust entered into a sales contract to sell the Santa Fe Energy Building in Houston, Texas at a price of $13,000,000. The buyer has placed $100,000 at risk with closing scheduled for June 3, 1997. The buyer has agreed to cooperate in a tax-deferred exchange transaction if requested by the Trust. The sale, if consummated, will result in a gain of approximately $2,527,000.

(16) Related Party Transactions

         EastGroup and Parkway Properties, Inc. continue to share the same office space at One Jackson Place in Jackson, Mississippi, but Parkway is scheduled to move to its own space in April 1997. EastGroup and Parkway share the rent with respect to such space based upon the number of employees each has in the space divided by the total number of employees of both companies using the space. In addition, EastGroup and Parkway share the services of the Trust's Chief Executive Officer and a limited number of clerical and support staff employees and expenses related thereto are shared equally between EastGroup and Parkway. Parkway and EastGroup also share the expenses of certain office supplies and equipment, and EastGroup reimburses Parkway for the services of certain employees of Parkway who perform services for EastGroup on an as requested basis.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE TRUSTEES AND SHAREHOLDERS
EASTGROUP PROPERTIES:

Under date of March 21, 1997, we reported on the consolidated balance sheets of EastGroup Properties and subsidiaries, a Maryland real estate investment trust, as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the 1996 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Jackson, Mississippi
March 21, 1997                                         KPMG Peat Marwick LLP

                                  SCHEDULE III
               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                        Costs Capitalized
                                             Initial Cost to the Trust                              Subsequent to Acquisition
                                             -------------------------                              -------------------------

                                                                 Buildings
                                                                    and                      Advances      Capitalized
           Description                 Encumbrances    Land    Improvements    Other       Under Lease       Costs       Other
           -----------                 ------------    ----    ------------    -----       -----------       -----       -----
Acquired
  Land subject to long-term net leases:
  Apartments:
    Country Club - Alabama (c)(h)           4,245         500           -             -             -             -            -
Shopping Centers:
   Ponderosa - Kentucky                         -          27           -             -             -             -            -
                                         --------    --------    --------       -------      --------       -------     --------
         Total land subject to
           long-term leases                 4,245         527           -             -             -             -            -
                                          -------    --------    --------       -------      --------       -------     --------

                                                         Gross
                                                       Amount at
                                                     Which Carried
                                                       at Close
                                                       of Period
                                         -------------------------------------
                                                       Buildings                                      Accumulated
                                                          and                                        Depreciation
                                          Land       Improvements        Other             Total       12/31/96          Acquired
                                          ----       ------------        -----             -----       --------          --------
Acquired
  Land subject to
    long-term net leases:
  Apartments:
    Country Club -
    Alabama (c)(h)                          500               -                -             500               -             1973
Shopping Centers:
   Ponderosa - Kentucky                      27               -                -              27               -             1994
                                           ----          ------           ------            ----           -----
         Total land subject
           to long-term

           leases                           527               -                -             527               -
                                           ----          ------           ------            ----           -----

                                        REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 1996 (IN THOUSANDS)





                                                                                                      Initial Cost
                                                                                                      to the Trust
                                                                                           --------------------------------
                                                                                                                Buildings
Description                                                          Encumbrances          Land             and Improvements
-----------                                                          ------------          ----             ----------------
Real estate properties (d) and (e):
Industrial:
  Nobel Center - California                                                2,968              542                        -
  Exchange Warehouses (2)-Texas                                                -              536                    1,178
  Interstate Warehouses (2)-Texas                                          1,954            1,757                    4,941
  Venture Warehouses (2)-Texas                                                 -            1,452                    3,762
  Rampart-Colorado                                                             -            1,023                    3,861
  Sunbelt-Florida                                                          4,148            1,034                    5,056
  La Quinta-Florida                                                            -              421                      575
  Deerwood-Florida                                                         1,754            1,147                    1,799
  56th Street - Florida                                                    2,274              551                    2,126
  JetPort Commerce Park (3) - Florida                                      3,902              857                    3,635
  Lake Pointe - Florida                                                   10,887            3,442                    6,450
  Exchange Dist. - Florida                                                 2,432              603                    2,414
  Phillips - Florida                                                           -            1,375                    2,961
  Northwest Point - Texas (j)                                              5,275            1,243                    5,640
  Westport - Florida                                                       3,254              980                    3,800
  Lakeside Distribution - Oklahoma                                             -              120                    1,154
  Linpro Distribution - Florida                                                -              613                    2,243
  Broadway Industrial Center - Arizona                                         -              837                    3,349
  Dominguez Distribution - California                                      5,138            2,006                    8,025
  Huntwood Associates - California                                        12,959            3,842                   15,368
  Kingsview Industrial - California                                            -              643                    2,573
  Metro Business Park - Arizona                                            5,114            1,927                    7,708
  Sample I-95 - Florida                                                        -            1,565                    6,262
  University Business Center - California                                 17,413            5,517                   22,067
  Wiegman Associates - California                                          6,940            2,197                    8,788
  Braniff Park West - Oklahoma (i)                                         1,977            1,066                    4,641
  Walnut Business Park - California (i)                                    2,817            2,885                    5,274
                                                                          ------------------------------------------------
                                                                          91,206           40,181                  135,650
                                                                          ------------------------------------------------
Industrial Development:
  Chancellor Distribution - Florida                                            -              291                      730
  Rampart II - Colorado                                                        -              196                      674
                                                                          ------------------------------------------------
                                                                               -              487                    1,404
                                                                          ------------------------------------------------
Office Buildings:
  8150 Leesburg Pike - Virginia (j)                                        5,941            2,208                   14,068
  Columbia Place - Maryland                                               10,046            2,402                    9,610
  Los Angeles Corporate Center - California                                    -            1,363                    5,453
                                                                          ------------------------------------------------
                                                                          15,987            5,973                   29,131
                                                                          ------------------------------------------------
Apartments:
  LaVista-Georgia                                                          5,862            1,526                    2,886
  Doral Club-Texas                                                         4,300              670                    5,976
  Sutton House - Texas                                                     5,826              471                    8,098
  Hampton House - Mississippi (i)                                          2,121              575                    5,706
  Grande Pointe - Alabama (i)                                              2,113              615                    5,499
                                                                          ------------------------------------------------
                                                                          20,222            3,857                   28,165
                                                                          ------------------------------------------------
Operating Properties Held For Sale:
  Santa Fe Energy - Texas (j)                                              1,663              623                    9,793
  Liberty Corners - Missouri                                                   -              804                    2,583
                                                                          ------------------------------------------------
                                                                           1,663            1,427                   12,376
                                                                          ------------------------------------------------
Land Held for Sale (f):
  Jefferson Parish-Louisiana                                                   -            3,050                        -
  Silvermill - Texas                                                           -               27                        -
                                                                          ------------------------------------------------
                                                                               -            3,077                        -
                                                                          ------------------------------------------------

  Total real estate owned                                                129,078           55,002                  206,726
                                                                       ---------------------------------------------------
  Total                                                                $ 133,323           55,529                  206,726
                                                                       ====================================================

Notes:

                                                            SCHEDULE III
                                                            (CONTINUED)

                                                        Gross
                                                      Amount at
                                                    Which Carried
                                                       at Close
    Costs Capitalized                                 of Period
Subsequent to Acquisition               --------------------------------------     Accumulated
-------------------------                             Buildings                   Depreciation
       Capitalized                                       and                        Dec. 31,         Year           Year
          Costs          Other           Land       Improvements        Total         1996         Acquired      Constructed
          -----          -----           ----       ------------        -----         ----         --------      -----------


          3,696               -             542          3,696           4,238          1,343       1987            1986
            232               -             536          1,410           1,946            341       1988            1979
            604               -           1,757          5,545           7,302          1,441       1988            1978
            718               -           1,452          4,480           5,932          1,089       1988            1979
            282               -           1,023          4,143           5,166            925       1988            1987
            598               -           1,034          5,654           6,688          1,108       1989            1987
             79               -             440            635           1,075            150       1989            1974
            260               -           1,147          2,059           3,206            398       1989            1978
            266               -             551          2,392           2,943            300       1993            1981/86
            780               -             857          4,415           5,272            480       1993/94/95      1974/79/85
          1,090               -           3,442          7,540          10,982            963       1993            1986/87
            412               -             603          2,826           3,429            256       1994            1975
          1,540               -           1,375          4,501           5,876            303       1994            1984/95
            160               -           1,243          5,800           7,043            352       1994            1984/85
            104               -             980          3,904           4,884            232       1994            1983/87
            108               -             120          1,262           1,382             64       1994            1986
              -               -             613          2,243           2,856             47       1996            1986
              -               -             837          3,349           4,186             82       1996            1971
              -               -           2,006          8,025          10,031            120       1996            1977
              -               -           3,842         15,368          19,210            342       1996            1988
              -               -             643          2,573           3,216             46       1996            1980
             11               -           1,927          7,719           9,646            117       1996            1977/79
              -               -           1,565          6,262           7,827            159       1996            1990
            137               -           5,517         22,204          27,721            333       1996            1987/88
              -               -           2,197          8,788          10,985            138       1996            1986/87
              -               -           1,066          4,641           5,707             44       1996            1974
              -               -           2,885          5,274           8,159             69       1996            1966/90
---------------------------------------------------------------------------------------------
         11,077               -          40,200        146,708         186,908         11,242
---------------------------------------------------------------------------------------------

              -               -             291            730           1,021              -       1996/97         1996/97
             34               -             230            674             904              -       1996/97         1996/97
---------------------------------------------------------------------------------------------
             34               -             521          1,404           1,925              -
---------------------------------------------------------------------------------------------

          3,731               -           2,208         17,799          20,007          6,869       1975/89         1974/94
              -               -           2,402          9,610          12,012            128       1996            1988
             77               -           1,363          5,530           6,893             81       1996            1986
---------------------------------------------------------------------------------------------
          3,808               -           5,973         32,939          38,912          7,078
---------------------------------------------------------------------------------------------

          4,053               -           1,526          6,939           8,465          1,284       1991            1968/96
            475               -             670          6,451           7,121          1,168       1992            1985
            172               -             471          8,270           8,741            912       1993            1985
            311               -             575          6,017           6,592            503       1994            1990
            461               -             764          5,811           6,575            516       1994            1983
---------------------------------------------------------------------------------------------
          5,472               -           4,006         33,488          37,494          4,383
---------------------------------------------------------------------------------------------

            470               -             623         10,263          10,886            803       1994            1981
             20               -             804          2,603           3,407             56       1996            1987/88
---------------------------------------------------------------------------------------------
            490               -           1,427         12,866          14,293            859
---------------------------------------------------------------------------------------------

             49          (2,541)(g)         558              -             558              -       1978            n/a
              -               -              27              -              27              -       1996            n/a
---------------------------------------------------------------------------------------------
             49          (2,541)            585              -             585              -
---------------------------------------------------------------------------------------------

         20,930          (2,541)         52,712        227,405         280,117         23,562
         ------------------------------------------------------------------------------------
         20,930          (2,541)         53,239        227,405         280,644         23,562
         ====================================================================================
                                                                        (a)(b)            (a)       (continued)

 (a) Changes in Real Estate Properties Follow:

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                   1996                 1995             1994
                                                                                   ----                 ----             ----
                                                                                                   (In thousands)

Balance at beginning of year                                                        $ 156,931            158,110          107,719
Real estate properties acquired - LNH merger                                            6,243                  -                -
Land acquired in LNH merger                                                               521                  -                -
Real estate properties acquired - Copley merger                                       113,192                  -                -
Land acquired in Copley merger                                                          3,280                  -                -
Improvements                                                                            7,469              4,386            4,402
Deed in lieu of foreclosure                                                                 -              1,002                -
Purchase of real estate properties                                                     13,865                806           51,680
Writedown of real estate properties                                                         -               (136)            (429)
Carrying amount of investments sold                                                   (20,857)            (7,237)          (3,050)
Write-off of fully depreciated assets                                                       -                  -           (2,212)
                                                                                    ---------            -------          -------
Balance at end of year (1)                                                          $ 280,644            156,931          158,110
                                                                                    =========            =======          =======

(1) Includes 25% minority interest in JetPort Commerce Park, 56th Street Commerce Park, and Westport Commerce Center and 20% minority interest in University Business Center and 22.22% minority interest in Liberty Corners Shopping Center totaling $11,469,000 at December 31, 1996. Includes minority interest in JetPort Commerce Park, 56th Street Commerce Park, Exchange Distribution Center, JetPort 516 Commerce Park, JetPort 515 Commerce Park and Westport Commerce Center of $4,054,000 in 1995 and $3,701,000 in 1994.


Changes in the accumulated depreciation on real estate properties follow:

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                     1996                 1995             1994
                                                                                     ----                 ----             ----
                                                                                                   (In thousands)

Balance at beginning of year                                                         $ 19,206             15,888           13,981
Depreciation expense                                                                    7,266              5,235            4,119
Accumulated depreciation on assets sold                                                (2,910)            (1,917)               -
Write-off of fully depreciated assets                                                       -                  -           (2,212)
                                                                                     --------             ------          -------
Balance at end of year                                                               $ 23,562             19,206           15,888
                                                                                     ========             ======          =======

(b) The aggregate cost for federal income tax purposes is approximately $246,548,000. The federal income tax return for the year ended December 31, 1996 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 1996 is based on preliminary data.

(c) The land tenant has the option, subject to certain conditions, to repurchase the land at a price which would not be less than the cost of the land interest to the Trust.

(d) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.

(e) The Trust computes depreciation using the straight-line method over the estimated useful lives of the buildings (25 to 40 years) and other improvements (3 to 10 years).

(f) The investment is not producing income to the Trust as of December 31, 1996.

(g) Represents a writedown of $2,496,000 and income received but deferred of $45,000.

(h)      Real estate land converted to land purchase-leasebacks.


(i) The acquisition line of credit is secured by Hampton House Apartments, Grande Pointe Apartments, Walnut Business Park and Braniff Park West. The outstanding acquisition line of credit of $9,028,000 at December 31, 1996 was allocated to encumbrances for these respective properties based on carrying value at December 31, 1996.

(j) The line of credit is secured by the outstanding stock of the Trust's wholly-owned subsidiary EastGroup Virginia, Inc. which owns 8150 Leesburg Pike Office Building and 99% owned partnership EastGroup Houston Partners, Ltd. which owns the Santa Fe Energy Office Building and Northwest Point Distribution Center. The outstanding line of credit of $4,934,000 at December 31, 1996 was allocated to encumbrances for these respective properties based on carrying value at December 31, 1996.


                                                            SCHEDULE IV
                                                   MORTGAGE LOANS ON REAL ESTATE
                                                         DECEMBER 31, 1996
                                                           (IN THOUSANDS)

                                                                Interest               Final             Periodic
                                       Number of Loans            Rate             Maturity Date       Payment Terms     Prior Liens
                                       ---------------            ----             -------------       -------------     -----------
First mortgage loans (c):
MOTELS:
  Jacksonville, Florida                         1                 8.5%                 4/00              P&I monthly              -
  Nashville, Tennessee                          1                  9%                  5/98              P&I monthly              -
  Nashville, Tennessee                          1                  10%                 7/97              P&I monthly              -
  Gainesville, Florida                          1                  10%                 1/02              P&I monthly              -
                                                                                                     (effective 2-27-97)

INDUSTRIAL:
  Tampa, Florida                                1             prime + .125%            10/01          Interest monthly            -
  Hayward, California                           1                  9%                  1/97           Interest monthly            -
APARTMENTS:
  Country Club - Alabama                        1              8.5%-9%(d)              12/99                 (d)                  -
SHOPPING CENTERS:
  Inverness, Florida                            1                 8.0%                 11/98          Interest monthly            -
OFFICE BUILDINGS:
  Dublin, Ohio                                  1                 10.0%                9/99              P&I monthly              -
  Columbia, Maryland                            1                 9.56%                2/00             P&I annually              -
UNDEVELOPED LAND:
  Hickory Creek, Houston, Texas                 1                 Prime                9/99                  (f)                  -
  Meadowbend, Houston, Texas                    1                  8%                  4/99              P&I monthly              -
  Baypointe, Houston, Texas                     1                 9.5%                  4/99          P&I semi-annually           -
OTHER LOANS                                     2                 8.5%               3/07-1/08           P&I monthly              -
                                           ------                                                                            ------
Total first mortgage loans                     15                                                                                 -
                                           ======                                                                            ======

                                                                                                          Principal
                                                                                                       Amount of Loans
                                                                                                         Subject to
                                                          Face Amount               Carrying            to Delinquent
                                                         of Mortgages               Amount of             Principal
                                                         Dec. 31, 1996              Mortgages          or Interest(e)
                                                         -------------              ---------          --------------
First mortgage loans (c):
MOTELS:
  Jacksonville, Florida                                        $  795                      412                      -
  Nashville, Tennessee                                            942                      845                      -
  Nashville, Tennessee                                            917                      517                    917
  Gainesville, Florida                                          1,571                    1,183                  1,571
INDUSTRIAL:
  Tampa, Florida                                                  141                      141                      -
  Hayward, California                                             700                      700                      -
APARTMENTS:
Country Club - Alabama                                          4,245                    2,685(d)                   -
SHOPPING CENTERS:
  Inverness, Florida                                            1,873                    1,636                      -
OFFICE BUILDINGS:
  Dublin, Ohio                                                     92                       92                      -
  Columbia, Maryland                                              180                      180                      -
UNDEVELOPED LAND:
  Hickory Creek, Houston, Texas                                 3,165                    2,529                      -
  Meadowbend, Houston, Texas                                       17                        1                      -
  Baypointe, Houston, Texas                                     2,005                    1,523                      -
OTHER LOANS                                                        59                       59                      -
                                                              -------                  -------                -------
Total first mortgage loans                                    $16,702                   12,503(a)(b)            2,488
                                                              =======                  =======                =======

Notes:

(a) Changes in mortgage loans were as follows:

                                                                                  Years Ended December 31,
                                                                          -------------------------------------
                                                                          1996                 1995            1994
                                                                          ----                 ----            ----
                                                                                      (In thousands)

Balance at beginning of year                                             $ 6,008              8,817            8,383
Loans to facilitate the sale of property, net
  of deferred gains                                                            -                150                -
Loan to facilitate the purchase of property                                    -                  -            1,862
Advances on mortgage notes receivable                                        121                  -                -
Deed in lieu of foreclosure                                                    -             (1,009)               -
Payments                                                                    (338)            (2,088)            (734)
Amortization of discount on loans, net                                       418                138              154
Allocation of allowance                                                        -                  -             (500)
Writedown of mortgage notes receivable                                      (200)                 -             (457)
Mortgage note receivable from Eastover merger                                  -                  -               39
Mortgage notes receivable from LNH merger                                  5,614                  -                -
Mortgage notes receivable from Copley merger                                 880                  -                -
Restructure of mortgage note receivable                                        -                  -               70
                                                                        --------             ------           ------
Balance at end of year                                                  $ 12,503              6,008            8,817
                                                                        ========             ======           ======

(b) The aggregate cost for federal income tax purposes is approximately $15,274,000. The federal income tax return for the year ended December 31, 1996 has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 1996 is based on preliminary data.

(c) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.

(d) Effective January 1, 1994, this note was modified. The interest rate decreased from 9% to 8.50% beginning January 1, 1994, increased to 8.75% as of January 1, 1995 and increased to 9% as of January 1, 1996. The past due interest and land rent of $70,000 was added to the outstanding face value of the mortgage balance increasing it to $4,245,000. The maturity of the loan was extended from August 28, 1996 to December 31, 1999. Prior to this modification, the stated rate on the note was 9%. The carrying amount of this note is net of the deferred gain of $1,127,000 and interest valuation of $433,000. The deferred gain is recognized on the installment method.

(e) Interest or principal in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent principal or interest.

(f) Payments on this note are received quarterly. They include a fixed principal amount as scheduled in the note document and interest that has accrued since the last payment.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EASTGROUP PROPERTIES

                                       By: /s/ David H. Hoster
                                       David H. Hoster II, President & Trustee
                                       March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*  /s/ H. C. Bailey                  /s/ Leland R. Speed
H. C. Bailey, Jr., Trustee           Leland R. Speed, Chairman of the Board
March 19, 1997                       (Principal Executive Officer)
                                     March 31, 1997

*  /s/ David Osnos                   * /s/ Alexander G. Anagnos
David Osnos, Trustee                 Alexander G. Anagnos, Trustee
March 19, 1997                       March 19, 1997

*  /s/ John Palmer                   /s/ Diane W. Hayman
John N. Palmer, Trustee              Diane W. Hayman, Controller
March 19, 1997                       (Principal Accounting Officer)
                                     March 31, 1997

*  /s/ Harold B. Judell              /s/ N. Keith McKey
Harold B. Judell, Trustee            N. Keith McKey, Executive Vice-President,
March 19, 1997                       Chief Financial Officer and Secretary
                                     (Principal Financial Officer)
                                     March 31, 1997

/s/ N. Keith McKey
* By N. Keith McKey, Attorney in fact

                                 EXHIBIT INDEX
                                 -------------

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
 (3)     Form 10-K exhibits:
 (3)     (a)     Restated Declaration of Trust (incorporated by reference to Exhibit 1 to
         Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 33-65337)
         filed February 27, 1996)
         (b)     Amendment to Restated Declaration of Trust (incorporated by reference to Appendix E of the Registration Statement on Form S-4 (No. 333-01815).
         (c)     Trustees Regulations of the Registrant (incorporated by reference to Exhibit 3 of the Registrant's 1980 Annual Report on Form 10-K).
         (d)     Amendment to the Registrant's Trustees Regulations (incorporated by reference to
         Exhibit 3 of the Registrant's 1980 Annual Report on Form 10-K)
         (e)     Amendment to Registrant's Trustees Regulations (incorporated by reference to
         Exhibit 3(d) of the Registrant's 1983 Annual Report on Form 10-K).

(10)     (a)      EastGroup Properties 1994 Management Incentive Plan (incorporated by reference to
         Appendix D of the Registrant's Registration Statement on Form S-4 (No. 333-01815).*
         (b)      EastGroup Properties 1991 Trustees Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's proxy statement dated April 26, 1994).*
         (c)      Agreement and Plan of Merger among EastGroup Properties, EastGroup-LNH Corporation and
         LNH REIT, Inc. (incorporated by  reference to Appendix A of the Registrant's Registration
         Statement on Form S-4 (No. 33-65337) filed December 22, 1995).
         (d)      Agreement and Plan of Merger between Copley Properties, Inc. and EastGroup Properties
         (incorporated by reference to Exhibit IX to Amendment No. 9 to the Registrant's Statement on
         Schedule 13D dated February 12, 1996).
         (e)      Form of Change in Control Agreement that Registrant has entered into with each executive officer (filed herewith)*

(11)     Statement re: Computation of per share earnings (filed herewith)
(21)     Subsidiaries of Registrant (filed herewith)
(23)     Consent of KPMG Peat Marwick LLP (filed herewith)
(24)     Powers of attorney (filed herein)
(27)     Financial Data Schedule (filed herewith)
(28) Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt
         (incorporated by reference to Exhibit 28(e) of the Registrant's 1986
         Annual Report on Form 10-K)

* Indicates management or compensatory agreement.


