Form 10-Q
period 1997-03-31
EASTGROUP PROPERTIES II INC
filed 1997-05-15
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC   20549
         -----------------------------------------------
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
       ---------------------------------------------------

For Quarter Ended:   March 31, 1997
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

12,674,234 shares of beneficial interest ($1.00 par value) were outstanding at May 12, 1997.

                      EASTGROUP PROPERTIES

                            FORM 10-Q

                        TABLE OF CONTENTS
              FOR THE QUARTER ENDED MARCH 31, 1997
-----------------------------------------------------------------


                                                          Pages

Part I.   Financial Information

Item 1.   Consolidated financial statements

          Consolidated balance sheets, March 31,
          1997 and December 31, 1996                         3

          Consolidated statements of income for the
          three months ended March 31, 1997 and 1996         4

          Consolidated statements of cash flow for the
          three months ended March 31, 1997 and 1996         5

          Consolidated statements of changes in
          shareholders' equity for the three months
          ended March 31, 1997 and 1996                      7

          Notes to consolidated financial statements         8

Item 2.   Management's discussion and analysis of
          financial condition and results of operations     10


Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                  17


Signatures

Authorized signatures

CONSOLIDATED BALANCE SHEETS
(In thousands, except per
 share data)
                                         March 31,  December 31,
                                             1997          1996
                                        -----------   ----------
                                        (Unaudited)
Assets
Real estate properties:
  Industrial                           $    188,589      186,908
  Industrial Development                      3,933        1,925
  Office Buildings                           39,256       38,912
  Apartments                                 37,624       37,494
                                       ------------   ----------
                                            269,402      265,239
  Less accumulated depreciation             (24,832)     (22,703)
                                       ------------   ----------
                                            244,570      242,536
Real estate held for sale:
  Land                                          585          585
  Operating properties                       14,323       14,293
    less accumulated depreciation              (969)        (859)
  Investment in joint venture                 4,384        4,367
                                       ------------   ----------
                                             18,323       18,386
Mortgage loans                               11,871       12,503
Land purchase-leasebacks                        527          527
Investment in real estate
  investment trusts                           2,912          934
Cash and cash equivalents                     8,291          438
Other assets                                  6,617        6,131
                                       ------------    ---------
                                       $    293,111      281,455
                                       ============    =========

Liabilities and Shareholders' Equity
Liabilities
Mortgage notes payable                 $    104,542      115,116
Notes payable to banks                          881       13,962
Accounts payable and accrued expenses         1,963        2,893
Minority interests                            3,215        3,141
Other liabilities                             1,039        1,017
                                       ------------    ---------
                                            111,640      136,129
                                       ------------    ---------
Shareholders' Equity
Shares of beneficial interest, par
  value $1.00 per share; authorized
  20,000,000 shares; issued 12,673,503
  shares in 1997 and 10,548,965 in 1996      12,674       10,549
Additional paid-in-capital                  158,582      123,780
Undistributed earnings                        9,945       10,997
Unrealized gain on securities                   270            -
                                       ------------    ---------
                                            181,471      145,326
                                       ------------    ---------
                                       $    293,111      281,455
                                       ============    =========

  See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                        Three Months Ended
                                              March 31,
                                    --------------------------
                                           1997           1996
                                    -----------     ----------
Revenues
Income from real estate operations  $    11,197     $    6,853
Interest:
  Mortgage loans                            520            246
  Other                                      85              -
Other                                       187            313
                                    -----------     ----------
                                         11,989          7,412
                                    -----------     ----------
Expenses
Operating expenses from
  real estate operations                  3,332          2,741
Interest expense                          2,436          1,527
Depreciation and amortization             2,394          1,424
Minority interests in joint ventures        158             32
General and administrative expenses         694            512
                                    -----------     ----------
                                          9,014          6,236
                                    -----------     ----------
Income before gains on investments        2,975          1,176
                                    -----------     ----------
Gains on investments
  Real estate                               112          1,353
                                    -----------     ----------
     Net Income                     $     3,087     $    2,529
                                    ===========     ==========
Net Income per share of
  beneficial interest               $       .26     $      .40
                                    ===========     ==========
Weighted average shares outstanding      11,722          6,353
                                    ===========     ==========

   See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)
                                           Three Months Ended
                                               March 31,
                                      --------------------------
                                             1997           1996
                                      -----------     ----------
Operating Activities
 Net income                           $     3,087     $    2,529
 Adjustments to reconcile
  net income to net cash provided
  by operating activities:
   Depreciation and amortization            2,394          1,424
   Gain on investments, net                  (112)        (1,353)
   Other                                      (44)             -
 Changes in operating assets
  and liabilities:
    Accrued income and other assets        (1,606)        (1,145)
    Accrued payable, accrued expenses
      and other liabilities                  (545)          (592)
                                      -----------     ----------
Net cash provided by
  operating activities                      3,174            863
                                      -----------     ----------
Investing Activities
  Payments on mortgage loans receivable,
    net of amortization of loan discounts     632              -
  Sale of real estate investments               -          4,146
  Real estate development                  (2,008)             -
  Purchases of real estate                 (1,083)             -
  Purchases of real estate investment
    trust shares                           (1,708)             -
  Purchases of real estate improvements    (1,101)        (1,249)
  Return of capital dividends                   -              -
  Change in other investment assets           918              -
                                      -----------     ----------
Net cash (used in) provided by
  investing activities                     (4,350)         2,897
                                      -----------     ----------
Financing Activities
  Proceeds from bank borrowings            18,605          5,119
  Proceeds from mortgage notes payable      9,250              -
  Principal payments on bank borrowings   (31,686)        (3,438)
  Principal payments on mortgage notes
    payable                               (19,823)        (3,456)
  Distributions paid to shareholders       (4,139)        (1,995)
  Purchases of shares of beneficial
    interest                                 (150)             -
  Net proceeds from issuance of shares
    of beneficial interest                 36,654              -
  Proceeds on exercise of stock options       254            128
  Proceeds from dividend
    reinvestment plan                          64              -
                                      -----------     ----------
Net cash provided by (used in)
  financing activities                      9,029         (3,642)
                                      -----------     ----------

Increase in cash and cash equivalents       7,853            118
Cash and cash equivalents at
  beginning of period                         438             26
                                      -----------     ----------
Cash and cash equivalent at
  end of period                       $     8,291     $      144
                                      ===========     ==========
Supplemental Cash Flow Information:
  Cash paid for interest                    2,453          1,434

   See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except for per share data)

                                           Three Months Ended
                                                 March 31,
                                      --------------------------
                                             1997           1996
                                      -----------     ----------
Shares of beneficial interest,
$1.00 par value
  Balance at beginning                $    10,549     $    6,347
  Issuance of shares                        2,100              -
  Exercise of options                          23             11
  Purchase and retirement
    of shares                                  (8)             -
  Issuance of shares,
    incentive compensation                      7             10
  Issuance of shares in
    dividend reinvestment plan                  3              -
                                      -----------     ----------
Balance at end of period                   12,674          6,368
                                      -----------     ----------

Additional paid-in-capital
  Balance at beginning                    123,780         66,229
  Issuance of shares                       34,554              -
  Exercise of options                         232            117
  Purchase and retirement
    of shares                                (142)             -
  Issuance of shares,
    incentive compensation                     97            117
  Issuance of shares in
    dividend reinvestment plan                 61              -
                                      -----------     ----------
  Balance at end of period                158,582         66,463
                                      -----------     ----------
Undistributed earnings
  Balance at beginning of period           10,997          9,657
  Net income                                3,087          2,529
  Cash dividends declared:
    $.33 per share in 1997, and
    $.32 per share in 1996                 (4,139)        (1,995)
                                      -----------     ----------
  Balance at end of period                  9,945         10,191
                                      -----------     ----------
Unrealized gain on securities
  Balance at beginning of period                -            667
  Change in unrealized gain                   270          1,156
                                      -----------     ----------
  Balance at end of period                    270          1,823
                                      -----------     ----------
Total shareholders' equity            $   181,471     $   84,845
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

(2)  Reclassifications

      Certain reclassifications have been made in the fiscal 1996
financial   statements   to   conform   to   the   fiscal    1997
classifications.

(3)  Share Split

      On March 20, 1997, the Trust announced that its Board of Trustees approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend will be distributed on April 7, 1997 to shareholders of record as of March 31, 1997. All share and per share amounts have been restated to recognize the split.

(4)  Subsequent Events

      The Trust purchased the following industrial properties subsequent to March 31, 1997:

                                           Date      Purchase
Property      Location     Size            acquired  price
-----------   ----------   --------------  --------  ----------
Palm River I  Tampa, FL    72,000 sq. ft.  4-30-97    $2,660,000
Palm River II
 - land       Tampa, FL          -         4-30-97       652,000
West Loop II  Houston, TX  77,000 sq. ft.  5-02-97     2,960,000
Lockwood      Houston, TX  392,000 sq. ft  5-09-97     6,200,000
                                                     -----------
                                                     $12,472,000
                                                     ===========

The Trust has entered into contracts to purchase three industrial properties located in Jackson, Mississippi, Tucson, Arizona and Fort Lauderdale, Florida. The total investment in these properties is estimated to be $13,178,000 and the closings are scheduled for June 1997.

(5)  Accounting Changes

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

(6)  Forward Looking Statements

     Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include general economic conditions, local real estate conditions, the performance of properties that the Company has acquired or may acquire and other risks, detailed from time to time in the Company's past and future SEC reports.


EASTGROUP PROPERTIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

      On March 20, 1997, the Trust announced that its Board of Trustees approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend will be distributed on April 7, 1997 to shareholders of record as of March 31, 1997. All shares and per share amounts have been restated to recognize the split.

(Comments are for the balance sheet dated March 31, 1997, compared to December 31, 1996.)

      Assets of EastGroup Properties ("EastGroup" or the "Trust") were $293,111,000 at March 31, 1997, an increase of $11,656,000 from December 31, 1996. Liabilities decreased $24,489,000 to $111,640,000 during the same period. Book value per share increased from $13.78 at December 31, 1996 to $14.32.

      Real estate properties and real estate held for sale increased $4,193,000 during the first quarter of 1997 as a result of the following (in thousands):


     Real estate acquired
       Interchange A Distribution Center     $1,082,000
     Capital improvements on
       Trust properties                       1,101,000
     Development costs
       Rampart Distribution II                  608,000
       Chancellor Center                        598,000
       Walden Distribution-land                 802,000
                                             ----------
                                             $4,193,000
                                             ==========

The Trust acquired the Interchange A Distribution Center, a 33,000 square foot industrial complex in Jackson, Mississippi and the Walden Distribution land in Tampa, Florida in March 1997.
The Trust will begin construction of the 122,300 square foot Walden Distribution Center, the first building of a two building complex in May 1997. In addition, the Trust is developing the Rampart Distribution Center II, a 66,000 square foot industrial building on land adjacent to Rampart Distribution Center I in Denver, Colorado, at an estimated cost of approximately $3,250,000, and the Chancellor Distribution Center, a 51,100 square foot industrial building on land adjacent to the rear of Exchange Distribution Center in Orlando, Florida, at an estimated cost of approximately $1,900,000.

      Accumulated depreciation on real estate properties and real estate held for sale increased due to depreciation expense of $2,239,000.

      Mortgage loans receivable decreased $632,000 during the first quarter of 1997 as a result of the payoff of the Baygreen mortgage note receivable (acquired in the Copley merger) of $700,000 and principal payments received of $82,000. These decreases were offset by the amortization of loan discounts of $150,000.

      Investments in real estate investment trusts increased from $934,000 at December 31, 1996 to $2,912,000 at March 31, 1997.
This increase was due to $1,708,000 in purchases of stock in another real estate investment trust. Also, the Trust recognized an unrealized gain of $270,000 on the Trust's available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

      Mortgage notes payable decreased $10,574,000 during the first quarter of 1997, as a result of regularly scheduled principal payments of $538,000, and the payoff of the following mortgages: $2,524,000 on the Nobel Center mortgage, $5,138,000 on the Dominguez Distribution Center mortgage, $3,373,000 on the Metro Business Park mortgage and $8,250,000 on the University Business Center mortgage. These decreases were offset by the placement of a $9,250,000 mortgage on the University Business Center with an interest rate of 7.45%, monthly principal and interest of $74,235 and a maturity date of February 28, 2002.

      Notes payable to banks decreased from $13,962,000 at December 31, 1996 to $881,000 at March 31, 1997, as a result of borrowings of $18,605,000 and payments of $31,686,000. As of March 31, 1997, the acquisition line had a balance of $0 and the working capital line had a balance of $881,000. The interest rate on both the working capital line and the acquisition line at March 31, 1997 was LIBOR plus 1.85% (or 7.225%). On March 27,
1997, the Trust renegotiated the interest rate on both the working capital line and the acquisition line and reduced the rates effective April 9, 1997 to LIBOR plus 1.75%.

      Shares of beneficial interest increased 2,124,538 shares as a result of 2,100,000 shares issued under an existing shelf registration, 22,875 stock options exercised, 8,268 shares retired, 6,490 shares issued in payment of incentive compensation and 3,441 shares issued in the Trust's dividend reinvestment plan.

     Unrealized gain on securities increased $270,000 as a result of unrealized gain recorded on the Trust's investment in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

       Undistributed  earnings  decreased  from  $10,997,000   at
December 31, 1996 to $9,945,000 at March 31, 1997, as a result of dividends of $4,139,000 exceeding net income for financial reporting purposes of $3,087,000.


RESULTS OF OPERATIONS:

(Comments are for the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

      Net income for the three months ended March 31, 1997 was $3,087,000 ($.26 per share), compared to net income for the three months ended March 31, 1996 of $2,529,000 ($.40 per share). Income before gains on investments was $2,975,000 and $1,176,000 for the three months ended March 31, 1997 and 1996. Gains on investments were $112,000 and $1,353,000 for the three months ended March 31, 1997 and 1996.

      Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $3,753,000 or 91% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

      Property net operating income (loss) and percentage leased by property type were as follows:

                               PNOI          Percent
                        Three Months Ended    Leased
                        ------------------   ------
                          1997       1996     1997
                        ------     ------   ------
                          (In thousands)
Industrial             $ 5,274      2,133       97%
Office Buildings         1,463        705       90%
Apartments                 938      1,281       99%
Other                      190         (7)
                       -------     ------
Total PNOI             $ 7,865      4,112
                       =======     ======

     PNOI from industrial properties increased $3,141,000 for the three months ended March 31, 1997, compared to March 31, 1996. Industrial properties held throughout the three months ended March 31, 1997 and 1996, showed an increase in PNOI of 1.6% for 1997 compared to 1996. PNOI from industrial properties increased $2,698,000 for the three months ended March 31, 1997, as a result of the industrial properties received in the mergers with LNH and Copley. Also contributing to this increase in PNOI from industrial properties was the acquisition of Walnut Business Center, a 234,070 square foot industrial complex in Fullerton, California, in August 1996 and Braniff Park West, a 259,352 square foot industrial complex in Tulsa, Oklahoma, in September 1996.

      PNOI from the Trust's office buildings increased $758,000 for the three months ended March 31, 1997, compared to March 31, 1996. The increase for the three months ended March 31, 1997 is due primarily to the PNOI of $625,000 from the office buildings received in the merger with Copley, and the increase of 18.9% in PNOI from office properties held throughout the three months ended March 31, 1997 and 1996.

       PNOI from the Trust's apartment properties decreased $343,000 for the three months ended March 31, 1997, compared to March 31, 1996. This decrease is primarily attributable to the sale of the Garden Villa Apartments in January 1996, the Pin Oaks and EastGate Apartments in November 1996 and the Plantation Apartments in December 1996. Apartment properties held throughout the three months ended March 31, 1997 and 1996 showed an increase in PNOI of 1.4%.

     Interest income on mortgage loans increased $274,000 for the
three  months  ended  March  31,  1997  compared  to  1996.   The
following is a breakdown of interest income for the three months ended March 31, 1997 compared to 1996:

                                   March 31,
                            ---------------------
                                 1997        1996
                            ---------    --------
                               (In thousands)
Interest income from:
  Land mortgage loans         $   225           -
  Apartment mortgage loans        131         129
  Motel mortgage loans             93         108
  Other mortgage loans             68           5
  25% joint venture
    mortgage loans                  3           4
                              -------     -------
                              $   520         246
                              =======     =======

Interest income from land mortgage loans increased as a result of interest income on loans received in the merger with LNH. The LNH loans were discounted to present value at the merger date. This discount is being amortized over the life of the loans and amounted to $101,000 for the three months ended March 31, 1997 and is included in interest income. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Other mortgage loans increased primarily as a result of interest income on loans received in the mergers with LNH and Copley.

      Interest expense increased $909,000 for the three months ended March 31, 1997 compared to 1996. Average bank borrowings were $8,895,000 during the three months ended March 31, 1997 compared to $3,970,000 during the same period of 1996. Bank interest rates at March 31, 1997 and 1996 were 7.225%(LIBOR plus 1.85%)and 7.0309% (LIBOR plus 2.0%), respectively. Interest expense on real estate properties increased primarily as a result of the new UBC mortgage and the mortgages assumed in the Copley merger. This increase in interest expense was offset by the payoff of the Nobel Center mortgage and the sale of the Garden Villa Apartments and the Plantations Apartments in 1996.

      Depreciation and amortization increased $970,000 for the three months ended March 31, 1997 compared to 1996, primarily as a result of the properties acquired in the Copley and LNH mergers, offset by the sale of the Garden Villa Apartments, the Pin Oaks Apartments, Plantations Apartments and the EastGate Apartments.

      The increase in general and administrative expenses from $512,000 for the three months ended March 31, 1996 to $694,000 for the three months ended March 31, 1997 is primarily due to an increase in costs as a result of the Copley and LNH mergers.

      In March 1997, the Trust recognized deferred gains of $112,000 from previous sales. In January 1996, the Trust sold the Garden Villa Apartments in Seattle, Washington for a net sales price of $4,068,000 and the assumption of debt of
$3,132,000, and for financial reporting purposes recognized a gain of $1,353,000.

      NAREIT has recommended supplemental disclosures concerning capital expenditures, leasing costs, financing costs and straight-line rents. The Trust expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the three months ended March 31, 1997 and 1996 by category are as follows:

                                       March 31,
                                 ------------------
                                     1997      1996
                                 --------   -------
                                    (In thousands)
     Upgrades on acquisitions     $   197        76
     New development                2,008         -
     Major renovation                  41       671
     Tenant improvements:
        New tenants                   390       282
        Renewal tenants               219        88
     Other                            254       132
                                  -------   -------
                                  $ 3,109     1,249
                                  =======   =======

The Trust's leasing costs are capitalized and included in other assets. The costs are amortized over the life of the lease and are included in depreciation and amortization expense. A summary of these costs is as follows:

                                  Three Months Ended
                                       March 31,
                                   -----------------
                                      1997      1996
                                   -------    -------
                                     (In thousands)
Capitalized leasing costs:
  New tenants (old space)           $  105        106
  New tenants (first generation)        24          -
  Renewal tenants                      121         94
                                    ------     ------
                                    $  250        200
                                    ======     ======

Amortization of
  leasing costs                     $  154        131
                                    ======     ======

Liquidity and Capital Resources

     Net cash provided by operating activities was $3,174,000 for the three months ended March 31, 1997. The Trust distributed $4,139,000 in dividends. Other sources of cash were collections on mortgage loan receivables, mortgage borrowings and bank borrowings. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at March 31, 1997 is as follows:

                                                 March 31,
                                          -------------------
                                               1997      1996
                                          ---------  --------
                                               (In thousands)

   Mortgage notes payable - fixed rate    $ 104,542    63,747
   Bank notes payable - floating rate           881     6,040
                                          ---------  --------
     Total debt                           $ 105,423    69,787
                                          =========  ========

      The Trust currently has a working capital line of credit of $20,000,000 and an acquisition line of credit of $15,000,000 available for the acquisition of properties and other working capital requirements. The interest rate on both the working capital line and the acquisition line at March 31, 1997 was LIBOR plus 1.85% (or 7.225%). On March 27, 1997, the Trust renegotiated the interest rate on both the working capital line and the acquisition line and reduced the rates effective April 9, 1997 to LIBOR plus 1.75%. There is also a .125% fee on the unused amount of the $20 million credit line and the $15 million acquisition credit line. As of March 31, 1997, the acquisition line had a balance of $0 and the working capital line had a balance of $881,000. Also, the working capital line and the acquisition line mature September 30, 1997 and April 30, 1999, respectively.

      Budgeted capital expenditures for the year ending  December
31, 1997 are as follows:

                                             (In thousands)
                                            --------------
         Upgrades on acquisitions            $         372
         Major renovations                             216
         New development                            14,623
         Tenant Improvements:
           New tenants                               1,935
           New tenants - first generation              412
           Renewal tenants                             328
         Other                                       1,087
                                             -------------
                                             $      18,973
                                             =============

      The Trust anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Trust's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, (v) purchases of properties and (vi) normal repair and maintenance expenses at its properties both in the short and long term.

      On February 4, 1997, the Trust announced the offering of 1,875,000 shares of Beneficial Interest under its existing shelf registration statement. The shares were sold to institutional investors. The net proceeds of the offering (approximately $32,703,000, net of underwriting commissions and expenses) were used for the repayment of approximately $30,000,000 of outstanding indebtedness and to fund working capital requirements, including the acquisition of industrial properties. On February 28, 1997, the underwriter notified the Trust of its intention to exercise its over-allotment option to purchase an additional 225,000 shares. This transaction closed on February 28, 1997 and the Trust received net proceeds of $3,951,000 for working capital requirements.

     On March 20, 1997, the Trust purchased Interchange A (33,000 square feet) in Jackson, Mississippi for a total investment of approximately $1,082,000.

      On March 20, 1997, the Trust announced that its Board of Trustees approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend will be distributed on April 7, 1997 to shareholders of record as of March 31, 1997. All share and per share amounts have been restated to recognize the split.

      The Trust has entered into contracts to purchase three industrial properties located in Jackson, Mississippi, Tucson, Arizona and Fort Lauderdale, Florida. The total investment in these properties is estimated to be $13,178,000 and the closings are scheduled for June 1997.


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

DATED:  May 15, 1997


EASTGROUP PROPERTIES


\s\ Diane W. Hayman
------------------------
Diane W. Hayman, CPA
Controller

\s\ N. Keith McKey
----------------------
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer
and Secretary