Form 10-Q
period 1997-06-30
EASTGROUP PROPERTIES INC
filed 1997-08-14
CIK 49600

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                 -----------------------------------------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               ---------------------------------------------------

FOR QUARTER ENDED: JUNE 30, 1997
                   --------------
COMMISSION FILE NUMBER:  1 - 7094
                         --------

                           EASTGROUP PROPERTIES, INC.
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
                                                                ---------------

                             EASTGROUP PROPERTIES
       -----------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

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

12,684,228 SHARES OF COMMON STOCK ($.0001 PAR VALUE) WERE OUTSTANDING AT AUGUST 11, 1997.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 1997
--------------------------------------------------------------------------------


                                                                           Pages

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated financial statements

         Consolidated balance sheets, June 30, 1997
         and December 31, 1996                                               3

         Consolidated statements of income for the
         three months and six months ended
         June 30, 1997 and 1996                                              4

         Consolidated statements of cash flow for the
         six months ended June 30, 1997 and 1996                             5

         Consolidated statements of changes in
         stockholders' equity for the six months
         ended June 30, 1997 and 1996                                        7

         Notes to consolidated financial statements                          9

Item 2.  Management's discussion and analysis of
         financial condition and results of operations                      11


PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                  20

Item 6.   Exhibits and Reports on Form 8-K                                  20


SIGNATURES

Authorized signatures

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)


                                                      JUNE 30,      DECEMBER 31,
                                                        1997             1996
                                                     ---------        ---------
                                                    (UNAUDITED)

ASSETS
Real estate properties:
  Industrial                                         $ 209,719          186,908
  Industrial Development                                 7,507            1,925
  Office Buildings                                      39,195           38,912
  Apartments                                            37,763           37,494
                                                     ---------        ---------
                                                       294,184          265,239
  Less accumulated depreciation                        (27,019)         (22,703)
                                                     ---------        ---------
                                                       267,165          242,536
Real estate held for sale:
  Land                                                     585              585
  Operating properties                                  14,351           14,293
    less accumulated depreciation                         (859)            (859)
  Investment in joint venture                            4,408            4,367
                                                     ---------        ---------
                                                        18,485           18,386
Mortgage loans                                          13,515           12,503
Land purchase-leasebacks                                   527              527
Investment in real estate
  investment trusts                                      3,377              934
Cash and cash equivalents                                  787              438
Other assets                                             6,471            6,131
                                                     ---------        ---------
                                                     $ 310,327          281,455
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                               $ 103,992          115,116
Notes payable to banks                                  18,449           13,962
Accounts payable and accrued expenses                    2,131            2,893
Minority interests                                       3,267            3,141
Other liabilities                                        1,552            1,017
                                                     ---------        ---------
                                                       129,391          136,129
                                                     ---------        ---------
STOCKHOLDERS' EQUITY
Shares of common stock, par
  value $0.0001 per share; authorized
  70,000,000 shares; issued 12,684,228
  shares in 1997                                             1                -
Shares of beneficial interest, $1.00 par value
  per share; authorized 20,000,000 shares;
  issued 10,548,965 in 1996                                  -           10,549
Additional paid-in-capital                             171,400          123,780
Undistributed earnings                                   9,309           10,997
Unrealized gain on securities                              226                -
                                                     ---------        ---------
                                                       180,936          145,326
                                                     ---------        ---------
                                                     $ 310,327          281,455
                                                     =========        =========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)


                                      THREE MONTHS            SIX MONTHS
                                         ENDED                   ENDED
                                        JUNE 30,               JUNE 30,
                                ----------------------     ---------------------

                                  1997          1996         1997         1996
                                --------      --------     --------     --------
REVENUES
Income from real estate
  operations                    $ 11,788         7,514       22,985       14,367
Interest:
  Mortgage loans                     484           312        1,004          558
  Other interest                     101            12          186           12
Other                                292           273          479          586
                                --------      --------     --------     --------
                                  12,665         8,111       24,654       15,523
                                --------      --------     --------     --------
EXPENSES
Operating expenses from
  real estate operations           3,661         2,925        6,993        5,666
Interest expense                   2,275         1,658        4,711        3,185
Depreciation and
  amortization                     2,328         1,578        4,722        3,002
Minority interests
  in joint ventures                  141            50          299           82
General and
  administrative expense             707           522        1,401        1,034
                                --------      --------     --------     --------
                                   9,112         6,733       18,126       12,969
                                --------      --------     --------     --------
INCOME BEFORE GAIN (LOSS)
  ON INVESTMENTS                   3,553         1,378        6,528        2,554
                                --------      --------     --------     --------
GAIN (LOSS) ON INVESTMENTS
  Real estate                         (5)          643          107        1,996
  Real estate investment
    trust securities                   -            13            -           13
                                --------      --------     --------     --------
                                      (5)          656          107        2,009
                                --------      --------     --------     --------

NET INCOME                      $  3,548         2,034        6,635        4,563
                                ========      ========     ========     ========
NET INCOME PER SHARE OF
  COMMON STOCK                  $    .28           .28          .54          .67
                                ========      ========     ========     ========

Weighted average shares
  outstanding                     12,675         7,238       12,201        6,796
                                ========      ========     ========     ========

           See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(In thousands)


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                        1997             1996
                                                     ---------        ---------
OPERATING ACTIVITIES
  Net Income                                         $   6,635            4,563
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                        4,722            3,002
    Gain on investments, net                              (107)          (2,009)
    Other                                                 (137)             (28)
    Changes in operating assets
      and liabilities:
      Accrued income and other assets                   (1,813)            (124)
      Accounts payable, accrued expenses
      and other liabilites                                 248             (788)
                                                     ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                9,548            4,616
                                                     ---------        ---------
INVESTING ACTIVITIES
  Payments on mortgage loans receivable,
    net of amortization of loan discounts                  563               38
  Advances on mortgage loans receivable                 (1,575)               -
  Sale of real estate investments                            -            4,912
  Real estate development                               (5,121)            (295)
  Purchases of real estate                             (21,871)               -
  Purchase of real estate investment trusts shares      (2,217)               -
  Proceeds from sale of real estate
    investment trust shares                                  -              211
  Real estate improvements                              (2,093)          (3,117)
  Proceeds from merger of LNH, net                           -              903
  Proceeds from mergre of Copley, net                        -             (922)
  Change in other investment assets                      1,107             (135)
                                                     ---------        ---------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                   (31,207)           1,595
                                                     ---------        ---------
FINANCING ACTIVITIES
  Proceeds from bank borrowings                         43,984           33,194
  Proceeds from mortgage notes payables                  9,250                -
  Principal payments on bank borrowings                (39,497)          (9,280)
  Principal payments on mortgage notes
    payable                                            (20,374)         (24,679)
  Distributions paid to shareholders                    (8,323)          (4,282)
  Purchases of shares of beneficial
    interest and common stock                             (241)            (115)
  Net proceeds from issuance of shares
    of beneficial interest                              36,654                -
  Proceeds from exercise of stock options                  417              223
  Proceeds from dividend reinvestment plan                 138                9


CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(In thousands)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     --------------------------
                                                        1997            1996
                                                     ---------        ---------
                                                     ---------        ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  22,008           (4,930)
                                                     ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                      349            1,281
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                      438               26
                                                     ---------        ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                   $     787            1,307
                                                     =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Debt assumed by buyer of real estate                       -            3,132
  Cash paid for interest                                 4,777            2,968
  Fair value of shares issued in Copley merger          47,658                -
  Fair value of shares issued in LNH merger             13,640                -

           See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1996
(UNAUDITED)
(In thousands, except for per share data)


                               Shares of                       Additional                       Unrealized
                               Beneficial      Shares of        Paid-In       Undistributed      Gain on
                                Interest     Common Stock       Capital         Earnings        Securities        Total
                             -------------------------------------------------------------------------------------------------
Balance, December 31, 1995      $  6,348             --        66,228            9,657             667           82,900
  Net income                          --             --            --            4,563              --            4,563
  Cash dividends declared             --             --            --           (4,282)             --           (4,282)
  Issuance of 18,000
    shares of beneficial
    interest from exercise
    of options                        18             --           205               --              --              223
  Purchase and retirement
    of 7,500 shares of
    beneficial interest               (8)            --          (107)              --              --             (115)
  Issuance of 9,640 shares
    of beneficial interest,
      incentive
    compensation                      10             --           118               --              --              128
  Issuance of 927,366
    shares of beneficial
    interest, LNH Merger             927             --        12,713               --              --           13,640
  Issuance of 3,238,773
    shares of beneficial
    interest, Copley Merger        3,238             --        44,425               --              --           47,663
  Issuance of 662 shares
    of beneficial
    interest, dividend
    reinvestment plan                  1             --             9               --              --               10
  Change in unrealized
    gain on securities                --             --            --               --            (667)            (667)
                                --------       --------      --------         --------           -----         --------
Balance, June 30 1996           $ 10,534             --       123,591            9,938              --          144,063
                                ========       ========      ========         ========           =====         ========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1997
(UNAUDITED)
 (In thousands, except for per share data)



                               Shares of                          Additional                      Unrealized
                               Beneficial           Shares of      Paid-In      Undistributed       Gain on
                                Interest           Common Stock    Capital        Earnings         Securities      Total
                             -------------------------------------------------------------------------------------------------
Balance, December 31, 1996           10,549              --        123,780          10,997              --        145,326
  Net income                             --              --             --           6,635              --          6,635
  Cash dividends declared                --              --             --          (8,323)             --         (8,323)
  Issuance of 2,100,000
    shares of beneficial
    interest                          2,100              --         34,554              --              --         36,654
  Issuance of 23,800
    shares  of beneficial
    interest from exercise
    of options                           23              --            245              --              --            268
  Purchase and retirement
    of 8,268 shares of
    beneficial interest                  (8)             --           (142)             --              --           (150)
  Issuance of 6,490 shares
    of beneficial
    interest, incentive
    compensation                          7              --             97              --              --            104
  Issuance of 3,441 shares
    of beneficial
    interest, dividend
    reinvestment plan                     3              --             60              --              --             63
  Purchase of 194
    fractional shares of
    beneficial interest                  --              --             (5)             --              --             (5)
  Change in unrealized
    gain on securities                   --              --             --              --             226            226
  Reduction of par value
    associated with
    reorganization                  (12,674)              1         12,673              --              --             --
  Issuance of 10,625
    shares of common stock
    from exercise of
    options                              --              --            149              --              --            149
  Purchase and retirement
    of 4,350 shares of
    common stock                         --              --            (86)             --              --            (86)
  Issuance of 3,719 shares
    of common stock,
    dividend reinvestment
    plan                                 --              --             75              --              --             75
                                   --------        --------       --------        --------        --------       --------
Balance, June 30 1997              $     --               1        171,400           9,309             226        180,936
                                   ========        ========       ========        ========        ========       ========

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 1996 annual report and the notes thereto.

(2)  RECLASSIFICATIONS

         Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 classifications.

(3)      SHARE SPLIT

         On March 20, 1997, the Company announced that its Board of Directors approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend was distributed on April 7, 1997 to shareholders of record as of March 31, 1997. All share and per share amounts have been restated to recognize the split.

(4)      CORPORATE REORGANIZATION

            On June 5, 1997, the Company's shareholders approved and the Company subsequently completed the reorganization of the Trust into a Maryland corporation. The purpose of the reorganization was to modernize EastGroup's governance procedures and to provide EastGroup with a greater degree of certainty and flexibility in planning and implementing corporate action by adopting a form of organization used by many real estate investment trusts. EastGroup will continue to qualify as a real estate investment trust for tax purposes. Effective with the reorganization, the Company now has the authority to issue 100,000,000 shares consisting of 70,000,000 shares of common stock, $.0001 par value per share, and 30,000,000 shares of excess stock, $.0001 value per share. Effective June 5, 1997, all stock transactions reflect the new par value. Stock transactions prior to the reorganization have not been restated to reflect the new par value.

(5)      SUBSEQUENT EVENTS

         The Company purchased the following industrial properties subsequent to June 30, 1997:


                                                        DATE           PURCHASE
PROPERTY          LOCATION          SIZE                ACQUIRED       PRICE
-----------       ----------        --------------      --------       ------------
Senator
   Street         Memphis, TN       80,000 sq. ft.      7-16-97         $ 2,700,000
Chamberlain       Tucson, AZ        120,000 sq. ft.     7-22-97           4,050,000
35th Avenue       Phoenix, AZ       124,000 sq. ft.     7-31-97           2,785,000
                                                                        -----------
                                                                        $ 9,535,000
                                                                        ===========

The Company has entered into contracts to purchase four additional industrial properties located in Hayward, California, Santa Fe Springs, California,
El Paso, Texas and Tampa, Florida. The total investment in these properties is estimated to be $30,228,000 and the closings are tentatively scheduled for August and September 1997.

         The Company sold its Santa Fe Energy Office Building (176,000 square feet) in Houston, Texas on July 31, 1997 for a price of $13,000,000. The transaction generated a gain of approximately $2,300,000. The Company has also entered into contracts to sell its 77.78% interest in Liberty Corners Shopping Center and its 50% interest in the Cowesett Corners Shopping Center joint venture with closings tentatively scheduled for September 1997. The Company's proceeds from the sells are estimated to be $11,765,000 generating gains of approximately $4,700,000.

(6)      ACCOUNTING CHANGES

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the statement of income for all entities with complex capital structures and requires a reconciliation between basic and diluted earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and the adoption of this statement is not expected to have a material impact on the 1997 consolidated financial statements.

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

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will have no impact on the 1997 consolidated financial statements.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will have no impact on the 1997 consolidated financial statements.


(7)      FORWARD LOOKING STATEMENTS

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

EASTGROUP PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

         On March 20, 1997, the Company announced that its Board of Directors approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend was distributed on April 7, 1997 to stockholders of record as of March 31, 1997. All shares and per share amounts have been restated to recognize the split.

(Comments are for the balance sheet dated June 30 1997, compared to December 31, 1996.)

         Assets of EastGroup Properties ("EastGroup" or the "Company") were $310,327,000 at June 30, 1997, an increase of $28,872,000 from December 31,
1996. Liabilities decreased $6,738,000 to $129,391,000 during the same period. Book value per share increased from $13.78 at December 31, 1996 to $14.26 at June 30, 1997.

         Real estate properties and real estate held for sale increased $29,003,000 during the six months ended June 30, 1997 primarily as a result of the acquisition of seven industrial properties for $21,871,000, capital improvements on existing properties of $2,093,000, and the investment of $5,121,000 in six industrial developments as detailed below:


INDUSTRIAL
PROPERTIES                                                    SIZE               DATE
ACQUIRED                      LOCATION                    (SQUARE FEET)        ACQUIRED                      COST
-----------                  -----------                   ------------        --------                 -------------
                                                                                                        (In thousands)
Interchange A                Jackson, MS                       33,000           3-20-97                       $1,091
Palm River I                 Tampa, Fl                         72,000           4-30-97                        2,671
West Loop II                 Houston, TX                       77,000           5-02-97                        2,943
Lockwood                     Houston, TX                      392,000           5-09-97                        6,183
Interchange D                Jackson, MS                       67,000           6-13-97                        3,052
Yankee Boulevard             Fort Lauderdale, FL              118,000           6-23-97                        3,481
Cypress Creek                Fort Lauderdale, FL               56,000           6-23-97                        2,450
                                                                                                             -------
                                                                                                             $21,871
                                                                                                             =======


                                            TOTAL
                                            COSTS              TOTAL
                                            INCURRED           COSTS
                                            FOR THE            INCURRED          ESTIMATED
                                            SIX MONTHS         FOR THE           TOTAL
INDUSTRIAL           SIZE AT                ENDED              YEAR ENDED        DEVELOPMENT
DEVELOPMENT          COMPLETION             6-30-97            12-31-96          COSTS
-----------          ----------            ---------           ----------        -----------
                                                            (In thousands)
Rampart
  Distribution
  II-Denver           66,000 sq. ft.          $1,527                  673              2,270

Chancellor
  Center-Orlando      51,100 Sq. ft.             661                1,021              1,682

Walden
  Distribution-
  Tampa              122,283 sq. ft.             997                    -              3,377

Sunbelt II-Orlando    57,600 sq. ft.              37                    -              1,497

Benjamin
  Distribution
  I & II-Tampa        93,113 sq. ft.           1,198                    -              3,657

Palm River II-
  Tampa               72,000 sq. ft.             701                    -              2,597
                                              ------               ------            -------
                                              $5,121                1,694             15,080
                                              ======               ======            =======


         Accumulated depreciation on real estate properties increased primarily due to depreciation expense of $4,398,000.

         Mortgage loans receivable increased $1,012,000 during the first six months of 1997 as a result of the $1,575,000 mortgage note receivable on the acquisition of the Palm River Center and the amortization of loan discounts of $302,000. The terms of the note receivable are an interest rate of 8.5%, monthly interest only payments and a maturity of April 30, 1998. Mortgage notes receivable decreased as a result of regularly scheduled principal payments received of $165,000 and the payoff of the Baygreen mortgage note receivable (acquired in the Copley merger) of $700,000.

         Investments in real estate investment trusts increased from $934,000 at December 31, 1996 to $3,377,000 at June 30, 1997. This increase was due to $2,217,000 in purchases of stock in a real estate investment trust. Also, the Company recognized an unrealized gain of $226,000 on the Company's available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Mortgage notes payable decreased $11,124,000 during the six months of 1997, as a result of regularly scheduled principal payments of $1,089,000 and the payoff of the following mortgages: $2,524,000 on the Nobel Center mortgage, $5,138,000 on the Dominguez Distribution Center mortgage, $3,373,000 on the Metro Business Park mortgage and $8,250,000 on the University Business Center mortgage. These decreases were offset by the placement of a $9,250,000 mortgage on the University Business Center with an interest rate of 7.45%, monthly principal and interest of $74,235 and a maturity date of February 28, 2002.

         Notes payable to banks increased from $13,962,000 at December 31, 1996 to $18,449,000 at June 30, 1997, as a result of borrowings of $43,984,000 and payments of $39,497,000. As of June 30, 1997, the acquisition line had a balance of $8,943,000 and the working capital line had a balance of $9,506,000. The interest rate on both the working capital line and the acquisition line at June 30, 1997 was LIBOR plus 1.75% (or 7.44%). On March 27, 1997, the Company renegotiated the interest rate on both the working capital line and the acquisition line and reduced the rates effective April 9, 1997 to LIBOR plus 1.75%. Effective June 20, 1997, the acquisition line was increased from a $15,000,000 available line of credit to a $20,000,000 available line of credit.

         Unrealized gain on securities increased $226,000 as a result of unrealized gain recorded on the Company's investment in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings decreased from $10,997,000 at December 31, 1996 to $9,309,000 at June 30, 1997, as a result of dividends of $8,323,000 exceeding net income for financial reporting purposes of $6,635,000.

         On June 5, 1997, the Company's shareholders approved and the Company subsequently completed the reorganization of the Trust into a Maryland corporation. Effective with the reorganization, the Company now has the authority to issue 100,000,000 shares consisting of 70,000,000 shares of common stock, $0.0001 par value per share, and 30,000,000 shares of excess stock, $0.0001 par value per share. Effective June 5, 1997 all stock transactions reflect the new par value. Stock transactions prior to the reorganization have not been restated to reflect the new par value. Refer to the Consolidated Statements of Stockholders' Equity in the consolidated financial statements for a complete summary of changes in stockholders' equity.

RESULTS OF OPERATIONS:

(Comments are for the three months and six months ended June 30,1997, compared to the three months and six months ended June 30, 1996.

         Net income for the three months and six months ended June 30, 1997 was $3,548,000 ($.28 per share) and $6,635,000 ($.54 per share), compared to net income for the three months and six months ended June 30, 1996 of $2,034,000 ($.28 per share) and $4,563,000 ($.67 per share). Income before gains on investments was $3,553,000 and $6,528,000 for the three months and six months ended June 30, 1997, compared to $1,378,000 and $2,554,000 for the three months and six months ended June 30, 1996. Gains (losses) on investments were ($5,000) and $107,000 for the three months and six months ended June 30, 1997, compared to $656,000 and $2,009,000 for the three months and six months ended June 30, 1996.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $3,538,000 or 77% for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. For the six months ended June 30, 1997, PNOI increased by $7,291,000 or 84% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

         Property net operating income (loss) and percentage leased by property type were as follows:



                                 PNOI                              PNOI               PERCENT
                          THREE MONTHS ENDED                   SIX MONTHS ENDED       LEASED
                        --------------------                ---------------------     ------
                         1997           1996                 1997            1996     6-30-97
                        ------        ------                -----           -----     -------
                             (In thousands)
Industrial               5,542         2,505               10,816           4,639       97%
Office Buildings         1,541           884                3,004           1,588       90%
Apartments                 858         1,157                1,796           2,438       97%
Other                      186            43                  376              36
                         -----         -----               ------           -----
Total PNOI               8,127         4,589               15,992           8,701
                         =====         =====               ======           =====

         PNOI from industrial properties increased $3,037,000 and $6,177,000 for the three months and six months ended June 30, 1997, compared to June 30, 1996. Industrial properties held throughout the three months and six months ended June 30, 1997 and 1996, showed an increase in PNOI of .2% for the three months ended June 30, 1997 and 1% for the six months ended June 30, 1997. PNOI from industrial properties increased $2,333,000 and $5,031,000 for the three months and six months ended June 30, 1997, compared to June 30, 1996, as a result of the industrial properties received in the mergers with LNH and Copley. Also contributing to this increase in PNOI from industrial properties was the 1997 industrial acquisitions discussed previously, and the acquisition of Walnut Business Center, a 234,070 square foot industrial complex in Fullerton, California, in August 1996 and Braniff Park West, a 259,352 square foot industrial complex in Tulsa, Oklahoma, in September 1996. These acquisitions contributed $683,000 and $1,093,000 to the increase in PNOI from industrial properties for the three months and six months ended June 30, 1997, compared to June 30, 1996.

         PNOI from the Company's office buildings increased $657,000 and $1,416,000 for the three months and six months ended June 30, 1997, compared to June 30, 1996. The office buildings received in the mergers with LNH and Copley contributed $581,000 and $1,206,000 to the increase in PNOI for office buildings for the three months and six months ended June 30, 1997, compared to June 30, 1996. Also, office buildings held throughout the three months and six months ended June 30, 1997 and 1996, showed an increase in PNOI of 9.4% for the three months ended June 30, 1997 and an increase of 13.8% for the six months ended June 30, 1997.

         PNOI from the Company's apartment properties decreased $299,000 and $642,000 for the three months and six months ended June 30, 1997, compared to June 30, 1996. This decrease is primarily attributable to the sale of the Garden Villa Apartments in January 1996, the Pin Oaks and EastGate Apartments in November 1996 and the Plantation Apartments in December 1996. Apartment properties held throughout the three months and six months ended June 30, 1997 and 1996 showed a decrease in PNOI of 2.7% and .6%, respectively.

         Interest income on mortgage loans increased $172,000 and $446,000 for the three months and six months ended June 30, 1997 compared to 1996. The following is a breakdown of interest income for the three months and six months ended June 30, 1997 compared to 1996:


                                               THREE MONTHS               SIX MONTHS
                                                  ENDED                     ENDED
                                                 JUNE 30,                  JUNE 30,
                                         ----------------------      --------------------
                                             1997          1996         1997         1996
                                             ----          ----         ----         ----
                                                           (In thousands)
Interest income from mortgage loans:
  Land                                        228            57          453           57
  Apartments                                  133           133          264          262
  Motel                                        78            95          171          203
  Other                                        45            27          116           36
                                         --------      --------     --------     --------
                                              484           312        1,004          558
                                         ========      ========     ========     ========

Interest income from land mortgage loans increased as a result of interest income on loans received in the merger with LNH. The LNH loans were discounted to fair value at the merger date. This discount of $101,000 and $202,000 for the three months and six months ended June 30, 1997 is being amortized over the life of the loans and is included in interest income. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income on other mortgage loans increased primarily as a result of interest income on loans received in the mergers with LNH and Copley.

         Total interest expense increased $617,000 and $1,526,000 for the three months and six months ended June 30, 1997 compared to 1996. Average bank borrowings were $4,165,000 and $6,517,000 for the three months and six months ended June 30, 1997, compared to $6,907,000 and $5,439,000 for the same period of 1996. Bank interest rates at June 30, 1997 and 1996 were 7.44%(LIBOR plus 1.75%) and 7.33% (LIBOR plus 1.85%), respectively. Interest cost incurred during the period of construction of real estate properties is capitalized. The interest cost capitalized on real estate properties for the three months and six months ended June 30, 1997 was $63,000 and $102,000, compared to $0 for 1996. Interest expense on real estate properties increased primarily as a result of the new University Business Center mortgage and the mortgages assumed in the Copley merger. This increase in interest expense was offset by the payoff of the Nobel Center mortgage, and the sale of the Garden Villa Apartments and the Plantations Apartments in 1996.

         Depreciation and amortization increased $750,000 and $1,720,000 for the three months and six months ended June 30, 1997 compared to 1996. This increase was primarily due to the properties acquired in the Copley and LNH mergers and the industrial properties acquired in 1997. This increase in depreciation and amortization was offset by the sale of the Garden Villa Apartments, the Pin Oaks Apartments, Plantations Apartments and the EastGate Apartments.

         The increase in general and administrative expenses of $185,000 and $367,000 for the three months and six months ended June 30, 1997 is primarily due to an increase in costs as a result of the Copley and LNH mergers.

         In 1997, the Company recognized deferred gains of $107,000 from previous sales. Gains on investments for the period ended June 30, 1996 resulted from the following sales:

JUNE 30, 1996
-------------

                                                                               DISCOUNTED
DATE                                                                           NET SALES             RECOGNIZED
SOLD                                                          BASIS              PRICE                  GAIN
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

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the six months ended June 30, 1997 and 1996 by category are as follows:


                                                              JUNE 30,
                                                     --------------------------
                                                         1997             1996
                                                     ---------        ---------
                                                              (In thousands)

  Upgrades on acquisitions                           $     364               90
  New development                                        5,123              295
  Major renovation                                          69            1,668
  Tenant improvements:
    New tenants (first generation)                         210               --
    New tenants                                            597              739
    Renewal tenants                                        254              308
  Other                                                    597              312
                                                     ---------        ---------
                                                     $   7,214            3,412
                                                     =========        =========

The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the life of the lease and are included in depreciation and amortization expense. A summary of these costs is as follows:


                                     THREE MONTHS                SIX MONTHS
                                        ENDED                      ENDED
                                       JUNE 30,                  JUNE 30,
                                ----------------------     ---------------------
                                  1997          1996         1997         1996
                                --------      --------     --------     --------
                                               (In thousands)
Capitalized
leasing costs:
    New tenants                 $    280           114          385          220
    New tenants (first
      generation)                     62             -           86            -
    Renewal Tenants                  134            53          255          147
                                --------      --------     --------     --------
                                $    476           167          726          367
                                ========      ========     ========     ========


Amortization of                 $    170           104          324          235
Leasing costs                   ========      ========     ========     ========



LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $9,548,000 for the six months ended June 30, 1997. The Company distributed $8,323,000 in dividends. Other sources of cash were collections on mortgage loan receivables, mortgage borrowings, bank borrowings and proceeds from the offering. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at June 30, 1997 is as follows:


                                                             JUNE 30,
                                                     --------------------------
                                                        1997             1996
                                                     ---------        ---------
                                                           (IN THOUSANDS)
   Mortgage notes payable - fixed rate               $ 103,992          102,396
   Bank notes payable - floating rate                   18,449           28,273
                                                     ---------        ---------
         Total debt                                  $ 122,441          130,669
                                                     =========        =========

         The Company currently has a working capital line of credit of $20,000,000 and an acquisition line of credit of $20,000,000 available for the acquisition of properties and other working capital requirements. The interest rate on both the working capital line and the acquisition line at June 30, 1997 was LIBOR plus 1.75% (or 7.44%). On March 27, 1997, the Company renegotiated the interest rate on both the working capital line and the acquisition line and reduced the rates effective April 9, 1997 to LIBOR plus 1.75%. Effective June 20, 1997, the acquisition line was increased from a $15,000,000 available line of credit to a $20,000,000 available line of credit. There is also a .125% fee on the unused amount of the $20 million credit line and the $20 million acquisition credit line. As of June 30, 1997, the acquisition line had a balance of $8,943,000 and the working capital line had a balance of $9,506,000. Also, the working capital line and the acquisition line mature September 30, 1997 and April 30, 1999, respectively.

         Budgeted capital expenditures for the year ending December 31, 1997 are as follows:


                                                        (IN THOUSANDS)
                                                        --------------
         Upgrades on acquisitions                              $   701
         Major renovations                                         203
         New development                                        14,661
         Tenant Improvements:
           New tenants                                           1,536
           New tenants - first generation                          371


           Renewal tenants                                        587
           Other                                                1,151
                                                        -------------
                                                             $ 19,210
                                                        =============

         The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate to pay the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders,
(iv) capital improvements, (v) purchases of properties and (vi) normal repair and maintenance expenses at its properties both in the short and long term.

         In February 1997, the Company issued a total of 2,100,000 shares under an existing shelf registration statement. The net proceeds of the offering (approximately $36,654,000, net of underwriting commissions and expenses) were used for the repayment of approximately $30,000,000 of outstanding indebtedness and to fund working capital requirements, including the acquisition of industrial properties.

         The Company purchased the following industrial properties subsequent to June 30, 1997:


                                                      DATE           PURCHASE
PROPERTY             LOCATION       SIZE              ACQUIRED       PRICE
-----------          ----------     --------------    --------       -----------
Senator Street       Memphis, TN    80,000 sq. ft.    7-16-97        $ 2,700,000
Chamberlain          Tucson, AZ     120,000 sq. ft.   7-22-97          4,050,000
35th Avenue          Phoenix, AZ    124,000 sq. ft.   7-31-97          2,785,000
                                                                     -----------
                                                                     $ 9,535,000
                                                                     ===========

         The Company has entered into contracts to purchase four additional industrial properties located in Hayward, California, Santa Fe Springs, California, El Paso, Texas and Tampa, Florida. The total estimate investment in these properties is estimated to be approximately $30,228,000.

         The Company sold its Santa Fe Energy Office Building (176,000 square feet) in Houston, Texas on July 31, 1997 for a price of $13,000,000. The transaction generated a gain of approximately $2,300,000. The Company has also entered into contracts to sell its 77.78% interest in Liberty Corners Shopping Center and its 50% interest in the Cowesett Corners Shopping Center joint venture with closings tentatively scheduled for September 1997. The Company's proceeds from the sells are estimated to be $11,765,000 generating gains of approximately $4,700,000.

EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

                On June 5, 1997, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, Alexander G. Anagnos, H.C. Bailey, Jr., David H. Hoster II, Harold B. Judell, David M. Osnos, John N. Palmer and Leland R. Speed were elected directors of the Registrant, each to serve until the 1998 Annual Meeting. The following is a summary of the voting for directors:

                                            VOTE                   VOTE
          NOMINEE                           FOR                  WITHHELD
          -------------------            ---------               --------
          Alexander G. Anagnos           11,593,740              59,272
          H.C. Bailey, Jr.               11,599,193              53,819
          David H. Hoster II             11,599,637              53,375
          Harold B. Judell               11,595,059              57,953
          David M. Osnos                 11,597,624              55,388
          John N. Palmer                 11,277,770             375,242
          Leland R. Speed                11,599,637              53,375

         The following items were also approved at the June 5, 1997 Annual Meeting as follows:


                                FOR        AGAINST       ABSTAIN        NON VOTE
                              --------     -------       -------        --------
(1)Approval of the
  proposal to reorganize
  the Trust from a
  Maryland real estate
  investment trust to a
  Maryland business
  corporation                8,507,883     142,565       129,292       2,873,271


Item 6.  Exhibits and reports on Form 8-K

            (a) Exhibit 27 - Financial Data Schedule attached hereto.

            (b) Reports on Form 8-K
                None

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 14, 1997


EASTGROUP PROPERTIES, INC.




\s\ Diane W. Hayman
------------------------
Diane W. Hayman, CPA
Controller


\s\ N. Keith McKey
----------------------
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer
and Secretary