Form 10-Q
period 1997-09-30
EASTGROUP PROPERTIES INC
filed 1997-11-14
CIK 49600

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: SEPTEMBER 30, 1997

COMMISSION FILE NUMBER: 1 - 7094

                           EASTGROUP PROPERTIES, INC.
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

               MARYLAND                                     13-2711135
    (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         300 ONE JACKSON PLACE
        188 EAST CAPITOL STREET
             P.O. BOX 22728
         JACKSON, MISSISSIPPI                                  39201-2195
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (601) 354-3555

                              EASTGROUP PROPERTIES
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS ( OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X   NO
                                       ---    ---

16,190,984 SHARES OF COMMON STOCK ($.0001 PAR VALUE) WERE OUTSTANDING AT NOVEMBER 10, 1997.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                                        PAGES
                                                                                        -----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated financial statements

           Consolidated balance sheets, September 30, 1997
           and December 31, 1996                                                       3

           Consolidated statements of income for the three months and
           nine months ended September 30, 1997 and 1996                               4

           Consolidated statements of cash flow for the nine months ended
           September 30, 1997 and 1996                                                 5

           Consolidated statements of changes in stockholders' equity for
           the nine months ended September 30, 1997 and 1996                         6-7

           Notes to consolidated financial statements                                  8

Item 2.    Management's discussion and analysis of financial condition and
           results of operations                                                      10

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                        18

Item 6.    Exhibits and Reports on Form 8-K                                           18

SIGNATURES

Authorized signatures                                                                 19




CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                              1997                1996
                                                                                              ----                ----
                                                                                        (UNAUDITED)
ASSETS
Real estate properties:
  Industrial                                                                                $281,093             186,908
  Industrial Development                                                                      10,768               1,925
  Office Buildings                                                                            39,556              38,912
  Apartments                                                                                  15,335              37,494
                                                                                            --------            --------
                                                                                             346,752             265,239
  Less accumulated depreciation                                                              (26,242)            (22,703)
                                                                                            --------            --------
                                                                                             320,510             242,536
Real estate held for sale:
  Land                                                                                           585                 585
  Operating properties                                                                        22,594              14,293
    less accumulated depreciation                                                             (3,217)               (859)
  Investment in joint venture                                                                      -               4,367
                                                                                            --------            --------
                                                                                              19,962              18,386
Mortgage loans                                                                                11,893              12,503
Land purchase-leasebacks                                                                         527                 527
Investment in real estate investment trusts                                                   16,612                 934
Cash and cash equivalents                                                                        604                 438
Other assets                                                                                   6,678               6,131
                                                                                            --------            --------
                                                                                            $376,786             281,455
                                                                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                                                      $146,842             115,116
Notes payable to banks                                                                        35,044              13,962
Accounts payable and accrued expenses                                                          4,781               2,893
Minority interests                                                                             2,451               3,141
Other liabilities                                                                              1,749               1,017
                                                                                            --------            --------
                                                                                             190,867             136,129
                                                                                            --------            --------
STOCKHOLDERS' EQUITY
Shares of common stock, par value $0.0001 per share;
  authorized 70,000,000 shares; issued 12,690,984
  shares in 1997                                                                                   1                   -
Shares of beneficial interest, $1.00 par value per
  share; authorized 20,000,000 shares; issued
  10,548,965 in 1996                                                                               -              10,549
Additional paid-in-capital                                                                   171,459             123,780
Undistributed earnings                                                                        14,900              10,997
Unrealized loss on securities                                                                   (441)                  -
                                                                                            --------            --------
                                                                                             185,919             145,326
                                                                                            --------            --------
                                                                                            $376,786             281,455
                                                                                            ========            ========



See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS                     NINE MONTHS
                                                                      ENDED                             ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -------------                     -------------
                                                              1997             1996              1997              1996
                                                            -------           -------           -------           ------

REVENUES
Income from real estate operations                          $12,431            11,356            35,416           25,723
Interest:
  Mortgage loans                                                530               556             1,534            1,114
  Other interest                                                 53                30               239               42
Other                                                           532               162             1,011              748
                                                            -------           -------           -------           ------
                                                             13,546            12,104            38,200           27,627
                                                            -------           -------           -------           ------
EXPENSES
Operating expenses from real
  estate operations                                           3,770             3,788            10,763            9,454
Interest expense                                              2,623             2,862             7,334            6,047
Depreciation and amortization                                 2,620             2,164             7,342            5,166
Minority interests in joint
  ventures                                                      115               105               414              187
General and administrative expense                              813               650             2,214            1,684
                                                            -------           -------           -------           ------
                                                              9,941             9,569            28,067           22,538
                                                            -------           -------           -------           ------
INCOME BEFORE GAIN (LOSS) ON
  INVESTMENTS                                                 3,605             2,535            10,133            5,089
                                                            -------           -------           -------           ------
GAIN (LOSS) ON INVESTMENTS
  Real estate                                                 6,300               159             6,407            2,155
  Real estate investment trust
    securities                                                    -                (7)                -                6
                                                            -------           -------           -------           ------
                                                              6,300               152             6,407            2,161
                                                            -------           -------           -------           ------
NET INCOME                                                  $ 9,905             2,687            16,540            7,250
                                                            =======           =======           =======           ======
NET INCOME PER SHARE OF COMMON
  STOCK                                                     $   .78               .26              1.34              .90
                                                            =======           =======           =======           ======
Weighted average shares outstanding                          12,685            10,535            12,364            8,051
                                                            =======           =======           =======           ======

           See accompanying notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(IN THOUSANDS)
                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                -----------------------
                                                                                                1997               1996
                                                                                                ----               ----
OPERATING ACTIVITIES
  Net Income                                                                                $  16,540              7,250
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                               7,342              5,166
    Gain on investments, net                                                                   (6,407)            (2,161)
    Other                                                                                        (210)               (62)
    Changes in operating assets and liabilities:
         Accrued income and other assets                                                       (2,547)               (31)
         Accounts payable, accrued expenses and other
           liabilities                                                                          2,985               (534)
                                                                                              -------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      17,703              9,628
                                                                                              -------           --------
INVESTING ACTIVITIES
  Payments on mortgage loans receivable, net of
    amortization of loan discounts                                                              1,853               (122)
  Advances on mortgage loans receivable                                                        (1,575)                 -
  Sale of real estate investments                                                              24,138              9,780
  Sale of real estate investments trust securities                                                  -              1,056
  Real estate development                                                                      (7,706)                 -
  Purchases of real estate                                                                    (45,827)           (13,850)
  Purchase of real estate investment trusts shares                                            (16,119)                 -
  Real estate improvements                                                                     (3,194)            (5,106)
  Change in other investment assets                                                             1,213               (211)
                                                                                              -------           --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                           (47,217)            (8,453)
                                                                                              -------           --------
FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                                79,017             54,726
  Proceeds from mortgage notes payable                                                          9,250             19,000
  Principal payments on bank borrowings                                                       (57,935)           (41,305)
  Principal payments on mortgage notes payable                                                (25,042)           (24,999)
  Distributions paid to shareholders                                                          (12,637)            (7,725)
  Purchases of shares of beneficial interest and
    common stock                                                                                 (393)                 -
  Net proceeds from issuance of shares of
    beneficial interest                                                                        36,654                  -
  Proceeds from exercise of stock options                                                         553                140
  Proceeds from dividend reinvestment plan                                                        213                 63
  Proceeds from merger of LNH, net                                                                  -                903
  Proceeds from merger of Copley, net                                                               -             (1,392)
                                                                                             --------            -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            29,680               (589)
                                                                                             --------            -------
INCREASE IN CASH AND CASH EQUIVALENTS                                                             166                586
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  438                 26
                                                                                             --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    604                612
                                                                                             ========            =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Debt assumed by the Company in purchase of real estate                                       47,519                  -
  Cash paid for interest                                                                        6,695              5,511
  Fair value of shares issued in Copley merger                                                      -             47,658
  Fair value of shares issued in LNH merger                                                         -             13,640

See accompanying notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1996
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                          SHARES OF                    ADDITIONAL                 UNREALIZED
                                         BENEFICIAL      SHARES OF       PAID-IN    UNDISTRIBUTED   GAIN ON
                                          INTEREST     COMMON STOCK      CAPITAL      EARNINGS    SECURITIES      TOTAL
                                          --------     ------------      -------      --------    ----------      -----

Balance, December 31, 1995                  $ 6,348             --        66,228         9,657           667       82,900
Net income                                       --             --            --         7,250            --        7,250
Cash dividends declared                          --             --            --        (7,725)           --       (7,725)
Issuance of 23,250 shares of
  beneficial interest from exercise
  of options                                     23             --           265            --            --          288
Purchase and retirement of 9,750
  shares of beneficial interest                 (10)            --          (138)           --            --         (148)
Issuance of 9,640 shares of
  beneficial interest, incentive
  compensation                                   10             --           118            --            --          128
Issuance of 927,366 shares of
  beneficial interest, LNH Merger               927             --        12,713            --            --       13,640
Issuance of 3,238,343 shares of
  beneficial interest, Copley Merger          3,238             --        44,420            --            --       47,658
Issuance of 3,964 shares of beneficial
  interest, dividend reinvestment
  plan                                            4             --            59            --            --           63
Change in unrealized gain on
  securities                                     --             --            --            --          (667)        (667)
                                           --------       --------      --------        ------         -----      -------
Balance, September 30, 1996               $  10,540             --       123,665         9,182            --      143,387
                                          =========       ========      ========        ======         =====      =======



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                          SHARES OF                    ADDITIONAL                 UNREALIZED
                                         BENEFICIAL      SHARES OF       PAID-IN    UNDISTRIBUTED GAIN (LOSS)
                                          INTEREST     COMMON STOCK      CAPITAL      EARNINGS    ON SECURITIES   TOTAL
                                          --------     ------------      -------      --------    -------------   -----

Balance, December 31, 1996                 $ 10,549             --       123,780        10,997            --      145,326
  Net income                                     --             --            --        16,540            --       16,540
  Cash dividends declared                        --             --            --       (12,637)           --      (12,637)
  Issuance of 2,100,000 shares
    of beneficial interest                    2,100             --        34,554            --            --       36,654
  Issuance of 23,800 shares of
    beneficial interest from
    exercise of options                          23             --           245            --            --          268
  Purchase and retirement of
    8,268 shares of beneficial
    interest                                     (8)            --          (142)           --            --         (150)
  Issuance of 6,490 shares of
    beneficial interest, incentive
    compensation                                  7             --            97            --            --          104
  Issuance of 3,441 shares of
    beneficial interest, dividend
    reinvestment plan                             3             --            60            --            --           63
  Purchase of 194 fractional shares
    of beneficial interest                       --             --            (5)           --            --           (5)
  Change in unrealized gain (loss)
    on securities                                --             --            --            --          (441)        (441)
  Reduction of par value associated
    with reorganization                     (12,674)             1        12,673            --            --           --
  Issuance of 21,250 shares of
    common stock from exercise of
    options                                      --             --           285            --            --          285
  Purchase and retirement of 11,725
    shares of common stock                       --             --          (238)           --            --         (238)
  Issuance of 7,225 shares of common
    stock, dividend reinvestment
    plan                                         --             --           150            --            --          150
                                           --------        -------      --------       -------         -----     --------
Balance, September 30, 1997                $     --              1       171,459        14,900          (441)     185,919
                                           ========        =======      ========      ========        =======    ========

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

(4)      CORPORATE REORGANIZATION

         On June 5, 1997, the Company's shareholders approved and the Company subsequently completed the reorganization of the Trust into a Maryland corporation. The purpose of the reorganization was to modernize EastGroup's governance procedures and to provide EastGroup with a greater degree of certainty and flexibility in planning and implementing corporate action by adopting a form of organization used by many real estate investment trusts. EastGroup will continue to qualify as a real estate investment trust for tax purposes. Effective with the reorganization, the Company now has the authority to issue 100,000,000 shares consisting of 70,000,000 shares of common stock, $.0001 par value per share, and 30,000,000 shares of excess stock, $.0001 par value per share. Effective June 5, 1997, all stock transactions reflect the new par value. Stock transactions prior to the reorganization have not been restated to reflect the new par value.

(5)      SUBSEQUENT EVENTS

         In October 1997, the Company completed the offering of 3,500,000 shares of its common stock for net proceeds of approximately $72,500,000. Approximately $35,500,000 was used to repay all outstanding indebtedness under the Company's revolving credit facilities, and the remainder will be used to purchase industrial properties and/or to repay additional indebtedness.

         The Company has entered into contracts to purchase five additional industrial properties, aggregating approximately 1,189,000 square feet of leasable space, for a total cost of approximately $38,496,000.

         On November 12, 1997, the Company acquired Interchange B, a 27,000 square foot industrial complex in Jackson, Mississippi, for a total cost of approximately $1,210,000.

(6)      ACCOUNTING CHANGES

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the statement of income for all entities with complex capital structures and requires a reconciliation between basic and diluted earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and the adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

         Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for fiscal years ending after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will have no impact on the 1997 consolidated financial statements, but could require expanded disclosure in subsequent periods.

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

(Comments are for the balance sheet dated September 30 1997, compared to December 31, 1996.)

         Assets of EastGroup Properties, Inc. ("EastGroup" or the "Company") were $376,786,000 at September 30, 1997, an increase of $95,331,000 from December 31, 1996. Liabilities increased $54,738,000 to $190,867,000 during the same period. Book value per share increased from $13.78 at December 31, 1996 to $14.65 at September 30, 1997.

         Real estate properties and real estate held for sale (excluding accumulated depreciation) increased $85,447,000 during the nine months ended September 30, 1997 primarily as a result of the acquisition of 16 industrial properties for $92,311,000 (as detailed below) and one parcel of land for future development for $1,035,000, capital improvements on existing properties of $3,194,000, and the investment of $7,706,000 in seven industrial developments (as detailed below).

INDUSTRIAL
PROPERTIES                                                                      SIZE              DATE             COST
 ACQUIRED                               LOCATION                            (SQUARE FEET)       ACQUIRED      (IN THOUSANDS)
----------                              --------                            -------------       --------      --------------
Interchange A and D                     Jackson, MS                             100,000          3-20-97        $ 4,148
                                                                                                 6-13-97
Palm River Distribution Center I        Tampa, FL                                72,000          4-30-97          2,671
West Loop II Business Park II           Houston, TX                              77,000          5-02-97          2,951
Lockwood Distribution Center            Houston, TX                             392,000          5-09-97          6,188
Yankee Boulevard Industrial Park        Fort Lauderdale, FL                     118,000          6-23-97          3,489
Cypress Creek Business Park             Fort Lauderdale, FL                      56,000          6-23-97          2,457
Senator Street Distribution Center      Memphis, TN                              80,000          7-16-97          2,726
Chamberlain Distribution Center         Tucson, AZ                              120,000          7-22-97          4,070
35th Avenue Distribution Center         Phoenix, AZ                             124,000          7-31-97          2,799
Washington Distribution Center          Santa Fe Springs, CA                    141,000          8-19-97          6,533
San Clemente Distribution Center        Hayward, CA                              81,000          8-22-97          2,894
Elmwood  Business Park                  New Orleans, LA                         262,000          9-24-97          9,171
Riverbend Business Park                 New Orleans, LA                         591,000          9-24-97         20,395
Ellis Distribution Center               Jacksonville, FL                        337,000          9-24-97          8,052
Westside Distribution Center            Jacksonville, FL                        502,000          9-24-97         12,881
56th Street Commerce Park               Tampa, FL                                25,000          9-30-97            886
                                                                                                                -------
                                                                                                                $92,311
                                                                                                                =======




                                                                               TOTAL
                                                                               COSTS              TOTAL
                                                                             INCURRED             COSTS
                                                                              FOR THE           INCURRED        ESTIMATED
                                                                            NINE MONTHS          FOR THE          TOTAL
INDUSTRIAL                                       SIZE AT                       ENDED           YEAR ENDED      DEVELOPMENT
DEVELOPMENT                                    COMPLETION                     9-30-97           12-31-96          COSTS
-----------                                    ----------                     -------           --------          -----
                                                                                              (IN THOUSANDS)
Rampart
  Distribution II-Denver                    66,000 sq. ft.                      $1,716                673           2,389
Chancellor Center-Orlando                   51,000 sq. ft.                         681              1,021           1,702
Deerwood expansion-Jacksonville             29,000 sq. ft.                         455                  -             455
Walden Distribution- Tampa                 122,000 sq. ft.                       1,328                  -           3,352
Sunbelt II-Orlando                          61,000 sq. ft.                         123                  -           1,631
Benjamin Distribution
  I & II-Tampa                              93,000 sq. ft.                       2,663                  -           3,676
Palm River II - Tampa                       72,000 sq. ft.                         740                  -           2,391
                                                                                ------              -----          ------
                                                                                $7,706              1,694          15,596
                                                                                ======              =====          ======

These increases were offset by the sale of the Santa Fe Energy Office Building with a cost of $10,908,000 and the Liberty Corners Shopping Center with a cost of $3,443,000 and the Cowesett Corners Shopping Center with a cost of $4,310,000.

         Accumulated depreciation on real estate properties increased primarily due to depreciation expense of $6,839,000, offset by the sale of properties with accumulated depreciation of $859,000 consisting of the Santa Fe Office Building with $803,000 and Liberty Corners Shopping Center with $56,000.

         Mortgage loans receivable decreased $610,000 during the nine months ended September 30, 1997. Decreases resulted from regularly scheduled principal payments received of $224,000 and the payoff of the Baygreen mortgage note receivable (acquired in the Copley merger) of $700,000, the payoff of the Bell Road mortgage note receivable of $935,000, and the paydown on the Plus Park mortgage note receivable of $444,000. Increases resulted from the $1,575,000 mortgage note receivable on the acquisition of the Palm River Center and the amortization of loan discounts of $450,000. The terms of the note receivable are an interest rate of 8.5%, monthly interest only payments and a maturity of April 30, 1998.

         Investments in real estate investment trusts increased from $934,000 at December 31, 1996 to $16,612,000 at September 30, 1997. This increase was due to the acquisition of 1,449,956 shares of Meridian Point Realty Trust VIII for $13,755,000 and the purchase of stock in other real estate investment trusts of $2,364,000. Also, the Company recognized an unrealized loss of $441,000 on the Company's available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Mortgage notes payable increased $31,726,000 during the nine months of 1997, as a result of the placement of a $9,250,000 mortgage on the University Business Center with an interest rate of 7.45%, monthly principal and interest of $74,235 and a maturity date of February 28, 2002. Also, the Company assumed debt of $2,519,000 on the acquisition of the Chamberlain Distribution Center and $45,000,000 on the purchase of the four industrial properties in Jacksonville and New Orleans. The terms of the Chamberlain mortgage note payable are 8.75% interest, monthly principal and interest of $21,376 and a maturity date of January 1, 2005. The terms of the Jacksonville and New Orleans mortgage note payable are 9.25% interest, with interest only payments due monthly and principal and interest due on December 31, 1997. These increases were offset by regularly scheduled principal payments of $1,655,000 and the repayment of the following mortgages: $2,524,000 on the Nobel Center mortgage, $5,138,000 on the Dominguez Distribution Center mortgage, $3,373,000 on the Metro Business Park mortgage, $8,250,000 on the University Business Center mortgage and $4,103,000 on the Sunbelt Distribution Center mortgage.

         Notes payable to banks increased from $13,962,000 at December 31, 1996 to $35,044,000 at September 30, 1997, as a result of borrowings of $79,017,000 and payments of $57,935,000. As of September 30, 1997, the acquisition line had a balance of $18,338,000 and the working capital line had a balance of $16,706,000. These lines of credit are described in detail under Liquidity and Capital Resources.

         Unrealized loss on securities increased $441,000 as a result of unrealized loss recorded on the Company's investment in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings increased from $10,997,000 at December 31, 1996 to $14,900,000 at September 30, 1997, as a result of net income for financial reporting purposes of $16,540,000 exceeding dividends of $12,637,000.

         On June 5, 1997, the Company's shareholders approved and the Company subsequently completed the reorganization from a Maryland trust into a Maryland corporation. Effective with the reorganization, the Company now has the authority to issue 100,000,000 shares consisting of 70,000,000 shares of common stock, $0.0001 par value per share, and 30,000,000 shares of excess stock, $0.0001 par value per share. Effective June 5, 1997 all stock transactions reflect the new par value. Stock transactions prior to the reorganization have not been restated to reflect the new par value. Refer to the Consolidated Statements of Stockholders' Equity in the consolidated financial statements for a complete summary of changes in stockholders' equity.

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

RESULTS OF OPERATIONS:

(Comments are for the three months and nine months ended September 30,1997, compared to the three months and nine months ended September 30, 1996.)

         Net income for the three months and nine months ended September 30, 1997 was $9,905,000 ($.78 per share) and $16,540,000 ($1.34 per share), compared to net income for the three months and nine months ended September 30, 1996 of $2,687,000 ($.26 per share) and $7,250,000 ($.90 per share). Income before gains on investments was $3,605,000 and $10,133,000 for the three months and nine months ended September 30, 1997, compared to $2,535,000 and $5,089,000 for the three months and nine months ended September 30, 1996. Gains on investments were $6,300,000 and $6,407,000 for the three months and nine months ended September 30, 1997, compared to $152,000 and $2,161,000 for the three months and nine months ended September 30, 1996.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $1,093,000 or 14.4% for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. For the nine months ended September 30, 1997, PNOI increased by $8,384,000 or 51.5% compared to the nine months ended September 30, 1996.

         Property net operating income and percentage leased by property type were as follows:

                                                        PNOI                               PNOI
                                                        ----                               ----                   PERCENT
                                                 THREE MONTHS ENDED                NINE MONTHS ENDED              LEASED
                                                1997             1996            1997              1996           9-30-97
                                                ----             ----            ----              ----           -------
                                                                        (IN THOUSANDS)

Industrial                                      6,315             4,786          17,131             9,425             95%
Office Buildings                                1,378             1,477           4,382             3,065             93%
Apartments                                        884             1,194           2,680             3,632             97%
Other                                              84               111             460               147
                                                 ----             -----          ------             -----
Total PNOI                                      8,661             7,568          24,653            16,269
                                                =====             =====          ======            ======

         PNOI from industrial properties increased $1,529,000 and $7,706,000 for the three months and nine months ended September 30, 1997, compared to September 30, 1996. Industrial properties held throughout the three months and nine months ended September 30, 1997 and 1996, showed an increase in PNOI of 6.3% for the three months ended September 30, 1997 and 1.6% for the nine months ended September 30, 1997. PNOI from industrial properties increased $ 5,261,000 for the nine months ended September 30, 1997, compared to September 30, 1996, as a result of the industrial properties received in the mergers with LNH and Copley. Also contributing to this increase in PNOI from industrial properties were the 1997 industrial acquisitions discussed previously, and the acquisition of Walnut Business Center, a 234,070 square foot industrial complex in Fullerton, California, in August 1996 and Braniff Park West, a 259,352 square foot industrial complex in Tulsa, Oklahoma, in September 1996. These acquisitions contributed $1,214,000 and $2,307,000 to the increase in PNOI from industrial properties for the three months and nine months ended September 30, 1997, compared to September 30, 1996.

         PNOI from the Company's office buildings decreased $99,000 and increased $1,317,000 for the three months and nine months ended September 30, 1997, compared to September 30, 1996. The decrease for the three months ended September 30, 1997 compared to September 30, 1996 is the result of the sale of the Santa Fe Office Building in July 1997, offset by improvement in operations from office properties held throughout the three months ended September 30, 1997 and 1996. The office buildings acquired in the mergers with LNH and Copley contributed $1,236,000 to the increase in PNOI for office buildings for the nine months ended September 30, 1997, compared to September 30, 1996. Also, office buildings held throughout the three months and nine months ended September 30, 1997 and 1996, showed an increase in PNOI of 9.1% for the three months ended September 30, 1997 and an increase of 18.2% for the nine months ended September 30, 1997.

         PNOI from the Company's apartment properties decreased $310,000 and $952,000 for the three months and nine months ended September 30, 1997, compared to September

30, 1996. This decrease is primarily attributable to the sale of the Garden Villa Apartments in January 1996, the Pin Oaks and EastGate Apartments in November 1996 and the Plantation Apartments in December 1996. Apartment properties held throughout the three months and nine months ended September 30, 1997 and 1996 showed a decrease in PNOI of 11.5% and 4.5%, respectively.

         Interest income on mortgage loans decreased $26,000 and increased $420,000 for the three months and nine months ended September 30, 1997 compared to 1996. The following is a breakdown of interest income for the three months and nine months ended September 30, 1997 compared to 1996:

                                                                     THREE MONTHS                     NINE MONTHS
                                                                         ENDED                            ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     -------------                    -------------
                                                                 1997           1996              1997            1996
                                                                 ----           ----              ----            ----
                                                                                    (IN THOUSANDS)

Interest income from mortgage loans:
  Land                                                           223              280              676              337
  Apartments                                                     134              132              398              392
  Motel                                                          130               82              301              285
  Other                                                           43               62              159              100
                                                              ------           ------           ------           ------
                                                                 530              556            1,534            1,114
                                                              ======           ======           ======           ======

         Interest income from land mortgage loans increased as a result of interest income on loans received in the merger with LNH Reit, Inc. ("LNH"). The LNH loans were discounted to fair value at the merger date. This discount of $101,000 and $303,000 for the three months and nine months ended September 30, 1997 is being amortized over the life of the loans and is included in interest income. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income on other mortgage loans increased primarily as a result of interest income on loans received in the mergers with LNH and Copley Properties, Inc. ("Copley").

         Interest expense decreased $239,000 and increased $1,287,000 for the three months and nine months ended September 30, 1997 compared to 1996. Average bank borrowings were $24,526,000 and $12,586,000 for the three months and nine months ended September 30, 1997, compared to $21,377,000 and $10,726,000 for the same period of 1996. Bank interest rates at September 30, 1997 and 1996 were 7.4375%(LIBOR plus 1.75%) and 7.35% (LIBOR plus 1.85%), respectively. Interest cost incurred during the period of construction of real estate properties is capitalized. The interest cost capitalized on real estate properties for the three months and nine months ended September 30, 1997 was $144,000 and $246,000, compared to $0 for 1996. Interest expense on real estate properties increased primarily as a result of the new University Business Center mortgage, the mortgages assumed in the Copley merger, the mortgage assumed on the acquisition of Chamberlain and the mortgage on the purchase of the four industrial properties in Jacksonville and New Orleans. This increase in interest expense was offset by the payoff of the Nobel Center mortgage, and the sale of the Garden Villa Apartments and the Plantations Apartments in 1996.

         Depreciation and amortization increased $456,000 and $2,176,000 for the three months and nine months ended September 30, 1997 compared to 1996. This increase was primarily due to the properties acquired in the Copley and LNH mergers and the industrial properties acquired in 1997. This increase in depreciation and amortization was offset by the sale of the Garden Villa Apartments, the Pin Oaks Apartments, Plantations Apartments, the EastGate Apartments, the Santa Fe Office Building and the Liberty Corners Shopping Center.

         The increase in general and administrative expenses of $163,000 and $530,000 for the three months and nine months ended September 30, 1997 is primarily due to an increase in costs as a result of the Copley and LNH mergers and the property acquisitions.

         In 1997, the Company recognized deferred gains of $257,000 from previous sales. Gains on investments for the nine month periods ended September 30, 1997 and 1996 resulted from the following sales:

SEPTEMBER 30, 1997
------------------
                                                                              DISCOUNTED
DATE                                                                           NET SALES               RECOGNIZED
SOLD                                                            BASIS            PRICE                 GAIN (LOSS)
-----                                                           -----         -----------              -----------
                                                                             (In thousands)
           REAL ESTATE PROPERTIES:
7-97                Santa Fe Energy Office Building            $ 10,354            12,660                 2,306
8-97                Liberty Corners Shopping Center               2,650             5,275                 2,625
9-97                Cowesett Corners Shopping Center              4,237             5,946                 1,709

9-97       MORTGAGE LOANS:
                    Writedown Citrus Center                         490                 -                  (490)

9-97       OTHER                                                      -               257                   257
                                                                -------            ------               -------
                                                                $17,731            24,138                 6,407
                                                                =======            ======               =======
SEPTEMBER 30, 1996
------------------
                                                                              DISCOUNTED
DATE                                                                           NET SALES               RECOGNIZED
SOLD                                                            BASIS            PRICE                 GAIN (LOSS)
-----                                                           -----         -----------              -----------
                                                                             (In thousands)
           REAL ESTATE PROPERTIES:
1-96                Garden Villa Apartments                     $ 2,715             4,068                 1,353
9-96                BayGreen Industrial Park                      1,051             1,000                   (51)

           LAND PURCHASE-LEASEBACKS:
4-96                Bellevue                                          -               472                   472
5-96                Taco Bell                                        12               143                   131

           LAND:
6-96                Southwyck parcel                                111               149                    38
7-96                Sample I-95 land                              3,275             3,267                    (8)
9-96                Wellington parcel                               383               603                   220

           SECURITIES:
Various             Liberte' stock                                1,050             1,056                     6
                                                                -------            ------                 -----
                                                                $ 8,597            10,758                 2,161
                                                                =======            ======                 =====

         The gain on the sale of the Liberte' stock and the Southwyck parcel are gains on investments received in the LNH merger on May 14, 1996.

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover cost such as carpet, painting and small appliances. Capital expenditures for the nine months ended September 30, 1997 and 1996 by category are as follows:

                                                                                              SEPTEMBER 30,
                                                                                              -------------
                                                                                       1997                  1996
                                                                                       ----                  ----
                                                                                            (IN THOUSANDS)
         Upgrades on acquisitions                                                    $  465                    90
         Major renovation                                                                80                    --
         New development                                                              7,706                 3,037
         Tenant improvements:
           New tenants (first generation)                                               307                    --
           New tenants                                                                1,209                   976
           Renewal tenants                                                              288                   391
         Other                                                                          845                   612
                                                                                     ------                 -----
                                                                                    $10,900                 5,106
                                                                                    =======                 =====

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the life of the lease and are included in depreciation and amortization expense. A summary of these costs is as follows:

                                                                  THREE MONTHS                         NINE MONTHS
                                                                      ENDED                                 ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  -------------                        -------------
                                                              1997              1996               1997            1996
                                                              ----              ----               ----            ----
                                                                 (IN THOUSANDS)

Capitalized leasing costs:
  New tenants                                                  $ 563              211               948              431
  New tenants (first generation)                                  (4)               -                82                -
  Renewal Tenants                                                189               79               444              226
                                                               -----             ----              ----             ----
                                                               $ 748              290             1,474              657
                                                               =====             ====             =====             ====
  Amortization of Leasing cost                                 $ 179              154               503              389
                                                               =====             ====             =====              ====

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $17,703,000 for the nine months ended September 30, 1997. The Company distributed $12,637,000 in dividends. Other sources of cash were collections on mortgage loan receivables, sales of real estate investments, mortgage borrowings, bank borrowings and proceeds from the stock offering. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at September 30, 1997 is as follows:

                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                   1997                  1996
                                                                                   ----                  ----
                                                                                          (IN THOUSANDS)

Mortgage notes payable - fixed rate                                                $146,842               120,885
Bank notes payable - floating rate                                                   35,044                17,780
                                                                                   --------              --------
         Total debt                                                                $181,886               138,665
                                                                                   ========              ========

         On September 30, 1997, the Company had a working capital line of credit of $20,000,000 and an acquisition line of credit of $20,000,000 available for the acquisition of properties and other working capital requirements. The interest rate on both the working capital line and the acquisition line at September 30, 1997 was LIBOR plus 1.75% (or 7.4375%). There is also a .125% fee on the unused amount of the $20 million credit line and the $20 million acquisition credit line. As of September 30, 1997, the acquisition line had a balance of $18,338,000 and the working capital line had a balance of $16,706,000.

         Effective October 1, 1997, the maximum principal amount of the Acquisition Facility increased to $65.0 million through March 31, 1998 and then will be $50.0 million from April 1, 1998 through September 30, 2000. Through March 31, 1998, the first $48.75 million advanced under the Acquisition Facility will bear interest at LIBOR plus 1.50% and any advances in excess of $48.75 million will bear interest at LIBOR plus 1.75%. Effective April 1, 1998, all advances under the Acquisition Facility will bear interest at LIBOR plus 1.50%.

         Effective October 1, 1997, the maximum principal amount of the Working Capital Facility was increased to $35.0 million through March 31, 1998 and then will be $25.0 million from April 1, 1998 through September 30, 1998. Through March 31, 1998, the first $26.25 million advanced under the Working Capital Facility will bear interest at LIBOR plus 1.50% and any advances in excess of $26.25 million will bear interest at LIBOR plus 1.75%. Effective April 1, 1998, all advances under the Working Capital Facility will bear interest at LIBOR plus 1.50%.

         Budgeted capital expenditures for the year ending December 31, 1997 are as follows:

                                                                                                   (IN THOUSANDS)
                                                                                                   --------------
Upgrades on acquisitions                                                                                $ 762
Major renovations                                                                                         130
New development                                                                                        12,981
Tenant Improvements:
  New tenants                                                                                           2,162
  New tenants - first generation                                                                          617
  Renewal tenants                                                                                         319
Other                                                                                                   1,296
                                                                                                      -------
                                                                                                      $18,267
                                                                                                      =======

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

         In October 1997, the Company completed the offering of 3,500,000 shares of its Common Stock for net proceeds of approximately $72,500,000. Approximately $35,500,000 was used to repay all outstanding indebtedness under the Company's revolving credit facilities, and the remainder will be used to purchase industrial properties and/or to repay additional indebtedness.


         The Company has entered into contracts to purchase five additional industrial properties, aggregating approximately 1,189,000 square feet of leasable space, for a total cost of approximately $38,496,000.

         On November 12, 1997, the Company acquired Interchange B, a 27,000 square foot industrial complex in Jackson, Mississippi for a total cost of approximately $1,210,000.

         The Company incurred a mortgage note payable of $45,000,000 on the purchase of the four industrial properties in Jacksonville and New Orleans in September 1997. The note is due on December 31, 1997. The Company plans to repay the note with any remaining proceeds of the stock offering and bank debt.

EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27 - Financial Data Schedule attached hereto.

    (b)  Reports on Form 8-K

         (1) Filed September 29, 1997 Reporting the purchase of four industrial properties (14 buildings) totaling 1,692,000 square feet located in Jacksonville, Florida and New Orleans, Louisiana for a total purchase price of $50,237,000 including closing costs.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 1997

                                              EASTGROUP PROPERTIES, INC.

                                              /s/ Diane W. Hayman
                                              -------------------------------
                                              Diane W. Hayman, CPA Controller

                                              /s/ N. Keith McKey
                                              -------------------------------
                                              N. Keith McKey, CPA Executive
                                              Vice President, Chief Financial
                                              Officer and Secretary