Form 10-K405
period 1997-12-31
EASTGROUP PROPERTIES INC
filed 1998-03-20
CIK 49600

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-7094

                     EASTGROUP PROPERTIES, INC.
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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                  SHARES OF COMMON STOCK, $.0001 PAR VALUE,
                           NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES (x) NO ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 1998 was $316,951,000.

                  The number of shares of common stock, $.0001 par value, outstanding as of March 9, 1998 was 16,264,075.

                     DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                               PART I

ITEM 1.  BUSINESS.

ORGANIZATION

         EastGroup Properties, Inc. (the "Company", the "Registrant" or "EastGroup") is an equity oriented real estate investment trust ("REIT") organized in 1969. The Registrant has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code, as amended, and intends to continue to qualify to be so taxed. On June 5, 1997, the Company's shareholders approved and the Company subsequently completed the reorganization of the Company into a Maryland corporation. The purpose of the reorganization was to modernize EastGroup's governance procedures and to provide EastGroup with a greater degree of certainty and flexibility in planning and implementing corporate action by adopting a form of organization used by many real estate investment trusts.

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

ADMINISTRATION

         The Company is self administered and maintains its principal executive offices in Jackson, Mississippi. As of March 9, 1998, EastGroup had 39 full-time and 4 part-time employees.

CURRENT OPERATIONS

         EastGroup is a self-administered REIT focused on the ownership, acquisition and selective development of industrial properties in major Sunbelt markets throughout the United States. As of December 31, 1997, EastGroup's portfolio included industrial properties comprising over 9 million square feet of leasable space. As of December 31, 1997, the industrial portfolio was 97% leased.

         During 1997, EastGroup significantly expanded its industrial properties portfolio through 19 acquisitions in seven states, aggregating 4,021,000 square feet of leaseable space for a total cost of approximately $124,149,000. Additionally, capital improvements amounting to $4,405,000 were made on existing properties, and $14,936,000 was invested in industrial development projects. In addition to direct property acquisitions, EastGroup also seeks to grow its portfolio through the acquisition of other public and private real estate companies and REITs. EastGroup acquired $16,119,000 in stock of REITs during the period. These increases were partially offset by the sale of the two shopping centers and one office building for net proceeds of $23,852,000 and gains of approximately $6,596,000.

         The Registrant intends to continue to qualify as a REIT under the Code. Ordinary taxable income will continue to be paid to the stockholders. The Registrant has the option of paying out capital gains to the stockholders with no tax to the Registrant or paying a capital gains tax and retaining the gains on sales. The book value of the property sold and the retained portion of capital gains, if any, are generally reinvested by the Registrant, which considers many factors in making these investments, such as type of property, location, current yield, potential for appreciation and others.

         EastGroup incurs short-term floating rate debt in connection with the acquisition of real estate, and attempts to replace floating rate debt with fixed-rate term loans secured by real property or the proceeds of sales of equity securities as market conditions permit. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup's equity securities. EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make loans other than in connection with such transactions.

         EastGroup has no present intentions of underwriting securities of other issuers or repurchasing or reacquiring its shares. The strategies and policies set forth above were determined, and are subject to review by, EastGroup's Board of Directors which may change such strategies or policies based upon their evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its stockholders which contain financial statements audited by the Company's independent public accountants.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of EastGroup's properties have been subjected to environmental audits by independent environmental consultants, which reports have not revealed any potential significant environmental liability. Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup's business, assets or results of operations.

         Environmental studies performed at the Cowesett Shopping Center, in Rhode Island ("Cowesett") in which the Company formerly owned a 50% interest, indicated that certain hazardous materials have been released at Cowesett in connection with the dry cleaning operations and paint store operations conducted on part of the property by parties unrelated to EastGroup. Such preliminary environmental studies included a Phase II investigation of the Cowesett property. On September 16, 1997, the Company sold its 50% joint venture interest in Cowesett. Prior to this sale, in August 1997, the Company, its joint venturer, the purchaser of Cowesett and the State of Rhode Island entered into a Settlement Agreement and Covenant Not to Sue (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the State of Rhode Island agreed not to sue or take any other civil or administrative action against the parties in connection with the existing environmental condition at Cowesett, provided the purchaser satisfies certain conditions and obligations. Additionally, in connection with the Settlement Agreement and the sale of the property, the purchaser released EastGroup from all liability in connection with the existing environmental condition and agreed to indemnify EastGroup against any and all claims and liabilities incurred by, or asserted against, EastGroup as a result of the existing environmental condition and the failure of the purchaser to comply with the remediation plan provided for in the Settlement Agreement. As a prior owner of the property, however, the Company may be liable for any additional costs incurred as a result of the removal or remediation of hazardous or toxic substances on, under, or in such property, but the Company has no reason to believe that any such condition existed on the date of sale.


ITEM 2.  PROPERTIES.

         The Registrant conducts its operations from approximately 12,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. The Registrant does not own or lease properties other than those carried as part of its real estate investment portfolio shown on Financial Statement Schedule III. At December 31, 1997, the Company does not have any single property that is 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         SHARES OF COMMON STOCK MARKET PRICES AND DIVIDENDS

         The Company's shares of common stock are presently listed for trading on the New York Stock Exchange under the symbol "EGP". The following table shows the high and low share prices for each quarter (1996 and first quarter of 1997 restated to give effect to the 3 for 2 share split in April 1997) reported by the New York Stock Exchange during the past two years and per share distributions paid (restated to give effect to the share split) for each quarter.


                           CALENDAR 1997                          CALENDAR 1996
                           -------------                          -------------
                                                DISTRI-                                    DISTRI-
QUARTER           HIGH              LOW         BUTIONS      HIGH           LOW            BUTIONS
-------           ----              ---         -------      ----           ---            -------

First          $   19.92          17.75      $    .33      $   15.50          13.83      $    .31
Second             20.25          17.38           .33          14.92          14.33           .31
Third              22.94          19.25           .34          16.50          13.83           .33
Fourth             22.88          18.75           .34          18.33          16.08           .33
                                             --------                                    --------
                                             $   1.34                                    $   1.28
                                             ========                                    ========

         As of March 9, 1998, there were 1,770 holders of record of the Company's shares of common stock. Approximately 91% of the Company's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple common stock owners. In 1997, of the $1.34 per share total distributions paid, $1.14 per share was taxable as ordinary income for federal income tax purposes and $.20 per share represented a return of capital. All of the 1996 distributions paid, $1.28 per share, was taxable as ordinary income for federal income tax purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

        The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.


                                                                           Years Ended December 31,
                                           ----------------------------------------------------------------------------------------

                                              1997            1996             1995           1994             1993
                                             -------         -------         -------         -------          -------
                                                                 (In thousands, except per share data)

OPERATING DATA:
Revenues
  Income from real estate operations         $49,791          37,143          28,386          23,194           13,771
  Interest                                     2,571           1,718           1,036           1,054            1,174
  Other                                        1,260             904             842             647            1,143
                                             -------         -------         -------         -------          -------
                                              53,622          39,765          30,264          24,895           16,088
                                             -------         -------         -------         -------          -------
Expenses
  Operating expenses from
    real estate operations                    14,825          13,262          11,575           9,741            6,159
  Interest expense                            10,551           8,930           6,287           3,905            3,415
  Depreciation and
    amortization                              10,409           7,759           5,613           4,323            2,874
  Minority interests in
    joint ventures                               512             289             220             163               78
  General and administrative
    expenses                                   2,923           2,356           2,180           2,046            1,531
  Stock appreciation rights
    and incentive compensation
    expense (recovery)                            --              --              --            (129)             320
  Recovery of possible losses                     --              --              --              --             (144)
                                             -------         -------         -------         -------          -------
                                              39,220          32,596          25,875          20,049           14,233
                                             -------         -------         -------         -------          -------
Income before gains
  on investments                              14,402           7,169           4,389           4,846            1,855
Gains on investments
  Real estate                                  6,377           5,334           3,322           2,322            3,408
  Real estate investment
    trust securities                              --               6              --              --            1,152
                                             -------         -------         -------         -------          -------
Net income                                   $20,779          12,509           7,711           7,168            6,415
                                             =======         =======         =======         =======          =======
BASIC PER SHARE DATA:
  Net income                                 $  1.58            1.44            1.22            1.16             1.74
  Weighted average number of
    shares outstanding                        13,176           8,677           6,338           6,170            3,690
DILUTED PER SHARE DATA:
  Net Income                                 $  1.56            1.43            1.21            1.15             1.71
  Weighted average number of
    shares outstanding                        13,338           8,749           6,362           6,220            3,743
OTHER PER SHARE DATA:
   Book value (at end of
      year)                                  $ 15.88           13.78           13.06           12.98            13.22
   Cash distributions declared                  1.34            1.28            1.23            0.87             1.07
   Cash distributions paid                      1.34            1.28            1.23            1.16             1.03


                                                                         YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------------
                                              1997               1996               1995               1994              1993
                                            ---------          ---------          ---------          ---------          ---------
                                                                    (In thousands, except per share data)
OTHER DATA:
  Funds from operations:
     Net income                             $  20,779             12,509              7,711              7,168              6,415
     Add:
      Depreciation and amortization            10,409              7,759              5,613              4,323              2,874
      Stock appreciation rights and
        incentive compensation
        expense (recovery)                         --                 --                 --               (129)               320
      Real estate investment
        trust dividends received                   --                 77                182                 60                 75
      Recovery of possible losses                  --                 --                 --                 --               (144)
     Deduct:
      Gains on investments, net                (6,377)            (5,340)            (3,322)            (2,322)            (4,560)
      Equity in earnings of real
         estate investment trust                   --                (43)              (203)              (123)               (67)
      Other                                      (284)              (142)              (134)               (64)               (18)
                                            ---------          ---------          ---------          ---------          ---------
  Funds from operations (1)                 $  24,527             14,820              9,847              8,913              4,895
                                            =========          =========          =========          =========          =========
  Cash flows provided by (used in):
    Operating activities                    $  23,685             13,996              9,746              8,448              5,276
    Investing activities                      (79,959)              (577)            (5,721)           (46,831)           (19,073)
    Financing activities                       57,134            (13,007)            (4,300)            35,994             16,324

BALANCE SHEET DATA (AT END
  OF YEAR):
  Real estate investments,
    at cost (2)                             $ 419,857            292,620            162,400            165,395            113,181
  Real estate investments,
    net of accumulated
    depreciation and allowance
    for losses (2)                            387,545            269,058            143,194            149,507             98,700
  Total assets                                413,127            281,455            157,955            154,860            107,508
  Mortgage, bond and bank
    loans payable                             147,150            129,078             71,562             68,229             53,203
  Total liabilities                           155,812            136,129             75,055             72,684             58,707
  Total shareholders' equity                  257,315            145,326             82,900             82,176             48,801

(1) EastGroup defines funds from operations ("FFO"), consistent with the National Association of Real Estate Investments Trusts ("NAREIT") definition, as net income (loss)(computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with standards established by EastGroup, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

(2) Does not include a 50% controlled joint venture investment of $4,367,000 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

         Assets of EastGroup were $413,127,000 at December 31, 1997, an increase of $131,672,000 from December 31, 1996. Liabilities increased $19,683,000 to $155,812,000 and stockholders' equity increased $111,989,000 to $257,315,000 during the same period. Book value per share increased from $13.78 at December 31, 1996 to $15.88 at December 31, 1997.

         Industrial properties (excluding accumulated depreciation) increased $129,900,000 during the year ended December 31, 1997, as a result of the acquisition of 19 industrial properties for $124,149,000 (as detailed below), capital improvements on existing properties of $2,721,000, the reclassification of Benjamin Distribution Center I with a cost of $2,388,000 from industrial development to industrial properties, the reclassification of Deerwood expansion costs of $891,000 from industrial development to the Deerwood industrial property, and the reclassification of the Sunbelt II vacant lot of $249,000 to industrial development. As of December 31, 1997, the Benjamin Distribution Center I property was 100% leased and occupied.


 INDUSTRIAL PROPERTIES                                         SIZE                DATE
   ACQUIRED IN 1997                  LOCATION               (SQUARE FEET)         ACQUIRED             COST
---------------------------------- --------------------- ------------------- ----------------- --------------
                                                                                               (In thousands)
Interchange Business Park          Jackson, MS                127,000           3-20-97
                                                                                6-13-97
                                                                               11-12-97           $5,350
Palm River Distribution Center     Tampa, FL                   72,000           4-30-97            2,671
West Loop II Business Park         Houston, TX                 77,000           5-02-97            2,951
Lockwood Distribution Center       Houston, TX                392,000           5-09-97            6,193
Lockhart Distribution Center       Fort Lauderdale, FL        118,000           6-23-97            3,489
Cypress Creek Business Park        Fort Lauderdale, FL         56,000           6-23-97            2,465
Senator Street Distribution        Memphis, TN                 80,000           7-16-97            2,727
    Center
Chamberlain Distribution Center    Tucson, AZ                 120,000           7-22-97            4,070
35th Avenue Distribution Center    Phoenix, AZ                124,000           7-31-97            2,799
Washington Distribution Center     Santa Fe Springs, CA       141,000           8-19-97            6,536
San Clemente Distribution Center   Hayward, CA                 81,000           8-22-97            2,897
Elmwood Business Park              New Orleans, LA            262,000           9-24-97            9,198
Riverbend Business Park            New Orleans, LA            591,000           9-24-97           20,215
Ellis Distribution Center          Jacksonville, FL           337,000           9-24-97            8,053
Westside Distribution Center       Jacksonville, FL           502,000           9-24-97           12,896
56th Street Commerce Park          Tampa, FL                   25,000           9-30-97              886
Butterfield Trail Industrial       El Paso, TX                671,000          12-01-97           19,842
Eastlake Distribution Center       San Diego, CA              191,000          12-05-97            9,934
109th Street                       Dallas, TX                  54,000          12-31-97              977
                                                            ---------                           --------
                                                            4,021,000                           $124,149
                                                            =========                           ========


         Industrial development increased $11,906,000 during the year ended December 31, 1997. This increase resulted from the investment of $14,936,000 in industrial development (as detailed below) and the reclassification of the Sunbelt II vacant land of $249,000 from industrial properties to industrial development. During 1997, the Company completed the construction and lease-up of the Benjamin Distribution Center I with a cost of $2,388,000 and the Deerwood expansion with costs of $891,000 and reclassified these costs to industrial properties.

                                                                          COSTS INCURRED
                                                                 ---------------------------------
                                                     SIZE AT                           CUMULATIVE      ESTIMATED
                                                    COMPLETION    FOR THE YEAR ENDED  AS OF DECEMBER       TOTAL
       INDUSTRIAL DEVELOPMENT                     (SQUARE FEET)  DECEMBER 31, 1997     31, 1997         COSTS(1)
       ----------------------                     ------------   -------------------  -------------    -------------
                                                                                  (In thousands)
LEASE-UP:
  Rampart Distribution Center II
    Denver, Colorado                                   66,000         $  2,009            2,913            3,196
  Chancellor Center
    Orlando, Florida                                   51,000              813            1,834            1,984
                                                      -------         --------         --------         ---------
                                                      117,000            2,822            4,747            5,180
                                                      -------         --------         --------         ---------

UNDER CONSTRUCTION:
  Walden Distribution Center II
    Tampa, Florida                                    122,000            2,366            2,366            3,352
  Sunbelt Distribution Center II
    Orlando, Florida                                   61,000              888            1,137            1,932
  Benjamin Distribution Center II
    Tampa, Florida                                     47,000            1,643            1,643            1,806
  Palm River Center II
    Tampa, Florida                                     72,000            2,015            2,015            2,493
  John Young
    Orlando, Florida                                   51,000              519              519            2,108
                                                      -------         --------         --------         ---------
                                                      353,000            7,431            7,680           11,691
                                                      -------         --------         --------         ---------
PROSPECTIVE DEVELOPMENT:
  Rampart Distribution Center III
    Denver, Colorado                                   95,000            1,039            1,039              N/A
  Walden Distribution Center I
    Tampa, Florida                                     90,000              365              365              N/A
                                                      -------         --------           ------         ---------
                                                      185,000            1,404            1,404               --
                                                      -------         --------           ------         ---------
                                                      655,000         $ 11,657           13,831           16,871
                                                      =======         ========           ======         =========
COMPLETED DEVELOPMENT AND TRANSFERRED
  TO INDUSTRIAL PROPERTIES:
  Benjamin Distribution Center I
    Tampa, Florida                                     46,000         $  2,388            2,388              N/A
  Deerwood Expansion
    Jacksonville, Florida                              29,000              891              891              N/A
                                                      -------         --------           ------         ---------
                                                       75,000         $  3,279            3,279               --
                                                      =======         ========         ========         =========

----------------------

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data.

         Office buildings increased $841,000 during the year ended December 31, 1997, primarily as a result of improvements of $1,092,000, offset by the reimbursement of tenant improvements of $251,000 related to a tenant vacancy.

         Apartments decreased $22,114,000, primarily as a result of the reclassification of three apartment complexes to real estate held for sale, offset by capital improvements of $480,000 on apartment complexes. The Company reclassified the Hampton House Apartments located in Jackson, Mississippi with a cost of $6,634,000, the Sutton House Apartments with a cost of $8,741,000 and the Doral Club Apartments with a cost of $7,219,000, both located in San Antonio, Texas, to held for sale properties effective September 30, 1997.

         Real estate held for sale (excluding accumulated depreciation) increased $3,988,000. This increase is due to the reclassification of the three apartment complexes discussed above with a total cost of $22,594,000 and capital improvements on real estate held for sale of $112,000. The Company currently has contracts to sell the three apartment complexes for approximately $25,460,000. These increases were primarily offset by the sale of the Santa Fe Energy Office Building with a cost of $10,908,000, the Liberty Corners Shopping Center with a cost of $3,443,000 and the Cowesett Corners Shopping Center with a basis of $4,253,000.

         Accumulated depreciation on real estate properties and real estate held for sale increased $8,750,000, primarily due to depreciation expense of $9,691,000, offset by the sale of properties with accumulated depreciation of $859,000 consisting of the Santa Fe Office Building ($803,000) and Liberty Corners Shopping Center ($56,000), and the write-off of $82,000 of accumulated depreciation related to a tenant vacancy.

         Mortgage loans receivable decreased $1,651,000 during 1997. Decreases resulted primarily from regularly scheduled principal payments of $285,000 and the payoff of the Baygreen mortgage (acquired in the Copley merger) of $700,000, the Citrus Center mortgage (acquired in the LNH merger) of $1,164,000, the Bell Road mortgage of $935,000, and the paydown on the Plus Park mortgage note receivable of $444,000. Increases resulted from the $1,575,000 mortgage on the acquisition of the Palm River Center and the amortization of loan discounts of $618,000. The terms of the Palm River Center note receivable are an interest rate of 8.5%, monthly interest only payments and a maturity of April 30, 1998.

         Investments in real estate investment trusts increased from $934,000 at December 31, 1996 to $16,518,000 at December 31, 1997. This increase was due to the acquisition of 1,449,956 preferred shares of Meridian Point Realty Trust VIII Co. for $13,755,000 and the purchase of stock in other real estate investment trusts of $2,364,000. Also, the Company recognized an unrealized loss of $535,000 on the Company's available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Mortgage notes payable decreased $9,736,000 during 1997, as a result of regularly scheduled principal payments of $2,240,000, and the repayment of the following mortgages: $2,524,000 on the Nobel Center mortgage, $5,138,000 on the Dominguez Distribution Center mortgage, $3,373,000 on the Metro Business Park mortgage, $8,250,000 on the University Business Center mortgage, $4,103,000 on the Sunbelt Distribution Center mortgage, $45,000,000 on the Jacksonville and New Orleans mortgage and $937,000 on the Wiegman Associates mortgage. The decreases were offset by the placement of a 7.45% mortgage of $9,250,000 on the University Business Center with monthly principal and interest of $74,235 and a maturity date of February 28, 2002. Also, the Company assumed debt of $2,519,000 on the acquisition of the Chamberlain Distribution Center, $45,000,000 on the acquisition of the four industrial properties in Jacksonville and New Orleans, and $5,060,000 on the acquisition of the Eastlake Distribution Center. The terms of the Chamberlain mortgage note payable are 8.75% interest, monthly principal and interest of $21,376 and a maturity date of January 1, 2005. The terms of the Jacksonville and New Orleans mortgage note payable were 9.25% interest, with interest only payments due monthly. The Jacksonville and New Orleans notes were repaid on December 30, 1997. The terms of the Eastlake mortgage note payable are 8.5% interest, monthly principal and interest of $57,115 and a maturity date of July 5, 2004.

         Notes payable to banks increased from $13,962,000 at December 31, 1996 to $41,770,000 at December 31, 1997, as a result of borrowings of $122,962,000 and payments of $95,154,000. As of December 31, 1997, the acquisition line had a balance of $35,181,000 and the working capital line had a balance of $6,589,000. These lines of credit are described in detail under Liquidity and Capital Resources.

         Unrealized loss on securities increased $535,000 as a result of a decline in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings increased from $10,997,000 at December 31, 1996 to $13,633,000 at December 31, 1997, as a result of net income for financial reporting purposes of $20,779,000 exceeding dividends of $18,143,000.

         In February 1997, the Company issued a total of 2,100,000 common shares under an existing shelf registration. Net proceeds of the offering were approximately $36,654,000, net of underwriting commissions and expenses.

         On June 5, 1997, the Company's stockholders approved and the Company subsequently completed the reorganization from a Maryland trust into a Maryland corporation. Effective with the reorganization, the Company now has the authority to issue 100,000,000 shares consisting of 70,000,000 shares of common stock, $0.0001 par value per share, and 30,000,000 shares of excess stock, $0.0001 par value per share. Effective June 5, 1997, all stock transactions reflect the new par value. Stock transactions prior to the reorganization have not been restated to reflect the new par value. Refer to the Consolidated Statements of Stockholders' Equity in the consolidated financial statements for a complete summary of changes in stockholders' equity.

         In October 1997, the Company completed an offering of 3,500,000 common shares of its common stock for net proceeds of $72,555,000.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

         Net income for 1997 was $20,779,000 ($1.58 per basic share) compared to net income in 1996 of $12,509,000 ($1.44 per basic share). Income before gains on investments was $14,402,000 in 1997 compared to $7,169,000 in 1996. Gains on investments were $6,377,000 in 1997 compared to $5,340,000 in 1996.

         For 1996, the results of operations include the results of operations for LNH from May 14, 1996 through December 31, 1996 and the results of operations for Copley from June 19, 1996 through December 31, 1996 (dates of acquisition through year-end).

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $11,085,000 or 46.4% for 1997, compared to 1996. Property net operating income and percentage leased by property type were as follows:

                                         PNOI
                                      YEARS ENDED                           PERCENT
                                      DECEMBER 31,                          LEASED
                                      ------------                          ------
                                1997               1996            12-31-97    12-31-96
                                ----               ----            --------    --------
                                     (In thousands)

          Industrial            $25,080           14,327               97%         97%
          Office Buildings        5,735            4,454              100%         97%
          Apartments              3,694            4,824               94%         97%
          Other                     457              276               -            -
                                -------           ------
          Total PNOI            $34,966           23,881
                                =======           ======



         PNOI from industrial properties increased $10,753,000 for 1997 compared to 1996. Industrial properties held throughout the year showed an increase in PNOI of 4.9% for 1997. Of the increase in PNOI from industrial properties, $5,501,000 resulted from the industrial properties acquired in the mergers with LNH and Copley. Also contributing to this increase in PNOI from industrial properties were the 1997 acquisitions discussed previously and the acquisitions of Walnut Business Center, a 234,070 square foot industrial complex in Fullerton, California in August 1996 and Braniff Park West, a 259,352 square foot industrial complex in Tulsa, Oklahoma in September 1996. These acquisitions contributed $4,696,000 to the increase in PNOI from industrial properties for 1997 compared to 1996.

         PNOI from the Company's office buildings increased $1,281,000 for 1997 compared to 1996. Office properties held throughout the year showed an increase in PNOI of 21.8% compared to 1996. Of the increase in PNOI from office buildings, $1,384,000 resulted from the office buildings acquired in the mergers with LNH and Copley. Other increases were attributable to improvement in operations from office properties held throughout 1997 compared to 1996. These increases were partially offset by the sale of the Santa Fe Office Building in July 1997.

         PNOI from the Company's apartment properties decreased $1,130,000 for 1997 compared to 1996. This decrease is primarily attributable to the sale of the Garden Villa Apartments in January 1996, the Pin Oaks and EastGate Apartments in November 1996 and the Plantations Apartments in December 1996. Apartment properties held throughout the year showed a decrease in PNOI of 2.0% compared to 1996.

         Interest income on mortgage loans increased $369,000 for 1997 compared to 1996. The following is a breakdown of interest income for the year ended December 31, 1997 compared to 1996:

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                    1997             1996
                                                    ----             ----
                                                        (In thousands)
           Interest income from:
               Land mortgage loans               $  915               566
               Apartment mortgage loans             533               514
               Motel mortgage loans                 364               403
               Other mortgage loans                 190               147
               25% joint venture
                 mortgage loans                      11                14
                                                 ------             -----
                                                 $2,013             1,644
                                                 ======             =====

         Interest income from land mortgage loans increased as a result of interest income on loans received in the merger with LNH. The LNH loans were discounted to fair value at the merger date. This discount is being amortized over the life of the loans and is included in interest income. The amounts amortized for 1997 and 1996 were $465,000 and $287,000, respectively. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income on other mortgage loans increased primarily as a result of interest income on loans received in the mergers with LNH and Copley.

         Interest expense increased $1,621,000 from 1996 to 1997. Average bank borrowings were $11,155,000 in 1997 compared to $11,572,000 in 1996 with average interest rates of 7.55% in 1997 compared to 7.3% in 1996. Bank interest rates at December 31, 1997 and 1996 were 7.49% (LIBOR plus 1.50%) and 7.48% (LIBOR plus 1.85%), respectively. Interest cost incurred during the period of construction of real estate properties is capitalized. The interest cost capitalized on real estate properties for 1997 was $401,000, compared to $19,000 for 1996. Interest expense on real estate properties increased primarily as a result of the University Business Center mortgage, the mortgages assumed in the Copley merger, the mortgage assumed on the acquisition of Chamberlain and the mortgage on the purchase of the four industrial properties in Jacksonville and New Orleans. This increase in interest expense was offset by the payoff of the Nobel Center mortgage and the sale of the Garden Villa Apartments and the Plantations Apartments in 1996.

         Depreciation and amortization increased $2,650,000 in 1997 compared to 1996. This increase was primarily due to the properties acquired in the Copley and LNH mergers and the industrial properties acquired in 1997. This increase in depreciation and amortization was offset by sale of the real estate properties presented below.

         The increase in general and administrative expenses of $567,000 for the year ended December 31, 1997 is primarily due to an increase in costs as a result of the Copley and LNH mergers and the 1997 property acquisitions.

         In 1997, the Company recognized gains of $6,377,000 consisting of the sale of three properties, a writedown on a mortgage note receivable and the recognition of other deferred gains. In 1996, the Company recognized gains of $5,340,000 consisting of the sale of five properties, two land purchase-leasebacks, three parcels of land, a writedown on a mortgage note receivable and the sale of REIT securities. See Note (2) of the Consolidated Financial Statements for details of these sales.

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1997 and 1996 by category are as follows:

                                                                        1997                             1996
                                             ------------------------------------------------------- ------------
                                                                                        Industrial
                                              Industrial       Other         Total      Development     Total
                                              ----------       -----         -----      -----------     -----
                                                                        (In  thousands)
        Upgrade on Acquisitions                $    742             -           742             -          90
        Major Renovation                              -           105           105             -       2,867
        New Development                               -             -             -        14,053       1,695
        Tenant Improvements:
           New Tenants                            1,282           905         2,187             -         959
           New Tenants (first generation)             -             -             -           883           -
           Renewal tenants                          214           169           383             -         852
        Other                                       483           505           988             -       1,006
                                                -------        ------         -----        ------       -----
                                                $ 2,721         1,684         4,405        14,936       7,469
                                                =======        ======         =====        ======       =====


         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 1997 and 1996 is as follows:


                                                                      1997                                   1996
                                             ------------------------------------------------------------ -----------
                                                                                           Industrial
                                              Industrial       Other         Total        Development       Total
                                              ----------       -----         -----        -----------       -----
                                                                        (In  thousands)
       Capitalized leasing costs:
         New Tenants                              $    786           399         1,185         62             528
         New Tenants (first generation)                  -             -             -        324               -
         Renewal Tenants                               441            15           456         58             290
                                                   -------           ---         -----        ---             ---
                                                   $ 1,227           414         1,641        444             818
                                                   =======           ===         =====        ===             ===

       Amortization of leasing costs:                                              718                        493
                                                                                 =====                        ===

         Rental income from real estate operations is principally recognized based on the terms of the operating leases, which does not differ materially from recognizing rental income on a straight-line basis. Straight-line rent decreased rental income by $0 and $51,000 for the years ended December 31, 1997 and 1996, respectively. This resulted from income recorded on the straight-line method as compared to when cash was actually received.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) and is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating standards for annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will have an immaterial impact on the Company's consolidated financial statements, but could require expanded disclosures in subsequent periods.

1996 COMPARED TO 1995

         Net income for 1996 was $12,509,000 ($1.44 per basic share) compared to net income in 1995 of $7,711,000 ($1.22 per basic share). Income before gains on investments was $7,169,000 in 1996 compared to $4,389,000 in 1995. Gains on investments were $5,340,000 in 1996 compared to $3,322,000 in 1995.

         The results of operations include LNH from May 14, 1996 through December 31, 1996 and Copley from June 19, 1996 through December 31, 1996.

         PNOI from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $7,070,000 or 42% for 1996, compared to 1995.

         Property net operating income (loss) and percentage leased by property type were as follows:

                                                      PNOI
                                                YEARS ENDED                     PERCENT
                                                 DECEMBER 31,                   LEASED
                                            ----------------------              --------
                                            1996              1995              12-31-96
                                            ----              ----              --------
                                               (In thousands)

                  Industrial                $14,327          7,968             97%
                  Office Buildings            4,454          3,200             97%
                  Apartments                  4,824          5,657             97%
                  Other                         276            (14)             -
                                            -------         -------
                  Total PNOI                $23,881         16,811
                                            =======         =======

         PNOI from industrial properties increased $6,359,000 for 1996 compared to 1995. Industrial properties held throughout the year showed an increase in PNOI of 3.6% for the year ended December 31, 1996. PNOI from industrial properties increased $5,432,000 for the year as a result of the industrial properties received in the mergers with LNH and Copley discussed previously. Also contributing to this increase in PNOI from industrial properties were the acquisitions of Jetport 515 Commerce Park in September 1995, Walnut Business Center in August 1996, Braniff Park West in September 1996, and the development of a 36,400 square foot distribution building at the Phillips Distribution Center completed in August 1995. In addition, the increase in PNOI from industrial properties was due to improved operations primarily at Rampart Distribution Center, Lake Pointe Business Park, Deerwood Distribution Center, JetPort Commerce Park and Northwest Distribution Center.

         PNOI from the Company's office buildings increased $1,254,000 for 1996 compared to 1995. The increase for the year ended December 31, 1996 is due primarily to the PNOI of $1,218,000 from the office buildings received in the merger with Copley discussed previously and a slight improvement in operations from office properties held throughout 1996 compared to 1995. These increases were offset by the sale of the Cascade VII office building in September 1995. Office properties held throughout the year ending December 31, 1996 and 1995 showed an increase in PNOI of 3.9% for 1996 compared to 1995.

         PNOI from the Company's apartment properties decreased $833,000 for 1996 compared to 1995. This decrease is primarily attributable to the sale of the SunChase Apartments in October 1995, the Garden Villa Apartments in January 1996, the Pin Oaks and EastGate Apartments in November 1996 and the Plantations Apartments in December 1996, offset by the acceptance of a deed in lieu of foreclosure on the EastGate Apartments in April 1995. Apartment properties held throughout the years ended December 31, 1996 and 1995 showed an increase in PNOI of 1.2%.

         Interest income on mortgage loans increased $608,000 for 1996 compared to 1995. The following is a breakdown of interest income for the year ended December 31, 1996 compared to 1995:


                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                           ------------
                                                        1996              1995
                                                        ----              ----
                                                             (In thousands)
     Interest income from:
         Land mortgage loans                         $   566                 -
         Apartment mortgage loans                        514               537
         Motel mortgage loans                            403               340
         Other mortgage loans                            147                10
         25% joint venture
           mortgage loans                                 14               149
                                                     -------            ------
                                                     $ 1,644             1,036
                                                     =======            ======


         Interest income from land mortgage loans increased as a result of interest income on loans received in the mergers with LNH and Copley discussed previously. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income from the wrap mortgage loans decreased as a result of the foreclosure of the EastGate mortgage in April 1995. Interest income from the 25% joint venture mortgage loans decreased as a result of repayments of these notes. The LNH loans were discounted to allocated fair value at the merger date. This discount is being amortized over the life of the loans and amounted to $287,000 for the year ended December 31, 1996.

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

New Mortgages

 DATE OF                                               INTEREST        MATURITY      AMOUNT OF
  LOAN                           PROPERTY               RATE            DATE         MORTGAGE
  ----                           --------               ----            ----         --------
                                                                                  (In thousands)
 6-27-95          Exchange Distribution Center          8.375%         8-1-05       $ 2,500
 7-27-95          WestPort Commerce Center              8.000%         8-1-05         3,350
 8-01-95          LaVista Crossing Apartments           8.688%         9-1-05         5,950
 9-12-95          JetPort Commerce Park                 8.125%        10-1-05         4,000
 9-29-95          LakePointe Business Park              8.125%        10-1-05        11,000
12-15-95          Plantations Apartments                7.625%        12-1-05         5,300
 8-22-96          Huntwood Associates                   7.990%        8-22-06        13,000
 8-22-96          Wiegman Associates                    7.990%        8-22-06         6,000
                                                                                    -------
                                                                                    $51,100
                                                                                    =======

Mortgages Assumed in Copley merger:

DATE OF
ASSUMPTION                                         INTEREST        MATURITY         AMOUNT OF
OF LOAN                          PROPERTY            RATE           DATE            MORTGAGE
-------                          --------            ----           ----            --------
                                                                                         (In
                                                                                       thousands)
 6-19-96          University Business Center           9.060%        4-01-00            $ 9,261
 6-19-96          University Business Center           9.370%        1-01-97              8,250
 6-19-96          Wiegman Associates                   8.750%       10-01-97                973
 6-19-96          Columbia Place                       8.875%       12-31-09             10,139
 6-19-96          Dominguez Properties                 9.000%        1-01-97              5,175
 6-19-96          Metro Business Park                  9.250%        3-01-97              3,411
 6-19-96          Metro Business Park                  8.000%        4-01-98              1,757
                                                                                        -------
                                                                                        $38,966
                                                                                        =======

         These increases were offset by the repayment of the Exchange Drive Warehouse mortgage payable of $565,000 and the JetPort mortgage payable of $636,000, both in September 1995, and the repayment of the underlying first mortgage on the Country Club wrap mortgage note of $2,267,000 on August 3, 1995. The mortgages assumed in the Copley merger are net of principal repayments of $20,715,000, repaid shortly after the merger date.

         In 1996, the Company recognized gains of $5,340,000 consisting of the sale of five properties, two land purchase-leasebacks, three parcels of land, a writedown on mortgage notes receivable and the sale of REIT securities. In 1995, the Company recognized gains of $3,322,000 consisting of the sale of two land purchase-leasebacks and three real estate properties. See Note (2) of the Consolidated Financial Statements for details of these sales.

         NAREIT has recommended supplemental disclosures concerning capital expenditures, leasing costs, and straight-line rents. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1996 and 1995 by category are as follows:


                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                      ----------------------
                                                      1996              1995
                                                      ----              ----
                                                             (In thousands)
                 Upgrades on acquisitions       $       90               981
                 Major Renovation                    2,867             1,499
                 New Development                     1,695                 -
                 Tenant improvements:
                    New tenants                        959             1,367
                    Renewal tenants                    852               221
                 Other                               1,006               318
                                                  --------            -------
                                                  $  7,469             4,386
                                                  ========            ======

         Leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases using the straight-line method and are included in depreciation and amortization expense. A summary of these costs is as follows:

                                                                    Years Ended
                                                                    December 31,
                                                               ----------------------
                                                               1996              1995
                                                               ----              ----
                                                                   (In thousands)
                 Capitalized leasing costs:
                    New Tenants                               $ 528               493
                    Renewal Tenants                             290               269
                                                              -----               ---
                                                              $ 818               762
                                                              =====               ===

                 Amortization of leasing costs                $ 493               378
                                                              =====               ===

         Straight-line rent decreased rental income by $51,000 and increased rental income by $17,000 for the years ended December 31, 1996 and 1995, respectively. This resulted from income recorded on the straight-line method as compared to when cash was actually received. Rental income from real estate operations is principally recognized based on the terms of the operating leases, which does not differ materially from recognizing rental income on a straight-line basis.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $23,685,000 for the year ended December 31, 1997. Other sources of cash were collections on mortgage loan receivables, sales of real estate investments, mortgage borrowings, bank borrowings and proceeds from the stock offerings. The Company distributed $18,143,000 in dividends. Other uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at December 31, 1997 and 1996 was as follows:

                                                                 December 31,
                                                                 ------------
                                                              1997             1996
                                                              ----             ----
                                                                 (In thousands)

         Mortgage notes payable - fixed rate                 $105,380         115,116
         Bank notes payable - floating rate                    41,770          13,962
                                                             --------         -------
           Total debt                                        $147,150         129,078
                                                             ========         =======

         The Company currently has an acquisition credit line of $65,000,000 available for the acquisition of properties and a $35,000,000 working capital line. The maximum principal amount of the acquisition credit line is $65,000,000 through March 31, 1998 and then is reduced to $50,000,000 from April 1, 1998 through September 30, 2000. Through March 31, 1998, the first $48,750,000 advanced under the acquisition credit line will bear interest at LIBOR plus 1.50% and any advances in excess of $48,750,000 will bear interest at LIBOR plus 1.75%. Effective April 1, 1998, all advances under the acquisition credit line will bear interest at LIBOR plus 1.50%. The maximum principal amount of the working capital credit line is $35,000,000 through March 31, 1998 and then will be $25,000,000 from April 1, 1998 through September 30, 1998. Through March 31, 1998, the first $26,250,000 advanced under the working capital credit line will bear interest at LIBOR plus 1.50% and any advances in excess of $26,250,000 will bear interest at LIBOR plus 1.75%. Effective April 1, 1998, all advances under the working capital credit line will bear interest at LIBOR plus 1.50%. The interest rate on both the working capital line and the acquisition line at December 31, 1997 was LIBOR plus 1.50% (or 7.49%). There is also a .125% fee on the unused amount of the $35,000,000 working capital credit line and the $65,000,000 acquisition credit line. As of December 31, 1997, the acquisition line had a balance of $35,181,000 and the working capital line had a balance of $6,589,000.

         The Company is negotiating a new credit facility with its bank. The facility would begin April 1, 1998 with an acquisition line of $100,000,000 and a working capital line of $50,000,000. The Company expects the interest rate to be LIBOR plus 1.40% with similar terms as the existing facility.

         Budgeted capital expenditures for the year ending December 31, 1998 follow:


                                                                                               Industrial
                                                          Capital Improvements                 Development
                                               -------------------------------------------- --------------

                                                  Industrial         Office          Total           Total
                                                  ----------         ------          -----           -----


               Upgrades on acquisitions               $  806              -            806               -
               Major renovation                          113              -            113               -
               New development                             -              -              -          12,174
               Tenant improvements:
                   New Tenants                         1,583            306          1,889               -
                   New tenants-first
                       generation                        100              -            100           2,206
                   Renewal tenants                       231             19            250               -
               Other                                   1,275            744          2,019               -
                                                      ------          -----          -----           -----
                                                      $4,108          1,069          5,177          14,380
                                                      ======          =====          =====          ======

         The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate for the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to stockholders,
(iv) capital improvements, (v) purchases of properties, and (vi) normal repair and maintenance expenses at its properties.

         As of March 16, 1998, the Company has entered into contracts to purchase three additional industrial properties, aggregating approximately 288,000 square feet of leasable space, for a total purchase price of approximately $10,850,000. The Company has also entered into contracts to purchase two parcels of land for future development, for a total purchase price of approximately $1,893,000.

         Purchases of industrial properties subsequent to December 31, 1997 include the following:



          PROPERTY                 LOCATION        CLOSING DATE        SIZE         PURCHASE PRICE
          --------                 --------        ------------        ----         --------------
                                                                    (Square Feet)   (In thousands)
       Estrella East            Phoenix, Arizona       2-18-98        174,450            $5,260
       Stemmons Circle          Dallas, Texas          3-03-98         98,959             2,373
       51st Avenue North        Phoenix, Arizona       3-09-98         79,149             2,315
                                                                                         ------
                                                                                         $9,948
                                                                                        =======

         On February 23, 1998, EastGroup-Meridian, Inc., a wholly-owned subsidiary of EastGroup Properties, Inc. commenced a tender offer (the Offer) for all issued and outstanding Preferred Shares of Meridian Point Realty Trust VIII Co. ("Meridian VIII") not currently held by EastGroup for $10.00 per share in cash, and for all issued and outstanding Common Shares of Meridian VIII for $8.50 per share in cash. The offer was made pursuant to an Agreement and Plan of Merger among EastGroup, EastGroup-Meridian, Inc. and Meridian VIII dated February 18, 1998. Following completion of the Offer, EastGroup and Meridian VIII will engage in a second-step merger in which all remaining Preferred
Shares of Meridian VIII (excluding those held by EastGroup) will be converted into $10.00 per share in cash and all remaining Common Shares of Meridian VIII (excluding those held by EastGroup) will be converted into $8.50 per share in cash. The merger will be accounted for using the purchase method of accounting.

         EastGroup's obligation to complete the Offer is subject to certain conditions, which EastGroup may waive at its discretion, including that there shall have been validly tendered and not withdrawn prior to expiration of the Offer at least 3,186,354 Preferred Shares and/or Common Shares of Meridian VIII. This figure reflects the number of Preferred Shares and/or Common Shares which, when combined with EastGroup's current ownership of 1,469,556 Preferred Shares, would result in EastGroup owning at least two-thirds of the voting stock of Meridian VIII.

         In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to five year terms, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.

         The Company has reviewed the impact of year 2000 issues and does not expect a material impact therefrom on its business, its operations or its financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant's Consolidated Balance Sheets as of December 31, 1997 and 1996, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN COMMON STOCK OWNERS AND MANAGEMENT.

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

FORWARD-LOOKING STATEMENTS

         In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                Page
(a)      (1)      Consolidated Financial Statements:
                    Independent Auditors' Report                                                 24
                    Consolidated Balance Sheets - December 31, 1997 and 1996                     25
                    Consolidated Statements of Income - Years ended December
                       31, 1997, 1996 and 1995                                                   26
                    Consolidated Statements of Changes in Stockholders' Equity-
                       Years ended December 31, 1997, 1996 and 1995                              27
                    Consolidated Statements of Cash Flows - Years ended December
                       31, 1997, 1996 and 1995                                                   28
                    Notes to Consolidated Financial Statements                                   29
         (2)      Consolidated Financial Statement Schedules:
                     Schedule III - Real Estate Properties and Accumulated Depreciation          47
                     Schedule IV - Mortgage Loans on Real Estate                                 53

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the notes to the consolidated financial statements.

         (3) Form 10-K Exhibits:
                 (a) Articles of Incorporation (incorporated by reference to
                     Appendix B to the Registrant's Proxy Statement dated April 24, 1997).
                 (b) Bylaws of the Registrant (incorporated by reference to
                     Appendix C to the Registrant's Proxy Statement dated April 24, 1997).

         (10) Material Contracts:
                  (a) EastGroup Properties 1994 Management Incentive Plan, As
                      Amended (incorporated by reference to Appendix D of the Registrant's Registration Statement on Form S-4 (No. 333-01815).*
                  (b) EastGroup Properties 1991 Directors Stock Option Plan, As
                      Amended (incorporated by reference to Exhibit B of the Registrant's proxy statement dated April 26, 1994).*
                  (c) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey)(incorporated by reference to Exhibit 10(e) to the Registrant's 1996 Annual Report on Form 10-K).
                  (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Diane W. Hayman, Marshall A. Loeb, Jann W. Puckett and Stewart R. Speed) (filed herewith).
                  (e) Agreement and Plan of Merger dated February 18, 1998 among the Registrant, EastGroup-Meridian, Inc. and Meridian Point Realty Trust VIII Co.(incorporated by reference to
                      Exhibit 10 (a) to the Registrant's Current Report on Form 8-K dated March 13, 1998).
                  (f) Purchase Agreement for Jacksonville and New Orleans
                      Properties (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 24, 1997).

         (21)     Subsidiaries of Registrant (filed herewith).

         (23)     Consent of KPMG Peat Marwick LLP (filed herewith).

         (24)     Powers of attorney (filed herewith).

         (27)     Financial Data Schedule (filed herewith).

         (28) Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28(e) of the Registrant's 1986 Annual Report on Form 10-K).

(b)      (1)      8K - Filed October 16, 1997 - Reporting the completion of an offering of 3,500,000 shares of common stock for net proceeds of $72,555,000.




*Indicates management or compensatory agreement.

                          INDEPENDENT AUDITORS' REPORT

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

We have audited the consolidated financial statements of EastGroup Properties, Inc. and subsidiaries, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




Jackson, Mississippi                                       KPMG Peat Marwick LLP
March 16, 1998




                         CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,
                                                                               --------------------------------------
                                                                                   1997                     1996
                                                                               -------------            -------------
                                                                               (In thousands, except per share data)

                        ASSETS
Real estate properties:
    Industrial                                                                     $316,808                  186,908
    Industrial development                                                           13,831                    1,925
    Office buildings                                                                 39,753                   38,912
    Apartments                                                                       15,380                   37,494
                                                                               -------------            -------------
                                                                                    385,772                  265,239
    Less accumulated depreciation                                                   (29,095)                 (22,703)
                                                                               -------------            -------------
                                                                                    356,677                  242,536
                                                                               -------------            -------------
Real estate held for sale:
    Land                                                                                585                      585
    Operating properties                                                             22,648                   14,293
    Less accumulated depreciation                                                    (3,217)                    (859)
    Investment in joint venture                                                           -                    4,367
                                                                               -------------            -------------
                                                                                     20,016                   18,386
                                                                               -------------            -------------
Mortgage loans                                                                       10,852                   12,503
Investment in real estate investment trusts                                          16,518                      934
Cash and cash equivalents                                                             1,298                      438
Other assets                                                                          7,766                    6,658
                                                                               -------------            -------------
                                                                                   $413,127                  281,455
                                                                               =============            =============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Mortgage notes payable                                                         $105,380                  115,116
    Notes payable to banks                                                           41,770                   13,962
    Accounts payable and accrued expenses                                             3,979                    2,893
    Minority interests                                                                2,436                    3,141
    Other liabilities                                                                 2,247                    1,017
                                                                               -------------            -------------
                                                                                    155,812                  136,129
                                                                               -------------            -------------

Stockholders' Equity
    Shares of common stock, par value $.0001 per share;
      authorized 70,000,000 shares; issued 16,204,523 shares in 1997                      2                        -
    Shares of excess stock, par value $.0001 per share;
      authorized 30,000,000 shares, no shares issued                                      -                        -
    Shares of beneficial interest, par value $1.00 per share;
      authorized 20,000,000 shares; issued 10,548,965 shares in 1996                      -                   10,549
    Additional paid-in capital                                                      244,215                  123,780
    Undistributed earnings                                                           13,633                   10,997
    Unrealized loss on securities                                                      (535)                       -
                                                                               -------------            -------------
                                                                                    257,315                  145,326
                                                                               -------------            -------------
                                                                                   $413,127                  281,455
                                                                               =============            =============


          See accompanying notes to consolidated financial statements




                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                        --------------------------------------------
                                                                           1997            1996            1995
                                                                        ------------   -------------   -------------
                                                                           (In thousands, except per share data)


REVENUES
  Income from real estate operations                                       $ 49,791          37,143          28,386
  Interest:
    Mortgage loans                                                            2,013           1,644           1,036
    Other                                                                       558              74               -
  Other                                                                       1,260             904             842
                                                                        ------------   -------------   -------------
                                                                             53,622          39,765          30,264
                                                                        ------------   -------------   -------------
EXPENSES
  Operating expenses from real estate operations                             14,825          13,262          11,575
  Interest                                                                   10,551           8,930           6,287
  Depreciation and amortization                                              10,409           7,759           5,613
  Minority interests in joint ventures                                          512             289             220
  General and administrative                                                  2,923           2,356           2,180
                                                                        ------------   -------------   -------------
                                                                             39,220          32,596          25,875
                                                                        ------------   -------------   -------------
          Income before gains on investments                                 14,402           7,169           4,389
                                                                        ------------   -------------   -------------
GAINS ON INVESTMENTS
  Real estate                                                                 6,377           5,334           3,322
  Real estate investment trust securities                                         -               6               -
                                                                        ------------   -------------   -------------
                                                                              6,377           5,340           3,322
                                                                        ------------   -------------   -------------
          NET INCOME                                                       $ 20,779          12,509           7,711
                                                                        ============   =============   =============
BASIC PER SHARE DATA
  Net income                                                                 $ 1.58            1.44            1.22
                                                                        ============   =============   =============
  Weighted average shares outstanding                                        13,176           8,677           6,338
                                                                        ============   =============   =============

DILUTED PER SHARE DATA
  Net income                                                                 $ 1.56            1.43            1.21
                                                                        ============   =============   =============
  Weighted average shares outstanding                                        13,338           8,749           6,362
                                                                        ============   =============   =============


      See accompanying notes to consolidated financial statements


              CONSOLIDATED STATEMENTS OF CHANGES
                    IN STOCKHOLDERS' EQUITY

                                                                    Shares                                  Unrealized
                                                      Shares of       of      Additional                       Gain
                                                      Beneficial    Common     Paid-In      Undistributed   (Loss) on
                                                      Interest      Stock      Capital         Earnings     Securities     Total
                                                     ----------   ---------   ----------    -------------   ----------   ---------
                                                             (In thousands, except share and per share data)

BALANCE, DECEMBER 31, 1994                            $   6,333          -         66,099          9,723          21       82,176
    Net income                                                -          -              -          7,711           -        7,711
    Cash dividends declared, $1.23 per share                  -          -              -         (7,777)          -       (7,777)
    Exercise of 22,500 options                               23          -            217              -           -          240
    Purchase and retirement of 7,500 shares                  (8)         -            (88)             -           -          (96)
    Change in unrealized gain on securities                   -          -              -              -         646          646
                                                      ----------   --------  -------------  -------------   ---------   ----------
BALANCE, DECEMBER 31, 1995                                6,348          -         66,228          9,657         667       82,900
    Net income                                                -          -              -         12,509           -       12,509
    Cash dividends declared, $1.28 per share                  -          -              -        (11,169)          -      (11,169)
    Exercise of 31,500 options                               32          -            321              -           -          353
    Purchase and retirement of 12,750 shares                (13)         -           (137)             -           -         (150)
    Issuance of 9,640 shares, incentive compensation         10          -            118              -           -          128
    Issuance of 927,366 shares in LNH merger                927          -         12,713              -           -       13,640
    Issuance of 3,238,343 shares in
      Copley merger                                       3,238          -         44,420              -           -       47,658
    Issuance of 7,382 shares in
      dividend reinvestment plan                              7          -            117              -           -          124
    Change in unrealized gain on securities                   -          -              -              -        (667)        (667)
                                                      ----------   --------  -------------  -------------   ---------   ----------
BALANCE, DECEMBER 31, 1996                               10,549          -        123,780         10,997           -      145,326
    Net income                                                -          -              -         20,779           -       20,779
    Cash dividends declared, $1.34 per share                  -          -              -        (18,143)          -      (18,143)
    Issuance of 2,100,000 shares of
      beneficial interest                                 2,100          -         34,554              -           -       36,654
    Issuance of 23,800 shares of beneficial
      interest and 31,142 shares of common stock,
      options exercised                                      23          -            654              -           -          677
    Purchase and retirement of 8,268 shares of
      beneficial interest and 11,725 shares of common
      stock, options exercised                               (8)         -           (380)             -           -         (388)
    Issuance of 6,490 shares of beneficial
      interest, incentive compensation                        7          -             97              -           -          104
    Issuance of 3,441 shares of beneficial interest,
      and 10,872 shares of common stock, dividend
      reimbursement plan                                      3          -            288              -           -          291
    Purchase of 194 fractional shares
      of beneficial interest                                  -          -             (5)             -           -           (5)
    Change in unrealized loss on
      securities                                              -          -              -              -        (535)        (535)
    Reduction of par value associated
      with reorganization                               (12,674)         1         12,673              -           -            -
    Issuance of 3,500,000 shares of
      common stock                                            -          1         72,554              -           -       72,555
                                                      ----------   --------  -------------  -------------   ---------   ----------
BALANCE, DECEMBER 31, 1997                            $       -          2        244,215         13,633        (535)     257,315
                                                      ==========   ========  =============  =============   =========   ==========


        See accompanying notes to consolidated financial statements


                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                            Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 1997              1996                1995
                                                                            ---------------   ----------------    ---------------
                                                                                                (In thousands)
OPERATING ACTIVITIES:
    Net income                                                                     $20,779             12,509              7,711
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of  deferred
          leasing costs                                                             10,409              7,759              5,613
        Gains on investments, net                                                   (6,377)            (5,340)            (3,322)
        Real estate investment trust:
          Equity in earnings                                                             -                (43)              (203)
          Dividends received                                                             -                 77                182
        Other                                                                         (284)              (142)              (134)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                           (3,709)              (122)               834
          Accounts payable, accrued expenses and prepaid rent                        2,867               (702)              (935)
                                                                            ---------------   ----------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           23,685             13,996              9,746
                                                                            ---------------   ----------------    ---------------
INVESTING ACTIVITIES:
    Advances on mortgage loans receivable                                           (1,575)              (121)              (150)
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                                 2,910                (80)             1,950
    Sales of real estate investments                                                23,838             23,480              8,778
    Sales of real estate investment trust securities                                     -              1,056                  -
    Real estate improvements                                                        (4,405)            (5,774)            (4,386)
    Real estate development                                                        (14,936)            (1,695)                 -
    Purchases of real estate                                                       (71,569)           (13,865)              (806)
    Purchases of real estate investment trusts shares                              (16,119)              (934)            (9,263)
    Return of capital dividends received                                                 -                  -                 87
    Cash balances of acquired companies                                                  -              2,750                  -
    Merger expenses                                                                      -             (3,169)                 -
    Change in other assets and other liabilities                                     1,897             (2,225)            (1,931)
                                                                            ---------------   ----------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                              (79,959)              (577)            (5,721)
                                                                            ---------------   ----------------    ---------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                  122,962             60,374             30,272
    Proceeds from mortgage notes payable                                             9,250             19,000             32,100
    Principal payments on bank borrowings                                          (95,154)           (50,771)           (54,584)
    Principal payments on mortgage notes payable                                   (71,565)           (30,768)            (4,455)
    Distributions paid to shareholders                                             (18,143)           (11,169)            (7,777)
    Purchases of shares of beneficial interest and common stock                       (393)              (150)               (96)
    Proceeds from exercise of stock options                                            677                353                240
    Net proceeds from issuance of shares of
      beneficial interest and common stock                                         109,209                  -                  -
    Proceeds from dividend reinvestment plan                                           291                124                  -
                                                                            ---------------   ----------------    ---------------
NET CASH USED IN FINANCING ACTIVITIES                                               57,134            (13,007)            (4,300)
                                                                            ---------------   ----------------    ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       860                412               (275)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     438                 26                301
                                                                            ---------------   ----------------    ---------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 1,298                438                 26
                                                                            ===============   ================    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Debt assumed by buyer of real estate                                           $     -              8,359                  -
    Cash paid for interest, net of amount capitalized                               10,474              8,444              5,926
    Debt assumed by the Company in purchase of real
      estate                                                                        52,579                  -                  -
    Fair value of shares issued in Copley merger                                         -             47,658                  -
    Fair value of shares issued in LNH merger                                            -             13,640                  -

        See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1)      Significant Accounting Policies

         (a)   Principles of Consolidation

         The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company), its wholly-owned subsidiaries and its investment in four joint ventures. At December 31, 1997, the four properties in the joint ventures included the 75% owned 56th Street Commerce Park, JetPort Commerce Park, and WestPort Commerce Center, and the 80% owned University Business Center. Included in 1996 was a joint venture in which the Company owned
77.78% of Liberty Corners Shopping Center which was sold in 1997. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for the percentage not owned. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's investment in Cowesett Corners Shopping Center (a 50% owned joint venture) was not consolidated, but accounted for using the equity method of accounting, prior to its sale in 1997.

         (b) Federal Income Taxes

         EastGroup Properties, a Maryland real estate investment trust, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. The Company distributed all of its 1997, 1996 and 1995 taxable income to its stockholders. Accordingly, no provision for federal income taxes was necessary. Distributions paid per share for federal income tax purposes follow:


                                           Years Ended December 31,
                                         ----------------------------
                                             1997      1996      1995
                                             ----      ----      ----

                    Ordinary Income         $1.14      1.28      1.23
                    Return of Capital         .20        --        --
                                            -----      ----      ----
                                            $1.34      1.28      1.23
                                            =====      ====      ====

         The Company's income differs for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, and (4) mortgage loans having a different basis for tax and financial reporting purposes, thereby producing different gains upon collection of these loans.

         (c) Income Recognition

         Rental income from real estate operations is principally recognized based on the terms of the operating leases, which does not differ materially from recognizing rental income on a straight-line basis.

         Interest income on mortgage loans is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Certain mortgage loan discounts are amortized over the lives of the loans using a method that does not differ materially from the interest method.

         The Company recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate." The provisions of SFAS 66 require, upon closing, consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by the installment method as collections are received.

         (d) Real Estate Properties

         Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of 25 to 40 years for buildings and 3 to 10 years for other improvements and personal property. Maintenance and repair expenses are charged to expense as incurred, while building improvements are capitalized. Apartment turnover costs such as carpet, painting and small appliances are expensed as incurred. Geographically, the Company's investments are concentrated in the major sunbelt market areas of the southeastern and southwestern United States, primarily in the states of California, Florida, Texas and Arizona.

         (e) Real Estate Held for Sale

         Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale.

         (f) Marketable Equity Securities

         The Company's marketable equity securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. At December 31, 1996, the amount of unrealized gains was not material to the financial statements.

         (g) Investments in Real Estate Investment Trusts

         At December 31, 1995, the equity method of accounting was used to account for the investment in LNH REIT, Inc. ("LNH"). As of that date, the Company did not have voting control over this company but did have the ability to exercise significant influence on operating and financial policies. Under the equity method, the Company accrued its share of LNH's unrealized security gains in accordance with SFAS No. 115. On May 14, 1996, LNH was merged with EastGroup-LNH Corporation, a wholly-owned subsidiary of the Company. At December 31, 1997, EastGroup had investments in real estate investment trusts, which are accounted for under the cost method. Although the Company owned 21% of Meridian VIII at December 31, 1997, it did not exercise significant influence over the investee and the investment was accounted for under the cost method (the difference between applying the cost and equity method would not be material to the 1997 consolidated financial statements). The cost of these investments is adjusted to fair market value with an equity adjustment to account for unrealized gains/losses as indicated in Note 1 (f) above.

         (h) Allowance for Possible Losses and Impairment Losses

         The Company measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's market price or the fair value of collateral if the loan is collateral dependent.

         Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less selling costs. Implementation of this statement did not have a material impact on the Company's financial statements.

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

         (k) Reclassifications

         Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation.

         (l) Share Split

         On March 20, 1997, the Company announced that its Board of Directors approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend was distributed on April 7, 1997, to shareholders of record as of March 31, 1997. All share and per share amounts in these financial statements have been retroactively restated to account for the share split.

         (m) Earnings Per Share

         In December 1997, the Company adopted SFAS No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS. Prior to the effective date of SFAS No. 128, EPS was reported under Accounting Prinicples Board Opinion No. 15 which required presentation of primary and fully diluted EPS. The new standard, which went into effect December 15, 1997, requires additional informational disclosures contained herein and on the face of the statement of income, makes certain modifications to APB Opinion No. 15, and requires restatement of EPS for all prior periods reported. Accordingly, all EPS figures prior to December 31, 1997 have been restated.

         Basic EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding.

         Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options had the options been exercised. The dilutive effect of stock options was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.

         (n) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period, and to disclose material contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         (o) Stock Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company effective January 1, 1996. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. Companies are given the choice of either recognizing related compensation cost by adopting the new fair value method, or to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion
No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," while supplementally disclosing the proforma effect on net income and net income per share using the new measurement criteria. The Company elected to continue to follow the requirements of APB No. 25, and accordingly, there was no effect on the results of operations.

(2)      Real Estate Owned

         At December 31, 1997, the Company is continuing to reposition its portfolio to focus on industrial properties. The Company is offering for sale the Estelle tract of land in New Orleans, Louisiana with a carrying amount of $558,000; the Silvermill undeveloped land in Houston Texas with a carrying amount of $27,000; Doral Apartments in San Antonio, Texas with a carrying amount of $5,861,000; Sutton Apartments in San Antonio, Texas with a carrying amount of $7,622,000; and Hampton House Apartments in Jackson, Mississippi with a carrying amount of $5,950,000. No loss is anticipated on the sale of these properties. The results of operations for real estate held for sale at December 31, 1997, amounted to $658,000 and $684,000, respectively, for the years ended December 31, 1997 and 1996. The results of operations for real estate held for sale at December 31, 1996 amounted to $1,604,000 for the year ended December 31, 1996.

         The Company is currently developing the following properties as detailed below:

                                                                       COSTS INCURRED
                                                          ------------------------------------------
                                       SIZE AT COMPLETION        FOR THE YEAR ENDED       CUMULATIVE       ESTIMATED TOTAL
       INDUSTRIAL DEVELOPMENT            (SQUARE FEET)           DECEMBER 31, 1997     DECEMBER 31, 1997       COSTS(1)
       ----------------------            -------------           -----------------     -----------------       --------
                                                                                (In thousands)
LEASE-UP:
  Rampart Distribution Center II
    Denver, Colorado                              66,000              $  2,009                2,913             3,196

  Chancellor Center
    Orlando, Florida                              51,000                   813                1,834             1,984
                                                 -------                ------                -----             -----
                                                 117,000                 2,822                4,747             5,180
                                                 -------                ------                -----             -----
UNDER CONSTRUCTION:
  Walden Distribution Center II
    Tampa, Florida                               122,000                 2,366                2,366             3,352
  Sunbelt Distribution Center II
    Orlando, Florida                              61,000                   888                1,137             1,932
  Benjamin Distribution Center II
    Tampa, Florida                                47,000                 1,643                1,643             1,806
  Palm River Center II
    Tampa, Florida                                72,000                 2,015                2,015             2,493
  John Young
    Orlando, Florida                              51,000                   519                  519             2,108
                                                 -------                ------                -----            ------
                                                 353,000                 7,431                7,680            11,691
                                                 -------                ------                -----            ------
PROSPECTIVE DEVELOPMENT:
  Rampart Distribution Center III
    Denver, Colorado                              95,000                 1,039                1,039               N/A
  Walden Distribution Center I
    Tampa, Florida                                90,000                   365                  365               N/A
                                                 -------                ------                -----            ------
                                                 185,000                 1,404                1,404                --
                                                 -------             ---------               ------            ------
                                                 655,000             $  11,657               13,831            16,871
                                                 =======             =========               ======            ======

COMPLETED DEVELOPMENT AND
TRANSFERRED TO INDUSTRIAL PROPERTIES:
  Benjamin Distribution Center I
   Tampa, Florida                                 46,000             $   2,388                2,388               N/A
  Deerwood Expansion
   Jacksonville, Florida                          29,000                   891                  891               N/A
                                                 =======             =========               ======
                                                  75,000             $   3,279                3,279
                                                 =======             =========               ======

         Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 1997 was $401,000, compared to $19,000 for 1996.

         A summary of gains (losses) on real estate investments for the years ended December 31, 1997, 1996 and 1995 follows:

                                                                                          RECOGNIZED
                                                                        NET                  GAIN
                                                 BASIS              SALES PRICE             (LOSS)
                                             ---------------     ------------------     ---------------
                                                                  (In thousands)
                    1997
Real estate properties:
    Santa Fe Entergy Building                      $ 10,354                 12,660               2,306
    Liberty Corners Shopping Center                   2,649                  5,263               2,614
    Cowesett Corners Shopping Center                  4,253                  5,929               1,676
    Houston Land                                        (98)                     -                  98
    Wellington Land                                     (14)                   (14)                  -
    Plus Park - deferred gain                           (62)                     -                  62
    Bell Road - deferred gain                           (96)                     -                  96
Mortgage loan writedown                                 475                      -                (475)
                                             ---------------     ------------------     ---------------
                                                   $ 17,461                 23,838               6,377
                                             ===============     ==================     ===============
                    1996
Real estate properties:
    Garden Villa Apartments                        $  2,715                  4,068               1,353
    Southwyck Land                                       97                    149                  52
    Pompano Beach Land                                3,280                  3,267                 (13)
    Baygreen Industrial Center                        1,679                  1,677                  (2)
    Wellington Land                                     397                    601                 204
    Pin Oaks Apartments                               1,675                  4,235               2,560
    Eastgate Apartments                               1,326                  1,753                 427
    Plantations Apartments                            6,765                  7,116                 351
Land purchase leasebacks:
    Bellevue                                              -                    472                 472
    Taco Bell                                            12                    142                 130
Mortgage loan writedown                                 200                      -                (200)
                                             ---------------     ------------------     ---------------
                                                   $ 18,146                 23,480               5,334
                                             ===============     ==================     ===============
                    1995
Real estate properties:
  Cascade Office Building                          $  1,486                  1,486                   -
  Sunchase Apartments                                 2,515                  4,396               1,881
  2100 Exchange Warehouse                               549                    539                 (10)
  Cascade Office Building - writedown                   136                      -                (136)
Land purchase leasebacks:
  Winchester                                            450                    862                 412
  Iroquois                                              320                  1,495               1,175
                                             ---------------     ------------------     ---------------
                                                   $  5,456                  8,778               3,322
                                             ===============     ==================     ===============

         The following schedule indicates approximate future minimum rental receipts under noncancelable leases for the real estate properties by year as of December 31, 1997 (in thousands):


                Year Ending
                December 31,
                ------------
                    1998                                                 $  42,855
                    1999                                                    36,025
                    2000                                                    29,772
                    2001                                                    24,018
                    2002                                                    17,051
                    Later Years                                             18,765
                                                                 ------------------
             TOTAL MINIMUM RECEIPTS                                      $ 168,486
                                                                 ==================

(3)      MORTGAGE LOANS

         A summary of mortgage loans follows:

                                                       DECEMBER 31,
                                                       ------------
                                                     1997         1996
                                                     ----         ----
                                                       (In thousands)
         First mortgage loans:
          Industrial (2 loans)                     $ 1,686         841
          Apartment (1 loan)                         2,836       2,685
          Motels (3 loans)                           1,714       2,957
          Shopping Center                               --       1,636
          Undeveloped Land (2 loans)                 4,382       4,053
          Other (4 loans)                              234         331
                                                   -------      ------
                                                   $10,852      12,503
                                                   =======      ======

         At December 31, 1996, the carrying value of two impaired motel mortgage loans was $1,700,000. At December 31, 1997, the carrying value of these two motel mortgage loans was reduced to $1,318,000. The borrower on one motel mortgage loan is currently in bankruptcy; however, interest payments are current and the Company believes that the underlying collateral is sufficient to cover the loan's value if necessary. Interest income recorded on the motel mortgages was $364,000 for 1997, $403,000 for 1996, and $340,000 for 1995.

(4)      INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS

         The investment in real estate investment trusts ("REIT") consists of the following:



                                                             DECEMBER 31, 1997               DECEMBER 31, 1996
                                                             -----------------               -----------------
                                                                         ESTIMATED                       ESTIMATED
                                                          CARRYING         FAIR            CARRYING          FAIR
                                                           AMOUNT          VALUE            AMOUNT          VALUE
                                                           ------          -----            ------          -----
                                                                                (In thousands)
 Meridian VIII                                            $12,506          12,506               -               -
 Other                                                      4,012           4,012             934           1,001
                                                          -------          ------           -----           -----
                                                          $16,518          16,518             934           1,001
                                                          =======          ======           =====           =====


         On May 14, 1996, the Company and LNH completed the merger of LNH with and into EastGroup-LNH Corporation, a wholly-owned subsidiary of the Company. Under the terms of the merger, each LNH share was converted into the right to receive .55065 EastGroup shares (.3671 pre-split). The Company issued 927,366 of its shares as a result of the merger.

         On June 19, 1996, the Company and Copley Properties, Inc. (Copley) completed the merger of Copley with the Company. Under the terms of the merger, each Copley share was converted into the right to receive 1.06002 EastGroup shares (.70668 pre-split). The Company issued 3,238,343 of its shares as a result of the merger.

(5)      NOTES PAYABLE TO BANKS

         The Company has a line of credit from a commercial bank in the amount of $35,000,000 which is secured by the outstanding stock of two of the Company's wholly-owned subsidiaries and by the Company's ownership interests in a partnership. Borrowings under the credit line at December 31, 1997 were

$6,589,000 and the interest rate was LIBOR plus 1.50% (7.49% at December 31, 1997). The maximum principal amount of the working capital line is $35,000,000 through March 31, 1998 and then will be $25,000,000 from April 1, 1998 through September 30, 1998. Through March 31, 1998, the first $26,250,000 advanced under the working capital line will bear interest at LIBOR plus 1.50% and any advances in excess of $26,250,000 will bear interest at LIBOR plus 1.75%. Effective April 1, 1998, all advances under the working capital line will bear interest at LIBOR plus 1.50%. The line of credit expires September 30, 1998. Total loan commitment fees of $75,000, $50,000 and $35,000 were paid in 1997, 1996 and 1995 for this line of credit.

         At December 31, 1997, the Company had $35,181,000 outstanding under a $65,000,000 acquisition line of credit from a commercial bank. The acquisition line had an interest rate of LIBOR plus 1.50% at December 31, 1997. The line is secured by nine properties of the Company with an aggregate carrying amount of $95,386,000 at December 31, 1997. The maximum principal amount of the acquisition line is $65,000,000 through March 31, 1998 and then will be $50,000,000 from April 1, 1998 through September 30, 2000. Through March 31, 1998, the first $48,750,000 advanced under the acquisition line will bear interest at LIBOR plus 1.50% and any advances in excess of $48,750,000 will bear interest at LIBOR plus 1.75%. Effective April 1, 1998, all advances under the acquisition line will bear interest at LIBOR plus 1.50%. The line of credit expires September 30, 2000. Total loan commitment fees of $143,750, $37,500 and $66,000 were paid in 1997, 1996 and 1995 for this line of credit.

         Average bank borrowings were $11,155,000 in 1997 compared to $11,572,000 in 1996, with average interest rates of 7.55% in 1997 compared to 7.3% in 1996.

(6)      MORTGAGE NOTES PAYABLE

A summary of mortgage notes payable follows:

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                           (In thousands)
INTERSTATE DISTRIBUTION CENTER #1 Warehouse mortgage, interest at
  9.25%, principal and interest due $10,827 monthly, maturing June
  1, 2009, secured by real estate
  with a carrying amount of $2,660,000 at December 31, 1997                     $     814                    866

INTERSTATE DISTRIBUTION CENTER #2 Warehouse mortgage, interest at
  9.25%, principal and interest due $12,844 monthly, maturing June
  1, 2009, secured by real estate
  with a carrying amount of $3,079,000 at December 31, 1997                         1,032                  1,088

8150 LEESBURG PIKE OFFICE BUILDING mortgage, interest at 8.5%, principal and interest due $52,304 monthly, maturing June 15,
  2005, secured by real estate with a carrying amount of $12,890,000
  at December 31, 1997                                                              3,456                  3,775

SUNBELT DISTRIBUTION CENTER mortgage, interest at 10%,
  principal and interest due $39,958 monthly, repaid
  August 1997                                                                          -                   4,148



                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                            (In thousands)
DEERWOOD DISTRIBUTION CENTER mortgage, interest at 8.375%, principal and interest due $16,339 monthly, maturing July 1, 2003, secured by real estate with a carrying amount of $2,715,000 at
  December 31, 1997                                                                     1,699             1,754

DORAL CLUB APARTMENTS mortgage, interest at 8.625%, principal and interest due $36,494 monthly, maturing October 31, 2003, secured by real estate with a carrying amount of $5,861,000 at
  December 31, 1997                                                                     4,230             4,300

NOBEL CENTER mortgage, interest at 7.5%, principal and
  interest due $27,915 monthly, repaid January 1997                                         -             2,536

NORTH SHORE IMPROVEMENT BONDS, interest rates range from 6.3% to
  7.75% and mature serially in various amounts through September 2,
  2016, secured by land underlying Nobel Center with a carrying
  amount of $2,725,000 at December 31, 1997                                               421               432

SUTTON HOUSE APARTMENTS mortgage, interest at 8%, principal and interest due $45,257 monthly, maturing October 31, 2003, secured by real estate with a carrying amount of $7,622,000 at
  December 31, 1997                                                                     5,746             5,826

NORTHWEST POINT BUSINESS PARK mortgage, interest at 7.75%, principal and interest due $32,857 monthly, maturing March 1, 2001, secured by real estate with a carrying amount of $6,647,000
  at December 31, 1997                                                                  4,096             4,170

56TH STREET COMMERCE PARK mortgage, interest at 8.875%, principal and interest due $21,816 monthly, maturing August 1, 2004, secured by real estate with a carrying amount of
  $2,762,000 at December 31, 1997                                                       2,212             2,274

EXCHANGE DISTRIBUTION CENTER mortgage, interest at 8.375%, principal and interest due $21,498 monthly, maturing August 1, 2005, secured by real estate with a carrying amount
  of $3,054,000 at December 31, 1997                                                    2,375             2,432

LAVISTA APARTMENTS mortgage, interest at 8.688%, principal and interest due $48,667 monthly, maturing September 1, 2005, secured by real estate with a carrying amount of $6,964,000 at
  December 31, 1997                                                                     5,784             5,862




                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                           (In thousands)
WESTPORT COMMERCE CENTER mortgage, interest at 8%, principal and interest due $28,021 monthly, maturing August 1, 2005, secured by
  real estate with a  carrying amount of $4,618,000 at December 31, 1997                3,176            3,254

LAKEPOINTE BUSINESS PARK mortgage, interest at 8.125%, principal and interest due $81,675 monthly, maturing October 1, 2005, secured by
  real estate with a carrying amount of $9,731,000 at December 31, 1997                10,788           10,887

JETPORT mortgage, interest at 8.125%, principal
  and interest due $33,769 monthly, maturing October 1, 2005, secured by real estate with a carrying
  amount of $4,629,000 at December 31, 1997                                             3,811            3,902

COLUMBIA PLACE mortgage, interest at 8.875%, principal and interest due $93,292 monthly, maturing December 31, 2009, secured by real estate with a carrying amount of $11,644,000
  at December 31, 1997                                                                  9,788           10,046

DOMINGUEZ DISTRIBUTION CENTER mortgage, interest at 9%,
  principal and interest due $46,156 monthly, repaid
  January 1997                                                                              -            5,138

METRO BUSINESS PARK mortgage, interest at 9.25%, principal
  and interest due $30,850 monthly, repaid February 1997                                    -            3,383

METRO BUSINESS PARK mortgage, interest at 8%, principal and interest due $15,892 monthly, maturing April 1, 1998, secured by real estate with a carrying amount of $5,135,000 at
  December 31, 1997                                                                     1,677            1,731

UNIVERSITY BUSINESS CENTER mortgage, interest at 9.06%, principal and interest due $85,841 monthly, maturing April 1, 2000, secured by real estate with a carrying amount of
  $15,508,000 at December 31, 1997                                                      9,095            9,163

UNIVERSITY BUSINESS CENTER mortgage, interest at 9.37%, interest
  only, repaid January 1997                                                                 -            8,250

UNIVERSITY BUSINESS CENTER mortgage, interest at 7.45%, principal and interest due $74,235 monthly, maturing February 28, 2002, secured by real estate with a carrying amount of $11,300,000 at December
  31, 1997                                                                              8,955                -

WIEGMAN ASSOCIATES mortgage, interest at 8.75%, principal and
  interest due $9,367 monthly, repaid October 1997                                          -              959



                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                            (In thousands)


HUNTWOOD ASSOCIATES mortgage, interest at 7.99%, principal and interest due $100,250 monthly, maturing August 22, 2006, secured by real estate with a carrying amount of $18,223,000 at
  December 31, 1997                                                                     12,785            12,959

WIEGMAN ASSOCIATES mortgage, interest at 7.99%, principal and interest due $46,269 monthly, maturing August 22, 2006, secured by real estate with a carrying amount of $8,971,000 at December
  31, 1997                                                                               5,900             5,981

CHAMBERLAIN DISTRIBUTION CENTER mortgage, interest at 8.75%, principal and interest due $21,376 monthly, maturing January 1, 2005, secured by real estate with a carrying amount of $4,024,000 at
  December 31, 1997.                                                                     2,501                 -

EASTLAKE DISTRIBUTION CENTER mortgage, interest at 8.5%, principal and interest due $57,115 monthly, maturing July 5, 2004, secured by real estate with a carrying amount of $9,917,000 at
  December 31, 1997                                                                      5,039                 -
                                                                                      --------           -------

                                                                                      $105,380           115,116
                                                                                      ========           =======

         Approximate principal payments due during the next five years are as follows: 1998, $4,210,000; 1999, $2,794,000; 2000, $11,243,000; 2001,
$6,742,000; and 2002, $10,967,000.

(7)      REVERSE REPURCHASE AGREEMENTS

        The Company does not in the ordinary course of business take possession of the securities which collateralize its reverse repurchase agreements (assets purchased under agreements to resell). However, the Company has the right to demand additional collateral or to request return of the invested funds at any time the collateral value is less than the invested funds plus any accrued earnings thereon. These transactions are conducted on a short-term basis with financial institutions with which the Company has normal business relationships. At December 31, 1997 and 1996, the Company did not hold reverse repurchase agreements with any individual counterparty or group of counterparties in excess of 10% of stockholders' equity.

(8)      STOCKHOLDERS' EQUITY

         In 1994, the Company adopted the 1994 Management Incentive Plan. The Plan includes stock options (50% vested after one year and the other 50% after two years) and an annual incentive award.

         Stock option activity for the 1994 plan is as follows:

                                                                                Years ended December 31,
                                                                                ------------------------
(Number of shares)                                            1997                       1996                     1995
------------------                                            ----                       ----                     ----
Outstanding at beginning of year                           422,250                    261,375                  262,875
Granted                                                    287,425                    202,125                   15,000
Exercised                                                  (37,692)                   (31,500)                       -


Expired                                                     (3,225)                    (9,750)                 (16,500)
                                                            ------                     ------                  -------
Outstanding at end of year                                 668,758                    422,250                  261,375
                                                           =======                    =======                  =======

Exercisable at end of year                                 282,633                    220,125                  126,938
Available for grant at end of year                          34,205                     44,896                   38,625

Price range of options:
         Outstanding                              $12.00 - $22.375            $12.00 - $17.92          $12.00 - $13.42
         Exercised                                $12.00 -  $14.92            $12.00 - $12.67                        -
         Exercisable                              $12.00 -  $14.83            $12.00 - $12.67          $12.00 - $12.67

         The annual incentive award program began in 1995 and the Compensation Committee determined awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The 1997, 1996 and 1995 awards approximated $307,000, $311,000 and $382,000, respectively, and were payable two-thirds in cash and one-third in stock of the Company.

         The Company has a Directors Stock Option Plan, as amended in 1994, under which an aggregate of 150,000 shares of common stock were reserved for issuance upon exercise of any options granted. Under the Directors plan, each Non-Employee Director is granted an initial 7,500 options and 2,250 additional options on the date of any Annual Meeting at which the Director is reelected to the Board.

         Stock option activity for the Director plan is as follows:


                                                                          Years ended December 31,
                                                                          ------------------------
(Number of shares)                                            1997                       1996                     1995
------------------                                            ----                       ----                     ----
Outstanding at beginning of year                            76,500                     65,250                   76,500
Granted                                                     11,250                     11,250                   11,250
Exercised                                                  (17,250)                        -                   (22,500)
                                                        ----------                   --------                 --------
                                                            70,500                     76,500                   65,250
                                                        ==========                   ========                 ========
Exercisable at end of year                                  70,500                     76,500                   65,250
Available for grant at end of year                          39,750                     51,000                   62,250

Price range of options:
         Outstanding                              $10.67 - $19.375            $10.67 - $14.58          $10.67 - $12.67
         Exercised                                $10.67 - $ 11.25                          -                   $10.67
         Exercisable                              $10.67 - $19.375            $10.67 - $14.58          $10.67 - $12.67


         In February 1997, the Company issued a total of 2,100,000 shares under an existing shelf registration statement for net proceeds of $36,654,000.

         On June 5, 1997, the Company's stockholders approved and the Company subsequently completed the reorganization of the Trust into a Maryland corporation. The purpose of the reorganization was to modernize EastGroup's governance procedures and to provide EastGroup with a greater degree of certainty and flexibility in planning and implementing corporate action by adopting a form of organization used by many real estate investment trusts. EastGroup will continue to qualify as a real estate investment trust for tax purposes. Effective with the reorganization, the Company has the authority to issue 100,000,000 shares consisting of 70,000,000 shares of common stock, $.0001 par value per share, and 30,000,000 shares of excess stock, $.0001 par value per share. Effective June 5, 1997, all stock transactions reflect the new par value. Stock transactions prior to the reorganization have not been restated to reflect the new par value.

         In October 1997, the Company completed an offering of 3,500,000 shares of its common stock for net proceeds of approximately $72,555,000.

         During 1995, the Company adopted a dividend reinvestment plan, which allows stockholders to reinvest cash distributions in new shares of the Company.

         In accordance with SFAS No. 123, the following additional disclosures are required related to options granted after January 1, 1995. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.09%, 6.66% and 6.10%; dividend yields of 7.49%, 8.60% and 9.50%; volatility factors of 13%, 12.4% and 14.5%, and expected option lives of 5 years for all years presented.

         The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per basic share would have been reduced to the pro forma amounts indicated below:

                                                          1997      1996         1995
                                                          ----      ----         ----
                                                    (In thousands, except per share data)
               Net income - as reported                 $20,779    12,509        7,711
               Net income - pro forma                    20,642    12,472        7,706
               Net income per basic share - as reported    1.58      1.44         1.22
               Net income per basic share - pro forma      1.57      1.44         1.22
               Weighted average fair value of options
                     granted during year                   1.10       .86          .61


         In December 1997, the Company adopted SFAS No. 128, "Earnings
Per Share," which requires companies to present basic EPS and diluted EPS, instead of the formerly required primary and fully diluted EPS. Reconciliations of the numerators and denominators in the basic and diluted EPS computations are as follows:


                                                                  1997               1996             1995
                                                                  ----               ----             ----
                                                                               (In thousands)
        Basic EPS Computation
          Numerator - net income                              $ 20,779             12,509            7,711
                                                              ========             ======            =====
          Denominator - weighted average
             shares outstanding                                 13,176              8,677            6,338
                                                                ======              =====            =====

        Diluted EPS Computation
          Numerator - net income                              $ 20,779             12,509            7,711
                                                              ========             ======            =====
          Denominator - weighted average
             shares outstanding                                 13,176              8,677            6,338
            Common stock options                                   162                 72               24
                                                              --------            -------          -------
            Total Shares                                        13,338              8,749            6,362
                                                              ========            =======          =======

(9)     MERGERS

         During 1996, the Company acquired the entities described below, accounting for the entities using the purchase method of accounting. For financial reporting purposes, the assets of the company acquired are assigned new cost basis amounts based on the allocation of the purchase price of the assets to the Company. In general, the purchase price to the Company consisted of the new shares issued at the market price of the Company's shares and the previous investment the Company had in LNH and Copley. The shares of LNH and Copley owned by the Company were retired at the merger date. The operating results of LNH and Copley have been included in the consolidated statements of income subsequent to the dates of acquisition.

         On May 14, 1996, the merger of LNH with EGP-LNH Corporation, a wholly-owned subsidiary of the Company, was completed. Under the terms of the merger, each LNH share was converted into the right to receive .55065 EastGroup shares (.3671 pre-split). The Company issued 927,366 shares as a result of this merger.

         On June 19, 1996, Copley was merged into the Company. Under the terms of the merger, each Copley share was converted into the right to receive 1.06002 EastGroup shares (.70668 pre-split). EastGroup issued 3,238,343 of its shares as a result of this merger.

         The increase in net assets at the acquisition dates, based on relative fair values, resulting from the mergers was as follows (in thousands):

                                                                  LNH                     Copley
                                                                  ---                     ------
           Real estate properties                             $  6,243                    113,192
           Investment in joint venture                           4,298                          -
           Mortgage loans                                        5,614                        880
           Land                                                    521                      3,280
           Investment in real estate investment trust            1,050                          -
           Cash                                                  1,200                      1,550
           Accounts receivable and other assets                    425                        305
           Mortgage notes payable                                    -                    (59,681)
           Minority interests                                     (783)                    (1,740)
           Accounts payable and other liabilities                 (713)                    (1,063)
                                                              --------                     ------
                                                              $ 17,855                     56,723
                                                              ========                     ======

The purchase price of the net assets acquired consisted of the following (in thousands):

                                                                 LNH                     Copley
                                                                 ---                     ------
         Shares of beneficial
           interest (927,366 and 3,238,343 shares)            $ 13,640                   47,658
         Cash in lieu of fractional
           shares (369 and 390 shares)                               5                        6
         Merger expenses                                           292                    2,866
         Prior investment in LNH and Copley                      3,918                    6,193
                                                              --------                   ------
                                                              $ 17,855                   56,723
                                                              ========                   ======

The following unaudited pro forma combined results of operations give effect to the LNH and Copley mergers as if they had occurred at the beginning of the fiscal year for each of the periods presented:

(In thousands, except per share amounts)                         1996                       1995
                                                                 ----                       ----
Revenues                                                      $ 47,191                     45,606
                                                                ======                     ======
Net income                                                      12,796                     10,363
                                                                ======                     ======
Net income per basic share                                        1.21                        .99
                                                                ======                     ======
Shares used in computation                                      10,532                     10,504
                                                                ======                     ======

         In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1996 and the beginning of 1995 or of future operations of the combined companies under the ownership and management of the Company.

(10)     QUARTERLY RESULTS OF OPERATIONS - UNAUDITED




                                                      1997                                              1996
                                                Quarter Ended                                     Quarter Ended
                              --------------------------------------------------- --------------------------------------------------
                                Mar.31        June 30       Sept.30      Dec. 31       Mar.31      June 30     Sept. 30     Dec. 31
                              ------------  -----------  ----------- ------------ ------------  -----------  -----------  ----------

                                                            (In Thousands, except per share data)

Revenues                          $11,989       12,665       13,546       15,422        7,412        8,111       12,104      12,138
Expenses                           (9,014)      (9,112)      (9,941)     (11,153)      (6,236)      (6,733)      (9,569)    (10,058)
                              ------------  -----------  ----------- ------------ ------------  -----------  -----------  ----------
Income before gain (loss)
   on investments                   2,975        3,553        3,605        4,269        1,176        1,378        2,535       2,080
Gain (loss) on investments            112           (5)       6,300          (30)       1,353          656          152       3,179
                              ------------  -----------  ----------- ------------ ------------  -----------  -----------  ----------
Net income                         $3,087       $3,548       $9,905       $4,239       $2,529       $2,034       $2,687      $5,259
                              ============  ===========  =========== ============ ============  ===========  ===========  ==========

BASIC PER SHARE DATA
Net income                           0.26         0.28         0.78         0.27         0.40         0.28         0.26        0.50
                              ============  ===========  =========== ============ ============  ===========  ===========  ==========
Weighted average shares
   outstanding                      11,722       12,675       12,685       15,583        6,353        7,238       10,535      10,542
                              ============  ===========  =========== ============ ============  ===========  ===========  ==========

DILUTED PER SHARE DATA
Net income                           0.26         0.28         0.77         0.27         0.39         0.28         0.25        0.49
                              ============  ===========  =========== ============ ============  ===========  ===========  ==========
Weighted average shares
   outstanding                      11,861       12,822       12,865       15,765        6,406        7,288       10,613      10,660
                              ============  ===========  =========== ============ ============  ===========  ===========  ==========





(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                        1997                           1996
                                                        ----                           ----
                                              CARRYING        FAIR            CARRYING         FAIR
                                              AMOUNT          VALUE            AMOUNT          VALUE
                                              ------          -----            ------          -----
                                                                       (In thousands)
Financial Assets
  Cash and cash equivalents                 $   1,298          1,298               438           438
  Investment in real estate investment
    trusts                                     16,518         16,518               934         1,001
  Mortgage loans                               10,852         11,937            12,503        13,824
Financial Liabilities
  Mortgage notes payable                      105,380        110,181           115,116       118,440
  Notes payable to banks                       41,770         41,770            13,962        13,962

Carrying amounts shown in the table are included in the balance sheet under the indicated captions.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

         Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.

         Mortgage Loans: The fair value of performing mortgage loans is either estimated using discounted cash flows at current interest rates for loans with similar terms and maturities or based on the estimated value of the underlying collateral adjusted for the borrower's payment history and financial strength. The fair value for nonperforming loans is based on underlying collateral value.

         Investment in Real Estate Investment Trusts: The fair value of this equity investment is based on quoted market prices.

         Mortgage Notes Payable: The fair value of the Company's mortgage notes payable is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

         Notes Payable to Banks: The carrying amounts approximate fair value because of the variable rates of interest on the debt.

(12)     SUBSEQUENT EVENTS

         As of March 16, 1998, the Company had entered into contracts to purchase three additional industrial properties aggregating approximately 288,000 square feet of leasable space, for a total purchase price of approximately $10,850,000. The Company has also entered into contracts to purchase two parcels of land for future development, for a total purchase price of approximately $1,893,000. The following properties were purchased subsequent to December 31, 1997:



              PROPERTY                 LOCATION           CLOSING DATE            SIZE            PURCHASE PRICE
              --------                 --------           ------------            ----            --------------
                                                                             (Square Feet)         (In thousands)
       Estrella East            Phoenix, Arizona             2-18-98             174,450                $5,260
       Stemmons Circle          Dallas, Texas                3-03-98              98,959                 2,373
       51st Avenue North        Phoenix, Arizona             3-09-98              79,149                 2,315
                                                                                                        ------
                                                                                                        $9,948
                                                                                                        ======

         The Company reclassified the Hampton House Apartments in Jackson, Mississippi with a cost of $6,634,000, the Sutton House Apartments with a cost of $8,741,000 and the Doral Club Apartments with a cost of $7,219,000, both in San Antonio, Texas to "held for sale" properties effective September 30, 1997. The Company currently has contracts to sell the three apartment complexes for approximately $25,460,000.

         On February 23, 1998, EastGroup-Meridian, Inc., a wholly-owned subsidiary of EastGroup Properties, Inc. commenced a tender offer (the Offer) for all issued and outstanding Preferred Shares of Meridian Point Realty Trust VIII Co. ("Meridian VIII") not currently held by EastGroup for $10.00 per share in cash, and for all issued and outstanding Common Shares of Meridian VIII for $8.50 per share in cash. The offer was made pursuant to an Agreement and Plan of Merger among EastGroup, EastGroup-Meridian, Inc. and Meridian VIII dated February 18, 1998. Following completion of the Offer, EastGroup and Meridian VIII will engage in a second-step merger in which all remaining Preferred Shares of Meridian VIII (excluding those held by EastGroup) will be converted into $10.00 per share in cash, and all remaining Common Shares of Meridian VIII (excluding those held by EastGroup) will be converted into $8.50 per share in cash. The merger will be accounted for using the purchase method of accounting.

         EastGroup's obligation to complete the Offer is subject to certain conditions, which

EastGroup may waive at its discretion, including that there shall have been validly tendered and not withdrawn prior to expiration of the Offer at least 3,186,354 Preferred Shares and/or Common Shares of Meridian VIII. This figure reflects the number of Preferred Shares and/or Common Shares which, when combined with EastGroup's current ownership of 1,469,556 Preferred Shares, would result in EastGroup owning at least two-thirds of the voting stock of Meridian VIII.

         Meridian VIII is an equity REIT that owns 25 light industrial properties totaling approximately 2.6 million square feet with locations in Arizona, Texas, Tennessee, California, Florida and Michigan.

(13)     RELATED PARTY TRANSACTIONS

         EastGroup and Parkway Properties, Inc. ("Parkway") shared the same office space at One Jackson Place in Jackson, Mississippi, until April 1997 when Parkway moved to its own space. EastGroup and Parkway shared the rent with respect to such space based upon the relative number of employees of each using the space. EastGroup and Parkway currently share the services and expenses of the Company's Chairman of the Board and his administrative assistant.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of March 16, 1998, we reported on the consolidated balance sheets of EastGroup Properties, Inc., and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the 1997 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Jackson, Mississippi                                       KPMG Peat Marwick LLP
March 16, 1998

                                                            SCHEDULE III

               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1997 (IN THOUSANDS)

                                                                                                Initial Cost
                                                                                               to the Company
                                                                                    -----------------------------------
                                                                                                           Buildings
Description                                          Encumbrances                       Land           and Improvements
-----------                                          ------------                       ----           ----------------
Real estate properties (c) and (d):
Industrial:
    Nobel Center - California                                   421                      542                        -
    Exchange Warehouses -Texas                                    -                      536                    1,178
    Interstate Warehouses - Texas                             1,846                    1,757                    4,941
    Venture Warehouses -Texas                                     -                    1,452                    3,762
    Rampart-Colorado                                              -                    1,023                    3,861
    Sunbelt-Florida                                               -                    1,034                    5,056
    La Quinta-Florida                                             -                      191                      575
    Deerwood-Florida                                          1,699                    1,147                    1,799
    56th Street - Florida                                     2,212                      683                    2,880
    JetPort Commerce Park - Florida                           3,811                      857                    3,635
    Lake Pointe - Florida                                    10,788                    3,442                    6,450
    Exchange Dist. - Florida                                  2,375                      603                    2,414
    Phillips - Florida                                            -                    1,375                    2,961
    Northwest Point - Texas (h)                               4,732                    1,243                    5,640
    Westport - Florida                                        3,176                      980                    3,800
    Lakeside Distribution - Oklahoma                              -                      120                    1,154
    Linpro Distribution - Florida                                 -                      613                    2,243
    Broadway Industrial Center - Arizona                          -                      837                    3,349
    Dominguez Distribution - California                           -                    2,006                    8,025
    Huntwood Associates - California                         12,785                    3,842                   15,368
    Kingsview Industrial - California                             -                      643                    2,573
    Metro Business Park - Arizona                             1,677                    1,927                    7,708
    Sample I-95 - Florida                                         -                    1,565                    6,262
    University Business Center - California                  18,050                    5,517                   22,067
    Wiegman Associates - California                           5,900                    2,197                    8,788
    Braniff Park West - Oklahoma (g)                          2,156                    1,066                    4,641
    Walnut Business Park - California (g)                     2,930                    2,885                    5,274
    Interchange Business Park - Mississippi (h)                 402                      343                    5,007
    Palm River I - Florida                                        -                      540                    2,131
    West Loop II - Texas (h)                                    282                      440                    2,511
    Lockwood Distribution Center - Texas (h)                    588                      749                    5,444
    Lockhart Distribution Center - Texas (h)                    342                        -                    3,489
    Cypress Creek - Florida (h)                                 257                        -                    2,465
    Senator Street  - Tennessee (h)                             259                      540                    2,187
    Chamberlain - Arizona (h)                                 2,886                      506                    3,564
    35th Avenue - Arizona (h)                                   265                      418                    2,381
    Washington - California (h)                                 620                    1,636                    4,900
    San Clemente - California (h)                               276                      893                    2,004
    Ellis Dist. Center - Florida (g)                          2,960                      540                    7,513
    Westside Dist. Center - Florida (g)                       4,720                    1,170                   11,726
    Elmwood Business Park - Louisiana (g)                     3,368                    2,861                    6,337
    Riverbend Business Park - Louisiana (g)                   7,376                    2,592                   17,623
    Butterfield Trail Industrial - Texas (g)                  7,295                        -                   19,842
    Eastlake Distribution Center - California (h)             5,988                    3,046                    6,888
    109th Street - Texas (h)                                     94                      110                      867
    Benjamin I - Florida                                          -                      422                    1,966
                                                 -------------------            -------------            -------------
                                                            112,536                   56,889                  245,249
                                                 -------------------            -------------            -------------

                                                         SCHEDULE III
                                                          (CONTINUED)

               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1997 (IN THOUSANDS)

                                                                                           Initial Cost
                                                                                          to the Company
                                                                                    -------------------------------
                                                                                                      Buildings
Description                                      Encumbrances                       Land           and Improvements
-----------                                      ------------                       ----           ----------------
Industrial Development:
    Chancellor Distribution - Florida                        -                      291                    1,411
    Rampart II - Colorado                                    -                      230                    2,201
    Rampart III - Colorado                                   -                    1,035
    John Young Parkway - Florida                             -                      471                       48
    Walden - Florida                                         -                      802                    1,547
    Benjamin II - Florida                                    -                      422                      768
    Palm River II - Florida                                  -                      650                    1,286
    Sunbelt II - Florida                                     -                      249                      888
                                                -----------------------------------------------------------------
                                                             -                    4,150                    8,149
                                                -----------------------------------------------------------------

Office Buildings:
  8150 Leesburg Pike - Virginia (h)                      4,689                    2,208                   14,068
  Columbia Place - Maryland                              9,788                    2,402                    9,610
  Los Angeles Corporate Center - California                  -                    1,363                    5,453
                                                -----------------------------------------------------------------
                                                        14,477                    5,973                   29,131
                                                -----------------------------------------------------------------
Apartments:
  LaVista-Georgia                                        5,784                    1,526                    2,886
  Grande Pointe - Alabama (g)                            2,182                      615                    5,499
                                                -----------------------------------------------------------------
                                                         7,966                    2,141                    8,385
                                                -----------------------------------------------------------------

Operating Properties Held For Sale:
  Doral Club-Texas                                       4,230                      670                    5,976
  Sutton House - Texas                                   5,746                      471                    8,098
  Hampton House - Mississippi (g)                        2,195                      575                    5,706
                                                -----------------------------------------------------------------
                                                        12,171                    1,716                   19,780
                                                -----------------------------------------------------------------

Land Held for Sale (e):
  Jefferson Parish-Louisiana                                 -                    3,050                        -
  Silvermill - Texas                                         -                       27                        -
                                                -----------------------------------------------------------------
                                                             -                    3,077                        0
                                                -----------------------------------------------------------------

  Total real estate owned                              147,150                   73,946                  310,694
                                                =================================================================

Notes:

                                  SCHEDULE III
                                   (CONTINUED)


       COSTS CAPITALIZED                GROSS AMOUNT AT WHICH
   SUBSEQUENT TO ACQUISITION         CARRIED AT CLOSE OF PERIOD
-----------------------------    -------------------------------------------------
                                                      BUILDINGS                          ACCUMULATED
 CAPITALIZED                                            AND                             DEPRECIATION       YEAR        YEAR
    COSTS             OTHER            LAND          IMPROVEMENTS         TOTAL        DEC. 31, 1997     ACQUIRED    CONSTRUCTED
    -----             -----            ----          ------------         -----        -------------     --------    -----------

       3,710             -              542             3,710            4,252            1,527           1987          1986
         232             -              536             1,410            1,946              401           1988          1979
         675             -            1,757             5,616            7,373            1,634           1988          1978
         718             -            1,452             4,480            5,932            1,255           1988          1979
         289             -            1,023             4,150            5,173            1,058           1988          1987
         653             -            1,034             5,709            6,743            1,298           1989          1987
          60             -              191               635              826              177           1989          1974
       1,151             -            1,147             2,950            4,097              490           1989          1978
         534             -              683             3,414            4,097              452           1993          1981/86/97
         873             -              857             4,508            5,365              736           1993/94/95    1974/79/85
       1,231             -            3,442             7,681           11,123            1,392           1993          1986/87
         417             -              603             2,831            3,434              380           1994          1975
       1,625             -            1,375             4,586            5,961              503           1994          1984/95
         309             -            1,243             5,949            7,192              545           1994          1984/85
         199             -              980             3,999            4,979              361           1994          1983/87
         108             -              120             1,262            1,382              104           1994          1986
          46             2              615             2,289            2,904              124           1996          1986
          18             -              837             3,367            4,204              237           1996          1971
           -             -            2,006             8,025           10,031              346           1996          1977
           -             -            3,842            15,368           19,210              987           1996          1988
           -             -              643             2,573            3,216              133           1996          1980
         436             -            1,927             8,144           10,071              381           1996          1977/79
         133             -            1,565             6,395            7,960              486           1996          1990
         208             3            5,520            22,275           27,795              987           1996          1987/88
           -             -            2,197             8,788           10,985              397           1996          1986/87
         382             -            1,066             5,023            6,089              243           1996          1974
          42             -            2,885             5,316            8,201              257           1996          1966/90
          21             -              343             5,028            5,371               73           1997          1981
          47             -              540             2,178            2,718               37           1997          1990
          42             -              440             2,553            2,993               43           1997          1980
          47             -              749             5,491            6,240               92           1997          1968/69
         137             -                -             3,626            3,626               50           1997          1986
         260             -                -             2,725            2,725               42           1997          1986
           3             -              540             2,190            2,730               25           1997          1982
           -             -              506             3,564            4,070               46           1997          1994
           -             -              418             2,381            2,799               25           1997          1967
           -             -            1,636             4,900            6,536               50           1997          1996/97
           -             -              893             2,004            2,897               18           1997          1978
          29             -              540             7,542            8,082               58           1997          1977
           -             -            1,170            11,726           12,896               99           1997          1984
          30             -            2,861             6,367            9,228               96           1997          1979
           -             -            2,592            17,623           20,215              217           1997          1984
           -             -                -            19,842           19,842               62           1997          1995
           -             -            3,046             6,888            9,934               17           1997          1989
           -             -              110               867              977                -           1997          1970
           -             -              422             1,966            2,388                8           1997          1996
---------------------------    -----------------------------------------------------------------
      14,665             5           56,894           259,914          316,808           17,949
---------------------------    -----------------------------------------------------------------




                                  SCHEDULE III
                                   (CONTINUED)

         COSTS CAPITALIZED                     GROSS AMOUNT AT WHICH
     SUBSEQUENT TO ACQUISITION              CARRIED AT CLOSE OF PERIOD
------------------------------------    --------------------------------------------------
                                                              BUILDINGS                    ACCUMULATED
   CAPITALIZED                                                   AND                       DEPRECIATION        YEAR          YEAR
      COSTS             OTHER                 LAND          IMPROVEMENTS         TOTAL     DEC. 31, 1997     ACQUIRED    CONSTRUCTED
      -----             -----                 ----          ------------         -----     -------------     --------    -----------

         132                -                   291             1,543            1,834               33       1996/97       1996/97
         482                -                   230             2,683            2,913               43       1996/97       1996/97
           -                4                 1,039                 -            1,039                -       1997/98       1997/98
           -                                    471                48              519                -       1997/98       1997/98
         382                                    802             1,929            2,731                -       1997/98       1997/98
         453                                    422             1,221            1,643                -       1997/98       1997/98
          79                                    650             1,365            2,015                -       1997/98       1997/98
                                                249               888            1,137                -       1997/98       1997/98
--------------------------------------------------------------------------------------------------------
       1,528                4                 4,154             9,677           13,831               76
--------------------------------------------------------------------------------------------------------

                            -
       4,572                -                 2,208            18,640           20,848            7,958       1975/89       1974/94
           -                -                 2,402             9,610           12,012              368       1996          1988
          77                -                 1,363             5,530            6,893              243       1996          1986
--------------------------------------------------------------------------------------------------------
       4,649                -                 5,973            33,780           39,753            8,569
--------------------------------------------------------------------------------------------------------

                            -
       4,304                -                 1,526             7,190            8,716            1,752       1991          1968/96
         548                2                   766             5,898            6,664              749       1994          1983
--------------------------------------------------------------------------------------------------------
       4,852                2                 2,292            13,088           15,380            2,501
--------------------------------------------------------------------------------------------------------

         611                -                   670             6,587            7,257            1,397       1992          1985
         183                -                   471             8,281            8,752            1,130       1993          1985
         358                -                   575             6,064            6,639              690       1994          1990
--------------------------------------------------------------------------------------------------------
       1,152                -                 1,716            20,932           22,648            3,217
--------------------------------------------------------------------------------------------------------

                            -
          49           (2,541) (f)              558                 -              558                -       1978          n/a
           -                -                    27                 -               27                -       1996          n/a
--------------------------------------------------------------------------------------------------------
          49           (2,541)                  585                 -              585                -
--------------------------------------------------------------------------------------------------------
                            -
      26,895           (2,530)               71,614           337,391          409,005           32,312
=========================================================================================================
                                                                                (a)(b)              (a)       (continued)

 (a) Changes in Real Estate Properties follow:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                1997         1996         1995
                                                                ----         ----         ----
                                                                        (In thousands)

          Balance at beginning of year                      $ 280,117      156,392      156,578
          Real estate properties acquired - LNH merger             --        6,243
          Land acquired in LNH merger                              --          521
          Real estate properties acquired - Copley merger          --      113,192           --
          Land acquired in Copley merger                           --        3,280           --
          Improvements                                         19,341        7,469        4,384
          Deed in lieu of foreclosure                              --           --        1,227
          Purchase of real estate properties                  124,149       13,865          806
          Write-down of real estate properties                     --           --         (136)
          Carrying amount of investments sold                 (14,351)     (20,845)      (6,467)
          Write-off of depreciated assets                        (251)          --           --
                                                            =========      =======      =======
          Balance at end of year (1)                        $ 409,005      280,117      156,392
                                                            =========      =======      =======

(1) Includes 25% minority interest in JetPort Commerce Park, 56th Street Commerce Park, and Westport Commerce Center and 20% minority interest in University Business Center totaling $8,947,000 at December 31, 1997. Includes 25% minority interest in JetPort Commerce Park, 56th Street Commerce Park and WestPort Commerce Park, 20% minority interest in University Business Center and 22.22% minority interest in Liberty Corners Shopping Center, totalling $9,576,000 at December 31, 1996. Includes 25% minority interest in JetPort Commerce Park, 56th Street Commerce Park, Exchange Distribution Center, JetPort 516 Commerce Park, JetPort 515 Commerce Park and Westport Commerce Center of $4,054,000 in 1995.


Changes in the accumulated depreciation on real estate properties follow:


                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                1997              1996             1995
                                                                                ----              ----             ----
                                                                                              (In thousands)

          Balance at beginning of year                                       $ 23,562            19,206            15,888
          Depreciation expense                                                  9,691             7,266             5,235
          Accumulated depreciation on assets sold                                (859)           (2,910)           (1,917)
          Write-off of fully depreciated assets                                   (82)               --                --
                                                                             --------            ------            ------
          Balance at end of year                                             $ 32,312            23,562            19,206
                                                                             ========            ======            ======


(b) The aggregate cost for federal income tax purposes is approximately $335,704,000. The federal income tax return for the year ended December 31, 1997 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 1997 is based on preliminary data.

(c) Reference is made to impairment losses on real estate investments in the notes to consolidated financial statements.

(d) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (25 to 40 years) and other improvements (3 to 10 years).

(e)      The investment is not producing income to the Company as of December
         31, 1997.

(f) Represents a write-down of $2,496,000 and income received but deferred of $45,000.

(g) The acquisition line of credit is secured by Hampton House Apartments, Grande Pointe Apartments, Walnut Business Park, Braniff Park West, Butterfield Trail Industrial, Elmwood and Riverbend Business Parks, Ellis Distribution Center, and Westside Distribution Center. The outstanding acquisition line of $35,181,000 at December 31, 1997 was allocated to encumbrances for these respective properties based on carrying value at December 31, 1997.

(h) The line of credit is secured by the outstanding stock of the Company's wholly-owned subsidiary, EastGroup Virginia, Inc., which owns 8150 Leesburg Pike Office Building; partnership interests in EastGroup Houston Partners, Ltd. which owns the Lockwood Distribution Center and Northwest Point Distribution Center; EastGroup Properties, LP which owns West Loop II Distribution, Interchange D, Lockhart Distribution Center, Cypress Creek Business Park, Senator Street Distribution Center, Chamberlain Distribution Center, 35th Avenue, Washington Distribution Center, San Clemente Distribution Center, Interchange B, Eastlake Distribution Industrial Center, and 109th Street. The outstanding line of credit of $6,589,000 at December 31, 1997 was allocated to encumbrances for these respective properties based on carrying value at December 31, 1997.

                                                    SCHEDULE IV
                                           MORTGAGE LOANS ON REAL ESTATE
                                                 DECEMBER 31, 1997
                                                  (IN THOUSANDS)

                                                                Interest               Final             Periodic
                                       Number of Loans            Rate             Maturity Date       Payment Terms
                                       ---------------            ----             -------------       -------------
First mortgage loans (c):
MOTELS:
  Jacksonville, Florida                         1                 8.5%                 4/00              P&I monthly
  Nashville, Tennessee                          1                  10%                 7/98           Interest monthly
  Gainesville, Florida                          1                  10%                 1/02             P&I monthly
                                                                                                     (effective 2-27-97)
INDUSTRIAL:
  Tampa, Florida                                1             prime + .125%            10/01          Interest monthly
  Tampa, Florida                                1                 8.5%                 4/98           Interest monthly
APARTMENTS:
  Country Club - Alabama                        1              8.5%-9%(d)              12/99                 (d)
OFFICE BUILDINGS:
  Dublin, Ohio                                  1                 10.0%                9/99              P&I monthly
  Columbia, Maryland                            1                 9.56%                2/00             P&I annually
UNDEVELOPED LAND:
  Hickory Creek, Houston, Texas                 1                 Prime                9/99                  (f)
  Baypointe, Houston, Texas                     1                 9.5%                 4/99           P&I semi-annually
OTHER LOANS                                     2                 8.5%               3/07-1/08           P&I monthly
                                             ----
Total first mortgage loans                     12
                                             ====


                                                                                                          Principal
                                                                                                       Amount of Loans
                                                                                                         Subject to
                                                          Face Amount               Carrying            to Delinquent
                                                         of Mortgages               Amount of             Principal
                                                         Dec. 31, 1997              Mortgages          or Interest(e)
                                                         -------------              ---------          ---------------
First mortgage loans (c):
MOTELS:
  Jacksonville, Florida                                        $  779                      395                      -
  Nashville, Tennessee                                            135                      135                      -
  Gainesville, Florida                                          1,571                    1,183                      -
INDUSTRIAL:
  Tampa, Florida                                                  111                      111                      -
  Tampa, Florida                                                1,575                    1,575                      -
APARTMENTS:
  Country Club - Alabama                                        4,245                    2,836(d)                   -
OFFICE BUILDINGS:
  Dublin, Ohio                                                     39                       39                      -
  Columbia, Maryland                                              141                      141                      -
UNDEVELOPED LAND:
  Hickory Creek, Houston, Texas                                 3,067                    2,669                      -
  Baypointe, Houston, Texas                                     1,985                    1,713                      -
OTHER LOANS                                                        55                       55                      -
                                                              -------                  -------                   ----
Total first mortgage loans                                    $13,703                   10,852(a)(b)                -
                                                              =======                   ======                    ===


Notes:

(a) Changes in mortgage loans follow:


                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                   1997              1996             1995
                                                                   ----              ----             ----
                                                                                 (In thousands)

          Balance at beginning of year                          $ 12,503            6,008            8,817
          Loans to facilitate the sale of property, net
            of deferred gains                                         --               --              150
          Advances on mortgage notes receivable                    1,575              121               --
          Deed in lieu of foreclosure                                 --               --           (1,009)
          Payments                                                (3,528)            (338)          (2,088)
          Amortization of discount on loans, net                     618              418              138
          Write-down of mortgage notes receivable                   (475)            (200)              --
          Deferred gains                                             159               --               --
          Mortgage notes receivable from LNH merger                   --            5,614               --
          Mortgage notes receivable from Copley merger                --              880               --
                                                                --------           ------            -----
          Balance at end of year                                $ 10,852           12,503            6,008
                                                                ========           ======            =====

(b) The aggregate cost for federal income tax purposes is approximately $12,276,000. The federal income tax return for the year ended December 31, 1997 has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 1997 is based on preliminary data.

(c) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.

(d) Effective January 1, 1994, this note was modified. The interest rate decreased from 9% to 8.50% beginning January 1, 1994, increased to 8.75% as of January 1, 1995 and increased to 9% as of January 1, 1996. The past due interest and land rent of $70,000 was added to the outstanding face value of the mortgage balance, increasing it to $4,245,000. The maturity of the loan was extended from August 28, 1996 to December 31, 1999. Prior to this modification, the stated rate on the note was 9%. The carrying amount of this note is net of the deferred gain of $1,127,000 and interest valuation of $282,000. The deferred gain is recognized by the installment method.

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

                                            EASTGROUP PROPERTIES, INC.

                                            By: /s/ David H. Hoster II
                                               --------------------------------
                                            David H. Hoster II, Chief Executive
                                            Officer, President & Director
                                            March 20, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*                                                  *
------------------------------------               --------------------------------------
H. C. Bailey, Jr., Director                        Leland R. Speed, Chairman of the Board
March 18, 1998                                     (Principal Executive Officer)
                                                   March 18, 1998


*                                                  *
------------------------------------               --------------------------------------
David M. Osnos, Director                           Alexander G. Anagnos, Director
March 18, 1998                                     March 18, 1998

*                                                  /s/ Diane W. Hayman
------------------------------------               --------------------------------------
John N. Palmer, Director                           Diane W. Hayman, Vice President &
March 18, 1998                                     Controller
                                                   (Principal Accounting Officer)
                                                   March 20, 1998

*                                                  /s/ N. Keith McKey
------------------------------------               --------------------------------------
Harold B. Judell, Director                         N. Keith McKey, Executive Vice-President,
March 18, 1998                                     Chief Financial Officer and Secretary
                                                   (Principal Financial Officer)
                                                   March 20, 1998
/s/ N. Keith McKey
------------------------------------------------
* By N. Keith McKey, Attorney in fact

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are included in this Form 10-k or are incorporated by reference as noted in the following table:


(10)  Form 10-K Exhibits:
                 (c) Articles of Incorporation (incorporated by reference to
                     Appendix B to the Registrant's Proxy Statement dated April 24, 1997).
                 (d) Bylaws of the Registrant (incorporated by reference to
                     Appendix C to the Registrant's Proxy Statement dated April 24, 1997).

         (10) Material Contracts:
                  (a) EastGroup Properties 1994 Management Incentive Plan, As
                      Amended (incorporated by reference to Appendix D of the Registrant's Registration Statement on Form S-4 (No. 333-01815).*
                  (b) EastGroup Properties 1991 Directors Stock Option Plan, As
                      Amended (incorporated by reference to Exhibit B of the Registrant's proxy statement dated April 26, 1994).*
                  (c) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey)(incorporated by reference to Exhibit 10(e) to the Registrant's 1996 Annual Report on Form 10-K).
                  (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Diane W. Hayman, Marshall A. Loeb, Jann W. Puckett and Stewart R. Speed) (filed herewith).
                  (e) Agreement and Plan of Merger dated February 18, 1998 among the Registrant, EastGroup-Meridian, Inc. and Meridian Point Realty Trust VIII Co.(incorporated by reference to
                      Exhibit 10 (a) to the Registrant's Current Report on Form 8-K dated March 13, 1998).
                  (f) Purchase Agreement for Jacksonville and New Orleans
                      Properties (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 24, 1997).

         (21)         Subsidiaries of Registrant (filed herewith).

         (23)  Consent of KPMG Peat Marwick LLP (filed herewith).

         (24)  Powers of attorney (filed herewith).

         (27)  Financial Data Schedule (filed herewith).

         (28) Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28(e) of the Registrant's 1986 Annual Report on Form 10-K).

(b)      (1)   8K - Filed October 16, 1997 - Reporting the completion of an offering of 3,500,000 shares of common stock for net proceeds of $72,555,000.









*Indicates management or compensatory agreement.