Form 10-Q
period 1998-03-31
EASTGROUP PROPERTIES INC
filed 1998-05-15
CIK 49600

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998             COMMISSION FILE NUMBER 1-7094

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

                               YES (x) NO ( )

The number of shares of common stock, $.0001 par value, outstanding as of May 12, 1998 was 16,302,876.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                                                                    Pages
PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated financial statements

                           Consolidated balance sheets, March 31, 1998 (unaudited) and
                           December 31, 1997                                                                           3

                           Consolidated statements of income for the three months
                           ended March 31, 1998 and 1997 (unaudited)                                                   4

                           Consolidated statements of cash flow for the three months
                           ended March 31, 1998 and 1997 (unaudited)                                                   5

                           Consolidated statements of changes in stockholders'
                           equity for the three months ended March 31, 1998 (unaudited)                                6

                           Notes to consolidated financial statements                                                  7

              Item 2.      Management's discussion and analysis of financial
                           condition and results of operations                                                         9

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                                        15

              Item 6.      Exhibits and Reports on Form 8-K                                                           15

SIGNATURES

Authorized signatures                                                                                                 16

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


ASSETS                                                           31-MAR-98         31-DEC-97
                                                                 ---------         ---------
                                                                 (unaudited)
Real estate properties:
     Industrial                                                  $ 333,004           316,808
     Industrial Development                                         13,468            13,831
     Office Buildings                                               39,944            39,753
     Apartments                                                     15,410            15,380
                                                                 ---------         ---------
                                                                   401,826           385,772
     Less accumulated depreciation                                 (32,071)          (29,095)
                                                                 ---------         ---------
                                                                   369,755           356,677
Real estate held for sale:
     Land                                                              585               585
     Operating properties                                           22,665            22,648
       less accumulated depreciation                                (3,217)           (3,217)
                                                                 ---------         ---------
                                                                    20,033            20,016
                                                                 ---------         ---------

Mortgage loans                                                      10,868            10,852
Investment in real estate investment trusts                         18,688            16,518
Cash                                                                   965             1,298
Other assets                                                         9,885             7,766
                                                                 ---------         ---------
     TOTAL ASSETS                                                $ 430,194           413,127
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Mortgage notes payable                                      $ 107,355           105,380
     Notes payable to banks                                         54,042            41,770
     Accounts payable & accrued expenses                             3,938             3,979
     Minority interest payable                                       2,476             2,436
     Other liabilities                                               2,111             2,247
                                                                 ---------         ---------
                                                                   169,922           155,812
                                                                 ---------         ---------

STOCKHOLDERS' EQUITY
     Shares of common stock - Par value $.0001 per share;                2                 2
       authorized 70,000,000 shares; issued 16,277,068 at
       March 31, 1998 and 16,204,523 at December 31, 1997
     Additional paid-in capital                                    245,720           244,215
     Undistributed earnings                                         13,098            13,633
     Accumulated other comprehensive income                          1,452              (535)
                                                                 ---------         ---------
                                                                   260,272           257,315
                                                                 ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 430,194           413,127
                                                                 =========         =========

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months
                                                     Ended
                                                   March 31,
                                             ----------------------
                                              1998           1997
                                             -------        -------
REVENUES
Income from real estate operations           $15,335         11,197
Interest:
  Mortgage loans                                 458            520
  Other interest                                  24             85
Other                                            224            187
                                             -------        -------
                                              16,041         11,989
                                             -------        -------
EXPENSES
Operating expenses from real
    estate operations                          3,996          3,332
Interest expense                               2,939          2,436
Depreciation and amortization                  3,206          2,394
Minority interests in joint ventures             106            158
General and administrative expense               869            694
                                             -------        -------
                                              11,116          9,014
                                             -------        -------
INCOME BEFORE GAIN ON
  INVESTMENTS                                  4,925          2,975
                                             -------        -------
GAIN ON REAL ESTATE INVESTMENTS                   73            112
                                             -------        -------
NET INCOME                                   $ 4,998          3,087
                                             =======        =======
BASIC PER SHARE DATA
  Net Income                                 $  0.31           0.26
                                             =======        =======
  Weighted average shares outstanding         16,223         11,722
                                             =======        =======
DILUTED PER SHARE DATA
  Net Income                                 $  0.30           0.26
                                             =======        =======
  Weighted average shares outstanding         16,391         11,861
                                             =======        =======



See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                           Three Months Ended
                                                                       March 31,          March 31,
                                                                       --------           --------
                                                                         1998               1997
                                                                       --------           --------
                                                                             (In thousands)
OPERATING ACTIVITIES:
    Net income                                                         $  4,998            3,087
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of  deferred
          leasing costs                                                   3,206            2,394
        Gains on investments, net                                           (73)            (112)
        Other                                                               (75)             (44)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                  (966)          (1,606)
          Accounts payable, accrued expenses and prepaid rent               112             (545)
                                                                       --------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 7,202            3,174
                                                                       --------          -------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                        (16)             632
    Real estate improvements                                             (1,208)          (1,101)
    Real estate development                                              (4,846)          (2,008)
    Purchases of real estate                                             (7,406)          (1,083)
    Purchases of real estate investment trusts shares                      (182)          (1,708)
    Merger expenses                                                         (20)            --
    Change in other assets and other liabilities                           (163)             918
                                                                       --------          -------
NET CASH USED IN INVESTING ACTIVITIES                                   (13,841)          (4,350)
                                                                       --------          -------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                        21,189           18,605
    Proceeds from mortgage notes payable                                   --              9,250
    Principal payments on bank borrowings                                (8,917)         (31,686)
    Principal payments on mortgage notes payable                           (635)         (19,823)
    Distributions paid to shareholders                                   (5,533)          (4,139)
    Purchases of shares of beneficial interest and common stock            --               (150)
    Proceeds from exercise of stock options                                 130              254
    Net proceeds from issuance of shares of
      beneficial interest and common stock                                 --             36,654
    Proceeds from dividend reinvestment plan                                 72               64
                                                                       --------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 6,306            9,029
                                                                       --------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (333)           7,853
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,298              438
                                                                       --------          -------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                           $    965            8,291
                                                                       ========          =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                  $  2,872            2,453
    Debt assumed by the Company in purchase of real
      estate                                                              2,610             --




See accompanying notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                  (Unaudited)

                                                      Shares                                          Accumulated
                                                        of           Additional                          Other
                                                      Common           Paid-In      Undistributed    Comprehensive
                                                       Stock           Capital         Earnings         Income           Total
                                                      --------         -------      -------------     ----------        -------
BALANCE, DECEMBER 31, 1997                            $      2         244,215          13,633             (535)         257,315
    Net income                                            --              --             4,998             --              4,998
    Cash dividends declared, $.34 per share               --              --            (5,533)            --             (5,533)
    Change in unrealized gain (loss) on
      securities                                          --              --              --              1,987            1,987
    Issuance of 5,007 shares of
      common stock, incentive compensation                --               103            --               --                103
    Issuance of 9,485 shares of
      common stock, exercise options                      --               130            --               --                130
    Issuance of 54,545 shares of
      common stock, Ensign merger                         --             1,200            --               --              1,200
    Issuance of 3,508 shares of
      common stock, dividend reinvestment plan            --                72            --               --                 72
                                                      --------         -------          ------            -----          -------
BALANCE, MARCH 31, 1998                               $      2         245,720          13,098            1,452          260,272
                                                      ========         =======          ======            =====          =======




See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 1997 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

         Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 classifications.

(3)      SUBSEQUENT EVENTS

         As of May 12, 1998, the Company had entered into contracts to purchase six additional industrial properties aggregating approximately 1,125,000 square feet of leasable space, for a total purchase price of approximately $45,662,000. The Company has also entered into contracts to purchase one parcel of land for future development, for a purchase price of approximately $785,000. Since March 31, 1998, EastGroup purchased one industrial property - Air Park, a 92,230 square foot distribution warehouse in Memphis, Tennessee, for a purchase price of $2,150,000.

         The Company reclassified the Hampton House Apartments in Jackson, Mississippi with a cost of $6,634,000, the Sutton House Apartments with a cost of $8,741,000; and the Doral Club Apartments with a cost of $7,219,000, both in San Antonio, Texas to "held for sale" properties effective September 30, 1997. The Company currently has a contract to sell the Hampton House Apartments for approximately $6,700,000.

         On April 22, 1998, EastGroup completed its cash tender offer and purchased 1,208,693 Common Shares and 3,132,905 Preferred Shares of Meridian Point Realty Trust VIII ("Meridian") for $41,603,000 which, when combined with the 1,469,556 Meridian Preferred Shares already owned by EastGroup, represent 83.2% of the outstanding voting securities of Meridian. On May 12, 1998, EastGroup-Meridian, Inc., a wholly-owned subsidiary of the Company (the "Purchaser"), delivered to Meridian written notice stating that Purchaser will purchase 1,440,740 Preferred Shares for $10.00 per share and 3,302,510 Common Shares for $8.50 per share pursuant to the exercise of its options under
Article VIII of the Merger Agreement. The closing of such purchase will take place on June 1, 1998. Immediately following the closing of the purchase of such Shares, Purchaser and Meridian will complete the Merger. Immediately after the effectiveness of the Merger, Meridian's Preferred Shares and Common Shares will be delisted from the American Stock Exchange and will be removed from registration under the Exchange Act. At the Effective Time of the Merger,
(i) each Preferred Share issued and outstanding (other than Dissenting Shares representing Preferred Shares and Preferred Shares held by the Company, any subsidiary of the Company, EastGroup or the Purchaser which are to be canceled pursuant to the Merger Agreement) will be converted into the right to receive in cash, without interest, $10.00 per share, and (ii) each Common Share issued and outstanding (other than Dissenting Shares representing Common Shares and Common Shares held by the Company, any subsidiary of the Company, EastGroup or the Purchaser which are to be canceled pursuant to the Merger Agreement) will be converted into the right to receive in cash, without interest, $8.50 per share.

         The total purchase price to EastGroup is anticipated to be approximately $100,000,000 which includes the assumption of Meridian's outstanding indebtedness of approximately $33,000,000. Meridian is an equity real estate investment trust whose assets consist principally of industrial properties.

Meridian's property portfolio contains approximately 2.6 million square feet of leasable space primarily in the states of Tennessee, California, Arizona and Texas.

(4)      ACCOUNTING CHANGES

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company adopted this standard as of January 1, 1998. Following is a comparison of comprehensive income for the three months ended March 31, 1998 and 1997.

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1998             1997
                                                                                    ----             ----
                                                                                       (In thousands)
           Net income                                                             $4,998             3,087
           Other comprehensive income, net of tax:
               Unrealized holding gains (losses)
               arising during period
                                                                                   1,987              270
                                                                                  ------            ------
           Comprehensive income                                                   $6,985            $3,357
                                                                                  ======            ======

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating standards for annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement on January 1, 1998 did not have a material impact on the Company's consolidated financial statements, but could require expanded disclosures in subsequent periods.

(5)      FORWARD LOOKING STATEMENTS

         In addition to historical information, certain sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION:

(Comments are for the balance sheet dated March 31, 1998, compared to December 31, 1997.)

         Assets of EastGroup were $430,194,000 at March 31, 1998, an increase of $17,067,000 from December 31, 1997. Liabilities increased $14,110,000 to $169,922,000 and stockholders' equity increased $2,957,000 to $260,272,000 during the same period. Book value per share increased from $15.88 at December 31, 1997 to $15.99 at March 31, 1998.

         Industrial properties (excluding accumulated depreciation) increased $16,196,000 during the three months ended March 31, 1998, as a result of the acquisition of three industrial properties for $10,016,000 (as detailed below), capital improvements on existing properties of $971,000, the reclassification of Rampart III with a cost of $3,207,000 from industrial development to industrial property, and the reclassification of Chancellor with a cost of $2,002,000 from industrial development to industrial property.

 Industrial Properties                                            Size               Date                  Cost
    Acquired in 1998                     Location             (Square Feet)         Acquired           (In thousands)
---------------------------------------------------------------------------------------------------------------------

Estrella East                      Phoenix, Arizona                 174,450          02-18-98               $5,317
Stemmons Circle                    Dallas, Texas                     98,960          03-06-98                2,375
51st Avenue                        Phoenix, Arizona                  79,150          03-09-98                2,324

         Industrial development decreased $363,000 during the three months ended March 31, 1998. This decrease resulted from the reclassification of Rampart III Distribution Center with a cost of $3,207,000 and Chancellor Distribution Center with a cost of $2,002,000 to industrial property. These decreases were offset by the acquisition of land for development of World Houston Six, Seven and Eight for $1,104,000 and improvements and development costs on existing properties of $3,742,000.

         Office buildings increased $191,000 during the three months ended March 31, 1998 as a result of capital improvements to existing buildings. Additionally, apartments increased $30,000 as a result of capital improvements.

         Real estate held for sale (excluding accumulated depreciation) increased $17,000 as a result of capital improvements. The Company currently has a contract to sell the Hampton House Apartments in Jackson, Mississippi for approximately $6,700,000.

         Accumulated depreciation on real estate properties and real estate held for sale increased $2,976,000 due to depreciation expense recognized for the quarter.

         Mortgage loans receivable increased $16,000 during the quarter as a result of amortization of loan discounts of $154,000 netted against regularly scheduled principal payments of $138,000.

         Investments in real estate investment trusts increased from $16,518,000 at December 31, 1997 to $18,688,000 at March 31, 1998. This
increase was due to the acquisition of 19,600 preferred shares of Meridian Point Realty Trust VIII Co. for $182,000. Also, the Company recognized an unrealized gain of $2,100,000 on Meridian Point Realty Trust VIII and an unrealized loss of $113,000 on another investment in the Company's available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Mortgage notes payable increased $1,975,000 during the three months ended March 31, 1998, as a result of regularly scheduled principal payments of $635,000 and the debt assumption of $2,610,000 on the acquisition of Estrella. The terms of the Estrella mortgage note payable are 9.25% interest, monthly principal and interest of $23,979 and a maturity date of January 1, 2003.

         Notes payable to banks increased from $41,770,000 at December 31, 1997 to $54,042,000 at March 31, 1998, as a result of borrowings of $21,189,000 and payments of $8,917,000. As of March 31, 1998, the acquisition line had a balance of $35,181,000 and the working capital line had a balance of $18,861,000. These lines of credit are described in detail under Liquidity and Capital Resources.

         Unrealized gain on securities increased $1,987,000 as a result of an net increase in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings decreased from $13,633,000 at December 31, 1997 to $13,098,000 at March 31, 1998, as a result of dividends of $5,533,000 exceeding net income of $4,998,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         Net income for the three months ended March 31, 1998 was $4,998,000 ($.31 per basic share) compared to net income for the three months ended March 31, 1997 of $3,087,000 ($.26 per basic share). Income before gains on investments was $4,925,000 for the three months ended March 31, 1998 compared to $2,975,000 for the same period in 1997. Gains on investments were $73,000 for the three months ended March 31, 1998 compared to $112,000 for the same period in 1997.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $3,474,000 or 44.2% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. PNOI and percentage leased by property type were as follows:

                                                                PNOI
                                                          Three Months Ended                       Percent
                                                          ------------------                       -------
                                                              March 31,                             Leased
                                                       1998             1997                  3-31-98    3-31-97
                                                       ----             ----                  -------    -------
                                                          (In thousands)
                  Industrial                          $ 9,090           5,274                   96%        97%
                  Office Buildings                      1,230           1,463                  100%        90%
                  Apartments                            1,023             938                   95%        99%
                  Other                                    (4)            190                    -          -
                                                      -------           -----
                  Total PNOI                          $11,339           7,865
                                                      =======           =====



         PNOI from industrial properties increased $3,816,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Industrial properties held throughout the first quarter 1998 showed an increase in PNOI of 6.6% compared to the same period in 1997. The increase in PNOI from industrial properties primarily resulted from industrial properties acquired in 1997, accounting for $3,153,000 of the increase and from the three industrial properties acquired in first quarter of 1998.

         PNOI from the Company's office buildings decreased $233,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Office properties held throughout first quarter 1998 showed an increase in PNOI of 15.4% compared to first quarter 1997. The decrease in PNOI from office buildings resulted from the sale of the Santa Fe Energy Building in July of 1997 which had generated $397,000 of PNOI for the three months ending March 31, 1997.

         PNOI from the Company's apartment properties increased $85,000 or 9.1% for the three months ended March 31, 1998 compared to the same period in 1997.

         Interest income on mortgage loans decreased $62,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The following is a breakdown of interest income for the three months ended March 31, 1998 compared to the same period in 1997:

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1998             1997
                                                                                    ----             ----
                                                                                       (In thousands)
           Interest income from:
               Land mortgage loans                                                 $222               225
               Apartment mortgage loans                                             137               131
               Motel mortgage loans                                                  59                93
               Other mortgage loans                                                  38                68
               25% joint venture
                 mortgage loans                                                       2                 3
                                                                                   ----               ---
                                                                                   $458               520
                                                                                   ====               ===

             Interest income from motel mortgage loans decreased as a result of the repayment of the Plus Park and the Bell Road mortgage loans. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income on other mortgage loans decreased primarily as a result of the repayment of the Citrus Center and Bay Green mortgage loans.

         Interest expense increased $503,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Average bank borrowings were $44,208,000 during the three months ended March 31, 1998 compared to $8,895,000 during the same period in 1997. Bank interest rates at March 31, 1998 and 1997 were 7.19% (LIBOR plus 1.50%) and 7.225% (LIBOR plus 1.85%), respectively. Interest cost incurred during the period of construction of real estate properties is capitalized. The interest cost capitalized on real estate properties for the three months ended 1998 was $148,000 compared to $39,000 for the three months ended March 31, 1997. Interest expense on real estate properties increased primarily as a result of mortgages assumed on Southbay and Estrella and from the payoff of the Sunbelt mortgage.

         Depreciation and amortization increased $812,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase was primarily due to the industrial properties acquired in 1997 and to the additional three industrial properties acquired during first quarter 1998.

         The increase in general and administrative expenses of $175,000 for the three months ended March 31, 1998 compared to the same period in 1997 is primarily due to an increase in personnel costs due to the growth of the Company.

         In the three months ended March 31, 1998 and 1997, the Company recognized deferred gains of $73,000 and $112,000 from previous sales.

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances. Capital expenditures for the three months ended March 31, 1998 and 1997 by category are as follows:

                                                                         1998                                 1997
                                                  ------------------------------------------------------------------
                                                                                            Industrial
                                                    Industrial      Other         Total    Development        Total
                                                    ---------       -----        ------    -----------        -----
                                                                           (In thousands)
        Upgrade on Acquisitions                       $492             -            492             -            197
        Major Renovation                                 -             -              -             -             41
        New Development                                  -             -              -         4,395          2,008
        Tenant improvements:
           New Tenants                                 403            89            492             -            390
           New Tenants (first generation)                -             -              -           451
           Renewal Tenants                              76            97            173             -            219
        Other                                            -            51             51             -            254
                                                      ----           ---          -----         -----         ------
                                                      $971           237          1,208         4,846         $3,109
                                                      ====           ===          =====         =====         ======

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the three months ended March 31, 1998 and 1997 by category is as follows:

                                                                           1998                               1997
                                                   -----------------------------------------------------------------
                                                                                            Industrial
                                                   Industrial       Other        Total      Development       Total
                                                   ----------       -----        -----      -----------       -----
                                                                            (In thousands)
       Capitalized leasing costs:
         New Tenants                                  $169            61           230            -            105
         New Tenants (first generation)                  -             -             -           63             24
         Renewal Tenants                               404             -           404            -            121
                                                      ----            --          ----           --            ---
                                                      $573            61           634           63           $250
                                                      ====            ==          ====           ==           ====

       Amortization of leasing costs:                                             $230                        $154
                                                                                  ====                        ====


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $7,202,000 for the three months ended March 31, 1998. Other sources of cash were collections on mortgage loan receivables and bank borrowings. The Company distributed $5,533,000 in dividends. Other uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at March 31, 1998 and 1997 was as follows:

                                                            March 31,
                                                            ---------
                                                       1998           1997
                                                       ----           ----
                                                         (In thousands)
         Mortgage notes payable - fixed rate         $107,355       104,542
         Bank notes payable - floating rate            54,042           881
                                                     --------       -------
           Total debt                                $161,397       105,423
                                                     ========       =======

         The Company currently has an acquisition credit line of $100,000,000 available for the acquisition of properties and a $50,000,000 working capital line. The facilities bear interest at LIBOR plus 1.40%. As of March 31, 1998, the acquisition line had a balance of $35,181,000 and the working capital line had a balance of $18,861,000.

         Budgeted capital expenditures for the year ending December 31, 1998 follow:

                                                                                                   Industrial
                                                          Capital Improvements                    Development
                                                  -----------------------------------------------------------
                                                  Industrial         Office          Total              Total
                                                  ----------         ------          -----              -----
               Upgrades on Acquisitions               $  806              -            806                  -
               Major Renovation                          113              -            113                  -
               New Development                             -              -              -             12,174
               Tenant Improvements:

                   New Tenants                         1,583            306          1,889                  -
                   New Tenants-First
                       Generation                        100              -            100              2,206
                   Renewal Tenants                       231             19            250                  -
               Other                                   1,275            744          2,019                  -
                                                      ------          -----          -----             ------
                                                      $4,108          1,069          5,177             14,380
                                                      ======          =====          =====             ======

         The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate for the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to stockholders,
(iv) capital improvements, and (v) normal repair and maintenance expenses at its properties. EastGroup is exploring various financing alternatives to fund the acquisitions. These include additional bank debt, fixed rate mortgage financing and the sale of equity securities.

         As of May 12, 1998, the Company had entered into contracts to purchase six additional industrial properties aggregating approximately 1,125,000 square feet of leasable space, for a total purchase price of approximately $45,662,000. The Company has also entered into contracts to purchase one parcel of land for future development, for a total purchase price of approximately $785,000. Since March 31, 1998, EastGroup purchased one industrial property - Air Park, a 92,230 square foot distribution warehouse in Memphis, Tennessee, for a purchase price of $2,150,000.

         On May 12, 1998, EastGroup-Meridian, Inc., a wholly-owned subsidiary of the Company (the "Purchaser"), delivered to Meridian written notice stating that Purchaser will purchase 1,440,740 Preferred Shares for $10.00 per share and 3,302,510 Common Shares for $8.50 per share pursuant to the exercise of its options under Article VIII of the Merger Agreement. The closing of such purchase will take place on June 1, 1998. Immediately following the closing of the purchase of such Shares, Purchaser and Meridian will complete the Merger. Immediately after the effectiveness of the Merger, Meridian's Preferred Shares and Common Shares will be delisted from the American Stock Exchange and will be removed from registration under the Exchange Act. At the Effective Time of the Merger, (i) each Preferred Share issued and outstanding (other than Dissenting Shares representing Preferred Shares and Preferred Shares held by the Company, any subsidiary of the Company, EastGroup or the Purchaser which are to be canceled pursuant to the Merger Agreement) will be converted into the right to receive in cash, without interest, $10.00 per share, and (ii) each Common Share issued and outstanding (other than Dissenting Shares representing Common Shares and Common Shares held by the Company, any subsidiary of the Company, EastGroup or the Purchaser which are to be canceled pursuant to the Merger Agreement) will be converted into the right to receive in cash, without interest, $8.50 per share. The common and preferred shares that were not tendered amount to approximately $10,975,000. These amounts will be paid to the exchange agent at the date of merger.

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

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures, and has conducted a review of its major financial and operating computer systems with respect to Year 2000 compliance. All such systems are either compliant or can be made compliant without material cost to the Company. The Company has established processes for continuing to evaluate and manage the risks and costs associated with the Year 2000 issue and does not expect a material impact therefrom on its business, its operations or its financial condition.

                           EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - 1998 Financial Data Schedule attached hereto.

         (b) Exhibit 27 - Restated 1997 Financial Data Schedule attached hereto.

         (c)      Reports on Form 8-K

                  (1) Filed March 17, 1998, reporting an Agreement and Plan of Merger among EastGroup, EastGroup-Meridian and Meridian VIII and the tender offer commenced pursuant thereto.

                                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 1998

                                     EASTGROUP PROPERTIES, INC.

                                     /s/ Diane W. Hayman
                                     Diane W. Hayman, CPA
                                     Vice President and Controller

                                     /s/ N. Keith McKey
                                     N. Keith McKey, CPA Executive
                                     Vice President, Chief Financial
                                     Officer and Secretary