Form 10-K/A
period 1997-12-31
EASTGROUP PROPERTIES INC
filed 1998-05-26
CIK 49600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

                             AMENDMENT TO FORM 10-K
                                FILED PURSUANT TO
                       THE SECURITIES EXCHANGE ACT OF 1934

                            EASTGROUP PROPERTIES, INC.
                            --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997 as set forth in the pages attached hereto:

      ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 26, 1998                            EASTGROUP PROPERTIES, INC.

                                         By    /s/ N. Keith McKey
                                               N. Keith McKey, CPA
                                               Executive Vice President,
                                               Chief Financial Officer
                                                and Secretary

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

         (27.1)   1997 Financial Data Schedule (filed herewith).

         (27.2) Amended 1995 and 1996 Financial Data Schedule (filed herewith).

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

       (27.1)  1997 Financial Data Schedule (filed herewith).

       (27.2)  Amended 1995 and 1996 Financial Data Schedule (filed herewith).

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