Form 10-Q
period 1998-06-30
EASTGROUP PROPERTIES INC
filed 1998-08-14
CIK 49600

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998                COMMISSION FILE NUMBER 1-7094

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


                                 YES (x) NO ( )

                  The number of shares of common stock, $.0001 par value, outstanding as of August 7, 1998 was 16,307,857.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                                                        PAGES
                                                                                        -----

PART I.    FINANCIAL INFORMATION

           Item 1.      Consolidated financial statements

                        Consolidated balance sheets, June 30, 1998 (unaudited) and
                        December 31, 1997                                                 3

                        Consolidated statements of income for the three and six
                        months ended June 30, 1998 and 1997 (unaudited)                   4

                        Consolidated statements of cash flow for the six months
                        ended June 30, 1998 and 1997 (unaudited)                          5

                        Consolidated statements of changes in stockholders' equity
                        for the six months ended June 30, 1998 (unaudited)                6

                        Notes to consolidated financial statements                        7

           Item 2.      Management's discussion and analysis of financial
                        condition and results of operations                              10

PART II.   OTHER INFORMATION

           Item 4.      Submission of Matters to a Vote of Security Holders              17

           Item 6.      Exhibits and Reports on Form 8-K                                 18

SIGNATURES

Authorized signatures                                                                    19

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)




ASSETS                                                             June 30, 1998    December 31, 1997
                                                                   -------------    -----------------
                                                                    (Unaudited)


  Real estate properties:
      Industrial                                                     $495,076            316,808
      Industrial Development                                           10,828             13,831
      Office Buildings                                                 28,086             39,753
      Apartments                                                        8,793             15,380
                                                                    ---------          ---------
                                                                      542,783            385,772
      Less accumulated depreciation                                   (34,107)           (29,095)
                                                                    ---------          ---------
                                                                      508,676            356,677
  Real estate held for sale:
      Land                                                                585                585
      Operating properties                                             36,290             22,648
        less accumulated depreciation                                  (3,999)            (3,217)
                                                                    ---------          ---------
                                                                       32,876             20,016
                                                                    ---------          ---------
  Mortgage loans                                                       10,457             10,852
  Investment in real estate investment trusts                           4,441             16,518
  Cash                                                                    964              1,298
  Other assets                                                         11,505              7,766
                                                                    ---------          ---------
      TOTAL ASSETS                                                   $568,919            413,127
                                                                    =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                             $142,959            105,380
  Notes payable to banks                                              113,945             41,770
  Accounts payable & accrued expenses                                   5,637              3,979
  Minority interest                                                     2,029              2,436
  Other liabilities                                                     2,528              2,247
                                                                    ---------          ---------
                                                                      267,098            155,812
                                                                    ---------          ---------

STOCKHOLDERS' EQUITY
    Shares of common stock - Par value $.0001 per share;                    2                  2
        authorized 68,275,000 shares; issued 16,307,857 at
        June 30, 1998 and 16,204,523 at December 31, 1997
    Shares of Preferred Stock - Par value $.0001 per share;                 -                  -
        9.00% Series A Cumulative Redeemable; authorized
        and issued 1,725,000 shares at June 30, 1998
        and 0 at December 31, 1997
    Shares of Excess Stock - Par value $.0001 per share;                    -                  -
        authorized 30,000,000 shares; no shares issued
    Additional paid-in capital                                        287,790            244,215
    Undistributed earnings                                             12,974             13,633
    Accumulated other comprehensive income                              1,055               (535)
                                                                    ---------          ---------
                                                                      301,821            257,315
                                                                    ---------          ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $568,919            413,127
                                                                    =========          =========




See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      Three Months                         Six Months
                                                         Ended                               Ended
                                                       June 30,                            June 30,
                                            ------------------------------       ------------------------------

                                                1998              1997               1998              1997
                                                ----              ----               ----              ----
REVENUES

Income from real estate operations          $     18,080            11,788             33,415            22,985

Interest:
  Mortgage loans                                     408               484                866             1,004
  Other interest                                      87               101                111               186
Other                                                106               292                330               479
                                            ------------------------------       ------------------------------
                                                  18,681            12,665             34,722            24,654
EXPENSES
Operating expenses from real
    estate operations                              4,727             3,661              8,723             6,993
Interest                                           4,349             2,275              7,288             4,711
Depreciation and amortization                      4,018             2,328              7,224             4,722
Minority interests                                   149               141                255               299
General and administrative                           907               707              1,776             1,401
                                            ------------------------------       ------------------------------
                                                  14,150             9,112             25,266            18,126
                                            ------------------------------       ------------------------------
INCOME BEFORE GAIN (LOSS) ON
  INVESTMENTS                                      4,531             3,553              9,456             6,528

Gain (loss) on real estate investments             1,017                (5)             1,090               107
                                            ------------------------------       ------------------------------

NET INCOME                                         5,548             3,548             10,546             6,635

Preferred stock dividends                            129                 -                129                 -
                                            ------------------------------       ------------------------------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                       $      5,419             3,548             10,417             6,635
                                            ==============================       ==============================

BASIC PER SHARE DATA
  Net income available to
     common shareholders                    $       0.33              0.28               0.64              0.54
                                            ==============================       ==============================

  Weighted average shares outstanding             16,299            12,675             16,261            12,201
                                            ==============================       ==============================

DILUTED PER SHARE DATA
  Net income available to
     common shareholders                    $       0.33              0.28               0.63              0.54
                                            ==============================       ==============================

  Weighted average shares outstanding             16,452            12,822             16,422            12,344
                                            ==============================       ==============================



See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                            JUNE 30,          June 30,
                                                                                              1998              1997
                                                                                         ---------------   ----------------
                                                                                                   (In thousands)

OPERATING ACTIVITIES:
    Net income                                                                                 $ 10,546              6,635
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of deferred
          leasing costs                                                                           7,224              4,722
        Gains on investments, net                                                                (1,090)              (107)
        Other                                                                                      (185)              (137)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                                        (2,239)            (1,813)
          Accounts payable, accrued expenses and prepaid rent                                       872                248
                                                                                         ---------------   ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        15,128              9,548
                                                                                         ---------------   ----------------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                                                778                563
    Advances on mortgage loans receivable                                                             -             (1,575)
    Sale of real estate investments                                                               6,611                  -
    Real estate improvements                                                                     (3,254)            (2,093)
    Real estate development                                                                      (7,502)            (5,121)
    Purchases of real estate                                                                    (63,243)           (21,871)
    Acquisition of Meridian                                                                     (52,760)                 -
    Purchases of real estate investment trusts shares                                               (88)            (2,217)
    Merger expenses                                                                              (1,589)                 -
    Change in other assets and other liabilities                                                   (277)             1,107
    Cash balances of acquired company                                                             6,046                  -
                                                                                         ---------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (115,278)           (31,207)
                                                                                         ---------------   ----------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                               136,788             43,984
    Proceeds from mortgage notes payable                                                              -              9,250
    Principal payments on bank borrowings                                                       (64,613)           (39,497)
    Principal payments on mortgage notes payable                                                 (3,010)           (20,374)
    Distributions paid to shareholders                                                          (11,076)            (8,323)
    Purchases of shares of beneficial interest and common stock                                       -               (241)
    Proceeds from exercise of stock options                                                         164                417
    Net proceeds from issuance of shares of
      beneficial interest                                                                             -             36,654
    Net proceeds from issuance of shares of preferred stock                                      41,418                  -
    Proceeds from dividend reinvestment plan                                                        145                138
                                                                                         ---------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        99,816             22,008
                                                                                         ---------------   ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (334)               349
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              1,298                438
                                                                                         ===============   ================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 964                787
                                                                                         ===============   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                                           $ 6,506              4,777
    Debt assumed by the Company in purchase of real estate                                        7,167                  -
    Debt assumed by the Company in the Meridian acquisition                                      33,422                  -
    Issuance of common stock to acquire Ensign                                                    1,746                  -




See accompanying notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                 (UNAUDITED)



                                                     Shares         Shares                                 Accumulated
                                                       of             of        Additional                    Other
                                                     Common       Preferred      Paid-In   Undistributed  Comprehensive
                                                     Stock          Stock        Capital      Earnings        Income         Total
                                                    --------      --------      --------      --------       --------      --------

BALANCE, DECEMBER 31, 1997                                $2             -       244,215        13,633           (535)      257,315
    Net income                                             -             -             -        10,546              -        10,546
    Cash dividends declared - common, $.68 per share       -             -             -       (11,076)             -       (11,076)
    Preferred stock dividends declared                     -             -             -          (129)             -          (129)
    Change in unrealized gain (loss) on
      securities                                           -             -             -             -          1,590         1,590
    Issuance of 5,007 shares of
      common stock, incentive compensation                 -             -           102             -              -           102
    Issuance of 11,785 shares of
      common stock, exercise options                       -             -           164             -              -           164
    Issuance of 79,353 shares of
      common stock, Ensign merger                          -             -         1,746             -              -         1,746
    Issuance of 1,725,000 shares of preferred stock        -             -        41,418             -              -        41,418
    Issuance of 7,189 shares of
      common stock, dividend reinvestment plan             -             -           145             -              -           145
                                                    --------      --------      --------      --------       --------      --------
BALANCE, JUNE 30, 1998                                    $2             -       287,790        12,974          1,055       301,821
                                                    ========      ========      ========      ========       ========      ========

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

(3)      SUBSEQUENT EVENTS

        Since June 30, 1998, the Company purchased two parcels of land for future development for a purchase price of $2,008,000. Also, as of August 14, 1998, the Company had entered into contracts to purchase three industrial properties for $15,585,000 and seven parcels of land, consisting of approximately 69 acres, for a purchase price of approximately $8,329,000 for future development.

         The Company had previously reclassified the Sutton House Apartments with a cost of $8,741,000 and the Doral Club Apartments with a cost of $7,219,000, both in San Antonio, Texas to "held for sale" properties. The Company currently has contracts to sell these apartment complexes for a total of approximately $18,625,000.

         On August 11, 1998, the Company sold East Maricopa Distribution Center in Phoenix, Arizona for a net sales price of approximately $639,000. No significant gain (loss) is anticipated on this transaction.

(4)      ACCOUNTING CHANGES

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company adopted this standard as of January 1, 1998. Following is a comparison of comprehensive income for the six months ended June 30, 1998 and 1997.


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                    1998                      1997
                                                                                    ----                      ----
                                                                                           (In thousands)
                                                                         --------------------------------------------------
           Net income                                                                 $10,546                6,635
           Other comprehensive income:
               Unrealized holding gains arising during period
                                                                                        1,590                  226
                                                                         --------------------------------------------------
           Comprehensive income                                                       $12,136               $6,861
                                                                         ==================================================

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating standards for annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement on January 1, 1998 did not have a material impact on the Company's consolidated financial statements, but could require expanded disclosures in subsequent periods.

(5)      MERIDIAN POINT REALTY TRUST VIII

         During second quarter 1998, the Company completed the acquisition of Meridian Point Realty Trust VIII ("Meridian VIII") described below, accounting for the acquisition by using the purchase method of accounting. For financial reporting purposes, the acquired assets of Meridian VIII are assigned new cost basis amounts based on the allocation of the purchase price of the assets to the Company. In general, the purchase price to the Company consisted of the cash paid for Meridian VIII and the previous investment the Company had in Meridian VIII. The shares of Meridian VIII owned by the Company were retired at the merger date. The operating results of Meridian VIII have been included in the consolidated statement of income subsequent to the date of acquisition.

         On June 1, 1998, the merger of Meridian VIII into a wholly-owned subsidiary of EastGroup was completed. Pursuant to the terms of its merger agreement with Meridian VIII, EastGroup's wholly-owned subsidiary exercised options to acquire a sufficient number of common and preferred shares of Meridian VIII such that it owned 90% of all outstanding common and preferred shares. Prior to the exercise of the options, EastGroup's subsidiary beneficially owned approximately 83.2% of the outstanding voting securities of Meridian VIII. Following the exercise of the options, Meridian VIII was merged into EastGroup's wholly-owned subsidiary, with all outstanding common shares of Meridian VIII not held by EastGroup receiving, as a result of the merger, $8.50 per share in cash and all preferred shares of Meridian VIII not held by EastGroup receiving $10.00 per share in cash. The consideration paid to the remaining common and preferred shareholders of Meridian VIII was equivalent to that paid by EastGroup in its tender offer for Meridian VIII's common and preferred shares which was completed in April 1998. The total purchase price to EastGroup was approximately $102,000,000 which included the assumption of Meridian VIII's outstanding indebtedness. As a result of the merger, Meridian VIII's common and preferred shares have been removed from registration under the Securities Exchange Act of 1934 and ceased to be listed on the American Stock Exchange effective as of June 1, 1998.

         The increase in net assets at the acquisition date, based on relative fair values, resulting from the acquisition was as follows (in thousands):


         Real estate properties                          $     96,343
         Cash                                                   6,046
         Accrued interest and other receivables                   119
         Other assets                                             124
         Mortgage notes/interest payables                     (33,422)
         Accounts payable and other liabilities                  (776)
                                                         ------------
              TOTAL                                      $     68,434
                                                         ============


The purchase price of the net assets acquired consisted of the following (in thousands):


         Acquisition of Meridian                          $     52,760
         Merger expenses                                         1,569
         Prior investment in Meridian                           14,105
                                                          ------------
              TOTAL                                       $     68,434
                                                          ============

The following unaudited pro forma combined results of operations give effect to the Meridian VIII merger as if it had occurred at the beginning of each of the six-month periods presented:

(In thousands, except per share amounts)                    1998             1997
                                                            ----             ----

Revenues                                                    $38,016          29,921
                                                            =======          ======
Net income                                                  $ 8,473           5,579
                                                            =======          ======
Net income per basic share                                  $   .52             .46
                                                            =======          ======
Shares used in computation                                   16,261          12,201
                                                            =======          ======

         In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1998 and the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.


(6)      FORWARD LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Comments are for the balance sheet dated June 30, 1998, compared to December 31, 1997.)

FINANCIAL CONDITION:

         Assets of EastGroup were $568,919,000 at June 30, 1998, an increase of $155,792,000 from December 31, 1997. Liabilities increased $111,286,000 to $267,098,000 and stockholders' equity increased $44,506,000 to $301,821,000 during the same period.

         Industrial properties (excluding accumulated depreciation) increased $178,268,000 during the six months ended June 30, 1998, primarily as a result of the acquisition of 10 industrial properties for $69,617,000 and the purchase of the 25% interest in WestPort Commerce for $793,000, for a total of $70,410,000 (as detailed below); the acquisition of 18 properties in the Meridian merger with an allocated purchase price of $96,343,000 (as detailed below); capital improvements on existing properties of $2,769,000; the reclassifications to industrial properties of Rampart II with a cost of $3,207,000, Chancellor with a cost of $2,002,000, Benjamin Center II with a cost of $2,417,000, and Palm River II with a cost of $3,144,000; and the reclassifications to real estate held for sale of 401 Exchange with a cost of $742,000 and East Maricopa with a cost of $640,000.

         INDUSTRIAL PROPERTIES                                               SIZE               DATE              COST
            ACQUIRED IN 1998                 LOCATION                      (SQUARE FEET)      ACQUIRED        (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
Estrella East                              Phoenix, Arizona                   174,000         02-18-98               $5,322
Stemmons Circle                            Dallas, Texas                       99,000         03-06-98                2,377
51st Avenue                                Phoenix, Arizona                    79,000         03-09-98                2,324
3906 Airpark Drive                         Memphis, Tennessee                  92,000         04-01-98                2,166
WestPort Commerce (25% interest)           Tampa, Florida                     140,000         06-05-98                  793
Industry Distribution                      Los Angeles, California            572,000         06-11-98               22,581
World Houston 1 & 2                        Houston, Texas                     158,000         06-18-98                6,553
Wal-Mart Distribution                      Tucson, Arizona                    162,000         06-23-98                5,766
Interstate Commerce                        Fort Lauderdale, Florida            85,000         06-24-98                3,137
American Plaza                             Houston, Texas                     121,000         06-25-98                5,312
Shaw Commerce                              Fresno, California                 398,000         06-25-98               14,079
                                                                                                          --------------------
      TOTAL INDUSTRIAL ACQUISITIONS                                                                                 $70,410
                                                                                                          ====================

         INDUSTRIAL PROPERTIES
              ACQUIRED IN
            MERIDIAN MERGER                                                  SIZE             MERGER                 COST
                                             LOCATION                      (SQUARE FEET)       DATE             (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
East Maricopa Distribution                 Phoenix, Arizona                    14,000         06-01-98                  640
East University I & II                     Phoenix, Arizona                   145,000         06-01-98                5,602
7th Street Distribution                    Phoenix, Arizona                    39,000         06-01-98                1,863
55th Street Distribution                   Phoenix, Arizona                   131,000         06-01-98                4,647
Ethan Allen Distribution                   Los Angeles, California            300,000         06-01-98               12,719
Park Ridge Distribution                    Fort Lauderdale, Florida            45,000         06-01-98                3,006
West Palm I & II                           Fort Lauderdale, Florida            26,000         06-01-98                3,177
Auburn Facility                            Auburn Hills, Michigan             114,000         06-01-98               16,152
Air Park Distribution II                   Memphis, Tennessee                  17,000         06-01-98                  329
Delp Distribution I, II and III            Memphis, Tennessee                 274,000         06-01-98                5,246
Getwell Distribution                       Memphis, Tennessee                  26,000         06-01-98                  754
Lamar Distribution                         Memphis, Tennessee                 276,000         06-01-98                6,659
Penney Distribution                        Memphis, Tennessee                 106,000         06-01-98                2,432
Senator Street Distribution II             Memphis, Tennessee                 105,000         06-01-98                2,177
Waldenbooks Distribution                   Nashville, Tennessee               564,000         06-01-98               22,145
Ambassador Row                             Dallas, Texas                      317,000         06-01-98                5,781
Carpenter Duplex                           Dallas, Texas                       47,000         06-01-98                1,041
Viscount Row                               Dallas, Texas                      104,000         06-01-98                1,973
                                                                                                        ----------------------
     TOTAL MERIDIAN INDUSTRIAL                                                                                      $96,343
                                                                                                        ======================

         Industrial development decreased $3,003,000 during the six months ended June 30, 1998. This decrease resulted primarily from the reclassification to industrial properties of Rampart II Distribution Center with a cost of $3,207,000, Chancellor Distribution Center with a cost of $2,002,000, Benjamin Distribution II Center with a cost of $2,417,000 and Palm River II with a cost of $3,144,000. These decreases were offset by the acquisition of land for development of World Houston Six, Seven and Eight for $1,112,000 and improvements and development costs on existing properties of $6,390,000.

         Office buildings decreased $11,667,000 during the six months ended June 30, 1998 as a result of capital improvements of $345,000 to existing buildings and the reclassification to real estate held for sale of Columbia Place with a cost of $12,012,000. Additionally, apartments decreased $6,587,000 as a result of capital improvements of $105,000 and the reclassification to real estate held for sale of Grande Pointe Apartments with a cost of $6,692,000.

         Real estate held for sale (excluding accumulated depreciation) increased $13,642,000 as a result of capital improvements of $34,000; the sale of Hampton House Apartments with a cost of $6,667,000; and the reclassifications to real estate held for sale of Grande Pointe with a cost of $6,692,000, 401 Exchange with a cost of $742,000, East Maricopa with a cost of $640,000 and Columbia Place with a cost of $12,012,000. The Company currently has contracts to sell the two apartment complexes previously classified in held for sale properties, Sutton House and Doral Club Apartments, both located in San Antonio, Texas.

         Accumulated depreciation on real estate properties and real estate held for sale increased $6,484,000 due to depreciation expense recognized for the six months ended June 30, 1998. This increase was offset by the sale of the Hampton House Apartments with accumulated depreciation of $690,000.

         Mortgage loans receivable decreased $395,000 during the first six months of 1998 as a result of amortization of loan discounts of $283,000 and the recognition of deferred gains of $383,000 on the payoff of the Jacksonville mortgage note receivable. These increases were offset by regularly scheduled principal payments of $287,000 and the repayment of the Jacksonville mortgage note receivable of $774,000.

         Investments in real estate investment trusts decreased from $16,518,000 at December 31, 1997 to $4,441,000 at June 30, 1998. This decrease was due to the merger of Meridian VIII and the purchase of other real estate investment shares for $88,000. Also, the Company recorded an unrealized gain of $341,000 on another investment in the Company's available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Mortgage notes payable increased $37,579,000 during the six months ended June 30, 1998, as a result of regularly scheduled principal payments of $1,342,000, the repayment of $1,668,000 on the Metro mortgage note payable and the debt assumptions of $2,614,000 on the acquisition of Estrella, $4,553,000 on the acquisition of World Houston 1&2 and $33,422,000 in the Meridian VIII acquisitions. Terms of these mortgage notes payable are detailed in the following table.

                                     MORTGAGES ASSUMED IN ACQUISITIONS
         DATE OF                                          INTEREST      MATURITY           AMOUNT OF
        ASSUMPTION            PROPERTY                      RATE          DATE              MORTGAGE
         OF LOAN                                                                      (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
       02/18/98      ESTRELLA                              9.250%       01/02/03           $   2,614
       06/18/98      WORLD HOUSTON 1 & 2                   7.770%       04/15/07               4,553
                                                                                           ---------
                                                                                           $   7,167
                                                                                           =========


                                  MORTGAGES ASSUMED IN MERIDIAN MERGER
        DATE OF
       ASSUMPTION                                         INTEREST      MATURITY            AMOUNT OF
        OF LOAN               PROPERTY                      RATE          DATE              MORTGAGE
                                                                                         (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
        06/01/98     AUBURN                                8.875%       08/01/09           $   5,529
        06/01/98     WEST PALM                             8.250%       09/01/00                 986
        06/01/98     ETHAN ALLEN                           8.060%       06/26/07               6,438
        06/01/98     55TH STREET, 7TH STREET, & E. UNIV.   8.060%       06/26/07               5,942
        06/01/98     LAMAR                                 8.000%       11/01/98               1,642
        06/01/98     WALDENBOOKS                           7.830%       09/15/07              12,885
                                                                                           ---------
                                                                                           $  33,422
                                                                                           =========


         Notes payable to banks increased from $41,770,000 at December 31, 1997 to $113,945,000 at June 30, 1998, as a result of borrowings of $136,788,000 and payments of $64,613,000. As of June 30, 1998, the acquisition line had a balance of $83,117,000 and the working capital line had a balance of $30,828,000. These lines of credit are described in detail under Liquidity and Capital Resources.

         Undistributed earnings decreased from $13,633,000 at December 31, 1997 to $12,974,000 at June 30, 1998, as a result of dividends on common stock of $11,076,000 exceeding net income for financial reporting purposes of $10,546,000. Dividends of $129,000 were declared on preferred stock in June 1998 but were not paid.

         In June 1998, EastGroup sold 1,725,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock at $25.00 per share in a public offering. Net proceeds of approximately $41,418,000 were used to repay advances outstanding on the Company's line of credit.


RESULTS OF OPERATIONS

(Comments are for the three months and six months ended June 30,1998, compared to the three months and six months ended June 30, 1997.)

         Net income available to common stockholders for the three months and six months ended June 30, 1998 was $5,419,000 ($.33 per basic and diluted share) and $10,417,000 ($.64 per basic share and $.63 per diluted share), compared to net income for the three months and six months ended June 30, 1997 of $3,548,000 ($.28 per basic and diluted share) and $6,635,000 ($.54 per basic and diluted share). Income before gains on investments was $4,531,000 and $9,456,000 for the three months and six months ended June 30, 1998, compared to $3,553,000 and $6,528,000 for the three months and six months ended June 30, 1997. Gains (losses) on investments were $1,017,000 and $1,090,000 for the three months and six months ended June 30, 1998, compared to ($5,000) and $107,000 for the three months and six months ended June 30, 1997.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $5,226,000 or 64% for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. For the six months ended June 30, 1998, PNOI increased by $8,700,000 or 54% compared to the six months ended June 30, 1997.

         Property net operating income (loss) and percentage leased by property type were as follows:

                                                          PROPERTY NET OPERATING INCOME (PNOI)
                                          THREE MONTHS ENDED                  SIX MONTHS ENDED            PERCENTAGE
                                              JUNE 30,                            JUNE 30,                  LEASED
                                     1998                1997             1998               1997           6-30-98
                                     ----                ----             ----               ----           -------
                                                              (In thousands)
                                     ---------------------------------------------------------------
         Industrial                  $11,141             5,542            20,231             10,816            97%
         Office Buildings              1,161             1,541             2,391              3,004           100%
         Apartments                    1,054               858             2,077              1,796            95%
         Other                            (3)              186                (7)               376
                                     ---------------------------------------------------------------
              TOTAL PNOI             $13,353             8,127            24,692             15,992
                                     ===============================================================



         PNOI from industrial properties increased $5,599,000 and $9,415,000 for the three months and six months ended June 30, 1998, compared to June 30, 1997. Industrial properties held throughout the three months and six months ended June 30, 1998 and 1997, showed an increase in PNOI of 5.7% for the three months ended June 30, 1998 and 6.1% for the six months ended June 30, 1998. The increase in PNOI from industrial properties resulted primarily from the 1997 and 1998 acquisitions and from an increase in same store property operations.

         PNOI from the Company's office buildings decreased $380,000 and $613,000 for the three months and six months ended June 30, 1998, compared to June 30, 1997. Office buildings held throughout the three months and six months ended June 30, 1998 showed a decrease of .8% and an increase of 6.9%, respectively.

These decreases are primarily the result of the sale of the Santa Fe Office Building in July 1997.

         PNOI from the Company's apartment properties increased $196,000 and $281,000 for the three months and six months ended June 30, 1998, compared to June 30, 1997. These increases are primarily attributable to improved operating efficiencies at the complexes and to near capacity occupancy levels.

         Interest income on mortgage loans decreased $76,000 and $138,000 for the three months and six months ended June 30, 1998 compared to 1997. The following is a breakdown of interest income for the three months and six months ended June 30, 1998 compared to 1997:


                                                   INTEREST INCOME FROM MORTGAGE LOANS
                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                   1998       1997       1998        1997
                                                   ----       ----       ----        ----
                                                              (In thousands)
                                           ----------------------------------------------
         Land                                      $223        228        444         453
         Apartments                                 138        133        275         264
         Motels                                      31         78         91         171
         Other                                       16         45         56         116
                                           ----------------------------------------------
              TOTAL INTEREST INCOME                $408        484        866       1,004
                                           ==============================================


         Interest income from motel mortgage loans decreased as a result of the repayment of the Plus Park, Bell Road and Jacksonville mortgage loans. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income on other mortgage loans decreased primarily as a result of the repayment of the Citrus Center and Bay Green mortgage loans.

         Total interest expense increased $2,074,000 and $2,577,000 for the three months and six months ended June 30, 1998 compared to 1997. Average bank borrowings were $91,136,000 and $67,298,000 for the three months and six months ended June 30, 1998, compared to $4,165,000 and $6,517,000 for the same period of 1997. Average bank borrowings increased primarily as a result of the Meridian acquisition and the acquisition of other industrial properties. Bank interest rates at June 30, 1998 and 1997 were 7.06% (LIBOR plus 1.40%) and 7.44% (LIBOR plus 1.75%), respectively. Interest costs incurred during the period of construction of real estate properties is capitalized. The interest costs capitalized on real estate properties for the three and six months ended June 30, 1998 were $140,000 and $288,000 compared to $63,000 and $102,000 for the three and six months ended June 30, 1997. Interest expense on real estate properties increased primarily as a result of mortgages assumed on Southbay, Estrella, World Houston 1&2 and mortgages assumed in the Meridian VIII merger.

         Depreciation and amortization increased $1,690,000 and $2,502,000 for the three months and six months ended June 30, 1998 compared to 1997. This increase was primarily due to the industrial properties acquired in both 1997 and 1998, offset by the sale of the Hampton House Apartments in June 1998.

         The increase in general and administrative expenses of $200,000 and $375,000 for the three months and six months ended June 30, 1998 is primarily due to an increase in personnel costs due to growth of the Company.

         In the six months ended June 30, 1998 and 1997, the Company recognized deferred gains of $456,000 and $107,000 from previous sales. Also, in June 1998, the Company recognized a gain for financial reporting purposes of $634,000 on the sale of the Hampton House Apartments.

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances.

Capital expenditures for the six months ended June 30, 1998 by category and for 1997 are as follows:

                                                                      1998                                         1997
                                           -----------------------------------------------------------------------------
                                                                                        Industrial
                                                Industrial       Other       Total      Development                Total
                                                ----------       -----       -----      -----------                -----
                                                                              (In thousands)
                                           -----------------------------------------------------------------------------
         Upgrade on Acquisitions                 $1,049             -        1,049             -                   $  364
         Major Renovation                           300             -          300             -                       69
         New Development                              -             -            -         5,780                    5,123
         Tenant Improvements:
            New Tenants                             842           240        1,082             -                      597
            New Tenants (first generation)           30             -           30         1,722                      210
            Renewal Tenants                         476           100          576             -                      254
         Other                                       72           145          217             -                      597
                                           ------------------------------------------------------------------------------
              TOTAL CAPITAL EXPENDITURES         $2,769           485        3,254         7,502                   $7,214
                                           ==============================================================================

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the six months ended June 30, 1998 by category and for 1997 is as follows:



                                          ------------------------------------------------------------------------------
                                                                      1998                                         1997
                                          ------------------------------------------------------------------------------
                                                                                       Industrial
                                              Industrial      Other        Total       Development                 Total
                                              ----------      -----        -----       -----------                 -----
                                                                          (In thousands)
                                          ------------------------------------------------------------------------------
         Capitalized Leasing Costs:
           New Tenants                            $476          112          588            -                      $385
           New Tenants (first generation)          248            -          248           63                        86
           Renewal Tenants                         595            -          595            -                       255
                                          ------------------------------------------------------------------------------
         TOTAL CAPITALIZED LEASING COSTS        $1,319          112        1,431           63                      $726
                                          ==============================================================================

         AMORTIZATION OF LEASING COSTS:                                     $481                                   $324
                                          ==============================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $15,128,000 for the six months ended June 30, 1998. The Company distributed $11,076,000 in common stock dividends. Other sources of cash were collections on mortgage loan receivables, mortgage borrowings, bank borrowings and proceeds from the preferred stock offering. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at June 30, 1998 is as follows:

                                                                    AS OF JUNE 30,
                                                                  1998         1997
                                                                  ----         ----
                                                                   (In thousands)
                                                            -------------------------
         Mortgage Notes Payable - Fixed Rate                    $142,959      103,992
         Bank Notes Payable - Floating Rate                      113,945       18,449
                                                            -------------------------
              TOTAL DEBT                                        $256,904      122,441
                                                            =========================

         The Company currently has an acquisition credit line of $100,000,000 available for the acquisition of properties and a $50,000,000 working capital line. The facilities bear interest at LIBOR plus 1.40%. As of June 30, 1998, the acquisition line had a balance of $83,117,000 and the working capital line had a balance of $30,828,000.

         In June 1998, EastGroup sold 1,725,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock at $25.00 per share in a public offering. Net proceeds of approximately $41,418,000 were used to repay advances outstanding on the Company's line of credit.


         Budgeted capital expenditures for the year ending December 31, 1998 are as follows:

                                                                                      Industrial
                                                       Capital Improvements           Development
                                            ------------------------------------------------------

                                                Industrial     Office        Total       Total
                                                ----------     ------        -----       -----
                                                                 (In thousands)
                                            ------------------------------------------------------
         Upgrades on Acquisitions                 $1,900            -        1,900            -
         Major Renovation                            467            -          467            -
         New Development                           1,372            -        1,372       17,044
         Tenant Improvements:
             New Tenants                           2,477          390        2,867            -
             New Tenants (first generation)          755            -          755        3,091
             Renewal Tenants                         727          137          864            -
         Other                                     1,213          206        1,419            -
                                            ------------------------------------------------------
              TOTAL BUDGETED                      $8,911          733        9,644       20,135
                                            ======================================================

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

         Since June 30, 1998, the Company purchased two parcels of land for future development for a purchase price of $2,008,000. Also, as of August 14, 1998, the Company had entered into contracts to purchase one industrial property for $3,875,000 and seven parcels of land, for a purchase price of approximately $8,329,000, as detailed below, for future development.

(3)      SUBSEQUENT EVENTS

         Since June 30, 1998, the Company purchased two parcels of land for future development for a purchase price of $2,008,000. Also, as of August 14, 1998, the Company had entered into contracts to purchase three industrial properties for $15,585,000 and seven parcels of land, consisting of approximately 69 acres, for a purchase price of approximately $8,329,000 for future development.

         The Company had previously reclassified the Sutton House Apartments with a cost of $8,741,000 and the Doral Club Apartments with a cost of $7,219,000, both in San Antonio, Texas to "held for sale" properties. The Company currently has contracts to sell these apartment complexes for a total of approximately $18,625,000.

         On August 11, 1998, the Company sold East Maricopa Distribution Center in Phoenix, Arizona for a net sales price of approximately $639,000. No significant gain (loss) is anticipated on this transaction.

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


Year 2000 Issue

         The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to access the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties"). The Company has identified required modifications to its internal corporate computer operating system and certain software modifications at its apartment properties. The Company plans to complete these identified modifications in 1998 at an immaterial cost. The Company's compliance plan is to continue the process of conducting inquiries of its independent third parties in order to determine if these third parties have Y2K problems and what contingency plans they have developed to deal with identified exposure. Based on the results of these inquiries, the Company will formulate appropriate contingency plans to take necessary and feasible precautions against problems not within its control. The Company is also continuing the process of reviewing its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be ongoing for the remainder of 1998 and will likely extend into 1999 depending upon the timeliness of activities of the Company's third parties, whom it does not control.

                           EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On June 4, 1998, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, Alexander G. Anagnos, H.C. Bailey, Jr., Fredric H. Gould, David H. Hoster II, David M. Osnos, John N. Palmer and Leland
R. Speed were elected directors of the Registrant, each to serve until the 1999 Annual Meeting. The following is a summary of the voting for directors:

                                                                                     VOTE
         NOMINEE                                         VOTE FOR                   WITHHELD
         -------                                         --------                   --------

         Alexander G. Anagnos                            14,446,565                  148,402
         H.C. Bailey, Jr.                                14,460,658                  134,309
         Fredric H. Gould                                14,460,549                  134,419
         David H. Hoster II                              14,464,790                  130,177
         David M. Osnos                                  14,459,367                  135,600
         John N. Palmer                                  14,459,554                  134,413
         Leland R. Speed                                 14,464,318                  130,864

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 4 - Articles Supplementary of the Company relating to the 9.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Registrants' Form 8-K filed June 19, 1998).

         (b) Exhibit 10 - Material Contracts. Employment Agreement Between Anthony J. Bruno and EastGroup Property Services, Inc. a wholly-owned subsidiary of EastGroup Properties, Inc., dated as of March 1, 1998.

         (c) Exhibit 27 - 1998 Financial Data Schedule attached hereto.

         (d) Exhibit 27 - Restated 1997 Financial Data Schedule attached hereto.

         (e) Reports on Form 8-K.

         (1) Filed June 2, 1998, reporting purchase of four industrial distribution centers totaling 444,790 square feet located in Phoenix, Arizona; Memphis, Tennessee; and Dallas, Texas for total acquisition costs of $12,187,000, including closing costs. This 8K also reported contracts to purchase five industrial distribution centers totaling 1,098,753 square feet located in Tucson, Arizona; Los Angeles, California; Fort Lauderdale, Florida; and Houston, Texas for anticipated acquisition costs of $43,472,000.

In addition, this 8-K reported the June 1, 1998 completed acquisition of Meridian Point Realty Trust VIII Co.

         (2) Filed June 19, 1998, reporting EastGroup Properties, Inc.'s offering of 1,500,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock at $25.00 per share in a public offering underwritten by Paine Webber, Inc., A.G. Edwards & Sons, Inc., J.C. Bradford & Co. and Raymond James & Associates, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 1998

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