Form 10-Q/A
period 1998-06-30
EASTGROUP PROPERTIES INC
filed 1998-08-19
CIK 49600

                                  FORM 10-Q/A

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

                                  FORM 10-Q/A

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

(3)      SUBSEQUENT EVENTS

        Since June 30, 1998, the Company purchased two parcels of land for future development for a purchase price of $2,008,000. Also, as of August 14, 1998, the Company had entered into contracts to purchase, for future development, three industrial properties for approximately $15,585,000 and seven parcels of land, consisting of approximately 69 acres, for a purchase price of approximately $8,329,000.

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
                                                                                                        ======================

         Industrial development decreased $3,003,000 during the six months ended June 30, 1998. This decrease resulted primarily from the reclassification to industrial properties of Rampart II Distribution Center with a cost of $3,207,000, Chancellor Distribution Center with a cost of $2,002,000, Benjamin Distribution Center II with a cost of $2,417,000 and Palm River II with a cost of $3,144,000. These decreases were offset by the acquisition of land for development of World Houston Six, Seven and Eight for $1,112,000 and improvements and development costs on existing properties of $6,390,000.

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

         Since June 30, 1998, the Company purchased two parcels of land for future development for a purchase price of $2,008,000. Also, as of August 14, 1998, the Company had entered into contracts to purchase, for future development, three industrial properties for approximately $15,585,000 and seven parcels of land, consisting of approximately 69 acres, for a purchase price of approximately $8,329,000.

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