Form 10-Q
period 1998-09-30
EASTGROUP PROPERTIES INC
filed 1998-11-13
CIK 49600

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

         The number of shares of common stock, $.0001 par value, outstanding as of November 6, 1998 was 16,296,935.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                           PAGES

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated financial statements

                 Consolidated balance sheets, September 30, 1998 (unaudited)
                 and December 31, 1997                                         3

                 Consolidated statements of income for the three and nine
                 months ended September 30, 1998 and 1997 (unaudited)          4

                 Consolidated statements of cash flow for the nine months
                 ended September 30, 1998 and 1997 (unaudited)                 5

                 Consolidated statement of changes in stockholders' equity
                 for the nine months ended September 30, 1998 (unaudited)      6

                 Notes to consolidated financial statements                    7

         Item 2. Management's discussion and analysis of financial
                 condition and results of operations                          11

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders          21

         Item 6. Exhibits and Reports on Form 8-K                             22

SIGNATURES

Authorized signatures                                                         23

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                           SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                ---------          ---------
                                                               (UNAUDITED)
ASSETS
  Real estate properties:
      Industrial                                                $ 502,248            316,808
      Industrial development                                       24,517             13,831
      Office buildings                                             28,230             39,753
      Apartments                                                    8,834             15,380
                                                                ---------          ---------
                                                                  563,829            385,772
      Less accumulated depreciation                               (38,337)           (29,095)
                                                                ---------          ---------
                                                                  525,492            356,677
                                                                ---------          ---------
  Real estate held for sale:
      Land                                                            576                585
      Operating properties                                         25,039             22,648
        less accumulated depreciation                              (1,405)            (3,217)
                                                                ---------          ---------
                                                                   24,210             20,016
                                                                ---------          ---------
  Mortgage loans                                                    8,723             10,852
  Investment in real estate investment trusts                       5,706             16,518
  Cash                                                              1,806              1,298
  Other assets                                                     11,059              7,766
                                                                ---------          ---------
      TOTAL ASSETS                                              $ 576,996            413,127
                                                                =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                        $ 132,263            105,380
  Notes payable to banks                                          126,148             41,770
  Accounts payable & accrued expenses                               8,594              3,979
  Other liabilities                                                 2,681              2,247
                                                                ---------          ---------
                                                                  269,686            153,376
                                                                ---------          ---------
  Minority interest in joint ventures                               2,067              2,436
  Minority interest in operating partnership                          650                 --
                                                                ---------          ---------
                                                                    2,717              2,436
                                                                ---------          ---------
STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred                 41,357                 --
        Shares; $.0001 par value; 1,725,000 shares
        authorized and issued at September 30, 1998
        and none at December 31, 1997; stated liquidation
        preference of $43,125 at September 30, 1998
    Series B 8.75% Cumulative Convertible Preferred                    --                 --
        Shares; $.0001 par value; 2,800,000 shares
        authorized; no shares issued; stated liquidation
        preference of $25 per share
    Common shares; $.0001 par value; 65,475,000                         2                  2
        shares authorized; 16,306,535 shares issued at
        September 30, 1998 and 16,204,523 at
        December 31, 1997
    Excess shares; $.0001 par value; 30,000,000 shares                 --                 --
        authorized; no shares issued
    Additional paid-in capital                                    246,343            244,215
    Undistributed earnings                                         16,284             13,633
    Accumulated other comprehensive income                            607               (535)
                                                                ---------          ---------
                                                                  304,593            257,315
                                                                ---------          ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 576,996            413,127
                                                                =========          =========

See accompanying notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           THREE MONTHS           NINE MONTHS
                                              ENDED                  ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                         ------------------    ------------------
                                          1998       1997       1998       1997
                                         -------    -------    -------    -------
REVENUES
Income from real estate operations       $20,191     12,431     53,606     35,416
Interest:
  Mortgage loans                             427        530      1,293      1,534
  Other interest                              28         53        139        239
Other                                        107        532        437      1,011
                                         -------    -------    -------    -------
                                          20,753     13,546     55,475     38,200
                                         -------    -------    -------    -------
EXPENSES
Operating expenses from real
    estate operations                      5,158      3,770     13,881     10,763
Interest                                   4,874      2,623     12,162      7,334
Depreciation and amortization              4,582      2,620     11,806      7,342
General and administrative                   883        813      2,659      2,214
                                         -------    -------    -------    -------
                                          15,497      9,826     40,508     27,653
                                         -------    -------    -------    -------
INCOME BEFORE MINORITY INTEREST
  AND GAIN ON INVESTMENTS                  5,256      3,720     14,967     10,547

Minority interest in joint ventures           98        115        353        414
                                         -------    -------    -------    -------
INCOME BEFORE GAIN ON INVESTMENTS          5,158      3,605     14,614     10,133

Gain on real estate investments            4,996      6,300      6,086      6,407
                                         -------    -------    -------    -------
NET INCOME                                10,154      9,905     20,700     16,540

Preferred dividends-Series A                 970         --      1,099         --
                                         -------    -------    -------    -------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                    $ 9,184      9,905     19,601     16,540
                                         =======    =======    =======    =======
BASIC PER SHARE DATA (A)
  Net income available to
     common shareholders                 $  0.56       0.78       1.20       1.34
                                         =======    =======    =======    =======
  Weighted average shares outstanding     16,308     12,685     16,277     12,364
                                         =======    =======    =======    =======
DILUTED PER SHARE DATA (A)
  Net income available to
     common shareholders                 $  0.56       0.77       1.19       1.32
                                         =======    =======    =======    =======
  Weighted average shares outstanding     16,423     12,865     16,423     12,520
                                         =======    =======    =======    =======

(A) Assumes exchange of 32,409 units of Operating Partnership (as hereinafter referred) for shares of common stock.


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                                          1998              1997
                                                                        ---------        ---------
                                                                              (In thousands)
OPERATING ACTIVITIES:
    Net income                                                          $  20,700           16,540
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of deferred
          leasing costs                                                    11,806            7,342
        Gains on investments, net                                          (6,086)          (6,407)
        Other                                                                (253)            (210)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                  (2,248)          (2,547)
          Accounts payable, accrued expenses and prepaid rent               3,418            2,985
                                                                        ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  27,337           17,703
                                                                        ---------        ---------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                        2,512            1,853
    Advances on mortgage loans receivable                                      --           (1,575)
    Sale of real estate investments                                        16,608           24,138
    Real estate improvements                                               (5,398)          (3,194)
    Real estate development                                               (21,439)          (7,706)
    Purchases of real estate                                              (73,948)         (45,827)
    Acquisition of Meridian                                               (52,760)              --
    Purchases of real estate investment trusts shares                      (1,801)         (16,119)
    Merger expenses                                                        (1,609)              --
    Changes in other assets and other liabilities                              26            1,213
    Cash balances of acquired company                                       6,046               --
                                                                        ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                    (131,763)         (47,217)
                                                                        ---------        ---------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                         178,822           79,017
    Proceeds from mortgage notes payable                                       --            9,250
    Principal payments on bank borrowings                                 (94,444)         (57,935)
    Principal payments on mortgage notes payable                           (3,851)         (25,042)
    Distributions paid to shareholders                                    (17,230)         (12,637)
    Purchases of shares of beneficial interest and common stock              (194)            (393)
    Proceeds from exercise of stock options                                   254              553
    Net proceeds from issuance of shares of
      beneficial interest                                                      --           36,654
    Net proceeds from issuance of shares of preferred stock                41,357               --
    Proceeds from dividend reinvestment plan                                  220              213
                                                                        ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 104,934           29,680
                                                                        ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                         508              166
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,298              438
                                                                        ---------        ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   1,806              604
                                                                        =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                      10,954            6,695
    Debt assumed by the Company in purchase of real estate                  7,167           47,519
    Operating partnership units issued in purchase of real estate             650               --
    Debt assumed by the Company in the Meridian acquisition                33,422               --
    Debt assumed by buyer of real estate                                    9,855               --
    Issuance of common stock to acquire Ensign                              1,746               --

See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                        Shares      Shares                                  Accumulated
                                                          of          of        Additional                    Other
                                                        Common     Preferred     Paid-In    Undistributed  Comprehensive
                                                        Stock        Stock       Capital       Earnings       Income        Total
                                                       --------     --------     --------      --------      --------      --------
BALANCE, DECEMBER 31, 1997                             $      2           --      244,215        13,633          (535)      257,315
    Net income                                               --           --           --        20,700            --        20,700
    Cash dividends declared-common, $1.04 per share          --           --           --       (16,950)           --       (16,950)
    Preferred stock dividends declared                       --           --           --        (1,099)           --        (1,099)
    Change in unrealized gain (loss) on
      securities                                             --           --           --            --         1,142         1,142
    Purchase and retirement of 11,400 common shares          --           --         (194)           --            --          (194)
    Issuance of 5,007 shares of common stock,
      incentive compensation                                 --           --          102            --            --           102
    Issuance of 17,910 shares of common
      stock, exercise options                                --           --          254            --            --           254
    Issuance of 79,353 shares of common
      stock, Ensign merger                                   --           --        1,746            --            --         1,746
    Issuance of 1,725,000 shares of preferred stock          --       41,357           --            --            --        41,357
    Issuance of 11,142 shares of common stock,
      dividend reinvestment plan                             --           --          220            --            --           220
                                                       --------     --------     --------      --------      --------      --------
BALANCE, SEPTEMBER 30, 1998                            $      2       41,357      246,343        16,284           607       304,593
                                                       ========     ========     ========      ========      ========      ========

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

(3)      SUBSEQUENT EVENTS

         As of November 12, 1998, the Company had entered into a contract to purchase an 84,000 square foot industrial property located in Houston for an approximate purchase price of $4,320,000.

         Also, as of November 12, 1998, the Company had entered into a contract to sell the 46,000 square foot Park Ridge Distribution Center located in Boynton Beach, Florida for a sales price of $3,190,000.

 (4)     NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company adopted this standard as of January 1, 1998. Following is a comparison of comprehensive income for the nine months ended September 30, 1998 and 1997.


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                1998       1997
                                                               -------    -------
                                                                 (In thousands)
                                                               ------------------
Net income                                                     $20,700     16,540
Other comprehensive income:
    Unrealized holding gains (losses) arising during period      1,142       (441)
                                                               -------    -------
Comprehensive income                                           $21,842     16,099
                                                               =======    =======

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

         In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. At September 30, 1998, the Company had approximately $300,000 in unamortized organization costs that will be written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle.

(5)      MERIDIAN POINT REALTY TRUST VIII

         During second quarter 1998, the Company completed the acquisition of Meridian Point Realty Trust VIII ("Meridian VIII") described below, accounting for the acquisition by using the purchase method of accounting. For financial reporting purposes, the acquired assets of Meridian VIII were assigned new cost basis amounts based on the allocation of the purchase price of the assets to the Company. In general, the purchase price to the Company consisted of the cash paid for the Meridian VIII and the previous investment the Company had in Meridian VIII. The shares of Meridian VIII owned by the Company were retired at the merger date. The operating results of Meridian VIII have been included in the consolidated statement of income subsequent to the date of acquisition.

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

         The increase in net assets at the acquisition date, based on relative fair values, resulting from the acquisition was as follows (in thousands):

Real estate properties                                                 $ 96,343
Cash                                                                      6,046
Accrued interest and other receivables                                      119
Other assets                                                                124
Mortgage notes/interest payables                                        (33,422)
Accounts payable and other liabilities                                     (776)
                                                                       --------
     TOTAL                                                             $ 68,434
                                                                       ========

         The purchase price of the net assets acquired consisted of the following (in thousands):


Acquisition of Meridian                                                $ 52,760
Merger expenses                                                           1,569
Prior investment in Meridian                                             14,105
                                                                       --------
     TOTAL                                                             $ 68,434
                                                                       ========

         The following unaudited pro forma combined results of operations give effect to the Meridian VIII merger as if it had occurred at the beginning of each of the nine month periods presented:


(In thousands, except per share amounts)                   1998           1997
--------------------------------------------------------------------------------
Revenues                                                  $58,769         46,121
                                                          =======        =======
Net income                                                $17,657         15,116
                                                          =======        =======
Net income per basic share                                $  1.08           1.22
                                                          =======        =======
Shares used in computation                                 16,308         12,364
                                                          =======        =======


         In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1998 and the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

(6)      PREFERRED STOCK OFFERINGS

         In June 1998, EastGroup sold 1,725,000 shares of Series A 9.00% Cumulative Redeemable Preferred Stock at $25 per share in a public offering. Net proceeds of approximately $41,357,000 were used to repay advances outstanding on the Company's line of credit. The preferred stock, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after June 19, 2003, has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

         In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of up to 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. Under the terms of this agreement, EastGroup Properties may sell 2,800,000 shares of Series B Preferred Stock to Five Arrows at up to five closings, at EastGroup's option, during the next twelve months. Under the terms of the agreement, EastGroup is required to sell at least 1,600,000 shares of Series B Preferred Stock over the next twelve months, but may at its sole discretion increase the number of shares sold to up to 2,800,000 under identical terms. In connection with this offering, EastGroup has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to the Series B Preferred Stock and the right to designate a member of the Board of Directors under certain circumstances.

         The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible.

(7)      COMMON STOCK REPURCHASE PROGRAM

         During the third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. As of September 30, 1998, the Company had repurchased 11,400 shares for $194,000. Under Maryland law, these shares became authorized but unissued shares of common stock when repurchased.

(8)      UPREIT STRUCTURE

         EastGroup is currently in the process of reorganizing its operations into an umbrella partnership REIT ("UPREIT") structure. Under this structure, all of EastGroup's real estate assets will be owned by EastGroup Properties, L.P., a Delaware limited partnership (the "Operating Partnership"). The Company anticipates that the UPREIT structure will enable it to pursue new investment opportunities by giving EastGroup the ability to offer units in the Operating Partnership to property owners in exchange for properties in transactions intended to achieve certain tax advantages. The Company anticipates completing the reorganization of its operations into the UPREIT structure in the fourth quarter of 1998. As of September 30, 1998, the Company had issued 32,409 Operating Partnership units (less than one percent) to unrelated parties.

(9)      FORWARD LOOKING STATEMENTS

         In addition to historical information, certain sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability, portfolio performance and analysis of the costs related to and the Company's preparedness with respect to computer system issues relating to the Year 2000. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Comments are for the balance sheet dated September 30, 1998 compared to December 31, 1997.)

         Assets of EastGroup were $576,996,000 at September 30, 1998, an increase of $163,869,000 from December 31, 1997. Liabilities increased $116,310,000 to $269,686,000; minority interests increased $281,000 to
$2,717,000 and stockholders' equity increased $47,278,000 to $304,593,000 during the same period. The paragraphs that follow explain these changes in greater detail.

         Industrial properties increased $185,440,000 during the nine months ended September 30, 1998. This increase was primarily due to the acquisition of 12 industrial properties for $80,972,000 and the purchase of the 25% interest in WestPort Commerce for $793,000 for a total of $81,765,000 (as detailed below) and the acquisition of 18 properties in the Meridian merger with an allocated purchase price of $96,343,000 (as detailed below). Capital improvements of $4,716,000 were made on existing and acquired properties. Adding to these increases were the reclassifications of four industrial properties from industrial development with total costs of $10,769,000. Offsetting these increases were reclassifications of four industrial properties to real estate held for sale with total costs of $7,699,000.

 INDUSTRIAL PROPERTIES                                             SIZE           DATE          COST
   ACQUIRED IN 1998                     LOCATION               (SQUARE FEET)    ACQUIRED    (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
Estrella East                      Phoenix, Arizona               174,000       02-18-98        $ 5,322
Stemmons Circle                    Dallas, Texas                   99,000       03-06-98          2,377
51st Avenue                        Phoenix, Arizona                79,000       03-09-98          2,329
3906 Airpark Drive                 Memphis, Tennessee              92,000       04-01-98          2,166
WestPort Commerce (25% interest)   Tampa, Florida                 140,000       06-05-98            793
Industry Distribution              Los Angeles, California        572,000       06-11-98         22,603
World Houston 1 & 2                Houston, Texas                 158,000       06-18-98          6,553
Airport Distribution               Tucson, Arizona                162,000       06-23-98          5,766
Interstate Commerce                Fort Lauderdale, Florida        85,000       06-24-98          3,137
American Plaza                     Houston, Texas                 121,000       06-25-98          5,318
Shaw Commerce                      Fresno, California             398,000       06-25-98         14,092
Northpointe Commerce               Oklahoma City, Oklahoma         58,000       09-01-98          3,883
World Houston 3, 4 & 5             Houston, Texas                 166,000       09-25-98          7,426
                                                                                             ----------
      TOTAL INDUSTRIAL ACQUISITIONS                                                             $81,765
                                                                                             ==========

   INDUSTRIAL PROPERTIES
       ACQUIRED IN                                                 SIZE          MERGER           COST
     MERIDIAN MERGER                   LOCATION                (SQUARE FEET)      DATE        (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------
East Maricopa Distribution         Phoenix, Arizona                14,000       06-01-98        $   640
East University I & II             Phoenix, Arizona               145,000       06-01-98          5,602
7th Street Distribution            Phoenix, Arizona                39,000       06-01-98          1,863
55th Street Distribution           Phoenix, Arizona               131,000       06-01-98          4,647
Ethan Allen Distribution           Los Angeles, California        300,000       06-01-98         12,719
Park Ridge Distribution            Boynton Beach, Florida          45,000       06-01-98          3,006
West Palm I & II                   West Palm Beach, Florida        26,000       06-01-98          3,177
Auburn Facility                    Auburn Hills, Michigan         114,000       06-01-98         16,152
Air Park Distribution II           Memphis, Tennessee              17,000       06-01-98            329
Delp Distribution I, II and III    Memphis, Tennessee             274,000       06-01-98          5,246
Getwell Distribution               Memphis, Tennessee              26,000       06-01-98            754
Lamar Distribution                 Memphis, Tennessee             276,000       06-01-98          6,659
Penney Distribution                Memphis, Tennessee             106,000       06-01-98          2,432
Senator Street Distribution II     Memphis, Tennessee             105,000       06-01-98          2,177
Waldenbooks Distribution           Nashville, Tennessee           564,000       06-01-98         22,145
Ambassador Row                     Dallas, Texas                  317,000       06-01-98          5,781
Carpenter Duplex                   Dallas, Texas                   47,000       06-01-98          1,041
Viscount Row                       Dallas, Texas                  104,000       06-01-98          1,973
                                                                                             ----------
     TOTAL MERIDIAN INDUSTRIAL                                                                  $96,343
                                                                                             ==========

         Industrial development increased $10,686,000 during the nine months ended September 30, 1998. This increase resulted primarily from year-to-date development costs of $21,439,000 on existing and completed development properties, offset by costs of $10,769,000 on completed development properties reclassified to industrial properties, as detailed below.


                                                             COSTS INCURRED
                                                       --------------------------
                                         SIZE AT      FOR THE NINE
                                       COMPLETION        MONTHS       CUMULATIVE AS     ESTIMATED
                                      (SQUARE FEET)   ENDED 9/30/98     OF 9/30/98    TOTAL COSTS(1)
                                        ---------       ---------       ---------       ---------
                                                              (In thousands)
LEASE-UP:
  Walden Distribution Center II
     Tampa, Florida                       122,000       $     987       $   3,799       $   3,948
  Sunbelt Distribution Center II
     Orlando, Florida                      61,000             875           2,057           2,232
  John Young
    Orlando, Florida                       51,000           1,839           2,397           2,899
                                        ---------       ---------       ---------       ---------
TOTAL LEASE-UP                            234,000           3,701           8,253           9,079
                                        ---------       ---------       ---------       ---------

UNDER CONSTRUCTION:
  World Houston 6
    Houston, Texas                         68,000           2,177           2,177           3,000
  World Houston 7 & 8
    Houston, Texas                        166,000           4,507           4,507           7,600
  Rampart Distribution Center III
    Denver, Colorado                       92,000             165           1,204           4,750
                                        ---------       ---------       ---------       ---------
TOTAL UNDER CONSTRUCTION                  326,000           6,849           7,888          15,350
                                        ---------       ---------       ---------       ---------

APPROVED BY BOARD FOR CONSTRUCTION:
  World Houston 9
    Houston, Texas                        160,000             890             890           7,200
  Airport Commerce Center
    Tampa, Florida                        108,000           1,327           1,327           5,427
  Westlake I
    Tampa, Florida                         70,000           1,540           1,540           4,072
  Sample 95 II
    Pompano, Florida                       70,000             918             918           3,438
  John Young II
    Orlando, Florida                       46,000             572             572           2,828
  Premier Beverage
    Tampa, Florida                        222,000               0               0           7,777
  Chestnut
    City of Industry, California           76,000           1,689           1,689           5,207
  Glenmont I
    Houston, Texas                        110,000             937             937           3,862
                                        ---------       ---------       ---------       ---------
TOTAL APPROVED BY BOARD                   862,000           7,873           7,873          39,811
                                        ---------       ---------       ---------       ---------

PROSPECTIVE DEVELOPMENT:
  Houston, Texas                          110,000               0               0           3,900
  Tampa, Florida                          459,000             503             503          21,600
                                        ---------       ---------       ---------       ---------
TOTAL PROSPECTIVE DEVELOPMENT             569,000             503             503          25,500
                                        ---------       ---------       ---------       ---------
                                        1,991,000          18,926          24,517          89,740
                                        =========       =========       =========       =========

COMPLETED DEVELOPMENT AND
TRANSFERRED TO INDUSTRIAL
PROPERTIES DURING 1998:
  Benjamin Distribution Center II
    Tampa, Florida                         47,000             815           2,417           2,546
  Palm River II
    Tampa, Florida                         72,000           1,236           3,143           3,290
  Rampart Distribution Center II
    Denver, Colorado                       66,000             294           3,207           3,207
  Chancellor Center
    Orlando, Florida                       51,000             168           2,002           2,011
                                        ---------       ---------       ---------       ---------
TOTAL TRANSFERRED TO INDUSTRIAL           236,000       $   2,513       $  10,769       $  11,054
                                        =========       =========       =========       =========

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data.


         Office buildings decreased $11,523,000 during the nine months ended September 30, 1998 as a result of capital improvements of $489,000 to existing buildings and the reclassification of Columbia Place with a cost of $12,012,000 to real estate held for sale. Additionally, apartments decreased $6,546,000 as a result of capital improvements of $146,000 and the reclassification of Grande Pointe Apartments with a cost of $6,692,000 to real estate held for sale.

         Real estate held for sale increased $2,382,000 primarily as a result of capital improvements of $47,000 and the reclassifications of six properties to real estate held for sale with a total cost of $26,403,000. These increases were offset by the sale of three apartment complexes with a total cost of $22,687,000, two industrial properties with a total cost of $1,372,000 and one small parcel of land with a cost of $9,000.

         Accumulated depreciation on real estate properties and real estate held for sale increased $7,430,000 primarily due to depreciation expense recognized for the nine months ended September 30, 1998. This increase was offset by the sales of the Hampton House Apartments with accumulated depreciation of $690,000, the Doral Club Apartments with $1,397,000, the Sutton House Apartments with $1,130,000, and 401 Exchange with $121,000.

         Mortgage loans receivable decreased $2,129,000 during the first nine months of 1998 as a result of amortization of loan discounts of $439,000 and the recognition of deferred gains of $383,000 on the payoff of the Jacksonville mortgage note receivable. These increases were offset by regularly scheduled principal payments of $602,000 and the repayment of $2,349,000 on two mortgage loans receivable.

         Investments in real estate investment trusts decreased from $16,518,000 at December 31, 1997 to $5,706,000 at September 30, 1998. The following table provides an analysis of the changes that occurred in these investments and accounts for the decrease.

Balance at December 31, 1997                                             $ 16,518
    Purchase of additional Meridian shares                                 52,760
    Recognized unrealized gains prior to Meridian merger                    2,100
    Investment of Meridian allocated to purchase price at merger date     (66,515)
    Balance of Meridian unrealized gains written off at merger date          (850)
    Investment in other real estate investment trusts                       1,801
    Recognized unrealized loss on other real estate investment trusts        (108)
                                                                         --------
Balance at September 30, 1998                                            $  5,706
                                                                         ========

         Mortgage notes payable increased $26,883,000 during the nine months ended September 30, 1998, as a result of regularly scheduled principal payments of $2,183,000; assumption of debt of $5,682,000 and $4,173,000 by the buyers of Sutton House and Doral Club Apartments, respectively; the repayment of $1,668,000 on the Metro mortgage note payable; and the debt assumptions by the Company of $2,614,000 on the acquisition of Estrella, $4,553,000 on the acquisition of World Houston 1 & 2 and $33,422,000 on the Meridian VIII acquisitions. Terms of these mortgage notes payable are detailed in the following tables.


                        MORTGAGES ASSUMED IN ACQUISITIONS

 DATE OF                                                            AMOUNT OF
ASSUMPTION                            INTEREST    MATURITY           MORTGAGE
 OF LOAN            PROPERTY            RATE        DATE          (IN THOUSANDS)
--------------------------------------------------------------------------------
 02-18-98      Estrella                9.250%     01-02-03           $ 2,614
 06-18-98      World Houston 1 & 2     7.770%     04-15-07             4,553
                                                                     -------
                                                                     $ 7,167
                                                                     =======

                      MORTGAGES ASSUMED IN MERIDIAN MERGER

 DATE OF                                                            AMOUNT OF
ASSUMPTION                                  INTEREST   MATURITY      MORTGAGE
 OF LOAN                PROPERTY              RATE       DATE     (IN THOUSANDS)
--------------------------------------------------------------------------------
 06-01-98    Auburn                          8.875%    08-01-09      $ 5,529
 06-01-98    West Palm                       8.250%    09-01-00          986
 06-01-98    Ethan Allen                     8.060%    06-26-07        6,438
 06-01-98    55th St., 7th St. & E. Univ.    8.060%    06-26-07        5,942
 06-01-98    Lamar                           8.000%    11-01-98        1,642
 06-01-98    Waldenbooks                     7.830%    09-15-07       12,885
                                                                     -------
                                                                     $33,422
                                                                     =======

         Notes payable to banks increased from $41,770,000 at December 31, 1997 to $126,148,000 at September 30, 1998, as a result of borrowings of $178,822,000 and payments of $94,444,000. As of September 30, 1998, the acquisition line had a balance of $100,000,000 and the working capital line had a balance of $26,148,000. These lines of credit are described in detail under Liquidity and Capital Resources.

         Undistributed earnings increased from $13,633,000 at December 31, 1997 to $16,284,000 at September 30, 1998, as a result of $20,700,000 net income less dividends on preferred stock of $1,099,000 and dividends on common stock of $16,950,000.

RESULTS OF OPERATIONS

(Comments are for the three months and nine months ended September 30, 1998, compared to the three months and nine months ended September 30, 1997.)

         Net income available to common stockholders for the three months and nine months ended September 30, 1998 was $9,184,000 ($.56 per basic and diluted share) and $19,601,000 ($1.20 per basic share and $1.19 per diluted share), compared to net income for the three months and nine months ended September 30, 1997 of $9,905,000 ($.78 per basic share and $.77 per diluted share) and $16,540,000 ($1.34 per basic share and $1.32 per diluted share). Income before gain on investments was $5,158,000 and $14,614,000 for the three months and nine months ended September 30, 1998, compared to $3,605,000 and $10,133,000 for the three months and nine months ended September 30, 1997. Gains on investments were $4,996,000 and $6,086,000 for the three months and nine months ended September 30, 1998, compared to $6,300,000 and $6,407,000 for the three months and nine months ended September 30, 1997. The paragraphs that follow describe the results of operations in greater detail.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $6,372,000 or 74% for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. For the nine months ended September 30, 1998, PNOI increased by $15,072,000 or 61% compared to the nine months ended September 30, 1997.

         Property net operating income (loss) and percentage leased by property type were as follows:


                             PROPERTY NET OPERATING INCOME (PNOI)
                          ------------------------------------------
                          THREE MONTHS ENDED      NINE MONTHS ENDED    PERCENTAGE
                             SEPTEMBER 30,          SEPTEMBER 30,        LEASED
                           1998        1997       1998        1997       9-30-98
                          -------     -------    -------     -------     -------
                                        (In thousands)
Industrial                $13,197       6,315     33,428      17,131        97%
Office Buildings            1,231       1,378      3,622       4,382       100%
Apartments                    613         884      2,690       2,680        95%
Other                          (8)         84        (15)        460
                          -------     -------    -------     -------
     TOTAL PNOI           $15,033       8,661     39,725      24,653
                          =======     =======    =======     =======

         PNOI from industrial properties increased $6,882,000 and $16,297,000 for the three months and nine months ended September 30, 1998, compared to September 30, 1997. Industrial properties held throughout the three months and nine months ended September 30, 1998 and 1997, showed an increase in PNOI of 8.3% for the three months ended September 30, 1998 and 6.9% for the nine months ended September 30, 1998. The increase in PNOI from industrial properties resulted primarily from the 1997 and 1998 acquisitions and from an increase in same store property operations.

         PNOI from the Company's office buildings decreased $147,000 and $760,000 for the three months and nine months ended September 30, 1998, compared to September 30, 1997. These decreases were primarily the result of the sale of the Santa Fe Office Building in July 1997. Office buildings held throughout the three months and nine months ended September 30, 1998 showed an increase of 1.3% and 4.9%, respectively.

         PNOI from the Company's apartment properties decreased $271,000 and increased $10,000, respectively, for the three months and nine months ended September 30, 1998, compared to September 30, 1997. The decrease in the three months ended September 30, 1998 is attributable to the sale of the Sutton House and Doral Club Apartments in September 1998 and the Hampton House Apartments in June 1998. The nine months ended September 30, 1998 would also have shown a decrease except for the improved operating efficiencies and near capacity occupancy levels at the remaining apartment complexes.

         Interest income on mortgage loans decreased $103,000 and $241,000 for the three months and nine months ended September 30, 1998 compared to 1997. The following is a breakdown of interest income for the three months and nine months ended September 30, 1998 compared to 1997:

                                          INTEREST INCOME FROM MORTGAGE LOANS
                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                          1998       1997       1998       1997
                                          -----      -----      -----      -----
                                                      (In thousands)
Land                                      $ 217        223        661        676
Apartments                                  140        134        415        398
Motels                                       42        130        133        301
Other                                        28         43         84        159
                                          -----      -----      -----      -----
     TOTAL INTEREST INCOME                $ 427        530      1,293      1,534
                                          =====      =====      =====      =====

         Interest income from motel mortgage loans decreased as a result of the repayment of the Plus Park, Bell Road and Jacksonville mortgage loans. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their net realizable value. Interest income on other mortgage loans decreased primarily as a result of the repayment of three mortgage loans.

         Total interest expense increased $2,251,000 and $4,828,000 for the three months and nine months ended September 30, 1998 compared to 1997. Average bank borrowings were $115,806,000 and $84,063,000 for the three months and nine months ended September 30, 1998, compared to $24,526,000 and $12,586,000 for the same period of 1997. Average bank borrowings increased primarily as a result of the Meridian acquisition and the acquisition of other industrial properties. Bank interest rates at September 30, 1998 and 1997 were 7.045% (LIBOR plus 1.40%) and 7.4375% (LIBOR plus 1.75%), respectively. Interest costs incurred during the period of construction of real estate properties are capitalized. The interest costs capitalized on real estate properties for the three months and nine months ended September 30, 1998 were $272,000 and $560,000 compared to $144,000 and $246,000 for the three months and nine months ended September 30, 1997. Interest expense on real estate properties increased primarily as a result of mortgages assumed on Southbay, Estrella, World Houston 1 & 2 and mortgages assumed in the Meridian VIII merger discussed previously.

         Depreciation and amortization increased $1,962,000 and $4,464,000 for the three months and nine months ended September 30, 1998 compared to 1997. This increase was primarily due to the industrial properties acquired in both 1997 and 1998, offset by the sale of the Hampton House Apartments in June 1998, and the sales of the Doral Club Apartments, the Sutton House Apartments, East Maricopa and 401 Exchange during third quarter 1998.

         The increase in general and administrative expenses of $70,000 and $445,000 for the three months and nine months ended September 30, 1998 is primarily due to an increase in general and administrative costs due to growth of the Company.

         A summary of gains (losses) on real estate investments for the nine months ended September 30, 1998 and 1997 is detailed below.

                                                                         RECOGNIZED
                                            BASIS      NET SALES PRICE   GAIN (LOSS)
                                           --------        --------       --------
                                                       (IN THOUSANDS)
1998
Real estate properties:
    Hampton House Apartments               $  5,977           6,611            634
    Sutton House Apartments                   7,696           9,453          1,757
    Doral Club Apartments                     5,900           9,051          3,151
    401 Exchange                                621             666             45
    East Maricopa                               630             630             --
LNH Land                                          9              52             43
Jacksonville--deferred gain                    (383)             --            383
Other                                           (73)             --             73
                                           --------        --------       --------
                                           $ 20,377          26,463          6,086
                                           ========        ========       ========
1997
Real estate properties:
    Santa Fe Entergy Building              $ 10,354          12,660          2,306
    Liberty Corners Shopping Center           2,650           5,275          2,625
    Cowesett Corners Shopping Center          4,237           5,946          1,709
Mortgage loan write-down                        490              --           (490)
Other                                            --             257            257
                                           --------        --------       --------
                                           $ 17,731          24,138          6,407
                                           ========        ========       ========

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances.

Capital expenditures for the nine months ended September 30, 1998 by category and for 1997 are as follows:

                                                                     1998                        1997
                                        ---------------------------------------------------------------
                                                                                Industrial
                                      Industrial       Other         Total      Development      Total
                                        -------       -------       -------       -------       -------
                                                                 (In thousands)

Upgrade on Acquisitions                 $ 1,785            --         1,785            --           465
Major Renovation                            318            --           318            --            80
New Development                             162            --           162        20,827         7,706
Tenant Improvements:
   New Tenants                            1,468           377         1,845            --         1,209
   New Tenants (first generation)            73            --            73           612           307
   Renewal Tenants                          640           108           748            --           288
Other                                       271           196           467            --           845
                                        -------       -------       -------       -------       -------
     TOTAL CAPITAL EXPENDITURES         $ 4,717           681         5,398        21,439        10,900
                                        =======       =======       =======       =======       =======

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the nine months ended September 30, 1998 by category and for 1997 is as follows:


                                                                 1998                       1997
                                       ----------------------------------------------------------
                                                                           Industrial
                                     Industrial     Other        Total     Development     Total
                                       ------       ------       ------       ------       ------
                                                             (In thousands)
Capitalized Leasing Costs:
  New Tenants                          $  740          112          852           --          948
  New Tenants (first generation)          311           --          311           63           82
  Renewal Tenants                         907           --          907           --          444
                                       ------       ------       ------       ------       ------
TOTAL CAPITALIZED LEASING COSTS        $1,958          112        2,070           63        1,474
                                       ======       ======       ======       ======       ======

AMORTIZATION OF LEASING COSTS:                                   $  778                       503
                                                                 ======                    ======


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $27,337,000 for the nine months ended September 30, 1998. The Company distributed $16,950,000 in common stock dividends and $280,000) in preferred stock dividends. Other sources of cash were collections on mortgage loan receivables, mortgage borrowings, bank borrowings and proceeds from the preferred stock offering. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments, purchases of real estate investment trust shares and repurchase of common shares. Total debt at September 30, 1998 and 1997 was as follows:

                                                          AS OF SEPTEMBER 30,
                                                         1998             1997
                                                        --------        --------
                                                             (In thousands)
Mortgage Notes Payable -- Fixed Rate                     $132,263         146,842
Bank Notes Payable -- Floating Rate                       126,148          35,044
                                                         --------        --------
     TOTAL DEBT                                          $258,411         181,886
                                                         ========        ========

         The Company currently has an acquisition credit line of $100,000,000 available for the acquisition of properties and a $50,000,000 working capital line. The facilities bear interest at LIBOR plus 1.40%. As of September 30, 1998, the acquisition line had a balance of $100,000,000 and the working capital line had a balance of $26,148,000.

         Budgeted capital expenditures for the year ending December 31, 1998 are as follows:

                                                                         INDUSTRIAL
                                            CAPITAL IMPROVEMENTS         DEVELOPMENT
                                        --------------------------------------------
                                        INDUSTRIAL    OFFICE     TOTAL     TOTAL
                                        ----------   --------   -------   -------
                                                      (IN THOUSANDS)
Upgrades on Acquisitions                $2,175          --       2,175         --
Major Renovation                           439          --         439         --
New Development                             --          --          --     27,022
Tenant Improvements:
    New Tenants                          2,262         447       2,709         --
    New Tenants (first generation)       1,689          --       1,689        363
    Renewal Tenants                      1,094         114       1,208         --
Other                                    1,077          30       1,107         --
                                        ------        ----       -----    ------
     TOTAL BUDGETED                     $8,736         591       9,327     27,385
                                        ======        ====       =====    ======

         The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under the working capital line of credit) will be adequate for the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to stockholders,
(iv) capital improvements, and (v) normal repair and maintenance expenses at its properties. EastGroup has and will continue to explore various financing alternatives to fund the acquisitions. These include additional bank debt, fixed rate mortgage financing and the sale of additional equity securities, including the sale of the Series B Preferred Stock discussed in Note 6.

         As of November 12, 1998, the Company had entered into a contract to purchase an 84,000 square foot industrial property located in Houston for an approximate purchase price of $4,320,000.

         Also, as of November 12, 1998, the Company had entered into a contract to sell the 46,000 square foot Park Ridge Distribution Center located in Boynton Beach, Florida for a sales price of $3,190,000.

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

YEAR 2000 ISSUE

         The Company has been addressing the potential computer program and other related problems resulting from the arrival of Year 2000 (Y2K). We have established a Y2K compliance review process to assess the impact on our internal financial and management information systems and property mechanical operations systems, as well as the potential impact on the Company from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties").

         Regarding the Company's internal financial and management information systems, as part of the Company's ongoing capital improvements process, we plan to replace during the first quarter of 1999 our financial information and reporting system (which the vendor has represented to us is Y2K compliant) with a new, more efficient, information and reporting system which is designed to be Y2K compliant that will also be used by our major external property managers.

         The Company is assessing Y2K compliance of its individual property engineering and mechanical systems through inquiry via questionnaire of its respective property managers. This is designed to identify any unexpected systems that may not be compliant early on so as to avert any major interruption in the provision of services to our tenants. In addition, during fourth quarter 1998, the Company sent correspondence to all tenants to determine how the Y2K issue is being addressed at the tenant level in an attempt to determine the impact on revenue, if any.

         Additionally, the Company's compliance plan is to continue the process of conducting inquiries of independent third party vendors and suppliers in order to determine if these third parties have Y2K problems and what contingency plans they have developed to deal with identified exposure. Based on the results of these inquiries and those of our property managers and tenants, we will formulate appropriate contingency plans to take necessary and feasible precautions against problems not within our control. The Company is also continuing the process of reviewing its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be ongoing for the remainder of 1998 and will likely extend into 1999 depending upon the timeliness of activities of independent third parties.

                           EASTGROUP PROPERTIES, INC.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 2 - Investment Agreement dated as of September 25, 1998 between EastGroup Properties, Inc. and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to Registrant's Form 8-K filed September 25, 1998).

         (b) Exhibit 4(a) - Articles Supplementary of EastGroup Properties, Inc. dated September 25, 1998 creating the Registrant's Series B Cumulative Convertible Preferred Stock (incorporated by reference to Registrant's Form 8-K filed September 25, 1998).

             Exhibit 4(b) - Operating Agreement dated as of September 25, 1998 between EastGroup Properties, Inc. and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to Registrant's Form 8-K filed September 25, 1998).

             Exhibit 4(c) - Agreement and Waiver between EastGroup Properties, Inc. and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to Registrant's Form 8-K filed September 25, 1998).

         (c) Exhibit 27 - 1998 Financial Data Schedule attached hereto.

         (d) Exhibit 27 - Restated 1997 Financial Data Schedule attached hereto.

         (e) Report on Form 8-K - Filed September 25, 1998, reporting EastGroup Properties, Inc.'s agreement with Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of up to 2,800,000 shares of 8.75% Series B Cumulative Convertible Preferred Stock at a net price of $24.50 per share.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 1998

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