Form 10-K405
period 1998-12-31
EASTGROUP PROPERTIES INC
filed 1999-03-19
CIK 49600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 1-7094

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                    SHARES OF COMMON STOCK, $.0001 PAR VALUE,
   SHARES OF SERIES A 9.00% CUMULATIVE REDEEMABLE PREFERRED, $.0001 PAR VALUE
                             NEW YORK STOCK EXCHANGE

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

                                 YES (x) NO ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1999 was $275,867,516.

                  The number of shares of common stock, $.0001 par value, outstanding as of March 10, 1999 was 16,287,381.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION

         EastGroup Properties, Inc. (the "Company" or "EastGroup") is an equity real estate investment trust ("REIT") organized in 1969. The Company has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code, as amended, and intends to continue to qualify to be so taxed.

         On March 20, 1997, the Company announced that its Board of Directors approved a three-for-two share split in the form of a share dividend of one share for every two shares outstanding. The share dividend was distributed on April 7, 1997 to shareholders of record as of March 31, 1997. All share and per share amounts in the Company's financial statements have been retroactively restated for the share split.

ADMINISTRATION

         The Company is self-administered and maintains its principal executive offices in Jackson, Mississippi. As of March 10, 1999, EastGroup had 45 full-time and three part-time employees.

CURRENT OPERATIONS

         EastGroup is a self-administered REIT focused on the ownership, acquisition and selective development of industrial properties in major Sunbelt markets throughout the United States. As of December 31, 1998, EastGroup's portfolio included industrial properties comprising over 14 million square feet of leasable space. As of December 31, 1998, the industrial portfolio was 98% leased.

         During 1998, EastGroup significantly expanded its industrial properties portfolio through 30 acquisitions in seven states, aggregating 4,954,000 square feet of leasable space for a total cost of approximately $178,163,000. Additionally, capital improvements amounting to $7,543,000 were made on existing properties, and $25,511,000 was invested in industrial development projects. In addition to direct property acquisitions, EastGroup also seeks to grow its portfolio through the acquisition of other public and private real estate companies and REITs. EastGroup invested $1,832,000 in stock of other REITs during the year. The Company sold three industrial properties, four apartment complexes, one office building and one small parcel of land for net proceeds of $50,620,000 and gains of approximately $9,257,000. Deferred gains of $456,000 were also recognized on two other properties for total gains of $9,713,000.

         The Company intends to continue to qualify as a REIT under the Code. Ordinary taxable income will continue to be paid to the stockholders. The Company has the option of (i) paying out capital gains to the stockholders with no tax to the Company, (ii) paying a capital gains tax and retaining the gains on sales, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The book value of the property sold and the retained portion of capital gains, if any, are generally reinvested by the Company, which considers many factors in making these investments, such as type of property, location, current yield, potential for appreciation and others.

         EastGroup incurs short-term floating rate debt in connection with the acquisition of real estate and payment of costs of development projects, and attempts to replace floating rate debt with fixed-rate term loans secured by real property or to repay the debt with the proceeds of sales of equity securities as market conditions permit. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup's equity securities.

         EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make loans other than in connection with such transactions.

         EastGroup has no present intentions of underwriting securities of other issuers. The strategies and policies set forth above were determined, and are subject to review by, EastGroup's Board of Directors which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its stockholders, which contain financial statements audited by the Company's independent public accountants.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of EastGroup's properties have been subjected to environmental audits by independent environmental consultants, which reports have not revealed any potential significant environmental liability. Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup's business, assets, financial position or results of operations.

ITEM 2.  PROPERTIES.

         The Company conducts its primary operations from approximately 11,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. In March 1998, EastGroup acquired Ensign Properties, Inc., an independent industrial developer in Orlando. This acquisition allowed EastGroup to become self-managed in Orlando and Tampa with plans to expand self-management to its other Florida markets. It also significantly increases the Company's development capability in Florida. In September 1998, EastGroup opened a western regional office based in Phoenix, Arizona. This office manages the Company's operations in Arizona and California that total over 4.6 million square feet of industrial space.

         At December 31, 1998, the Company did not own any single property that is 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

               SHARES OF COMMON STOCK MARKET PRICES AND DIVIDENDS

         The Company's shares of Common Stock are presently listed for trading on the New York Stock Exchange under the symbol "EGP." The following table shows the high and low share prices for each quarter (first quarter of 1997 restated to give effect to the 3 for 2 share split in April 1997) reported by the

New York Stock Exchange during the past two years and per share distributions paid (restated to give effect to the share split) for each quarter.

                          CALENDAR 1998                                          CALENDAR 1997
                          -------------                                          -------------
QUARTER              HIGH            LOW       DISTRIBUTIONS             HIGH            LOW        DISTRIBUTIONS
-------              ----            ---       -------------             ----            ---        -------------
First              $22.13           19.44             $  .34            $19.92          17.75              $  .33
Second              20.88           18.88                .34             20.25          17.38                 .33
Third               21.88           16.31                .36             22.94          19.25                 .34
Fourth              19.75           16.75                .36             22.88          18.75                 .34
                                                      ------                                               ------
                                                      $ 1.40                                               $ 1.34
                                                      ======                                               ======


         SHARES OF SERIES A PREFERRED STOCK MARKET PRICES AND DIVIDENDS

         The Company's shares of Series A 9.00% Cumulative Redeemable Preferred Stock are also listed for trading on the New York Stock Exchange and trade under the symbol "EGP PrA." The following table shows the high and low preferred share prices and per share distributions paid for each quarter of 1998 (no Preferred Shares were issued in 1997 or in the first quarter 1998) reported by the New York Stock Exchange.

                       CALENDAR 1998                                        CALENDAR 1997
                       -------------                                        -------------
QUARTER           HIGH              LOW     DISTRIBUTIONS              HIGH             LOW      DISTRIBUTIONS
-------           ----              ---     -------------              ----             ---      -------------
First             N/A               N/A              N/A               N/A              N/A               N/A
Second            25.50             25.38            N/A               N/A              N/A               N/A
Third             25.50             23.50          $.1625              N/A              N/A               N/A
Fourth            25.25             23.50           .5625              N/A              N/A               N/A
                                                   ------
                                                   $.7250
                                                   ======

         As of March 10, 1999, there were 1,291 holders of record of the Company's 16,287,381 outstanding shares of common stock. Approximately 91% of the Company's outstanding common shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple common stock owners. In 1998, of the $1.40 per common share total distributions paid, $1.36 per share was taxable as ordinary income for federal income tax purposes and $.04 per share represented a 20% long-term capital gain. In 1997, of the $1.34 per common share total distributions paid, $1.14 per share was taxable as ordinary income for federal income tax purposes and $.20 per share represented a return of capital.

         As of March 10, 1999, there were 47 holders of record of the Company's 1,725,000 outstanding shares of Series A preferred stock. Approximately 98% of the Company's outstanding Series A preferred shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple preferred stock owners. All of the $.725 per share Series A preferred stock distributions paid in 1998 was taxable as ordinary income for federal income tax purposes.

         In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of up to 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible. In December 1998, the Company sold $10 million of the Series B Preferred Stock to Five Arrows and plans to sell the remaining $60 million by September 25, 1999. No dividends were paid on the Series B preferred stock during 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

          The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                   Years Ended December 31,
                                        --------------------------------------------
                                        1998      1997      1996      1995      1994
                                        ----      ----      ----      ----      ----
                                            (In thousands, except per share data)
OPERATING DATA:
Revenues
  Income from real estate operations   $74,312    49,791    37,143    28,386    23,194
  Interest                               1,868     2,571     1,718     1,036     1,054
  Other                                    548     1,260       904       842       647
                                       -------   -------   -------   -------   -------
                                        76,728    53,622    39,765    30,264    24,895
                                       -------   -------   -------   -------   -------
Expenses
  Operating expenses of
    real estate operations              19,328    14,825    13,262    11,575     9,741
  Interest expense                      16,948    10,551     8,930     6,287     3,905
  Depreciation and
    amortization                        16,574    10,409     7,759     5,613     4,323
  General and administrative
    expenses                             3,822     2,923     2,356     2,180     2,046
  Stock appreciation rights and
    incentive compensation recovery          -         -         -         -      (129)
                                       -------   -------   -------   -------   -------
                                        56,672    38,708    32,307    25,655    19,886
                                       -------   -------   -------   -------   -------
Income before minority interest
  and gain on investments               20,056    14,914     7,458     4,609     5,009
Minority interests in
  joint ventures                           433       512       289       220       163
                                       -------   -------   -------   -------   -------
Income before gains
  on investments                        19,623    14,402     7,169     4,389     4,846
Gains on investments
  Real estate                            9,713     6,377     5,334     3,322     2,322
  Real estate investment
    trust securities                         -         -         6         -         -
                                       -------   -------   -------   -------   -------
Net income                              29,336    20,779    12,509     7,711     7,168
Preferred dividends                      2,070         -         -         -         -
                                       -------   -------   -------   -------   -------
Net income available to
  common shareholders                  $27,266    20,779    12,509     7,711     7,168
                                       =======   =======   =======   =======   =======
BASIC PER SHARE DATA:
  Net income available
    to common shareholders             $  1.67      1.58      1.44      1.22      1.16
  Weighted average number of
    shares outstanding                  16,283    13,176     8,677     6,338     6,170
DILUTED PER SHARE DATA:
  Net income available
    to common shareholders             $  1.66      1.56      1.43      1.21      1.15
  Weighted average number of
    shares outstanding                  16,432    13,338     8,749     6,362     6,220
OTHER PER SHARE DATA:
   Book value (at end of
      year)                            $ 16.12     15.88     13.78     13.06     12.98
   Common distributions declared          1.40      1.34      1.28      1.23      0.87
   Common distributions paid              1.40      1.34      1.28      1.23      1.16


                                                           YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                           1998         1997         1996         1995        1994
                                         ---------    ---------    ---------    ---------    ---------
                                                     (In thousands, except per share data)
OTHER DATA:
Funds from operations:
  Net income                             $  29,336       20,779       12,509        7,711        7,168
  Preferred dividends                       (2,070)           -            -            -            -
                                         ---------    ---------    ---------    ---------    ---------
  Net income available to
   common shareholders                      27,266       20,779       12,509        7,711        7,168
    Add:
    Depreciation and amortization           16,574       10,409        7,759        5,613        4,323
    Real estate investment
      trust dividends received                   -            -           77          182           60
    Deduct:
    Gains on investments, net               (9,713)      (6,377)      (5,340)      (3,322)      (2,322)
    Equity in earnings of real
      estate investment trust                    -            -          (43)        (203)        (123)
    Stock appreciation rights and
      incentive compensation recovery            -            -            -            -         (129)
    Other                                     (324)        (284)        (142)        (134)         (64)
                                         ---------    ---------    ---------    ---------    ---------
Funds from operations (1)                $  33,803       24,527       14,820        9,847        8,913
                                         =========    =========    =========    =========    =========
Cash flows provided by (used in):
  Operating activities                   $  29,393       23,685       13,996        9,746        8,448
  Investing activities                    (123,592)     (79,959)        (577)      (5,721)     (46,831)
  Financing activities                      95,685       57,134      (13,007)      (4,300)      35,994

BALANCE SHEET DATA (AT END
  OF YEAR):
  Real estate investments, at cost (2)   $ 582,565      419,857      292,620      162,400      165,395
  Real estate investments, net of
    accumulated depreciation and
    allowance for losses (2)               539,729      387,545      269,058      143,194      149,507
  Total assets                             567,548      413,127      281,455      157,955      154,860
  Mortgage, bond and bank
    loans payable                          236,816      147,150      129,078       71,562       68,229
  Total liabilities                        251,524      155,812      136,129       75,055       72,684
  Total shareholders' equity               316,024      257,315      145,326       82,900       82,176


(1) EastGroup defines funds from operations ("FFO"), consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net income (loss)(computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with standards established by EastGroup, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

(2) Does not include a 50% controlled joint venture investment of $4,367,000 at December 31, 1996 that was sold in 1997, or the $500,000 land purchase-leaseback held for sale at December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

         Assets of EastGroup were $567,548,000 at December 31, 1998, an increase of $154,421,000 from December 31, 1997. Liabilities (excluding minority interests) increased $95,445,000 to $248,821,000; minority interests increased $267,000 to $2,703,000; and stockholders' equity increased $58,709,000 to $316,024,000 during the same period. Book value per common share increased from $15.88 at December 31, 1997 to $16.12 at December 31, 1998.

         Industrial properties increased $190,379,000 during the year ended December 31, 1998 as compared to 1997. This increase was primarily due to the acquisition of 12 industrial properties for $81,004,000 and the purchase of the remaining 25% interest in WestPort Commerce for $793,000 for a total of $81,797,000 (as detailed below) and the acquisition of 18 properties in the Meridian merger with an allocated purchase price of $96,366,000 (as detailed below). Capital improvements of $6,777,000 were made on existing and acquired properties. Adding to these increases were the reclassifications of five industrial properties from industrial development with total costs of $13,618,000. Offsetting these increases were the sales of three industrial properties with total costs of $4,547,000 and the reclassification of one industrial property with total costs of $3,179,000 to real estate held for sale.

 INDUSTRIAL PROPERTIES                                                  SIZE             DATE                COST
   ACQUIRED IN 1998                    LOCATION                    (SQUARE FEET)       ACQUIRED         (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------

Estrella East                      Phoenix, Arizona                   174,000          02-18-98              $5,322
Stemmons Circle                    Dallas, Texas                       99,000          03-06-98               2,377
51st Avenue                        Phoenix, Arizona                    79,000          03-09-98               2,329
Airpark Distribution               Memphis, Tennessee                  92,000          04-01-98               2,166
WestPort Commerce (25% interest)   Tampa, Florida                     140,000          06-05-98                 793
Industry Distribution              Los Angeles, California            572,000          06-11-98              22,603
World Houston 1 & 2                Houston, Texas                     158,000          06-18-98               6,553
Airport Distribution               Tucson, Arizona                    162,000          06-23-98               5,775
Interstate Commerce                Fort Lauderdale, Florida            85,000          06-24-98               3,137
American Plaza                     Houston, Texas                     121,000          06-25-98               5,322
Shaw Commerce                      Fresno, California                 398,000          06-25-98              14,092
Northpointe Commerce               Oklahoma City, Oklahoma             58,000          09-01-98               3,890
World Houston 3, 4 & 5             Houston, Texas                     166,000          09-25-98               7,438
                                                                                                            -------
      TOTAL INDUSTRIAL ACQUISITIONS                                                                         $81,797
                                                                                                            =======


 INDUSTRIAL PROPERTIES ACQUIRED
               IN                                                 SIZE               MERGER              COST
        MERIDIAN MERGER                   LOCATION            (SQUARE FEET)           DATE          (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
East Maricopa Distribution        Phoenix, Arizona                   14,000          06-01-98                 $435
East University I & II            Phoenix, Arizona                  145,000          06-01-98                5,602
7th Street Distribution           Phoenix, Arizona                   39,000          06-01-98                1,863
55th Street Distribution          Phoenix, Arizona                  131,000          06-01-98                4,629
Ethan Allen Distribution          Los Angeles, California           300,000          06-01-98               12,719
Park Ridge Distribution           Boynton Beach, Florida             45,000          06-01-98                3,181
West Palm I & II                  West Palm Beach, Florida           26,000          06-01-98                3,177
Auburn Facility                   Auburn Hills, Michigan            114,000          06-01-98               16,152
Air Park Distribution II          Memphis, Tennessee                 17,000          06-01-98                  329
Delp Distribution I, II and III   Memphis, Tennessee                274,000          06-01-98                5,246
Getwell Distribution              Memphis, Tennessee                 26,000          06-01-98                  754
Lamar Distribution                Memphis, Tennessee                276,000          06-01-98                6,730
Penney Distribution               Memphis, Tennessee                106,000          06-01-98                2,432
Senator Street Distribution II    Memphis, Tennessee                105,000          06-01-98                2,177
Waldenbooks Distribution          Nashville, Tennessee              564,000          06-01-98               22,145
Ambassador Row                    Dallas, Texas                     317,000          06-01-98                5,781
Carpenter Duplex                  Dallas, Texas                      47,000          06-01-98                1,041
Viscount Row                      Dallas, Texas                     104,000          06-01-98                1,973
                                                                                                           -------
     TOTAL MERIDIAN INDUSTRIAL                                                                             $96,366
                                                                                                           =======


         Industrial development increased $11,851,000 during the year ended December 31, 1998. This increase resulted primarily from development costs of $25,511,000 on existing and completed development properties, offset by costs of $13,618,000 on completed development properties reclassified to industrial properties, as detailed below (approximately $251,000 of costs were incurred on such properties subsequent to reclassification to industrial properties).


                                                            COSTS INCURRED
                                     SIZE AT      -----------------------------------
                                     COMPLETION   FOR THE 12 MONTHS    CUMULATIVE AS      ESTIMATED
                                    (SQUARE FEET)  ENDED 12-31-98       OF 12-31-98      TOTAL COSTS (1)
                                    -------------------------------------------------------------------
                                                               (IN THOUSANDS)
LEASE-UP:
---------
  Walden Distribution Center II
    Tampa, Florida                     122,000      $    1,774                 4,191             4,300
  Sunbelt Distribution Center II
    Orlando, Florida                    61,000           1,030                 2,212             2,300
  John Young
    Orlando, Florida                    51,000           2,357                 2,915             2,915
  World Houston 7 & 8
    Houston, Texas                     166,000           4,687                 4,687             7,600
                                    ------------------------------------------------------------------
TOTAL LEASE-UP                         400,000           9,848                14,005            17,115
                                    ------------------------------------------------------------------
UNDER CONSTRUCTION:
-------------------
  Rampart Distribution Center III
    Denver, Colorado                    92,000           1,134                 2,172             5,553
  Sample 95 II
    Pompano, Florida                    70,000           1,012                 1,012             3,587
  World Houston 9
    Houston, Texas                     160,000           1,016                 1,016             7,289
  Airport Commerce Center
    Tampa, Florida                     108,000           1,385                 1,385             5,962
  John Young II
    Orlando, Florida                    46,000             665                   665             3,164
  Premier Beverage
    Tampa, Florida                     222,000             408                   408             7,775
  Chestnut
    City of Industry, California        75,000           1,674                 1,674             5,207
                                    ------------------------------------------------------------------
TOTAL UNDER CONSTRUCTION               773,000           7,294                 8,332            38,537
                                    ------------------------------------------------------------------
APPROVED BY BOARD:
------------------
  Westlake I
    Tampa, Florida                      70,000           1,611                 1,611             3,922
  Glenmont I
    Houston, Texas                     110,000             937                   937             3,551
  Main Street
    Carson , California                106,000            --                    --               5,548
                                    ------------------------------------------------------------------
TOTAL APPROVED BY BOARD                286,000           2,548                 2,548            13,021
                                    ------------------------------------------------------------------
PROSPECTIVE DEVELOPMENT:
------------------------
    Houston, Texas                     110,000            --                    --               3,900
    Tampa, Florida                     459,000             460                   797            21,600
                                    ------------------------------------------------------------------
TOTAL PROSPECTIVE DEVELOPMENT          569,000             460                   797            25,500
                                    ------------------------------------------------------------------
                                     2,028,000      $   20,150                25,682            94,173
                                    ==================================================================
COMPLETED DEVELOPMENT AND
TRANSFERRED TO INDUSTRIAL
PROPERTIES DURING 1998:
-----------------------
  Benjamin Distribution Center II
    Tampa, Florida                      47,000      $      815                 2,437             2,437
  Palm River II
    Tampa, Florida                      72,000           1,236                 3,307             3,307
  Rampart Distribution Center II
    Denver, Colorado                    66,000             294                 3,266             3,266
  Chancellor Center
    Orlando, Florida                    51,000             168                 2,011             2,011
  World Houston 6
    Houston, Texas                      68,000           2,848                 2,848             2,848
                                    ------------------------------------------------------------------
TOTAL TRANSFERRED TO INDUSTRIAL        304,000      $    5,361                13,869            13,869
                                    ==================================================================


(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from governmental entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.

         Office buildings decreased $32,857,000 during the year ended December 31, 1998, as a result of capital improvements of $500,000, the sale of the Columbia Place Office Building with a cost of $12,012,000, and the reclassification of the 8150 Leesburg Pike Office Building with a cost of $21,345,000 to real estate held for sale.

         Apartments decreased $6,514,000 as a result of capital improvements of $206,000 and the sale of Grande Pointe Apartments with a cost of $6,720,000.

         Real estate held for sale increased $2,387,000 primarily as a result of capital improvements of $60,000 and the reclassifications of three properties to real estate held for sale with a total cost of $25,023,000. These increases were primarily offset by the sales of three apartment complexes with total costs of $22,687,000 and one small parcel of land with a cost of $9,000.

         Accumulated depreciation on real estate properties and real estate held for sale increased $10,524,000 due to depreciation expense of $15,239,000, offset by the sale of eight properties with total accumulated depreciation of $4,715,000.

         Mortgage loans receivable decreased $2,038,000 during 1998. Decreases resulted from regularly scheduled principal payments of $1,467,000 and the payoff of the Palm River Center mortgage of $1,575,000. Increases resulted from the amortization of loan discounts of $621,000 and deferred gains (recognized on the installment method) of $383,000.

         Investments in real estate investment trusts decreased from $16,518,000 at December 31, 1997 to $5,737,000 at December 31, 1998. The following table provides an analysis of the changes that occurred in these investments and accounts for the decrease.

                                                                                             (In thousands)
                                                                                            -----------------
           Balance at December 31, 1997                                                               $16,518
               Purchase of additional Meridian shares                                                  52,760
               Recognized unrealized gains prior to Meridian merger                                     2,100
               Investment of Meridian allocated to purchase price at merger date                      (66,515)
               Balance of Meridian unrealized gains written off at merger date                           (850)
               Investment in other real estate investment trusts                                        1,832
               Recognized unrealized loss on other real estate investment trusts                         (108)
                                                                                            -----------------
           Balance at December 31, 1998, consisting of Franklin Select Realty Trust shares             $5,737
                                                                                            =================

         Other assets increased $11,032,00 during 1998 primarily as a result of $4,324,000 received from the sale of Columbia Place Office Building and placed in escrow to be used in facilitating tax deferred exchanges, unamortized goodwill of $1,174,000 relating to the Ensign acquisition, prepaid costs of $947,000 relating to the Series B Preferred Stock offering which will be netted against future funding proceeds, good faith deposit of $940,000 relating to the $47,000,000 Metropolitan Life mortgage loan and other costs such as leasing commissions and unamortized organization costs.

         Mortgage notes payable increased $17,114,000 during 1998, as a result of regularly scheduled principal payments of $2,978,000, the repayments of $1,668,000 on the Metro mortgage and $1,620,000 on the Lamar mortgage, and the assumptions by the buyer of the following mortgages: $4,173,000 on the Doral Club Apartments mortgage, $5,682,000 on the Sutton House Apartments mortgage and $9,550,000 on the Columbia Place mortgage. These decreases were offset by the placement of a $2,200,000 mortgage on the Lamar Distribution Center with monthly principal and interest of $16,925, rate of 6.9% and maturity date of December 1, 2008. In addition, the Company assumed debt on the following properties:
$2,610,000 on the acquisition of Estrella, $4,553,000 on the acquisition of World Houston 1 & 2, and $33,422,000 on the Meridian VIII acquisition. Terms of these mortgage notes payable are detailed in the following tables.

                   MORTGAGES ASSUMED IN PROPERTY ACQUISITIONS
                   ------------------------------------------

               DATE OF                                                                       AMOUNT OF
              ASSUMPTION                                    INTEREST       MATURITY           MORTGAGE
               OF LOAN                PROPERTY                RATE           DATE          (IN THOUSANDS)
           -------------------------------------------------------------------------------------------------
               02-18-98      Estrella                        9.250%        01-02-03                  $2,610
               06-18-98      World Houston 1 & 2             7.770%        04-15-07                   4,553
                                                                                                     ------
                                                                                                     $7,163
                                                                                                     ======

                      MORTGAGES ASSUMED IN MERIDIAN MERGER
                      ------------------------------------

               DATE OF                                                                       AMOUNT OF
              ASSUMPTION                                      INTEREST      MATURITY          MORTGAGE
               OF LOAN                  PROPERTY                RATE          DATE         (IN THOUSANDS)
           -------------------------------------------------------------------------------------------------
               06-01-98      Auburn                            8.875%       09-01-09                $ 5,529
               06-01-98      West Palm                         8.250%       09-01-00                    986
               06-01-98      Ethan Allen                       8.060%       06-26-07                  6,438
               06-01-98      55th St., 7th St. & E. Univ.      8.060%       06-26-07                  5,942
               06-01-98      Lamar                             8.000%       11-01-98                  1,642
               06-01-98      Waldenbooks                       7.830%       09-15-07                 12,885
                                                                                                    -------
                                                                                                    $33,422
                                                                                                    =======

         Notes payable to banks increased from $41,770,000 at December 31, 1997 to $114,322,000 at December 31, 1998. As of December 31, 1998, the acquisition line had a balance of $96,930,000 and the working capital line had a balance of $17,392,000. These lines of credit are described in detail under Liquidity and Capital Resources.

         Unrealized gain on securities increased $1,142,000 as a result of an increase in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings increased from $13,633,000 at December 31, 1997 to $18,076,000 at December 31, 1998, as a result of net income available to common shareholders for financial reporting purposes of $27,266,000 exceeding dividends on common stock of $22,823,000.

          In June 1998, the Company sold 1,725,000 shares of Series A 9.00% Cumulative Redeemable Preferred Stock at $25 per share in a public offering. In December 1998, the Company sold $10,000,000 of Series B 8.75% Cumulative Convertible Preferred Stock to Five Arrows Realty Securities II, L.L.C. for $24.50 per share, net of a 2% discount per share. For a more detailed discussion of these issues, see Note 8 in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         Net income available to common shareholders for 1998 was $27,266,000 ($1.67 per basic share and $1.66 per diluted share) compared to net income in 1997 of $20,779,000 ($1.58 per basic share and $1.56 per diluted share). Income before gains on investments was $19,623,000 in 1998 compared to $14,402,000 in 1997. Gains on investments were $9,713,000 in 1998 compared to $6,377,000 in 1997. The paragraphs that follow describe the results of operations in greater detail.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $20,018,000 or 57.25% for 1998, compared to 1997. PNOI and percentage leased by property type were as follows:

                                                              PNOI
                                                           YEARS ENDED                         PERCENT
                                                           DECEMBER 31,                         LEASED
                                                           ------------                        -------
                                                     1998               1997            12-31-98    12-31-97
                                                     ----               ----            --------    --------
                                                          (IN THOUSANDS)
                  Industrial                         $47,003           25,080             98%         97%
                  Office Buildings                     4,856            5,735            100%        100%
                  Other                                3,125            4,151             99%         94%
                                                     -------           ------
                  Total PNOI                         $54,984           34,966
                                                     =======           ======

         PNOI from industrial properties increased $21,923,000 for 1998 compared to 1997. Industrial properties held throughout the year showed an increase in PNOI of 4.8% for 1998. The increase in PNOI from industrial properties resulted primarily from the 1997 and 1998 acquisitions and from an increase in same store property operations. Of the increase in PNOI relating to acquisitions, $6,121,00 was attributable to the Meridian acquisitions in 1998, $4,081,000 was attributable to other acquisitions in 1998, and $9,416,000 was attributable to 1997 acquisitions.

         PNOI from the Company's office buildings decreased $879,000 for 1998 compared to 1997. This decrease was primarily the result of the sale of the Santa Fe Office Building in July 1997 and the Columbia Place Office Building in December 1998. Office properties held throughout the year showed an increase in PNOI of 9.6% compared to 1997.

         PNOI from the Company's other properties decreased $1,026,000 for 1998 compared to 1997. This decrease is primarily attributable to the sale of the Sutton House and Doral Club Apartments in September 1998, the Hampton House Apartments in June 1998 and the Grande Pointe Apartments in December 1998. Other properties held throughout the year showed an increase in PNOI of 19.6%.

         Interest income on mortgage loans decreased $309,000 for 1998 compared to 1997. The following is a breakdown of interest income for the year ended December 31, 1998 compared to 1997:

                                              YEARS ENDED DECEMBER 31,
                                              1998             1997
Interest income from:                              (In thousands)
                                              -----------------------
  Land mortgage loans                            $886             915
  Apartment mortgage loans                        556             533
  Motel mortgage loans                            174             364
  Other mortgage loans                             88             201
                                               ----------------------
                                               $1,704           2,013
                                               ======================

         Interest income from motel mortgage loans decreased as a result of the repayment of the Jacksonville mortgage loan. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their estimated net realizable value. Interest income on other mortgage loans decreased primarily as a result of the repayment of three mortgage loans.

         Interest expense increased $6,397,000 from 1997 to 1998. Average bank borrowings were $94,488,000 in 1998 compared to $11,155,000 in 1997 with average interest rates of 7.06% in 1998 compared to 7.55% in 1997. Average bank borrowings increased primarily as a result of the Meridian acquisition and the acquisition of other industrial properties. Bank interest rates at December 31, 1998 and 1997 were 6.96% (LIBOR plus 1.40%) and 7.49% (LIBOR plus 1.50%), respectively. Interest cost incurred during the period of construction of real estate properties is capitalized. The interest cost capitalized on real estate properties for 1998 was $822,000 compared to $401,000 for 1997. Interest expense on real estate properties increased primarily as a result of mortgages assumed in 1997 on Southbay and on mortgages assumed in 1998 on Estrella, World Houston 1 & 2 and Meridian VIII merger discussed previously.

         Depreciation and amortization increased $6,165,000 in 1998 compared to 1997. This increase was primarily due to the industrial properties acquired in both 1997 and 1998, partially offset by sale of the real estate properties discussed below.

         The increase in general and administrative expenses of $899,000 for the year ended December 31, 1998 is primarily due to an increase in general and administrative costs due to growth of the Company.

         In 1998, the Company recognized gains of $9,713,000 consisting primarily of the sale of eight properties and the recognition of other deferred gains. In 1997, the Company recognized gains of $6,377,000 consisting of the sale of three properties, a write-down on a mortgage note receivable and the recognition of other deferred gains. See Note 2 of the Consolidated Financial Statements for details of these sales.

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1998 and 1997 by category are as follows:


                                                 1998 CAPITAL IMPROVEMENTS                 1998
                                                 -------------------------              Industrial       1997
                                          Industrial      Other          Total          Development      Total
                                         ------------- ------------- -------------- -----------------  ---------
                                                                          (In thousands)
        Upgrade on Acquisitions              $  2,555             -          2,555                 -        742
        Major Renovation                          793             -            793                 -        105
        New Development                           165             -            165            23,907     14,053
        Tenant improvements:
           New Tenants                          1,701           399          2,100                 -      2,187
           New Tenants (first generation)          53             -             53             1,604        883
           Renewal Tenants                      1,200           107          1,307                 -        383
        Other                                     315           255            570                 -        988
                                              --------------------------------------------------------  -------
                                              $ 6,782           761          7,543            25,511     19,341
                                              ========================================================  =======

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 1998 and 1997 is as follows:

                                                           1998 CAPITALIZED LEASING COSTS
                                                           ------------------------------
                                                                                           Industrial        1997
                                              Industrial       Other         Total        Development        Total
                                             ------------------------------------------------------------  ----------
                                                                         (In thousands)
       Capitalized leasing costs:
         New Tenants                              $  1,348           117         1,465                 -       1,247
         New Tenants (first generation)                 53             -            53               193         324
         Renewal Tenants                             1,130             -         1,130                 -         514
                                                   ------------------------------------------------------  ---------
                                                   $ 2,531           117         2,648               193       2,085
                                                   ======================================================  =========
       Amortization of leasing costs                                             1,072                           718
                                                                                 =====                           ===


         Rental income from real estate operations is principally recognized based on the terms of the operating leases, which does not differ materially from recognizing rental income on a straight-line basis.

1997 COMPARED TO 1996

         Net income for 1997 was $20,779,000 ($1.58 per basic share and $1.56 per diluted share) compared to net income in 1996 of $12,509,000 ($1.44 per basic share and $1.43 per diluted share). Income before gains on investments was $14,402,000 in 1997 compared to $7,169,000 in 1996. Gains on investments were $6,377,000 in 1997 compared to $5,340,000 in 1996.

         For 1996, the results of operations include the results of operations for LNH from May 14, 1996 through December 31, 1996 and the results of operations for Copley from June 19, 1996 through December 31, 1996 (dates of acquisition through year-end).

         PNOI from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $11,085,000 or 46.4% for 1997, compared to 1996. PNOI and percentage leased by property type were as follows:

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

         Interest income on mortgage loans increased $369,000 for 1997 compared to 1996. The following is a breakdown of interest income for the year ended December 31, 1997 compared to 1996:


                                       YEARS ENDED DECEMBER 31,
                                        1997             1996
Interest income from:                      (In thousands)
                                      --------------------------
  Land mortgage loans                    $915              566
  Apartment mortgage loans                533              514
  Motel mortgage loans                    364              403
  Other mortgage loans                    201              161
                                       -----------------------
                                       $2,013            1,644
                                       =======================

             Interest income from land mortgage loans increased as a result of interest income on loans received in the merger with LNH. The LNH loans were discounted to estimated fair value at the merger date. This discount is being amortized over the life of the loans and is included in interest income. The amounts amortized for 1997 and 1996 were $465,000 and $287,000, respectively. Due to uncertainty of collection, interest income from the motel mortgage loans is recorded as received, and the notes have been written down to their estimated net realizable value. Interest income on other mortgage loans increased primarily as a result of interest income on loans received in the mergers with LNH and Copley.

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

         Depreciation and amortization increased $2,650,000 in 1997 compared to 1996. This increase was primarily due to the properties acquired in the Copley and LNH mergers and the industrial properties acquired in 1997, partially offset by sale of the real estate properties presented below.

         The increase in general and administrative expenses of $567,000 for the year ended December 31, 1997 is primarily due to an increase in costs as a result of the Copley and LNH mergers and the 1997 property acquisitions.

         In 1997, the Company recognized gains of $6,377,000 consisting of the sale of three properties, a write-down on a mortgage note receivable and the recognition of other deferred gains. In 1996, the Company recognized gains of $5,340,000 consisting of the sale of five properties, two land purchase-leasebacks, three parcels of land, a write-down on a mortgage note receivable and the sale of REIT securities. See Note 2 of the Consolidated Financial Statements for details of these sales.

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1997 and 1996 by category are as follows:

                                                      1997 CAPITAL IMPROVEMENTS
                                                      -------------------------                1997          1996
                                                                                            Industrial
                                               Industrial      Other          Total        Development       Total
                                              ------------------------------------------   -------------  ----------
                                                                          (In thousands)
        Upgrade on Acquisitions                   $    742          -          742                 -             90
        Major Renovation                                 -        105          105                 -          2,867
        New Development                                  -          -            -            14,053          1,695
        Tenant improvements:
           New Tenants                               1,282        905        2,187                 -            959
           New Tenants (first generation)                -          -            -               883              -
           Renewal Tenants                             214        169          383                 -            852
        Other                                          483        505          988                 -          1,006
                                                   -------------------------------------   -------------  ---------
                                                   $ 2,721      1,684        4,405            14,936          7,469
                                                   =====================================   =============  =========


         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 1997 and 1996 is as follows:

                                                           1997 CAPITALIZED LEASING COSTS
                                                           ------------------------------
                                                                                           Industrial       1996
                                              Industrial       Other         Total        Development       Total
                                             ----------------------------------------------------------   -----------
                                                                         (In thousands)
       Capitalized leasing costs:
         New Tenants                              $    786       399         1,185                62         528
         New Tenants (first generation)                  -         -             -               324           -
         Renewal Tenants                               441        15           456                58         290
                                                   ----------------------------------------------------   ------
                                                   $ 1,227       414         1,641               444         818
                                                   ====================================================   ======
       Amortization of leasing costs                                          $718                           493
                                                                              ====                           ===

         Rental income from real estate operations is principally recognized based on the terms of the operating leases, which does not differ materially from recognizing rental income on a straight-line basis.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) and is effective for fiscal years beginning after December 15, 1997. The adoption of this statement in 1998 did not have a material impact on the Company's consolidated financial statements.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating standards for annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement in 1998 had an immaterial impact on the Company's consolidated financial statements and required expanded disclosures as discussed in Note 12 of the Notes to the Consolidated Financial Statements.

         In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Unamortized organization costs will be written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities was $29,393,000 for the year ended December 31, 1998. Other sources of cash were collections on mortgage loan receivables, sales of real estate investments, mortgage borrowings, bank borrowings and proceeds from the stock offerings. The Company distributed $24,073,000 in common and preferred share dividends. Other uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and purchases of real estate investment trust shares. Total debt at December 31, 1998 and 1997 was as follows:

                                                                    DECEMBER 31,
                                                              1998              1997
                                                              ----              ----
                                                                 (IN THOUSANDS)
         Mortgage notes payable - fixed rate                $122,494           105,380
         Bank notes payable - floating rate                  114,322            41,770
                                                            --------           -------
           Total debt                                       $236,816           147,150
                                                            ========           =======

         At December 31, 1998, the Company had a line of credit from a commercial bank in the amount of $50,000,000 that was secured by the outstanding stock of two of the Company's wholly-owned subsidiaries and by the Company's ownership interests in two partnerships. Borrowings under the credit line at December 31, 1998 were $17,392,000 and the interest rate was LIBOR plus 1.40% (6.96% at December 31, 1998). Total loan commitment fees of $74,000, $75,000 and $50,000 were paid in 1998, 1997 and 1996 for this line of credit. This line of credit expired January 31, 1999.

         At December 31, 1998, the Company had $96,930,000 outstanding under a $100,000,000 acquisition line of credit from a commercial bank. The acquisition line had an interest rate of LIBOR plus 1.40% at December 31, 1998. The line was secured by 11 properties of the Company with an aggregate carrying amount of $129,754,000 at December 31, 1998 and was due to expire September 30, 2000. Total loan commitment fees of $62,500, $143,750 and $37,500 were paid in 1998, 1997 and 1996 for this line of credit.

         On January 13, 1999, the Company replaced the $50,000,000 and $100,000,000 bank lines with a new three-year $150 million unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25% and was 6.19% at March 10, 1999. The book manager and administrative agent for the credit facility is Chase Bank of Texas, which led a syndicate of banks including First Union National Bank, syndication agent; PNC Bank, documentation agent; First American National Bank operating as Deposit Guaranty National Bank, co-agent; SouthTrust Bank; AmSouth Bank; Bank One Louisiana; Hibernia National Bank; First Tennessee Bank and Trustmark National Bank.

         On March 1, 1999, the Company closed a $47 million, nonrecourse first mortgage loan with Metropolitan Life. The note has an interest rate of 6.8%, 20-year amortization and a 10-year maturity. It is secured by six industrial properties in California: Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center, Dominguez Distribution Center, Walnut Business Center and Washington Distribution Center. The proceeds were used to reduce bank borrowings. This new loan reduced the Company's weighted average interest rate on mortgage debt from 8.2% to 7.8%.

         During the third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. As of December 31, 1998, the Company had repurchased 21,100 shares for $359,000.

         In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of up to 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. In December 1998, the Company sold $10 million of the Series B Preferred Stock to Five Arrows and plans to sell the remaining $60 million by September 25, 1999.

         Budgeted capital expenditures and development for the year ending December 31, 1999 follow:

                                                                                                      INDUSTRIAL
                                                            CAPITAL IMPROVEMENTS                     DEVELOPMENT
                                                            --------------------                     -----------
                                                Industrial          Office         Total                 Total
                                               -------------------------------------------      -------------------
               Upgrades on Acquisitions               $  651             -            651                        -
               Major Renovation                          776            29            805                        -
               New Development                         1,200             -          1,200                   40,739
               Tenant Improvements:
                   New Tenants                         2,242           216          2,458                        -
                   New Tenants-First
                       Generation                        278             -            278                    4,759
                   Renewal Tenants                     1,526            27          1,553                        -
               Other                                   1,238            39          1,277                        -
                                               -------------------------------------------      -------------------
                                                      $7,911           311          8,222                   45,498
                                               -------------------------------------------      -------------------

         The Company anticipates that its current cash balance, operating cash flows borrowings under the working capital line of credit and the Series B preferred stock offering will be adequate for the Company's (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders,
(v) capital improvements, (vi) purchases of properties, (vii) development, and
(viii) common share repurchases.

         Purchases of industrial properties subsequent to December 31, 1998 include the following:

                                                                CLOSING
PROPERTY                    LOCATION                             DATE             SIZE            PURCHASE PRICE
-----------------------------------------------------------------------------------------------------------------
                                                                              (Square feet)       (In thousands)
Central Green               Houston, Texas                     01-07-99            83,575               $ 4,570
Blue Heron
  Distribution Center       West Palm Beach, Florida           01-15-99           110,000                 4,535
                                                                                                        -------
                                                                                                        $ 9,105
                                                                                                        =======

         In addition, subsequent to December 31, 1998, the Company purchased a
4.73 acre parcel of land for development in Carson, California for $1,600,000.

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

YEAR 2000 ISSUE

         The Company has been addressing the potential computer program and other related problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on its internal financial and management information systems and property mechanical operations systems, as well as the potential impact on the Company from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties").

         Regarding the Company's internal financial and management information systems, as part of the Company's ongoing capital improvements process, plans are to replace during the first quarter of 1999 the financial information and reporting system (which the vendor has represented to the Company is Y2K compliant) with a new, more efficient, information and reporting system designed to be Y2K compliant and which will also be used by our major external property managers.

         The Company is assessing Y2K compliance of its individual property engineering and mechanical systems through inquiry via questionnaire of its respective property managers. This is designed to identify any systems that may not be compliant early on to avert any major interruption in the provision of services to our tenants. In addition, during fourth quarter 1998, the Company sent correspondence to all tenants to determine how the Y2K issue is being addressed at the tenant level in an attempt to determine the impact on revenue, if any.

         Additionally, the Company's compliance plan is to continue the process of conducting inquiries of independent third party vendors and suppliers in order to determine if these third parties have Y2K problems and what contingency plans they have developed to deal with identified exposure. Based on the results of these inquiries and those of our property managers and tenants, we will formulate appropriate contingency plans to take necessary and feasible precautions against problems not within our control. The Company is also continuing the process of reviewing its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will extend into 1999 depending upon the timeliness of activities of independent third parties.

         The Company anticipates that total costs relating to Y2K compliance will have an immaterial impact on the Company's overall financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has a three-year $150 million unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25%. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.

                                    1999       2000       2001      2002      2003      THEREAFTER      TOTAL       FAIR VALUE
                                ---------------------------------------------------------------------------------------------
Fixed rate debt (in thousands)     3,131     12,621     7,228     11,636    7,387          80,491     122,494       130,066
Average interest rate              8.34%      8.80%     8.01%      7.74%    8.66%           8.19%       8.29%

Variable rate
LIBOR debt (in thousands)         17,392     96,930         -          -        -               -     114,322       114,322
Average interest rate              6.96%      7.66%         -          -        -               -       7.55%

         On January 13, 1999, the Company replaced the $50,000,000 and $100,000,000 bank lines with a new three-year $150 million unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25% and was 6.19% at March 10, 1999. The book manager and administrative agent for the credit facility is Chase Bank of Texas, which led a syndicate of banks including First Union National Bank, syndication agent; PNC Bank, documentation agent; First American National Bank operating as Deposit Guaranty National Bank, co-agent; SouthTrust Bank; AmSouth Bank; Bank One Louisiana; Hibernia National Bank; First Tennessee Bank and Trustmark National Bank.

         On March 1, 1999, the Company closed a $47 million, nonrecourse first mortgage loan with Metropolitan Life. The note has an interest rate of 6.8%, 20-year amortization and a 10-year maturity. It is secured by six industrial properties in California: Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center, Dominguez Distribution Center, Walnut Business Center and Washington Distribution Center. The proceeds were used to reduce bank borrowings. This new loan reduced the Company's weighted average interest rate on mortgage debt from 8.2% to 7.8%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant's Consolidated Balance Sheets as of December 31, 1998 and 1997, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                         PAGE
                                                                                                         ----
Index to Financial Statements:

(a)      (1)      Consolidated Financial Statements:
                    Independent Auditors' Report                                                          27
                    Consolidated Balance Sheets - December 31, 1998 and 1997                              28
                    Consolidated Statements of Income - Years ended December
                       31, 1998, 1997 and 1996                                                            29
                    Consolidated Statements of Changes in Stockholders' Equity-
                       Years ended December 31, 1998, 1997 and 1996                                       30
                    Consolidated Statements of Cash Flows - Years ended December
                       31, 1998, 1997 and 1996                                                            31
                    Notes to Consolidated Financial Statements                                            32
         (2)      Consolidated Financial Statement Schedules:
                     Schedule III - Real Estate Properties and Accumulated Depreciation                   52
                     Schedule IV - Mortgage Loans on Real Estate                                          57

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

         (3) Form 10-K Exhibits:

                 (a) Articles of Incorporation (incorporated by reference to
                     Appendix B to the Registrant's Proxy Statement dated April 24, 1997).

                 (b) Bylaws of the Registrant (incorporated by reference to
                     Appendix C to the Registrant's Proxy Statement dated April 24, 1997).

                 (c) Articles Supplementary of the Company relating to the 9.00%
                     Series A Cumulative Redeemable Preferred Stock of the Company (incorporated by reference to the Company's Form 8-A filed June 15, 1998).

                 (d) Articles Supplementary of the Company relating to the
                     Series B Cumulative Convertible Preferred Stock (incorporated by reference to the Company's Form 8-K filed on October 1, 1998).

                 (e) Articles Supplementary of the Company relating to the
                     Series C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

                 (f) Certificate of Correction to Articles Supplementary with respect to Series B Cumulative Convertible Preferred Stock (filed herewith).

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

                  (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Diane W. Hayman, Marshall A. Loeb, Jann W. Puckett and Stewart R. Speed) (incorporated by reference to Exhibit 10(e) to the Registrant's 1996 Annual Report on Form 10-K).

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

                  (g) Investment Agreement dated as of September 25, 1998
                      between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).

                  (h) Operating Agreement dated September 25, 1998 between the
                      Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).

                  (i) Agreement and Waiver between the Company and Five Arrows
                      Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).

                  (j) Credit Agreement dated January 13, 1999 among EastGroup
                      Properties, L.P.; EastGroup Properties, Inc.; Chase Bank of Texas, National Association, as Arranger, Book Manager and Administrative Agent; First Union National Bank, as Syndication Agent; PNC Bank, National Association, as Documentation Agent; First American National Bank, operating as Deposit Guaranty National Bank, as Co-Agent; and the Lenders (filed herewith).

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

         (99) Rights Agreement dated as of December 3, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

(b)      (1)      8K - Filed October 16, 1997 - Reporting the completion of an offering of 3,500,000 shares of
                  common stock for net proceeds of $72,555,000.

         (2)      8K - Filed December 4, 1998 - Reporting Adoption of Rights
                  Agreement.








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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.






Jackson, Mississippi                    KPMG Peat Marwick LLP
March 5, 1999

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                           DECEMBER 31, 1998    DECEMBER 31, 1997
                                                                           -----------------    -----------------
ASSETS
  Real estate properties:
      Industrial                                                                   $ 507,187               316,808
      Industrial development                                                          25,682                13,831
      Other                                                                           15,762                55,133
                                                                                   ---------               -------
                                                                                     548,631               385,772
      Less accumulated depreciation                                                  (34,042)              (29,095)
                                                                                   ---------               -------
                                                                                     514,589               356,677
                                                                                   ---------               -------
  Real estate held for sale                                                           25,620                23,233
      Less accumulated depreciation                                                   (8,794)               (3,217)
                                                                                   ---------               -------
                                                                                      16,826                20,016
                                                                                   ---------               -------
  Mortgage loans                                                                       8,814                10,852
  Investment in real estate investment trusts                                          5,737                16,518
  Cash                                                                                 2,784                 1,298
  Other assets                                                                        18,798                 7,766
                                                                                   ---------               -------
      TOTAL ASSETS                                                                 $ 567,548               413,127
                                                                                   =========               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                           $ 122,494               105,380
  Notes payable to banks                                                             114,322                41,770
  Accounts payable & accrued expenses                                                  9,138                 3,979
  Other liabilities                                                                    2,867                 2,247
                                                                                   ---------               -------
                                                                                     248,821               153,376
                                                                                   ---------               -------
  Minority interest in joint ventures                                                  2,053                 2,436
  Minority interest in operating partnership                                             650                     -
                                                                                   ---------               -------
                                                                                       2,703                 2,436
                                                                                   ---------               -------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued at December 31, 1998 and none at December 31, 1997; stated liquidation
        preference of $43,125 at December 31, 1998                                    41,357                     -
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
         2,800,000 shares authorized; 400,000 shares issued at
        December 31, 1998; stated liquidation preference
        of $10,000 at December 31, 1998                                                9,642                     -
    Series C Preferred Shares; $.0001 par value                                            -                     -
    Common shares; $.0001 par value; 65,475,000
        shares authorized; 16,307,681 shares issued
        at December 31, 1998 and 16,204,523 at
        December 31, 1997                                                                  2                     2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                                       -                     -
    Additional paid-in capital on common shares                                      246,340               244,215
    Undistributed earnings                                                            18,076                13,633
    Accumulated other comprehensive income                                               607                  (535)
                                                                                   ---------               -------
                                                                                     316,024               257,315
                                                                                   ---------               -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 567,548               413,127
                                                                                   =========               =======



See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Years Ended December 31,
                                        -----------------------
                                        1998      1997      1996
                                        ----      ----      ----
REVENUES
  Income from real estate operations   $74,312    49,791    37,143
  Interest:
    Mortgage loans                       1,704     2,013     1,644
    Other interest                         164       558        74
  Other                                    548     1,260       904
                                       -------   -------   -------
                                        76,728    53,622    39,765
                                       -------   -------   -------
EXPENSES
  Operating expenses of
    real estate operations              19,328    14,825    13,262
  Interest                              16,948    10,551     8,930
  Depreciation and
    amortization                        16,574    10,409     7,759
  General and administrative
                                         3,822     2,923     2,356
                                       -------   -------   -------
                                        56,672    38,708    32,307
                                       -------   -------   -------
INCOME BEFORE MINORITY INTEREST
  AND GAIN ON INVESTMENTS               20,056    14,914     7,458
Minority interest in joint ventures
  and operating partnership                433       512       289
                                       -------   -------   -------
INCOME BEFORE GAINS ON INVESTMENTS      19,623    14,402     7,169
Gains on real estate investments         9,713     6,377     5,340
                                       -------   -------   -------
NET INCOME                              29,336    20,779    12,509
Preferred dividends                      2,070         -         -
                                       -------   -------   -------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                  $27,266    20,779    12,509
                                       =======   =======   =======
BASIC PER SHARE DATA:
  Net income available to
    common shareholders                $  1.67      1.58      1.44
                                       =======   =======   =======
  Weighted average number of
    shares outstanding                  16,283    13,176     8,677
                                       =======   =======   =======
DILUTED PER SHARE DATA
  Net income available to
    common shareholders                $  1.66      1.56      1.43
                                       =======   =======   =======
  Weighted average shares outstanding   16,432    13,338     8,749
                                       =======   =======   =======


See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                  Shares        Shares          Shares
                                                                    of            of              of         Additional
                                                                Preferred       Common        Beneficial       Paid-In
                                                                   Stock         Stock         Interest        Capital
                                                               ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1995                                     $          -              -          6,348          66,228
    Comprehensive income
        Net income                                                        -              -              -               -
        Net unrealized change in investment securities                    -              -              -               -

    Total comprehensive income

    Cash dividends declared, $1.28 per share                              -              -              -               -
    Repurchase of 12,750 shares, options exercised                        -              -            (13)           (137)
    Issuance of 9,640 shares, incentive compensation                      -              -             10             118
    Issuance of 31,500 shares, exercise options                           -              -             32             321
    Issuance of 927,366 shares in LNH merger                              -              -            927          12,713
    Issuance of 3,238,343 shares in Copley merger                         -              -          3,238          44,420
    Issuance of 7,382 shares in dividend
      reinvestment plan                                                   -              -              7             117
                                                               ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1996                                                -              -         10,549         123,780
    Comprehensive income
        Net income                                                        -              -              -               -
        Net unrealized change in investment securities                    -              -              -               -

    Total comprehensive income

    Cash dividends declared, $1.34 per share                              -              -              -               -
    Issuance of 2,100,000 shares of beneficial interest                   -              -          2,100          34,554
    Issuance of 23,800 shares of beneficial interest and
      31,142 shares of common stock, options exercised                    -              -             23             654
    Repurchase of 8,268 shares of beneficial
      interest and 11,725 shares of common stock,
      options exercised                                                   -              -             (8)           (380)
    Issuance of 6,490 shares of beneficial interest,
      incentive compensation                                              -              -              7              97
    Issuance of 3,441 shares of beneficial interest, and
      10,872 shares of common stock, dividend
      reinvestment plan                                                   -              -              3             288
    Purchase of 194 fractional shares of beneficial interest              -              -              -              (5)
    Reduction of par value associated with reorganization                 -              1        (12,674)         12,673
    Issuance of 3,500,000 shares of common stock                          -              1              -          72,554
                                                               ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1997                                                -              2              -         244,215
    Comprehensive income
        Net income                                                        -              -              -               -
        Net unrealized change in investment securities                    -              -              -               -

    Total comprehensive income

    Cash dividends declared-common, $1.40 per share                       -              -              -               -
    Preferred stock dividends declared                                    -              -              -               -
    Repurchase of 5,025 common shares, options exercised                  -              -              -             (75)
    Repurchase of 21,100 common shares, stock repurchase plan             -              -              -            (359)
    Issuance of 5,007 shares of common stock,
      incentive compensation                                              -              -              -             102
    Issuance of 29,685 shares of common
      stock, exercise options                                             -              -              -             415
    Issuance of 79,353 shares of common
      stock, Ensign merger                                                -              -              -           1,746
    Issuance of 1,725,000 shares of Series A preferred               41,357              -              -               -
    Issuance of 400,000 shares of Series B preferred                  9,642              -              -               -
    Issuance of 15,238 shares of common stock,
      dividend reinvestment plan                                          -              -              -             296
                                                               ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1998                                     $     50,999              2              -         246,340
                                                               ============   ============   ============    ============

                                                                                Accumulated
                                                                                   Other
                                                               Undistributed   Comprehensive
                                                                  Earnings         Income          Total
                                                                ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                                             9,657             667          82,900
    Comprehensive income
        Net income                                                    12,509               -          12,509
        Net unrealized change in investment securities                     -            (667)           (667)
                                                                                                ------------
    Total comprehensive income                                                                        11,842
                                                                                                ------------
    Cash dividends declared, $1.28 per share                         (11,169)              -         (11,169)
    Repurchase of 12,750 shares, options exercised                         -               -            (150)
    Issuance of 9,640 shares, incentive compensation                       -               -             128
    Issuance of 31,500 shares, exercise options                            -               -             353
    Issuance of 927,366 shares in LNH merger                               -               -          13,640
    Issuance of 3,238,343 shares in Copley merger                          -               -          47,658
    Issuance of 7,382 shares in dividend
      reinvestment plan                                                    -               -             124
                                                                ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996                                            10,997               -         145,326
    Comprehensive income
        Net income                                                    20,779               -          20,779
        Net unrealized change in investment securities                     -            (535)           (535)
                                                                                                ------------
    Total comprehensive income                                                                        20,244
                                                                                                ------------
    Cash dividends declared, $1.34 per share                         (18,143)              -         (18,143)
    Issuance of 2,100,000 shares of beneficial interest                    -               -          36,654
    Issuance of 23,800 shares of beneficial interest and
      31,142 shares of common stock, options exercised                     -               -             677
    Repurchase of 8,268 shares of beneficial
      interest and 11,725 shares of common stock,
      options exercised                                                    -               -            (388)
    Issuance of 6,490 shares of beneficial interest,
      incentive compensation                                               -               -             104
    Issuance of 3,441 shares of beneficial interest, and
      10,872 shares of common stock, dividend
      reinvestment plan                                                    -               -             291
    Purchase of 194 fractional shares of beneficial interest               -               -              (5)
    Reduction of par value associated with reorganization                  -               -               -
    Issuance of 3,500,000 shares of common stock                           -               -          72,555
                                                                ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997                                            13,633            (535)        257,315
    Comprehensive income
        Net income                                                    29,336               -          29,336
        Net unrealized change in investment securities                     -           1,142           1,142
                                                                                                ------------
    Total comprehensive income                                                                        30,478
                                                                                                ------------
    Cash dividends declared-common, $1.40 per share                  (22,823)              -         (22,823)
    Preferred stock dividends declared                                (2,070)              -          (2,070)
    Repurchase of 5,025 common shares, options exercised                   -               -             (75)
    Repurchase of 21,100 common shares, stock repurchase plan              -               -            (359)
    Issuance of 5,007 shares of common stock,
      incentive compensation                                               -               -             102
    Issuance of 29,685 shares of common
      stock, exercise options                                              -               -             415
    Issuance of 79,353 shares of common
      stock, Ensign merger                                                 -               -           1,746
    Issuance of 1,725,000 shares of Series A preferred                     -               -          41,357
    Issuance of 400,000 shares of Series B preferred                       -               -           9,642
    Issuance of 15,238 shares of common stock,
      dividend reinvestment plan                                           -               -             296
                                                                ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998                                            18,076             607         316,024
                                                                ============    ============    ============

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                        1998          1997          1996
                                                                    ----------    ----------    ----------
                                                                                (In thousands)

OPERATING ACTIVITIES:

    Net income                                                      $   29,336        20,779        12,509
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of deferred leasing costs         16,574        10,409         7,759
        Gains on investments, net                                       (9,713)       (6,377)       (5,340)
        Real estate investment trust:
          Equity in earnings                                                 -             -           (43)
          Dividends received                                                 -             -            77
        Other                                                             (324)         (284)         (142)
        Changes in operating assets and liabilities:
          Accrued income and other assets                              (13,403)       (3,709)         (122)
          Accounts payable, accrued expenses and prepaid rent            6,923         2,867          (702)
                                                                    ----------    ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               29,393        23,685        13,996
                                                                    ----------    ----------    ----------

INVESTING ACTIVITIES:
    Collections of mortgage loans receivable, net of
      amortization of loan discounts                                     2,421         2,910           (80)
    Advances on mortgage loans receivable                                    -        (1,575)         (121)
    Sales of real estate investments                                    31,215        23,838        23,480
    Sales of real estate investment trust securities                         -             -         1,056
    Real estate improvements                                            (7,543)       (4,405)       (5,774)
    Real estate development                                            (25,511)      (14,936)       (1,695)
    Purchases of real estate                                           (73,980)      (71,569)      (13,865)
    Acquisition of Meridian                                            (52,760)            -             -
    Purchases of real estate investment trusts shares                   (1,832)      (16,119)         (934)
    Merger costs                                                        (1,614)            -        (3,169)
    Changes in other assets and other liabilities                         (106)        1,897        (2,225)
    Cash balances of acquired companies                                  6,118             -         2,750
                                                                    ----------    ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                                 (123,592)      (79,959)         (577)
                                                                    ----------    ----------    ----------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                      202,560       122,962        60,374
    Proceeds from mortgage notes payable                                 2,200         9,250        19,000
    Principal payments on bank borrowings                             (130,008)      (95,154)      (50,771)
    Principal payments on mortgage notes payable                        (6,270)      (71,565)      (30,768)
    Distributions paid to shareholders                                 (24,073)      (18,143)      (11,169)
    Purchases of shares of beneficial interest and common stock           (434)         (393)         (150)
    Proceeds from exercise of stock options                                415           677           353
    Net proceeds from issuance of shares of beneficial
      interest and common stock                                              -       109,209             -
    Net proceeds from issuance of shares of preferred stock             50,999             -             -
    Proceeds from dividend reinvestment plan                               296           291           124
                                                                    ----------    ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     95,685        57,134       (13,007)
                                                                    ----------    ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                    1,486           860           412
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,298           438            26
                                                                    ----------    ----------    ----------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    2,784         1,298           438
                                                                    ==========    ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized               $   15,505        10,474         8,444
    Debt assumed by the Company in purchase of real estate               7,167        52,579             -
    Operating partnership units issued in purchase of real estate          650             -             -
    Debt assumed by the Company in the Meridian acquisition             33,422             -             -
    Debt assumed by buyer of real estate                                19,405             -         8,359
    Fair value of shares issued in Copley merger                             -             -        47,658
    Fair value of shares issued in LNH merger                                -             -        13,640
    Issuance of common stock to acquire Ensign                           1,746             -             -

See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

(1)      SIGNIFICANT ACCOUNTING POLICIES

         (a)   Principles of Consolidation

         The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company), its wholly-owned subsidiaries and its investment in three joint ventures. At December 31, 1998, the three properties in the joint ventures included the 75% owned 56th Street Commerce Park and JetPort Commerce Park, and the 80% owned University Business Center. At December 31, 1997, the four properties in the joint ventures included the 75% owned 56th Street Commerce Park, JetPort Commerce Park, and WestPort Commerce Center, and the 80% owned University Business Center. Also included in 1996 was a joint venture in which the Company owned 77.78% of Liberty Corners Shopping Center that was sold in 1997. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for the percentage not owned. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to its sale in 1997, the Company's investment in Cowesett Corners Shopping Center (a 50% owned joint venture) was not consolidated but accounted for using the equity method of accounting.

         (b) Federal Income Taxes

         EastGroup Properties, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. The Company distributed all of its 1998, 1997 and 1996 taxable income to its stockholders. Accordingly, no provision for federal income taxes was necessary. Distributions paid per common share for federal income tax purposes were:

                                      YEARS ENDED DECEMBER 31,
                                     ------------------------
                                   1998         1997       1996
                                  --------   --------   --------
Ordinary Income                  $   1.36       1.14       1.28
Long-Term 20% Capital Gain            .04          -          -
Return of Capital                       -        .20          -
                                 --------   --------   --------
                                 $   1.40       1.34       1.28
                                 ========   ========   ========

         Distributions paid per share of Series A Convertible Preferred for federal income tax purposes for the year ended December 31, 1998 were $.725, paid as ordinary income with no return of capital.

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

         The Company recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate." Upon closing of real estate transactions, the provisions of SFAS 66 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by the installment method as collections are received.

         (d) Real Estate Properties

         Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of 25 to 40 years for buildings and 3 to 10 years for other improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Apartment turnover costs such as carpet, painting and small appliances are also expensed as incurred. Geographically, the Company's investments are concentrated in the major sunbelt market areas of the southeastern and southwestern United States, primarily in the states of California, Florida, Texas and Arizona.

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

         (f) Marketable Equity Securities

         The Company's marketable equity securities owned by the Company are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized.

         (g) Investments in Real Estate Investment Trusts

         At December 31, 1998, EastGroup's only investment in real estate investment trusts was in Franklin Select Realty Trust (Franklin). Since the Company did not exercise significant influence over Franklin, this investment was accounted for under the cost method. The cost of this investment is adjusted to fair market value with an equity adjustment to account for unrealized gains/losses as indicated in Note 1 (f) above. Although the Company owned 21% of Meridian VIII at December 31, 1997, it did not exercise significant influence over the investee and the investment was accounted for under the cost method (the difference between applying the cost and equity method would not be material to the 1997 consolidated financial statements). Meridian VIII was acquired during 1998.

         (h) Allowance for Possible Losses and Impairment Losses

         The Company measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's market price or the fair value of collateral if the loan is collateral dependent.

         The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less selling costs.

         (i) Amortization

         Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Leasing commissions are deferred and amortized using the straight-line method over the term of the lease.

         (j) Goodwill

         In March 1998, EastGroup acquired Ensign Properties, Inc., the largest independent industrial developer in Orlando. A portion of the total acquisition price for Ensign included goodwill, which represents the excess of the purchase price and related costs over the fair value assigned to the net tangible assets. The Company amortizes goodwill on a straight-line basis over 20 years. The Company will periodically review the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the unamortized basis. In management's opinion, no material impairment exists at December 31, 1998. Amortization expense for goodwill was $51,000 in 1998.

         (k) Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         (l) Reclassifications

         Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

         (m) Share Split

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

         (n) Earnings Per Share

         In December 1997, the Company adopted SFAS No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS. Prior to the effective date of SFAS No. 128, EPS was reported under Accounting Principles Board Opinion No. 15, which required presentation of primary and fully diluted EPS. The new standard, which went into effect December 15, 1997, requires additional informational disclosures contained herein and on the face of the statement of income, makes certain modifications to APB Opinion No. 15, and requires restatement of EPS for all prior periods reported. Accordingly, EPS figures for 1996 have been restated.

         Basic EPS represents the amount of earnings for the year available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

         Diluted EPS represents the amount of earnings for the year available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by totaling net income available to common shareholders plus preferred dividends and limited partnership (LP) dividends and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, LP units and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assuming proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The treasury stock method was also used assuming conversion of the convertible preferred stock.

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

         (p) Stock Based Compensation

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

         (q) Capitalized Development Costs

         During the industrial development stage, costs associated with development (i.e., land, buildings scheduled for renovation, construction costs, interest expense during construction, property taxes, etc.) are aggregated into the total capitalization of the property. As the properties become occupied, interest, depreciation and property taxes for the percentage occupied only is expensed as incurred. When the property becomes 80% occupied or one year after completion of the construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. When the property becomes classified as an industrial property, the entire property is depreciated accordingly, and interest and property taxes are expensed.

(2)      REAL ESTATE OWNED

         At December 31, 1998, the Company, as part of its focus on industrial properties, is offering for sale the 8150 Leesburg Pike Office Building in Tyson's Corner, Virginia with a carrying amount of $12,616,000 and West Palm I and II in West Palm Beach, Florida with a carrying amount of $3,133,000. No loss is anticipated on the sale of these properties. The results of operations for real estate held for sale at December 31, 1998, amounted to $1,338,000, $687,000 and $375,000, respectively, for the years ended December 31, 1998, 1997 and 1996. The results of operations for real estate held for sale at December 31, 1997 amounted to $658,000 and $684,000 for the years ended December 31, 1997 and 1996, respectively.

         Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 1998 was $822,000, compared to $401,000 for 1997, and $19,000 for 1996.

The Company is currently developing the following properties as detailed below:

                                                                  COSTS INCURRED
                                        SIZE AT      ---------------------------------------
                                      COMPLETION       FOR THE 12 MONTHS     CUMULATIVE AS       ESTIMATED
                                     (SQUARE FEET)      ENDED 12-31-98        OF 12-31-98     TOTAL COSTS (1)
                                    ---------------------------------------------------------------------------
                                        (Unaudited)                             (IN THOUSANDS)      (Unaudited)
LEASE-UP:
---------
  Walden Distribution Center II
    Tampa, Florida                          122,000               $ 1,774              4,191             4,300
  Sunbelt Distribution Center II
    Orlando, Florida                         61,000                 1,030              2,212             2,300
  John Young
    Orlando, Florida                         51,000                 2,357              2,915             2,915
  World Houston 7 & 8
    Houston, Texas                          166,000                 4,687              4,687             7,600
                                    ---------------------------------------------------------------------------
TOTAL LEASE-UP                              400,000                 9,848             14,005            17,115
                                    ---------------------------------------------------------------------------

UNDER CONSTRUCTION:
-------------------
  Rampart Distribution Center III
    Denver, Colorado                         92,000                 1,134              2,172             5,553
  Sample 95 II
    Pompano, Florida                         70,000                 1,012              1,012             3,587
  World Houston 9
    Houston, Texas                          160,000                 1,016              1,016             7,289
  Airport Commerce Center
    Tampa, Florida                          108,000                 1,385              1,385             5,962
  John Young II
    Orlando, Florida                         46,000                   665                665             3,164
  Premier Beverage
    Tampa, Florida                          222,000                   408                408             7,775
  Chestnut
    City of Industry, California             75,000                 1,674              1,674             5,207
                                    ---------------------------------------------------------------------------
TOTAL UNDER CONSTRUCTION                    773,000                 7,294              8,332            38,537
                                    ---------------------------------------------------------------------------

APPROVED BY BOARD:
------------------
  Westlake I
    Tampa, Florida                           70,000                 1,611              1,611             3,922
  Glenmont I
    Houston, Texas                          110,000                   937                937             3,551
  Main Street
    Carson , California                     106,000                     -                  -             5,548
                                    ---------------------------------------------------------------------------
TOTAL APPROVED BY BOARD                     286,000                 2,548              2,548            13,021
                                    ---------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT:
------------------------
    Houston, Texas                          110,000                     -                  -             3,900
    Tampa, Florida                          459,000                   460                797            21,600
                                    ---------------------------------------------------------------------------
TOTAL PROSPECTIVE DEVELOPMENT               569,000                   460                797            25,500
                                    ---------------------------------------------------------------------------
                                          2,028,000              $ 20,150             25,682            94,173
                                    ===========================================================================

COMPLETED DEVELOPMENT AND
TRANSFERRED TO INDUSTRIAL
PROPERTIES DURING 1998:
-----------------------
  Benjamin Distribution Center II
    Tampa, Florida                           47,000                 $ 815              2,437             2,437
  Palm River II
    Tampa, Florida                           72,000                 1,236              3,307             3,307
  Rampart Distribution Center II
    Denver, Colorado                         66,000                   294              3,266             3,266
  Chancellor Center
    Orlando, Florida                         51,000                   168              2,011             2,011
  World Houston 6
    Houston, Texas                           68,000                 2,848              2,848             2,848
                                    ---------------------------------------------------------------------------
TOTAL TRANSFERRED TO INDUSTRIAL             304,000               $ 5,361             13,869            13,869
                                    ===========================================================================

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approval from governmental entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.

A summary of gains (losses) on real estate investments for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                 NET              RECOGNIZED
                                              BASIS          SALES PRICE          GAIN/(LOSS)
                                        ----------------    ----------------    ----------------
                                                            (IN THOUSANDS)
                   1998
Real estate properties:
    Hampton House Apartments            $          5,977               6,611                 634
    Sutton House Apartments                        7,696               9,448               1,752
    Doral Club Apartments                          5,900               9,046               3,146
    Grande Pointe Apartments                       5,857               7,104               1,247
    401 Exchange Distribution Center                 621                 666                  45
    East Maricopa Distribution Center                625                 625                   -
    Columbia Place Office Building                11,524              13,913               2,389
    Park Ridge Distribution Center                 3,154               3,154                   -
LNH Land                                               9                  53                  44
Jacksonville - deferred gain                        (383)                  -                 383
Other                                                (73)                  -                  73
                                        ----------------    ----------------    ----------------
                                        $         40,907              50,620               9,713
                                        ================    ================    ================

                   1997
Real estate properties:
    Santa Fe Energy Building            $         10,354              12,660               2,306
    Liberty Corners Shopping Center                2,649               5,263               2,614
    Cowesett Corners Shopping Center               4,253               5,929               1,676
    Houston Land                                     (98)                  -                  98
    Wellington Land                                  (14)                (14)                  -
    Plus Park - deferred gain                        (62)                  -                  62
    Bell Road - deferred gain                        (96)                  -                  96
Mortgage loan writedown                              475                   -                (475)
                                        ----------------    ----------------    ----------------
                                        $         17,461              23,838               6,377
                                        ================    ================    ================
                   1996
Real estate properties:
    Garden Villa Apartments             $          2,715               4,068               1,353
    Southwyck Land                                    97                 149                  52
    Pompano Beach Land                             3,280               3,267                 (13)
    Baygreen Industrial Center                     1,679               1,677                  (2)
    Wellington Land                                  397                 601                 204
    Pin Oaks Apartments                            1,675               4,235               2,560
    Eastgate Apartments                            1,326               1,753                 427
    Plantations Apartments                         6,765               7,116                 351
Land purchase leasebacks:
    Bellevue                                           -                 472                 472
    Taco Bell                                         12                 142                 130
Mortgage loan writedown                              200                   -                (200)
                                        ----------------    ----------------    ----------------
                                        $         18,146              23,480               5,334
                                        ================    ================    ================

The following schedule indicates approximate future minimum rental receipts under noncancelable leases for the real estate properties by year as of December 31, 1998 (in thousands):

    YEAR ENDED
DECEMBER 31, 1998
-----------------
1999                                                $  61,030
2000                                                   52,272
2001                                                   44,574
2002                                                   34,818
2003                                                   24,073
Later Years                                            49,988
                                             ----------------
Total Minimum Receipts                               $266,755
                                             ----------------

(3)      MORTGAGE LOANS RECEIVABLE

         A summary of mortgage loans follows:

                                                                 DECEMBER 31,
                                                                 ------------
                                                               1998       1997
                                                               ----       ----
                                                               (IN THOUSANDS)
First mortgage loans:
  Industrial (2 loans in 1997)                               $      -      1,686
  Apartment (1 loan)                                            3,010      2,836
  Motels (2 loans in 1998; 3 loans in 1997)                     1,250      1,714
  Undeveloped Land (2 loans)                                    4,405      4,382
  Other (3 loans in 1998; 4 loans in 1997)                        149        234
                                                             --------   --------
                                                             $  8,814     10,852
                                                             ========   ========

         At December 31, 1997, the carrying value of two impaired motel mortgage loans was $1,318,000. At December 31, 1998, the carrying value of these two motel mortgage loans was reduced to $1,250,000. Interest income recorded on the motel mortgages was $174,000 for 1998, $364,000 for 1997, and $403,000 for 1996.
These loans were paid off in February 1999.

(4)      INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS

         The investment in real estate investment trusts ("REIT") consists of the following:

                                            DECEMBER 31, 1998         DECEMBER 31, 1997
                                            -----------------         -----------------
                                                      ESTIMATED                 ESTIMATED
                                            COST     FAIR  VALUE       COST     FAIR VALUE
                                         ---------   -----------     --------  -----------
                                                            (In thousands)
Meridian Point Realty Trust VIII *       $       -          -           13,756     12,506
Franklin Select Realty Trust                 5,130       5,737           3,297      4,012
                                         -------------------------------------------------
                                         $   5,130       5,737          17,053     16,518
                                         =================================================


* See Note 9 for a full discussion on the Meridian VIII acquisition.


 (5)     NOTES PAYABLE TO BANKS

         At December 31, 1998, the Company had a line of credit from a commercial bank in the amount of $50,000,000 that was secured by the outstanding stock of two of the Company's wholly-owned subsidiaries and by the Company's ownership interests in two partnerships. Borrowings under the credit line at December 31, 1998 were $17,392,000 and the interest rate was LIBOR plus 1.40% (6.96% at December 31, 1998). Total loan commitment fees of $74,000, $75,000 and $50,000 were paid in 1998, 1997 and 1996 for this line of credit. This line of credit expired January 31, 1999.

         At December 31, 1998, the Company had $96,930,000 outstanding under a $100,000,000 acquisition line of credit from a commercial bank. The acquisition line had an interest rate of LIBOR plus 1.40% at December 31, 1998. The line was secured by 11 properties of the Company with an aggregate carrying amount of $129,754,000 at December 31, 1998 and was due to expire September 30, 2000. Total loan commitment fees of $62,500, $143,750 and $37,500 were paid in 1998, 1997 and 1996 for this line of credit.

         On January 13, 1999, the Company replaced the $50,000,000 and $100,000,000 bank lines with a new three-year $150 million unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25% and was 6.19% at March 10, 1999. The book manager and administrative agent for the credit facility is Chase Bank of Texas, which led a syndicate of banks including First Union National Bank, syndication agent; PNC Bank, documentation agent; First American National Bank operating as Deposit Guaranty National

Bank, co-agent; SouthTrust Bank; AmSouth Bank; Bank One Louisiana; Hibernia National Bank; First Tennessee Bank and Trustmark National Bank.

         On March 1, 1999, the Company closed a $47 million, nonrecourse first mortgage loan with Metropolitan Life. The note has an interest rate of 6.8%, 20-year amortization and a 10-year maturity. It is secured by six industrial properties in California: Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center, Dominguez Distribution Center, Walnut Business Center and Washington Distribution Center. The proceeds were used to reduce bank borrowings. This new loan reduced the Company's weighted average interest rate on mortgage debt from 8.2% to 7.8%.

         Average bank borrowings were $94,488,000 in 1998 compared to $11,155,000 in 1997, with average interest rates of 7.06% in 1998 compared to 7.55% in 1997.

(6)      MORTGAGE NOTES PAYABLE

A summary of mortgage notes payable follows:

---------------------------------- ----------- ------------- ----------- ------------- -----------------------------
                                                                           CARRYING
                                                                            AMOUNT          BALANCE AT DECEMBER 31,
                                                    P&I        MATURITY   OF SECURING       -----------------------
PROPERTY                              RATE        PAYMENT        DATE     REAL ESTATE       1998           1997
                                                                                       (IN THOUSANDS)
Interstate Distribution Center #1       9.25%       $10,827   06/01/09          2,672            758            814
Interstate Distribution Center #2       9.25%        12,844   06/01/09          2,971            971          1,032
8150 Leesburg Pike Office Building      8.50%        52,304   06/15/05         12,617          3,109          3,456
Deerwood Distribution Center           8.375%        16,339   07/01/03          2,639          1,648          1,699
North Shore Improvement Bonds        6.3-7.5%    Semiannual   09/02/16          2,539            410            421
Northwest Point Business Park           7.75%        32,857   03/01/01          6,428          4,016          4,096
56th Street Commerce Park              8.875%        21,816   08/01/04          2,885          2,143          2,212
Exchange Distribution Center           8.375%        21,498   08/01/05          3,239          2,314          2,375
LaVista Apartments                     8.688%        48,667   09/01/05          6,614          5,699          5,784
Westport Commerce Center                8.00%        28,021   08/01/05          5,119          3,090          3,176
LakePointe Business Park               8.125%        81,675   10/01/05          9,418         10,680         10,788
JetPort, Jetport 515, Jetport 516      8.125%        33,769   10/01/05          4,588          3,711          3,811
University Business Center              9.06%        85,841   04/01/00         15,258          8,727          9,095
University Business Center              7.45%        74,235   02/28/02         11,117          8,874          8,955
Huntwood Associates                     7.99%       100,250   08/22/06         17,680         12,597         12,785
Wiegman Associates                      7.99%        46,269   08/22/06          8,768          5,814          5,900
Chamberlain Distribution Center         8.75%        21,376   01/01/05          3,926          2,462          2,501
Eastlake Distribution Center            8.50%        57,115   07/05/04          9,698          4,771          5,039
Estrella Distribution Center            9.25%        23,979   01/02/03          5,213          2,571              -
E.Univ, 7th St, 55th St, Ethan Allen    8.06%        96,974   06/26/07         24,541         12,281              -
Waldenbooks Distribution Center         7.83%        98,877   09/15/07         21,801         12,779              -
West Palm Distribution Center           8.25%         7,700   09/01/00          3,133            981              -
Lamar II Distribution Center            6.90%        16,925   12/01/08          6,645          2,200              -
Auburn I Distribution Center           8.875%        64,885   09/01/09         15,905          5,357              -
World Houston 1 and 2                   7.77%        33,019   04/15/07          6,386          4,531              -
Doral Club Apartments                  8.625%        36,494   10/31/03              -   Repaid 09/98          4,230
Sutton House Apartments                 8.00%        45,257   10/31/03              -   Repaid 09/98          5,746
Columbia Place Office Building         8.875%        93,292   12/31/09              -   Repaid 12/98          9,788
Metro Business Park                     8.00%        15,892   04/01/98              -   Repaid 04/98          1,677
                                                                         -------------------------------------------
                                                                             $211,800       $122,494        105,380
                                                                         -------------------------------------------

         Approximate principal payments due during the next five years as of December 31, 1998 are as follows:

           1999                            $3,131,000
           2000                            12,621,000
           2001                             7,228,000
           2002                            11,636,000
           2003                             7,387,000

         As discussed in Note 5 above, the Company closed a $47 million, nonrecourse first mortgage loan with Metropolitan Life on March 1, 1999. Considering the effect of this new loan, approximate principal payments due during the next five years are as follows:

           1999                           $ 3,982,000
           2000                            13,825,000
           2001                             8,516,000
           2002                            13,015,000
           2003                             8,863,000

(7)      REVERSE REPURCHASE AGREEMENTS

         The Company does not in the ordinary course of business take possession of the securities, which collateralize its reverse repurchase agreements (assets purchased under agreements to resell). However, the Company has the right to demand additional collateral or to request return of the invested funds at any time the collateral value is less than the invested funds plus any accrued earnings thereon. These transactions are conducted on a short-term basis with financial institutions with which the Company has normal business relationships. At December 31, 1998 and 1997, the Company did not hold reverse repurchase agreements with any individual counterparty or group of counterparties in excess of 10% of stockholders' equity.

(8)      STOCKHOLDERS' EQUITY

MANAGEMENT INCENTIVE PLAN-STOCK OPTIONS/INCENTIVE AWARD

         In 1994, the Company adopted the 1994 Management Incentive Plan. The Plan includes stock options (50% vested after one year and the other 50% after two years) and an annual incentive award.

         Stock option activity for the 1994 plan is as follows:

                                                                             Years ended December 31,
                                                                     --------------------------------------
                                                          1998                      1997                         1996
                                              ----------------------------- -------------------------- --------------------------
                                                                Weighted                    Weighted                     Weighted
                                                                 Average                     Average                     Average
                                                     Shares     Exercise          Shares    Exercise          Shares     Exercise
                                                                 Price                       Price                        Price
                                              -------------   -----------  -------------   ---------    ------------    ---------
    Outstanding at beginning of year                668,758      $16.49           422,250    $13.42          261,375      $12.12
    Granted                                           7,000      $20.67           287,425    $20.39          202,125      $14.61
    Exercised                                       (22,935)     $14.17           (37,692)   $13.05          (31,500)     $12.29
    Expired                                          (7,190)     $18.01            (3,225)   $14.97           (9,750)     $13.09
                                              -------------                  ------------                 ----------
    Outstanding at end of year                      645,633      $16.60           668,758    $16.49          422,250      $13.42
                                              =============                  ============                 ==========

    Exercisable at end of year                      497,391      $15.45           282,633    $13.18          220,125      $12.51
    Available for grant at end of year               29,388           -            34,205         -           44,896           -

    Price range of options:
              Outstanding                    $12.00-$22.375                $12.00-$22.375              $12.00-$17.92
              Exercised                      $12.67-$17.92                 $12.00-$14.92               $12.00-$12.67
              Exercisable                    $12.00-$22.375                $12.00-$14.83               $12.00-$12.67

         The weighted average contractual life of the options outstanding as of December 31, 1998 was 7.44 years.

         The annual incentive award program began in 1995 and the Compensation Committee determines awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The 1998, 1997 and 1996 awards approximated $469,000, $307,000 and $311,000, respectively, and were payable two-thirds in cash and one-third in stock of the Company.

DIRECTORS STOCK OPTION PLAN

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

         Stock option activity for the Director plan is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                    1998                      1997                     1996
                                          ------------------------- ------------------------- -----------------------
                                                         Weighted                    Weighted                Weighted
                                                          Average                    Average                  Average
                                           Shares        Exercise       Shares       Exercise     Shares     Exercise
                                                           Price                      Price                    Price
                                           -------       --------       -------      ---------    ------     --------
    Outstanding at beginning of year         70,500        $13.300      76,500       $11.830     65,250      $11.350
    Granted                                  16,500        $20.625      11,250       $19.375     11,250      $14.580
    Exercised                                (6,750)       $12.830     (17,250)      $10.750          -            -
    Expired                                  (2,250)       $19.375           -             -          -            -
                                            -------                    -------                   ------
    Outstanding at end of year               78,000        $14.710      70,500       $13.300     76,500      $11.830
                                            =======                    =======                   ======

    Exercisable at end of year               78,000        $14.710      70,500       $13.300     76,500      $11.830
    Available for grant at end of year       25,500              -      39,750             -     51,000            -

    Price range of options:
              Outstanding                 $10.67-$20.625            $10.67-$19.375            $10.67-$14.58
              Exercised                   $11.25-$14.58             $10.67-11.25              -
              Exercisable                 $10.67-$20.625            $10.67-$19.375            $10.67-$14.58

         The weighted average contractual life of the options outstanding as of December 31, 1998 was 6.67 years.

SERIES A 9.00% CUMULATIVE REDEEMABLE PREFERRED STOCK

         In June 1998, EastGroup sold 1,725,000 shares of Series A 9.00% Cumulative Redeemable Preferred Stock at $25.00 per share in a public offering. Net proceeds of approximately $41,357,000 were used to repay advances outstanding on the Company's line of credit. The preferred stock, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after June 19, 2003, has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

SERIES B 8.75% CUMULATIVE CONVERTIBLE PREFERRED STOCK

         In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C. (Five Arrows), an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. Under the terms of this agreement, EastGroup Properties could sell 2,800,000 shares of Series B Preferred Stock to Five Arrows at up to five closings, at EastGroup's option, through September 25, 1999. In connection with this offering, EastGroup has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to the Series B Preferred Stock and the right to designate a member of the Board of Directors under certain circumstances.

         The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible.

         In December 1998, the Company sold $10,000,000 of the Series B Preferred Stock to Five Arrows and plans to sell the remaining $60,000,000 by September 25, 1999.

COMMON STOCK ISSUANCES

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

COMMON STOCK REPURCHASE PLAN

          During third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. As of December 31, 1998, the Company had repurchased 21,100 shares for $359,000. Under Maryland law, these shares became authorized but unissued shares of common stock when repurchased.

SHAREHOLDER RIGHTS PLAN

         In December 1998, EastGroup adopted a Shareholder Rights Plan designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. Under the Plan, Rights were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on December 28, 1998. A Right will also be delivered with all shares of Common Stock issued after December 28, 1998 and
1.1364 Rights will be delivered with all shares of EastGroup's Series B Cumulative Convertible Preferred Stock issued after December 28, 1998. The Rights will expire at the close of business on December 3, 2008.

         Each whole Right will entitle the holder to buy one one-thousandth (1/1000) of a newly issued share of EastGroup's Series C Preferred Stock at an exercise price of $70.00. The Rights attach to and trade with the shares of the Company's Common Stock and Series B Preferred Stock. No separate Rights Certificates will be issued unless an event triggering the Rights occurs. The Rights will detach from the Common Stock and Series B Preferred Stock and will initially become exercisable for shares of Series C Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning 15% or more of EastGroup's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interest of EastGroup and its shareholders. The Rights will also detach from the Common Stock and Series B Preferred Stock if the Board determines that a person holding at least 9.8% of EastGroup's Common Stock intends to cause EastGroup to take certain actions adverse to it and its shareholders or that such holder's ownership would have a material adverse effect on EastGroup.

         If any person becomes the beneficial owner of 15% or more of EastGroup's Common Stock and the Board of Directors does not within 10 days thereafter redeem the Rights, or a 9.8% holder is determined by the Board to be an adverse person, each Right not owned by such person or related parties will then enable its holder to purchase, at the Right's then-current exercise price, EastGroup Common Stock (or, in certain circumstances as determined by the Board, a combination of cash, property, common stock or other securities) having a value of twice the Right's exercise price.

         Under certain circumstances, if EastGroup is acquired in a merger or similar transaction with another person, or sells more than 50 percent of its assets, earning power or cash flow to another entity, each Right that has not previously been exercised will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other entity having a value of twice the Right's exercise price.

         EastGroup will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th day following public announcement that a 15% position has been acquired, or until the Board has determined a 9.8% holder to be an adverse person. Prior to such time, the Board of Directors may extend the redemption period.

DIVIDEND REINVESTMENT PLAN

         During 1995, the Company adopted a dividend reinvestment plan, which allows stockholders to reinvest cash distributions in new shares of the Company.

FAIR VALUE OF STOCK OPTIONS

         In accordance with SFAS No. 123, the following additional disclosures are required related to options granted after January 1, 1995. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.54%, 6.09%, and 6.66%; dividend yields of 7.64%, 7.49%, and 8.60%; volatility factors of 15.5%, 13%, and 12.4%, and expected option lives of 5 years for all years presented.

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

                                                                          1998           1997            1996
                                                                       -----------    -----------    --------------
                                                                           (In thousands, except per share data)
          Net income available to common shareholders - as reported       $27,266         20,779            12,509
          Net income available to common shareholders - pro forma          27,033         20,642            12,472
          Net income per basic share - as reported                           1.67           1.58              1.44
          Net income per basic share - pro forma                             1.66           1.57              1.44
          Weighted average fair value of options                             3.48           1.10               .86
            granted during year

EARNINGS PER SHARE

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS, instead of the formerly required primary and fully diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations are as follows:

                                                                      1998                1997              1996
                                                                  --------------     ---------------    --------------
        BASIC EPS COMPUTATION                                                          (In thousands)
          Numerator-net income available to common shareholders         $27,266              20,779            12,509
          Denominator-weighted average shares outstanding                16,283              13,176             8,677

        DILUTED EPS COMPUTATION
          Numerator-net income available to common shareholders         $27,266              20,779            12,509
          Denominator-weighted average shares outstanding                16,283              13,176             8,677

            Common stock options                                         140                 162                72
            Limited partnership units                                      9                   -                 -
                                                               --------------     ---------------    --------------
            Total Shares                                              16,432              13,338             8,749
                                                               ==============     ===============    ==============

(9)     ACQUISITIONS

ENSIGN PROPERTIES, INC. ACQUISITION

         In March 1998, EastGroup acquired Ensign Properties, Inc., an independent industrial developer in Orlando. This acquisition, which was accounted for under the purchase method of accounting, allowed EastGroup to become self-managed in Orlando and Tampa with plans to expand self-management to its other Florida markets. The purchase price of the acquisition amounting to approximately $1,800,000 was allocated primarily to goodwill, development costs, leasing commissions and other prepaid costs. The operating results of Ensign Properties, Inc. have been included in the consolidated statement of income subsequent to the date of acquisition. The pro forma impact related to the acquisition would be immaterial to the consolidated financial statements.

MERIDIAN VIII ACQUISITION

         On June 1, 1998, the merger of Meridian VIII into a wholly-owned subsidiary of EastGroup was completed, accounting for the acquisition by using the purchase method of accounting. For financial reporting purposes, the acquired assets of Meridian VIII were assigned new cost basis amounts based on the allocation of the purchase price of the assets. In general, the purchase price to the Company consisted of the cash paid for the Meridian VIII and the Company's previous investment in Meridian VIII. The shares of Meridian VIII owned by the Company were retired at the merger date. The operating results of Meridian VIII have been included in the consolidated statement of income subsequent to the date of acquisition.

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

                  The increase in net assets at the acquisition date, based on estimated relative fair values, resulting from the acquisition was as follows (in thousands):

           Real estate properties                                               $96,366
           Cash                                                                   6,118
           Accrued interest and other receivables                                   119
           Other assets                                                             124
           Mortgage notes and interest payable                                  (33,422)
           Accounts payable and other liabilities                                  (871)
                                                                            -----------
                TOTAL                                                           $68,434
                                                                            ===========

         The purchase price of the net assets acquired consisted of the following (in thousands):

           Acquisition of Meridian Shares                                       $52,760
           Merger costs                                                           1,569
           Prior investment in Meridian                                          14,105
                                                                            -----------
                TOTAL                                                           $68,434
                                                                            ===========


         The following unaudited pro forma combined results of operations give effect to the Meridian VIII merger as if it had occurred at the beginning of the fiscal year for each of the years presented:

           (In thousands, except per share amounts)              1998          1997
           -----------------------------------------------------------------------------
           Revenues                                                $80,022       63,978
                                                             ---------------------------
           Net income available to common shareholders             $25,566       19,316
                                                             ---------------------------
           Net income per basic share                            $    1.57         1.47
                                                             ---------------------------
                    Shares used in computation                      16,283       13,176
                                                             ---------------------------
           Net income per basic share                            $    1.56         1.45
                                                             ---------------------------
                    Shares used in computation                      16,432       13,338
                                                             ---------------------------

         In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1998 and the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

COPLEY AND LNH ACQUISITIONS

         During 1996, the Company acquired the entities described below accounting for the acquisitions by using the purchase method of accounting. For financial reporting purposes, the assets of the company acquired were assigned new cost basis amounts based on the allocation of the purchase price of the assets to the Company. In general, the purchase price to the Company consisted of the new shares issued at the market price of the Company's shares and the previous investment the Company had in LNH and Copley. The shares of LNH and Copley owned by the Company were retired at the merger date. The operating results of LNH and Copley have been included in the consolidated statements of income subsequent to the dates of acquisition.

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

         The following unaudited pro forma combined results of operations give effect to the LNH and Copley mergers as if they had occurred at the beginning of the fiscal year for the year presented:

(In thousands, except per share amounts)             1996
                                                     ----
Revenues                                           $47,191
                                                   =======
Net income                                          12,796
                                                   =======
Net income per basic share                            1.21
                                                   =======
Shares used in computation                          10,532
                                                   =======


In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.

(10)     QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                       1998                                                 1997
                                                   Quarter Ended                                      Quarter Ended
                               ---------------------------------------------------  ------------------------------------------------
                                 Mar 31       Jun 30       Sep 30       Dec 31        Mar 31       Jun 30       Sep 30      Dec 31
                                                                (In thousands, except per share data)
Revenues                          $ 16,041       18,681       20,753       21,253        11,989     12,665       13,546      15,422
Expenses                           (11,116)     (14,150)     (15,595)     (16,244)       (9,014)    (9,112)      (9,941)    (11,153)
                               ------------ ------------ ------------ ------------  ------------ ---------- ------------ -----------
Income before gain (loss)
  on investments                     4,925        4,531        5,158        5,009         2,975      3,553        3,605       4,269
Gain (loss) on investments              73        1,017        4,996        3,627           112         (5)       6,300         (30)
                               ------------ ------------ ------------ ------------  ------------ ---------- ------------ -----------
Net income                         $ 4,998        5,548       10,154        8,636         3,087      3,548        9,905       4,239
Preferred dividends                      -         (129)        (970)        (971)            -          -            -           -
                               ------------ ------------ ------------ ------------  ------------ ---------- ------------ -----------
Net income available to
   common shareholders             $ 4,998        5,419        9,184        7,665         3,087      3,548        9,905       4,239
                               ============ ============ ============ ============  ============ ========== ============ ===========
BASIC PER SHARE DATA
Net income                            0.31         0.33         0.56         0.47          0.26       0.28         0.78        0.27
                               ============ ============ ============ ============  ============ ========== ============ ===========
Weighted average shares
   oustanding                       16,223       16,299       16,308       16,300        11,722     12,675       12,685      15,583
                               ============ ============ ============ ============  ============ ========== ============ ===========

DILUTED PER SHARE DATA
Net income                            0.30         0.33         0.56         0.47          0.26       0.28         0.77        0.27
                               ============ ============ ============ ============  ============ ========== ============ ===========
Weighted average shares
   outstanding                      16,391       16,452       16,423       16,456        11,861     12,822       12,865      15,765
                               ============ ============ ============ ============  ============ ========== ============ ===========

The above quarterly earnings per share calculations are based on the weighted average number of common shares outstanding during each quarter for earnings per common share and the weighted average number of outstanding common shares and common share equivalents during each quarter for the earnings per common share, assuming dilution. The annual earnings per share calculations are based on the weighted average number of common shares outstanding during each year for earnings per common share and the weighted average number of outstanding common shares and common share equivalents during each year for earnings per common share, assuming dilution.

(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                         1998                            1997
                                                         ----                            ----
                                             CARRYING          FAIR          CARRYING             FAIR
                                              AMOUNT           VALUE          AMOUNT             VALUE
                                              ------           -----          ------             -----
                                                                      (IN THOUSANDS)
Financial Assets
   Cash and cash equivalents                    $ 2,784           2,784           1,298              1,298
   Investments in real estate
     Investment trusts                            5,737           5,737          16,518             16,518
   Mortgage loans receivable                      8,814           8,946          10,852             11,937
Financial Liabilities
   Mortgage notes payable                       122,494         130,066         105,380            110,181
   Notes payable to banks                       114,322         114,322          41,770             41,770

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

(12)     NEW ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a financial statement. The Company adopted this standard as of January 1, 1998.

BUSINESS SEGMENTS

         Also in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles GAAP)), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company uses FFO as a measure of the performance of our industry as an equity real estate investment trust because, along with cash flows from operating activities, financing and investing activities, it provides a measure of our ability to incur and service debt and to make capital expenditures. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including our ability to make distributions. The table below presents on a comparative basis for the three fiscal years reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income available for common shareholders:


                                                                         1998             1997            1996
                                                                                     (In thousands)
                                                                     -----------------------------------------------
PROPERTY REVENUES:
    Industrial                                                             $61,417         33,338            19,314
    Office                                                                   6,783          8,353             7,383
    Other                                                                    6,112          8,100            10,446
                                                                     -------------    -----------    --------------
                                                                            74,312         49,791            37,143
                                                                     -------------    -----------    --------------
PROPERTY EXPENSES:
    Industrial                                                             (14,414)        (8,258)           (4,987)
    Office                                                                  (1,927)        (2,618)           (2,929)
    Other                                                                   (2,987)        (3,949)           (5,346)
                                                                     -------------    -----------     -------------
                                                                           (19,328)       (14,825)          (13,262)
                                                                     -------------    -----------     -------------
PROPERTY NET OPERATING INCOME:
    Industrial                                                              47,003         25,080            14,327

    Office                                                                   4,856          5,735             4,454
    Other                                                                    3,125          4,151             5,100
                                                                     --------------    -----------    --------------
TOTAL PROPERTY NET OPERATING INCOME                                         54,984         34,966            23,881
                                                                     --------------    -----------    --------------

Other income                                                                 2,442          3,831             2,656
Interest expense                                                           (16,948)       (10,551)           (8,930)
General and administrative                                                  (3,822)        (2,923)           (2,356)
Minority interest in earnings                                                 (783)          (796)             (431)
Dividends on preferred shares                                               (2,070)             -                 -
                                                                     --------------    -----------    --------------

FUNDS FROM OPERATIONS                                                       33,803         24,527            14,820

Depreciation and amortization                                              (16,574)       (10,409)           (7,759)
Share of joint venture depreciation and amortization                           324            284               142
Gains from property sales/investment in REITs                                9,713          6,377             5,340
Other                                                                            -              -               (34)
                                                                     --------------    -----------    --------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                 27,266         20,779            12,509
Dividends on preferred shares                                                2,070              -                 -
                                                                     --------------    -----------    --------------
NET INCOME                                                                 $29,336         20,779            12,509
                                                                     ==============    ===========    ==============
ASSETS:
    Industrial                                                            $532,869        330,639           188,833
    Office                                                                   6,896         39,753            38,912
    Other                                                                    8,866         15,380            37,494
                                                                     --------------    -----------    --------------
                                                                           548,631        385,772           265,239
    Less accumulated depreciation                                          (34,042)       (29,095)          (22,703)
                                                                     --------------    -----------    --------------
                                                                           514,589        356,677           242,536
                                                                     --------------    -----------    --------------

    Real estate held for sale                                               25,620         23,233            14,878
        Less accumulated depreciation                                       (8,794)        (3,217)             (859)
                                                                     --------------    -----------    --------------
                                                                            16,826         20,016            14,019
    Investment in joint venture                                                  -              -             4,367
    Mortgage loans                                                           8,814         10,852            12,503
    Investment in real estate investment trusts                              5,737         16,518               934
    Cash                                                                     2,784          1,298               438
    Other assets                                                            18,798          7,766             6,658
                                                                     --------------    -----------    --------------

TOTAL ASSETS                                                              $567,548        413,127           281,455
                                                                     ==============    ===========    ==============
REAL ESTATE INVESTMENT CAPITAL EXPENDITURES

ACQUISITIONS
    Industrial                                                            $178,163        124,149           111,085
    Office                                                                      --             --            18,829
    Other                                                                       --             --             7,336

DEVELOPMENTS
    Industrial                                                              25,511          14,936            1,695
    Office                                                                      --              --               --
    Other                                                                       --              --               --


ORGANIZATION COSTS

         In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Unamortized organization costs will be written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle.

(13)     SUBSEQUENT EVENTS

         Purchases of industrial properties subsequent to December 31, 1998 include the following:

                                                              CLOSING
PROPERTY                               LOCATION                 DATE              SIZE            PURCHASE PRICE
--------                               --------                 ----              ----            --------------
                                                                              (Square feet)       (In thousands)
Central Green               Houston, Texas                     01-07-99                83,575            $ 4,570
Blue Heron
  Distribution Center       West Palm Beach, Florida           01-15-99               110,000              4,535
                                                                                                         --------
                                                                                                         $ 9,105
                                                                                                         =======

         In addition, subsequent to December 31, 1998, the Company purchased a
4.73 acre parcel of land for development in Carson, California for $1,600,000.

         On January 13, 1999, the Company replaced the $50,000,000 and $100,000,000 bank lines held with Deposit Guaranty National Bank with a new three-year $150 million unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25% and was 6.19% at March 10, 1999. The book manager and administrative agent for the credit facility is Chase Bank of Texas, which led a syndicate of banks including First Union National Bank, syndication agent; PNC Bank, documentation agent; First American National Bank operating as Deposit Guaranty National Bank, co-agent; SouthTrust Bank; AmSouth Bank; Bank One Louisiana; Hibernia National Bank; First Tennessee Bank and Trustmark National Bank. The amounts outstanding under the bank lines with Deposit Guaranty were repaid in January 1999.

          On March 1, 1999, the Company closed a $47 million, nonrecourse first mortgage loan with Metropolitan Life. The note has an interest rate of 6.8%, 20-year amortization and a 10-year maturity. It is secured by six industrial properties in California: Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center, Dominguez Distribution Center, Walnut Business Center and Washington Distribution Center. The proceeds were used to reduce bank borrowings. This new loan reduced the Company's weighted average interest rate on mortgage debt from 8.2% to 7.8%.

(14)     RELATED PARTY TRANSACTIONS

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of March 5, 1999, we reported on the consolidated balance sheets of EastGroup Properties, Inc., and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Jackson, Mississippi                   KPMG Peat Marwick LLP
March 5, 1999


                                  REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1998 (IN THOUSANDS)

                                                                                                       INITIAL COST
                                                                                                      TO THE COMPANY
                                                                                          ------------------------------------
                                                                                                                BUILDINGS
DESCRIPTION                                          ENCUMBRANCES                           LAND              AND IMPROVEMENTS
-----------                                          ------------                           ----              ----------------

Real estate properties (c) and (d):
Industrial:
    Nobel Center - California                                  410                           542                             -
    Exchange Warehouses -Texas                                   -                           250                           750
    Interstate Warehouses -Texas                             1,729                         1,757                         4,941
    Venture Warehouses -Texas                                    -                         1,452                         3,762
    Rampart-Colorado                                             -                         1,023                         3,861
    Sunbelt-Florida                                              -                         1,034                         5,056
    La Quinta-Florida                                            -                           191                           575
    Deerwood-Florida                                         1,648                         1,147                         1,799
    56th Street - Florida                                    2,143                           683                         2,880
    JetPort Commerce Park  - Florida                         3,711                           857                         3,635
    Lake Pointe - Florida                                   10,680                         3,442                         6,450
    Exchange Distribution - Florida                          2,314                           603                         2,414
    Phillips - Florida                                           -                         1,375                         2,961
    Northwest Point - Texas (h)                              5,415                         1,243                         5,640
    Westport - Florida                                       3,090                           980                         3,800
    Lakeside Distribution - Oklahoma                             -                           120                         1,154
    Linpro Distribution - Florida                                -                           613                         2,243
    Broadway Industrial Center - Arizona                         -                           837                         3,349
    Dominguez Distribution - California                          -                         2,006                         8,025
    Huntwood Associates - California                        12,597                         3,842                        15,368
    Kingsview Industrial - California                            -                           643                         2,573
    Metro Business Park - Arizona                                -                         1,927                         7,708
    Sample I-95 - Florida                                        -                         1,565                         6,262
    University Business Center - California                 17,601                         5,517                        22,067
    Wiegman Associates - California                          5,814                         2,197                         8,788
    Braniff Park West - Oklahoma (g)                         4,203                         1,066                         4,641
    Walnut Business Park - California (g)                    5,791                         2,885                         5,274
    Interchange Business Park - Mississippi (h)                891                           343                         5,007
    Palm River I - Florida                                       -                           540                         2,131
    West Loop II - Texas (h)                                   636                           440                         2,511
    Lockwood Distribution Center - Texas (h)                 1,316                           749                         5,444
    Lockhart Distribution Center - Texas (h)                   840                             -                         3,489
    Cypress Creek - Florida (h)                                584                             -                         2,465
    Senator Street  - Tennessee (h)                            585                           540                         2,187
    Chamberlain - Arizona (h)                                3,316                           506                         3,564
    35th Avenue - Arizona (h)                                  594                           418                         2,381
    Washington - California (h)                              1,409                         1,636                         4,900
    San Clemente - California (h)                              616                           893                         2,004
    Ellis Dist. Center - Florida (g)                         5,979                           540                         7,513
    Westside Dist. Center - Florida (g)                      9,926                         1,170                        11,726
    Elmwood Business Park - Louisiana (g)                    6,733                         2,861                         6,337
    Riverbend Business Park - Louisiana (g)                 14,511                         2,592                        17,623
    Butterfield Trail Industrial - Texas (g)                14,321                             -                        19,842
    Eastlake Distribution Center - California (h)            6,882                         3,046                         6,888
    109th Street - Texas (h)                                   218                           110                           867
    Benjamin I - Florida                                         -                           424                         1,966
    Chancellor Distribution - Florida                            -                           291                         1,711
    Rampart II - Colorado                                        -                           230                         2,977
    Benjamin II - Florida                                        -                           419                         1,997
    Palm River II - Florida                                      -                           650                         2,494
    Estrella East - Arizona (h)                              3,705                           628                         4,694
    51st Avenue - Arizona (h)                                  493                           300                         2,029
    Stemmons Circle - Texas (h)                                504                           363                         2,014
    East University I and II - Arizona                       2,772                         1,120                         4,482
    7th Street Dist. Center - Arizona                          925                           373                         1,490
    55th Street Dist. Center - Arizona                       2,318                           912                         3,717


                                                      SCHEDULE III
                                                       (CONTINUED)


   COSTS CAPITALIZED           GROSS AMOUNT AT WHICH
 SUBSEQUENT TO ACQUISITION   CARRIED AT CLOSE OF PERIOD
-------------------------- ------------------------------
                                 BUILDINGS                ACCUMULATED
CAPITALIZED                           AND                 DEPRECIATION      YEAR              YEAR
  COSTS       OTHER        LAND   IMPROVEMENTS    TOTAL   DEC. 31, 1998     ACQUIRED          CONSTRUCTED
  -----       -----        ----   ------------    -----   -------------     --------          -----------
 3,710         --           542       3,710       4,252       1,713            1988            1979
   218         --           250         968       1,218         336            1988            1978
   786         --         1,757       5,727       7,484       1,841            1988            1979
   718         --         1,452       4,480       5,932       1,423            1988            1987
   295         --         1,023       4,156       5,179       1,189            1989            1987
   661         --         1,034       5,717       6,751       1,493            1989            1974
    67         --           191         642         833         206            1989            1978
 1,154         --         1,147       2,953       4,100         569            1993            1981/86/97
   827         --           683       3,707       4,390         656            1993/94/95      1974/79/85
 1,114         --           857       4,749       5,606       1,017            1993            1986/87
 1,375         --         3,442       7,825      11,267       1,849            1994            1975
   740         --           603       3,154       3,757         518            1994            1984/95
 1,863         --         1,375       4,824       6,199         738            1994            1984/85
   292         --         1,243       5,932       7,175         747            1994            1983/87
   880         --           980       4,680       5,660         541            1994            1986
   109         --           120       1,263       1,383         144            1996            1986
    96          2           615       2,339       2,954         214            1996            1971
    18         --           837       3,367       4,204         392            1996            1977
   478         --         2,006       8,503      10,509         579            1996            1988
   126         --         3,842      15,494      19,336       1,656            1996            1980
     1         --           643       2,574       3,217         219            1996            1977/79
   455         --         1,927       8,163      10,090         718            1996            1990
   152         --         1,565       6,414       7,979         820            1996            1987/88
   472          3         5,520      22,539      28,059       1,684            1996            1986/87
    21         --         2,197       8,809      11,006         657            1996            1974
   382         --         1,066       5,023       6,089         463            1996            1966/90
    42         --         2,885       5,316       8,201         448            1997            1981
   104         --           343       5,111       5,454         280            1997            1990
   107         --           540       2,238       2,778         106            1997            1980
    94         --           440       2,605       3,045         123            1997            1968/69=
    88         --           749       5,532       6,281         233            1997            1986
   539         --            --       4,028       4,028         166            1997            1986
   359         --            --       2,824       2,824         139            1997            1982
    42         --           540       2,229       2,769          82            1997            1994
     8         --           506       3,572       4,078         152            1997            1967
    14         --           418       2,395       2,813          86            1997            1996/97
   164         --         1,636       5,064       6,700         224            1997            1978
    --         --           893       2,004       2,897          68            1997            1977
   228         --           540       7,741       8,281         277            1997            1984
   871         --         1,170      12,597      13,767         481            1997            1979
   287         --         2,861       6,624       9,485         472            1997            1984
   244         --         2,592      17,867      20,459       1,033            1997            1995
   145         --            --      19,987      19,987         816            1997            1989
    24         --         3,046       6,912       9,958         260            1997            1970
    55         --           110         922       1,032          30            1997            1996
   (18)        --           424       1,948       2,372          99            1996/97         1996/97
     9         --           291       1,720       2,011         108            1996/97         1996/97
    59         --           230       3,036       3,266         205            1997/98         1997/98
    22         --           419       2,019       2,438          66            1997/98         1997/98
   164         --           650       2,658       3,308         119            1998            1988
    20         --           628       4,714       5,342         129            1998            1987
     5         --           300       2,034       2,334          70            1998            1977
    40                      363       2,054       2,417         104            1998            1989/87
    36         --         1,120       4,518       5,638         100            1998            1987
    15         --           373       1,505       1,878          30            1998            1987
    77         --           912       3,794       4,706          73            1998            1987


                                  SCHEDULE III
                                  (CONTINUED)



                                                                                                       INITIAL COST
                                                                                                      TO THE COMPANY
                                                                                          ------------------------------------
                                                                                                                BUILDINGS
DESCRIPTION                                          ENCUMBRANCES                           LAND              AND IMPROVEMENTS
-----------                                          ------------                           ----              ----------------
    Ethan Allen - California                                 6,266                         2,544                        10,175
    Waldenbooks Dist. Center - Tennessee                    12,779                         4,429                        17,716
    Lamar  - Tennessee                                       2,200                         1,332                         5,398
    Auburn Facility - Michigan                               5,357                         3,230                        12,922
    World Houston 1 and 2 - Houston                          4,531                           660                         5,893
    Senator Street II - Tennessee                                -                           435                         1,742
    Airpark Distribution - Tennessee (h)                       462                           250                         1,916
    Airport Distribution - Arizona (g)                       4,251                         1,103                         4,672
    World Houston 3,4,5 - Texas                                  -                         1,025                         6,413
    World Houston 6 - Texas                                      -                           425                         2,423
    America Plaza - Texas (g)                                3,895                           662                         4,660
    Shaw Commerce - California (g)                          10,524                         2,465                        11,627
    Industry Distribution - California (g)                  16,796                        10,230                        12,373
    Interstate Commerce - Florida                                -                           485                         2,652
    Northpointe Commerce - Oklahoma                              -                           777                         3,113
    Delp - Tennessee                                             -                         1,049                         4,197
    Airpark - Tennessee                                          -                            66                           262
    Getwell - Tennessee                                          -                           151                           603
    JC Penney - Tennessee                                        -                           486                         1,946
    Ambassador Row - Texas                                       -                         1,156                         4,625
    Carpenter - Texas                                            -                           208                           833
    Viscount - Texas                                             -                           395                         1,578
                                                     --------------               ---------------             -----------------
                                                           224,281                        95,454                       390,165
                                                     --------------               ---------------             -----------------

Industrial Development:
    Rampart III - Colorado                                       -                         1,038                             -
    John Young Parkway - Florida                                 -                           470                             -
    Walden - Florida                                             -                           337                             -
    Walden II - Florida                                          -                           465                             -
    Sunbelt II - Florida                                         -                           249                             -
    World Houston 7 & 8 - Texas                                  -                           680                             -
    Sample I-95 II - Florida                                     -                           785                             -
    Westlake - Florida                                           -                           700                             -
    Airport Commerce - Florida                                   -                         1,108                             -
    World Houston 9 - Texas                                      -                           889                             -
    Sabal Sites - Florida                                        -                           351                             -
    Stone - Florida                                              -                             -                             -
    Chestnut St. - California                                    -                         1,570                             -
    John Young Parkway II - Florida                              -                           527                             -
    Glenmont - Texas                                             -                           937                             -
    Premier Beverage - Florida                                   -                             -                             -
                                                     -------------------------------------------------------------------------
                                                                 -                        10,106                             -
                                                     -------------------------------------------------------------------------
Office Buildings:
  Los Angeles Corporate Center - California                      -                         1,363                         5,453
                                                     -------------------------------------------------------------------------
                                                                 -                         1,363                         5,453
                                                     -------------------------------------------------------------------------
Apartments:
  LaVista-Georgia                                            5,699                         1,526                         2,886
                                                     -------------------------------------------------------------------------
                                                             5,699                         1,526                         2,886
                                                     -------------------------------------------------------------------------
Operating Properties Held For Sale:
  8150 Leesburg Pike - Virginia (h)                         5,855                         2,208                        14,068
    West Palm I and II - Florida                              981                           635                         2,542
                                                     ------------------------------------------------------------------------
                                                            6,836                         2,843                        16,610
                                                     ------------------------------------------------------------------------
Land Held for Sale (e):
  Jefferson Parish-Louisiana                                    -                         3,050                             -
  Silvermill - Texas                                            -                            27                             -
                                                     ------------------------------------------------------------------------
                                                                -                         3,077                             0
                                                     ------------------------------------------------------------------------
  Total real estate owned                                 236,816                       114,369                       415,114
                                                     ========================================================================


                                  SCHEDULE III
                                  (CONTINUED)


   COSTS CAPITALIZED           GROSS AMOUNT AT WHICH
 SUBSEQUENT TO ACQUISITION   CARRIED AT CLOSE OF PERIOD
-------------------------- ------------------------------
                                 BUILDINGS                ACCUMULATED
CAPITALIZED                           AND                 DEPRECIATION      YEAR          YEAR
  COSTS       OTHER        LAND   IMPROVEMENTS    TOTAL   DEC. 31, 1998     ACQUIRED      CONSTRUCTED
  -----       -----        ----   ------------    -----   -------------     --------      -----------
      -         -         2,544         10,175     12,719           198     1998          1989
      1         -         4,429         17,717     22,146           345     1998          1978/80
     25         -         1,332          5,423      6,755           104     1998          1986
      4         -         3,230         12,926     16,156           251     1998          1996
      -         -           660          5,893      6,553           167     1998          1968
     17         -           435          1,759      2,194            39     1998          1975
      2         -           250          1,918      2,168            46     1998          1995
      -         -         1,103          4,672      5,775            85     1998          1998
      -         -         1,025          6,413      7,438            96     1998          1998
      -         -           425          2,423      2,848             -     1998          1996
      -         -           662          4,660      5,322           109     1998          1978/81/87
    215         -         2,465         11,842     14,307           219     1998          1959
    127         -        10,230         12,500     22,730           246     1998          1988
    246         -           485          2,898      3,383            83     1998          1996/1997
      -         -           777          3,113      3,890            28     1998          1977
     45         -         1,049          4,242      5,291            94     1998          1975
     10         -            66            272        338             5     1998          1972
      6         -           151            609        760            11     1998          1972
      1         -           486          1,947      2,433            38     1998          1958/1965
     10         -         1,156          4,635      5,791            90     1998          1958
      -         -           208            833      1,041            16     1998          1965
      -         -           395          1,578      1,973            31     1998          1965
-----------------------------------------------------------------------
 21,563         5        95,459        411,728    507,187        31,262
-----------------------------------------------------------------------


  1,131         3         1,038          1,134      2,172             -     1997/98       1997/98
  2,445         -           470          2,445      2,915             3     1997/98       1997/98
      -         -           337              -        337             6     1998          1998
  3,726         -           465          3,726      4,191             -     1997/98       1997/98
  1,963         -           249          1,963      2,212             -     1998          1998
  4,008         -           680          4,008      4,688           115     1998          1998
    226         -           785            226      1,011             -     1998          1998
    911         -           700            911      1,611             -     1998          1998
    277         -         1,108            277      1,385             -     1998          1998
    127         -           889            127      1,016             -     1998          1998
      -         -           351              -        351             -     1998          1998
    109         -             -            109        109             -     1998          1998
    104         -         1,570            104      1,674             -     1998          1998
    138         -           527            138        665             -     1998          1998
      -         -           937              -        937             -     1998          1998
    408         -             -            408        408             -     1998          1998
-----------------------------------------------------------------------
 15,573         3 -      10,106         15,576     25,682           124
-----------------------------------------------------------------------

                -
     80         -         1,363          5,533      6,896           404     1996          1986
-----------------------------------------------------------------------
     80         -         1,363          5,533      6,896           404
-----------------------------------------------------------------------

                -
  4,454         -         1,526          7,340      8,866         2,252     1991          1968/96
-----------------------------------------------------------------------
  4,454         -         1,526          7,340      8,866         2,252
-----------------------------------------------------------------------

  5,086         -         2,208         19,154     21,362         8,745     1975/89       1974/94
      5         -           635          2,547      3,182            49     1998          1993
-----------------------------------------------------------------------
  5,091         -         2,843         21,701     24,544         8,794
-----------------------------------------------------------------------

                -
     49    (2,541)(f)       558              -        558             -     1976          n/a
      -        (9)           18              -         18             -     1996          n/a
-----------------------------------------------------------------------
     49    (2,550)          576              -        576             -
-----------------------------------------------------------------------
                -
 46,810    (2,542)      111,873        461,878    573,751        42,836
=======================================================================



Notes:

 (a)       Changes in Real Estate Properties follow:


                                                        YEARS ENDED DECEMBER 31,

                                                     1998         1997         1996
                                                     ----         ----         ----
                                                            (IN THOUSANDS)

Balance at beginning of year                      $ 409,005      280,117      156,392
Real estate properties acquired - LNH merger           --           --          6,243
Land acquired in LNH merger                            --           --            521
Real estate properties acquired - Copley merger        --           --        113,192
Land acquired in Copley merger                         --           --          3,280
Real estate properties acquired - Meridian merger    96,366         --           --
Improvements                                         32,559       19,341        7,469
Purchase of real estate properties                   81,797      124,149       13,865
Carrying amount of investments sold                 (45,976)     (14,351)     (20,845)
Write-off of depreciated assets                        --           (251)        --
                                                  ---------    ---------    ---------
Balance at end of year (1)(2)                     $ 573,751      409,005      280,117
                                                  =========    =========    =========

(1) Includes 25% minority interest in JetPort Commerce Park and 56th Street Commerce Park and 20% minority interest in University Business Center totaling $7,888,000 at December 31, 1998. Includes 25% minority interest in JetPort Commerce Park, 56th Street Commerce Park, and Westport Commerce Center and 20% minority interest in University Business Center totaling $8,947,000 at December 31, 1997. Includes 25% minority interest in JetPort Commerce Park, 56th Street Commerce Park and Westport Commerce Center, 20% minority interest in University Business Center and 22.22% minority interest in Liberty Corner shopping Center, totaling $9,576,000 at December 31, 1996.

(2) Does not include the $500,000 land purchase-leaseback held for sale at December 31, 1998.

Changes in the accumulated depreciation on real estate properties follow:


                                                                      YEARS ENDED DECEMBER 31,
                                                              1998              1997             1996
                                                              ----              ----             ----
                                                                           (IN THOUSANDS)
Balance at beginning of year                                  $ 32,312          23,562           19,206
Depreciation expense                                            15,239           9,691            7,266
Accumulated depreciation on assets sold                         (4,715)           (859)          (2,910)
Write-off of fully depreciated assets                                -             (82)               -
                                                              --------          ------           ------
Balance at end of year                                        $ 42,836          32,312           23,562
                                                              ========          ======           ======

(b) The aggregate cost for federal income tax purposes is approximately $394,827,000. The federal income tax return for the year ended December 31, 1998 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 1998 is based on preliminary data.

(c) Reference is made to impairment losses on real estate investments in the notes to consolidated financial statements.

(d) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (25 to 40 years) and other improvements (3 to 10 years).

(e) The investment is not producing income to the Company as of December 31, 1998.

(f) Represents a write-down of $2,496,000 and income received but deferred of $45,000.

(g) The acquisition line of credit is secured by Walnut Business Park, Braniff Park West, Butterfield Trail Industrial, Elmwood and Riverbend Business Parks, Ellis Distribution Center, Westside Distribution Center, Airport Distribution Center, Industry Distribution Center, America Plaza and Shaw Commerce Center. The outstanding acquisition line of $96,930,000 at December 31, 1998 was allocated to encumbrances for these respective properties based on carrying value at December 31, 1998.

(h) The line of credit is secured by the outstanding stock of the Company's wholly-owned subsidiary, EastGroup Virginia, Inc., which owns 8150 Leesburg Pike Office Building; partnership interests in EastGroup Houston Partners, Ltd. which owns the Lockwood Distribution Center and Northwest Point Distribution Center; EastGroup Properties, LP which owns West Loop II Distribution, Interchange D, Lockhart Distribution Center, Cypress Creek Business Park, Senator Street Distribution Center, Chamberlain Distribution Center, 35th Avenue, Washington Distribution Center, San Clemente Distribution Center, Interchange B, Eastlake Distribution Industrial Center, 109th Street, Estrella Distribution Center, Stemmons Distribution Center, 51st Avenue Distribution Center and Airpark Distribution Center I. The outstanding line of credit of $17,392,000 at December 31, 1998 was allocated to encumbrances for these respective properties based on carrying value at December 31, 1998.

                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                           NUMBER               INTEREST               FINAL             PERIODIC
                                          OF LOANS                RATE             MATURITY DATE       PAYMENT TERMS
                                          --------                ----             -------------       -------------
First mortgage loans (c):
MOTELS:
  Nashville, Tennessee                          1                  10%                 7/98           Interest monthly
  Gainesville, Florida                          1                  10%                 1/02              P&I monthly
APARTMENTS:
  Country Club - Alabama                        1              8.5%-9%(d)              12/99                 (d)
OFFICE BUILDINGS:
  Columbia, Maryland                            1                 9.56%                2/00             P&I annually
UNDEVELOPED LAND:
  Hickory Creek, Houston, Texas                 1                 Prime                9/99                  (f)
  Baypointe, Houston, Texas                     1                 9.5%                 4/99           P&I semi-annually
OTHER LOANS                                     2                 8.5%               3/07-1/08           P&I monthly
                                            -----
Total first mortgage loans                      8
                                            =====

                                                                                                          PRINCIPAL
                                                                                                       AMOUNT OF LOANS
                                                                                                         SUBJECT TO
                                                          FACE AMOUNT               CARRYING            TO DELINQUENT
                                                         OF MORTGAGES               AMOUNT OF             PRINCIPAL
                                                         DEC. 31, 1998              MORTGAGES          OR INTEREST(E)
                                                         -------------              ---------          --------------
First mortgage loans (c):
MOTELS:
  Nashville, Tennessee                                             67                       67                     67
  Gainesville, Florida                                          1,571                    1,183                      -
APARTMENTS:
  Country Club - Alabama                                        4,245                    3,010(d)                   -
OFFICE BUILDINGS:
  Columbia, Maryland                                               98                       98                      -
UNDEVELOPED LAND:
  Hickory Creek, Houston, Texas                                 2,711                    2,550                      -
  Baypointe, Houston, Texas                                     1,916                    1,855                      -
OTHER LOANS                                                        51                       51                      -
                                                              -------                   ------                  -----
Total first mortgage loans                                    $10,659                    8,814(a)(b)               67
                                                              =======                   ======                  =====

Notes:

(a)   Changes in mortgage loans follow:

                                                                           YEARS ENDED DECEMBER 31,
                                                                  1998               1997               1996
                                                                  ----               ----               ----
                                                                                (IN THOUSANDS)
                                                            --------------------------------------------------------
Balance at beginning of year                                          $10,852             12,503              6,008
Advances on mortgage notes receivable                                       -              1,575                121
Payments on mortgage notes receivable                                  (3,042)            (3,528)              (338)
Amortization of discount on loans, net                                    621                618                418
Deferred gains                                                            383                159                  -
Write-down of mortgage notes receivable                                     -               (475)              (200)
Mortgage notes receivable from LNH merger                                   -                  -              5,614
Mortgage notes receivable from Copley merger                                -                  -                880
                                                            --------------------------------------------------------
Balance at end of year                                                 $8,814             10,852             12,503
                                                            ========================================================


(b) The aggregate cost for federal income tax purposes is approximately $9,233,000. The federal income tax return for the year ended December 31, 1998 has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 1998 is based on preliminary data.

(c) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.

(d) (Effective January 1, 1994, this note was modified. The interest rate decreased from 9% to 8.50% beginning January 1, 1994, increased to 8.75% as of January 1, 1995 and increased to 9% as of January 1, 1996. The past due interest and land rent of $70,000 was added to the outstanding face value of the mortgage balance, increasing it to $4,245,000. The maturity of the loan was extended from August 28, 1996 to December 31, 1999. Prior to this modification, the stated rate on the note was 9%. The carrying amount of this note is net of the deferred gain of $1,127,000 and interest valuation of $108,000. The deferred gain is recognized by the installment method. This note was repaid in February 1999.

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

                                             EASTGROUP PROPERTIES, INC.

                                             By: /s/ David H. Hoster II
                                                --------------------------------
                                             David H. Hoster II, Chief Executive
                                             Officer, President & Director
                                             March 19, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*                                                             *
---------------------------------------                       --------------------------------------------
H. C. Bailey, Jr., Director                                   Leland R. Speed, Chairman of the Board
March 11, 1999                                                (Principal Executive Officer)
                                                              March 11, 1999

*                                                             *
---------------------------------------                       --------------------------------------------
David M. Osnos, Director                                      Alexander G. Anagnos, Director
March 11, 1999                                                March 11, 1999

*                                                             /s/ Diane W. Hayman
---------------------------------------                       --------------------------------------------
John N. Palmer, Director                                      Diane W. Hayman, Vice President &
March 11, 1999                                                Controller
                                                              (Principal Accounting Officer)
                                                              March 19, 1999

*                                                             /s/ N. Keith McKey
---------------------------------------                       --------------------------------------------
Fredric H. Gould, Director                                    N. Keith McKey, Executive Vice-President,
March 11, 1999                                                Chief Financial Officer and Secretary
                                                              (Principal Financial Officer)
                                                              March 19, 1999


/s/ N. Keith McKey
---------------------------------------------------
* By N. Keith McKey, Attorney in fact

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

         (3) Form 10-K Exhibits:

                 (a) Articles of Incorporation (incorporated by reference to
                     Appendix B to the Registrant's Proxy Statement dated April 24, 1997).

                 (b) Bylaws of the Registrant (incorporated by reference to
                     Appendix C to the Registrant's Proxy Statement dated April 24, 1997).

                 (c) Articles Supplementary of the Company relating to the 9.00%
                     Series A Cumulative Redeemable Preferred Stock of the Company (incorporated by reference to the Company's Form 8-A filed June 15, 1998).

                 (d) Articles Supplementary of the Company relating to the
                     Series B Cumulative Convertible Preferred Stock (incorporated by reference to the Company's Form 8-K filed on October 1, 1998).

                 (e) Articles Supplementary of the Company relating to the
                     Series C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

                 (f) Certificate of Correction to Articles Supplementary with respect to Series B Cumulative Convertible Preferred Stock (filed herewith).

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

                  (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Diane W. Hayman, Marshall A. Loeb, Jann W. Puckett and Stewart R. Speed) (incorporated by reference to Exhibit 10(e) to the Registrant's 1996 Annual Report on Form 10-K).

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

                  (g) Investment Agreement dated as of September 25, 1998
                      between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).

                  (h) Operating Agreement dated September 25, 1998 between the
                      Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).

                  (i) Agreement and Waiver between the Company and Five Arrows
                      Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).

                  (j) Credit Agreement dated January 13, 1999 among EastGroup
                      Properties, L.P.; EastGroup Properties, Inc.; Chase Bank of Texas, National Association, as Arranger, Book Manager and Administrative Agent; First Union National Bank, as Syndication Agent; PNC Bank, National Association, as Documentation Agent; First American National Bank, operating as Deposit Guaranty National Bank, as Co-Agent; and the Lenders (filed herewith).

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

         (99) Rights Agreement dated as of December 3, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

(b)      (1)      8K - Filed October 1, 1998 - Reporting Agreements with Five
                  Arrows Realty Securities II, L.L.C.

         (2)      8K - Filed December 4, 1998 - Reporting Adoption of Rights
                  Agreement.




*Indicates management or compensatory agreement.