Form 10-Q
period 1999-03-31
EASTGROUP PROPERTIES INC
filed 1999-05-17
CIK 49600

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1999               COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

The number of shares of common stock, $.0001 par value, outstanding as of May 12, 1999 was 16,030,642.

                                            EASTGROUP PROPERTIES, INC.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS
                                       FOR THE QUARTER ENDED MARCH 31, 1999

                                                                                                                    PAGES
                                                                                                                    -----
PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, March 31, 1999 (unaudited)
                           and December 31, 1998                                                                       3

                           Consolidated statements of income for the three months
                           ended March 31, 1999 and 1998 (unaudited)                                                   4

                           Consolidated statements of cash flows for the three months
                           ended March 31, 1999 and 1998 (unaudited)                                                   5

                           Consolidated statements of changes in stockholders' equity
                           for the three months ended March 31, 1999 (unaudited)                                       6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                         9

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 17

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                                        18

              Item 6.      Exhibits and Reports on Form 8-K                                                           18

SIGNATURES

Authorized signatures                                                                                                 19

                                       CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                        MARCH 31, 1999      DECEMBER 31, 1998
                                                                        --------------      -----------------
                                                                         (UNAUDITED)
ASSETS
  Real estate properties:
      Industrial                                                          $ 527,456             507,187
      Industrial development                                                 27,665              25,682
      Other                                                                  15,779              15,762
                                                                          ---------           ---------
                                                                            570,900             548,631
      Less accumulated depreciation                                         (38,456)            (34,042)
                                                                          ---------           ---------
                                                                            532,444             514,589
                                                                          ---------           ---------

  Real estate held for sale                                                  25,326              25,620
      Less accumulated depreciation                                          (8,816)             (8,794)
                                                                          ---------           ---------
                                                                             16,510              16,826
                                                                          ---------           ---------

  Mortgage loans                                                              6,055               8,814
  Investment in real estate investment trusts                                15,375               5,737
  Cash                                                                        4,388               2,784
  Other assets                                                               16,650              18,798
                                                                          ---------           ---------
      TOTAL ASSETS                                                        $ 591,422             567,548
                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                  $ 165,957             122,494
  Notes payable to banks                                                     95,213             114,322
  Accounts payable & accrued expenses                                         9,289               9,138
  Other liabilities                                                           3,488               2,867
                                                                          ---------           ---------
                                                                            273,947             248,821
                                                                          ---------           ---------

  Minority interest in joint ventures                                         2,059               2,053
  Minority interest in operating partnership                                    650                 650
                                                                          ---------           ---------
                                                                              2,709               2,703
                                                                          ---------           ---------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 authorized and issued; stated liquidation
        preference of $43,125                                                41,357              41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized; 400,000 shares issued;
        stated liquidation preference of $10,000                              9,640               9,642
    Series C Preferred Shares; $.0001 par value                                  --                  --
    Common shares; $.0001 par value; 65,475,000
        shares authorized; 16,299,942 shares issued at
        March 31, 1999 and 16,307,681 at
        December 31, 1998                                                         2                   2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                             --                  --
    Additional paid-in capital on common shares                             246,120             246,340
    Undistributed earnings                                                   17,573              18,076
    Accumulated other comprehensive income                                       74                 607
                                                                          ---------           ---------
                                                                            314,766             316,024
                                                                          ---------           ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 591,422             567,548
                                                                          =========           =========



See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS
                                                                           ENDED
                                                                         MARCH 31,

                                                                 1999               1998
                                                               --------           --------
REVENUES
  Income from real estate operations                           $ 20,199             15,335
  Interest:
    Mortgage loans                                                  288                458
    Other interest                                                   34                 24
  Other                                                             364                224
                                                               --------           --------
                                                                 20,885             16,041
                                                               --------           --------
EXPENSES
  Operating expenses from real
    estate operations                                             4,994              3,996
  Interest                                                        4,351              2,939
  Depreciation and amortization                                   4,800              3,206
  General and administrative                                      1,136                869
                                                               --------           --------
                                                                 15,281             11,010
                                                               --------           --------
INCOME BEFORE MINORITY INTEREST
  AND GAIN ON INVESTMENTS                                         5,604              5,031

  Minority interest in joint ventures and
    operating partnership                                            92                106
                                                               --------           --------

INCOME BEFORE GAIN ON INVESTMENTS                                 5,512              4,925

  Gain on real estate investments                                 1,451                 73
                                                               --------           --------

INCOME BEFORE CUMULATIVE EFFECT                                   6,963              4,998
  OF CHANGE IN ACCOUNTING PRINCIPLE

  Preferred dividends-Series A                                      970                 --
  Preferred dividends-Series B                                      219                 --
                                                               --------           --------

INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                             5,774              4,998

 Cumulative effect of change in accounting principle                418                 --
                                                               --------           --------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $  5,356              4,998
                                                               ========           ========

BASIC PER SHARE DATA
  Net income available to
     common shareholders                                       $   0.33               0.31
                                                               ========           ========

  Weighted average shares outstanding                            16,303             16,223
                                                               ========           ========

DILUTED PER SHARE DATA (A)
  Net income available to
     common shareholders                                       $   0.33               0.30
                                                               ========           ========

  Weighted average shares outstanding                            16,429             16,391
                                                               ========           ========

(A) Assumes conversion of all limited partnership units.



See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                            March 31,                       March 31,
                                                              1999                            1998
                                                       -------------------             -------------------

OPERATING ACTIVITIES:
Net income                                                 $    6,545                          4,998
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of deferred
   leasing costs                                                4,800                          3,206
  Gains on investments, net                                    (1,451)                           (73)
  Other                                                           (92)                           (75)
  Changes in operating assets and liabilities:
    Accrued income and other assets                                                             (966)
    Accounts payable, accrued expenses and
      prepaid rent                                                507                            112
                                                       ---------------                 -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      12,139                          7,202
                                                       ---------------                 -------------

INVESTING ACTIVITIES:
 Payments on mortgage loans receivable, net of
  amortization of loan discounts                                5,862                            (16)
 Advances on mortgage loans receivable                         (1,588)                             -
 Sale of real estate investments                                  436                              -
 Real estate improvements                                      (1,500)                        (1,208)
 Real estate development                                       (9,217)                        (4,846)
 Purchases of real estate                                     (11,758)                        (7,406)
 Purchases of real estate investment
  trusts shares                                               (11,758)                          (182)
 Merger expenses                                                  150                            (20)
 Changes in other assets and other liabilities                      -                           (163)
                                                    ------------------              ----------------
NET CASH USED IN INVESTING ACTIVITIES                         (27,786)                       (13,841)
                                                    ------------------              ----------------

FINANCING ACTIVITIES:
 Proceeds from bank borrowings                                179,020                         21,189
 Proceeds from mortgage notes payable                          47,000                              -
 Principal payments on bank borrowings                       (198,129)                        (8,917)
 Principal payments on mortgage notes payable                  (3,537)                          (635)
 Distributions paid to shareholders                            (6,829)                        (5,533)
 Purchases of shares of beneficial interest
  and common stock                                               (346)                             -
 Proceeds from exercise of stock options                            -                            130
 Preferred stock issuance costs                                    (2)                             -
 Proceeds from dividend reinvestment plan                          74                             72
                                                    ------------------              ----------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                     17,251                          6,306
                                                    ------------------              ----------------

 INCREASE IN CASH AND CASH EQUIVALENTS                          1,604                           (333)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,784                          1,298
                                                    ------------------              ----------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    4,388                            965
                                                    ==================              ================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of amount capitalized         $    4,648                          2,872
 Debt assumed by the Company in purchase of real estate             -                          2,610


See accompanying notes to consolidated financial statements

                                                CONSOLIDATED STATEMENTS OF CHANGES
                                                IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                             Shares     Shares     Shares                                Accumulated
                                               of         of         of      Additional                    Other
                                            Preferred   Common    Beneficial   Paid-In    Undistributed  Comprehensive
                                              Stock     Stock     Interest     Capital      Earnings        Income      Total
                                           -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  $ 50,999       2         --        246,340        18,076          607       316,024
    Comprehensive income
        Net income                                --      --         --             --         6,545           --         6,545
        Net unrealized change in
        investment securities                     --      --         --             --            --         (533)         (533)
                                                                                                                        --------
             Total comprehensive income                                                                                   6,012
                                                                                                                        --------
    Cash dividends declared-common,
      $.36 per share                              --      --         --             --        (5,859)          --        (5,859)
    Preferred stock dividends declared            --      --         --             --        (1,189)          --        (1,189)
    Preferred stock issuance costs                (2)     --         --             --            --           --            (2)
    Issuance of 8,009 shares of common
      stock, incentive compensation               --      --         --             52            --           --            52
    Issuance of 4,552 shares of common
      stock, dividend reinvestment plan           --      --         --             74            --           --            74
    Repurchase of 20,300 common shares,
      stock repurchase plan                       --      --         --           (346)           --           --          (346)
                                           -------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                     $ 50,997       2         --        246,120        17,573           74       314,766
                                           =====================================================================================

See accompanying notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 1998 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

         Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

(3)      SUBSEQUENT EVENTS

         As of May 14, 1999, the Company had entered into contracts to purchase the following properties:

                                                                             APPROXIMATE
PROPERTY                          LOCATION                  SIZE           PURCHASE PRICE
-------------------------------------------------------------------------------------------
                                                                            (In thousands)
Wilson Distribution Center      Tempe, Arizona       56,000 sq. ft.             $2,500
Rojas Commerce Park             El Paso, Texas      172,000 sq. ft.              4,650
Land for Development            Tampa, Florida            4.4 acres                684
Land for Development            Orlando, Florida          4.7 acres                494
                                                                                ------
                                                                                $8,328
                                                                                ======

         Also, as of May 14, 1999, the Company had entered into a contract to sell the 198,000 square foot 8150 Leesburg Pike Office Building located in Tyson's Corner, Virginia for an approximate net sales price of $28,000,000. We anticipate the sale of this property to close in early July; however, there can be no assurance that the sale will actually be completed.

(4)      NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. As of January 1, 1999, the unamortized organization costs were written off and accounted for as a cumulative effect of a change in accounting principle. This change did not have a material effect on prior periods.



                                                                       THREE MOTNTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
CONSOLIDATED STATEMENTS OF INCOME                                     1999            1998
------------------------------------------------------------------------------------------
                                                                        (in thousands)
Income before cumulative effect of change in accounting principle    $6,963           4,998
  Preferred dividends                                                (1,189)              -
                                                                     ----------------------
Income available to common shareholders                               5,774           4,998
  Cumulative effect of change in accounting principle                  (418)              -
                                                                     ----------------------
Net income available to common shareholders                          $5,356           4,998
                                                                     ======================


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
CONSOLIDATED STATEMENTS OF INCOME                                                   1999             1998
----------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Basic earnings per common share:
  Before cumulative effect of change in accounting principle                         $.36            $.31
  Accounting change                                                                  (.03)             --
                                                                              ----------------------------
      Basic earnings per common share                                                $.33            $.31
                                                                              ----------------------------

Diluted earnings per common share:
  Before cumulative effect of change in accounting principle                         $.36            $.30
  Accounting change                                                                  (.03)             --
                                                                              ----------------------------
      Diluted earnings per common share                                              $.33            $.30
                                                                              ----------------------------

(5) BUSINESS SEGMENTS

         The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income and funds from operations (FFO), defined as net income
(loss) (computed in accordance with generally accepted accounting principles
(GAAP)), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company uses FFO as a measure of the performance of our industry as an equity real estate investment trust because, along with cash flows from operating activities, financing and investing activities, it provides a measure of our ability to incur and service debt and to make capital expenditures. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including our ability to make distributions. The table below presents on a comparative basis for the three months ended March 31, 1999 and 1998 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income before cumulative effect of change in accounting principle:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             1999            1998
                                                                                (In thousands)
                                                                            -----------------------
PROPERTY REVENUES:
    Industrial                                                              $18,371         11,732
    Office                                                                    1,284          1,721
    Other                                                                       544          1,882
                                                                            -------         ------
                                                                             20,199         15,335
                                                                            -------         ------
PROPERTY EXPENSES:
    Industrial                                                              (4,245)        (2,642)
    Office                                                                    (447)          (491)
    Other                                                                     (302)          (863)
                                                                            -------         ------
                                                                            (4,994)        (3,996)
                                                                            -------         ------
PROPERTY NET OPERATING INCOME:
    Industrial                                                               14,126          9,090
    Office                                                                      837          1,230
    Other                                                                       242          1,019
                                                                            -------         ------
TOTAL PROPERTY NET OPERATING INCOME                                          15,205         11,339
                                                                            -------         ------

Other income                                                                    686            706
Interest expenses                                                           (4,351)        (2,939)
General and administrative expenses                                         (1,136)          (869)
Minority interest in earnings                                                 (184)          (181)
Dividends on Series A preferred shares                                        (970)             --
                                                                            -------         ------

FUNDS FROM OPERATIONS                                                         9,250          8,056

Depreciation and amortization                                               (4,800)        (3,206)
Share of joint venture depreciation and amortization                             92             75
Gains from property sales/investment in REITs                                 1,451             73
Dividends on Series B convertible preferred shares                            (219)             --
Cumulative effect of change in accounting principle                           (418)             --
                                                                            -------         ------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                   5,356          4,998
Dividends on preferred shares                                                 1,189             --
Cumulative effect of change in accounting principle                             418             --
                                                                            -------         ------

NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                               $6,963          4,998
                                                                             ======          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

(Comments are for the balance sheet dated March 31, 1999 compared to December 31, 1998.)

         Assets of EastGroup were $591,422,000 at March 31, 1999, an increase of $23,874,000 from December 31, 1998. Liabilities increased $25,126,000 to $273,947,000; minority interests increased $6,000 to $2,709,000 and stockholders' equity decreased $1,258,000 to $314,766,000 during the same period. The paragraphs that follow explain these changes in greater detail.

         Industrial properties increased $20,269,000 during the three months ended March 31, 1999. This increase was due to the acquisition of two industrial properties for $9,217,000 (as detailed below), capital improvements of $1,277,000 made on existing and acquired properties, and the reclassifications of three industrial properties from industrial development with total costs of $9,775,000.

INDUSTRIAL PROPERTIES                                                  SIZE             DATE                 COST
   ACQUIRED IN 1999                     LOCATION                  (SQUARE FEET)       ACQUIRED         (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
Central Green                      Houston, Texas                      84,000          01-07-99              $4,600
Blue Heron                         West Palm Beach, Florida           110,000          01-15-99               4,617
                                                                                                             ------
      TOTAL INDUSTRIAL ACQUISITIONS                                                                          $9,217
                                                                                                             ======

         Industrial development increased $1,983,000 during the three months ended March 31, 1999. This increase resulted from year-to-date development costs of $11,758,000 on existing and completed development properties, offset by costs of $9,775,000 on completed development properties reclassified to industrial properties, as detailed below.

                                                                               COSTS INCURRED
                                                                    ------------------------------------
                                                   SIZE AT            FOR THE THREE
                                                 COMPLETION               MONTHS        CUMULATIVE AS        ESTIMATED
                                                (SQUARE FEET)         ENDED 3/31/99       OF 3/31/99       TOTAL COSTS (1)
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
LEASE-UP:
---------
  World Houston 7 & 8
    Houston, Texas                                   166,000              $  533          $ 5,221            $ 7,600
                                               --------------------------------------------------------------------------
TOTAL LEASE-UP                                       166,000                 533            5,221              7,600
                                               --------------------------------------------------------------------------

UNDER CONSTRUCTION:
-------------------
  Rampart Distribution Center III
    Denver, Colorado                                  92,000                 966            3,138              5,550
  Sample 95 II
    Pompano, Florida                                  70,000                 343            1,354              3,438
  World Houston 9
    Houston, Texas                                   160,000               1,968            2,983              7,200
  Airport Commerce Center
    Tampa, Florida                                   108,000                 853            2,238              5,427
  John Young II
    Orlando, Florida                                  46,000                 857            1,523              2,828
  Premier Beverage
    Tampa, Florida                                   222,000               2,175            2,584              7,777
  Chestnut Business Center
    City of Industry, California                      75,000                 295            1,969              5,207
                                               --------------------------------------------------------------------------
TOTAL UNDER CONSTRUCTION                             773,000               7,457           15,789             37,427
                                               --------------------------------------------------------------------------

APPROVED BY BOARD
FOR CONSTRUCTION:
-----------------
  Westlake I
    Tampa, Florida                                    70,000                   3            1,615              4,072
  Glenmont I
    Houston, Texas                                   110,000                  28              964              3,862
  Main Street
    Carson, California                               106,000               1,632            1,632              5,548
  Palm River North
    Tampa, Florida                                    96,000               1,648            1,757              4,908
                                               --------------------------------------------------------------------------
TOTAL APPROVED BY BOARD                              382,000               3,311            5,968             18,390
                                               --------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT:
------------------------
  Houston, Texas                                     110,000                   0                0              3,900
  Tampa, Florida                                     363,000                   0              687             15,024
                                               --------------------------------------------------------------------------
TOTAL PROSPECTIVE DEVELOPMENT                        473,000                   0              687             18,924
                                               --------------------------------------------------------------------------
                                                   1,794,000             $11,301          $27,665            $82,341
                                               --------------------------------------------------------------------------

COMPLETED DEVELOPMENT AND
TRANSFERRED TO INDUSTRIAL
PROPERTIES DURING
THREE MONTHS ENDED MARCH 31, 1999:
----------------------------------
  Walden Distribution Center II
    Tampa, Florida                                   122,000                $ 62           $4,253             $4,300
  Sunbelt Distribution Center II
    Orlando, Florida                                  61,000                 113            2,325              2,300
  John Young
    Orlando, Florida                                  51,000                 282            3,197              3,200
                                               --------------------------------------------------------------------------
TOTAL TRANSFERRED TO INDUSTRIAL                      234,000                $457           $9,775             $9,800
                                               --------------------------------------------------------------------------

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

         Accumulated depreciation on real estate properties and real estate held for sale increased $4,436,000 due to depreciation expense recognized for the three months ended March 31, 1999.

         Mortgage loans receivable decreased $2,759,000 during the first three months of 1999 as a result of amortization of loan discounts of $120,000, recognition of deferred gains of $1,515,000 on the payoff of the Country Club and Gainesville mortgage notes receivable, issuance of a new note of $1,588,000 on World Houston 10, principal payments of $1,000 and the repayment of $5,981,000 on four mortgage loans receivable.

         Investments in real estate investment trusts increased from $5,737,000 at December 31, 1998 to $15,375,000 at March 31, 1999 as a result of purchases of other real estate investment trust shares for $10,171,000 and unrealized losses of $533,000.

         Mortgage notes payable increased $43,463,000 during the three months ended March 31, 1999, as a result of the Company's new $47,000,000, nonrecourse first mortgage loan with Metropolitan Life, loan payoffs of $2,688,000 on the Interstate Distribution Center and West Palm Distribution Centers mortgages and regularly scheduled principal payments of $849,000.

         Notes payable to banks decreased from $114,322,000 at December 31, 1998 to $95,213,000 at March 31, 1999, as a result of payments of $198,129,000 and borrowings of $179,020,000. The Company's new credit facilities, which replaced the $100,000,000 acquisition line and the $50,000,000 working capital line at December 31, 1998, are described in greater detail under Liquidity and Capital Resources.

         Undistributed earnings decreased from $18,076,000 at December 31, 1998 to $17,573,000 at March 31, 1999, as a result of $6,545,000 net income less dividends on preferred stock of $1,189,000 and dividends on common stock of $5,859,000.

RESULTS OF OPERATIONS

(Comments are for the three months ended March 31, 1999, compared to the three months ended March 31, 1998.)

         Net income available to common stockholders for the three months ended March 31, 1999 was $5,356,000 ($.33 per basic and diluted share), compared to net income for the three months ended March 31, 1998 of $4,998,000 ($.31 per basic share and $.30 per diluted share). Income before gain on investments was $5,512,000 for the three months ended March 31, 1999, compared to $4,925,000 for the three months ended March 31, 1998. Gains on investments were $1,451,000 for the three months ended March 31, 1999, compared to $73,000 for the three months ended March 31, 1998. Income before cumulative effect of change in accounting principle was $6,963,000 for the three months ended March 31, 1999, compared to $4,998,000 for the three months ended March 31, 1998. The paragraphs that follow describe the results of operations in greater detail.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $3,866,000 or 34% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

         PNOI and percentage leased by property type were as follows:

                                          THREE MONTHS ENDED        PERCENTAGE
                                               MARCH 31,              LEASED
                                         1999            1998         3-31-99
                                         ----            ----         -------
                                           (In thousands)
                                        ----------------------
         Industrial                     $14,126          9,090         96%
         Office Buildings                   837          1,230         95%
         Other                              242          1,019         98%
                                        -------         ------
              TOTAL PNOI                $15,205         11,339
                                        -------         ------

         PNOI from industrial properties increased $5,036,000 for the three months ended March 31, 1999, compared to March 31, 1998. Industrial properties held throughout the three months ended March 31, 1999 compared to the same period in 1998 showed an increase in PNOI of 5.5%. The increase in PNOI from industrial properties resulted primarily from the 1998 and 1999 acquisitions and from an increase in same store property operations.

         PNOI from office buildings decreased $393,000 for the three months ended March 31, 1999, compared to March 31, 1998. These decreases were primarily the result of the sale of the Columbia Place Office Building in December 1998. Office buildings held throughout the three months ended March 31, 1999 compared to the same period in 1998 showed an increase of 3.6%.

         PNOI from other properties decreased $777,000 for the three months ended March 31, 1999, compared to March 31, 1998. The decrease in the three months ended March 31, 1999 is attributable to the sale of the Sutton House and Doral Club Apartments in September 1998, the Hampton House Apartments in June 1998 and the Grande Pointe Apartments in December 1998.

         Total interest expense increased $1,412,000 for the three months ended March 31, 1999 compared to 1998. Average bank borrowings were $112,922,000 for the three months ended March 31, 1999, compared to $44,208,000 for the same period of 1998. Average bank borrowings increased primarily as a result of the Meridian acquisition and the acquisition of other industrial properties in 1999 and 1998. Bank interest rates at March 31, 1999 were 6.19% (Eurodollar rate plus 1.25%) and 7.00% (Chase Bank of Texas, National Association's prime rate less
 .75%). Bank interest rate at March 31, 1998 was 7.19% (LIBOR plus 1.50%). Interest costs incurred during the period of construction of real estate properties are capitalized. The interest costs capitalized on real estate properties for the three months ended March 31, 1999 were $278,000 compared to $148,000 for the three months ended March 31, 1998. Interest expense on real estate properties increased primarily as a result of mortgages assumed in 1998 on Estrella and World Houston 1 & 2 and other mortgages assumed in the Meridian VIII merger, offset by the sales of Columbia Place Office Building and the Sutton House and Doral Club Apartments.

         Depreciation and amortization increased $1,594,000 for the three months ended March 31, 1999 compared to 1998. This increase was primarily due to the industrial properties acquired in both 1998 and 1999, offset by the sale of the Hampton House Apartments in June 1998, the sales of the Doral Club Apartments, the Sutton House Apartments, East Maricopa and 401 Exchange during third quarter 1998, the sales of Grande Pointe Apartments and Columbia Place Office Building during fourth quarter 1998 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in real estate held for sale).

         The increase in general and administrative expenses of $267,000 for the three months ended March 31, 1999 is primarily due to an increase in general and administrative costs due to growth of the Company.

         A summary of gains (losses) on real estate investments for the three months ended March 31, 1999 is detailed below. The Company recognized deferred gains of $73,000 in the three months ended March 31, 1998.

                                                                                                  RECOGNIZED
                                                              BASIS        NET SALES PRICE        GAIN (LOSS)
                                                              -----        ---------------        -----------
                                                                            (IN THOUSANDS)
      1999
      ----
      Mortgage loans:
       Country Club-deferred gain                             $(1,127)                 --             1,127
       Gainesville-deferred gain                                 (388)                (65)              323
       Country Club land purchase-leaseback                       500                 499                (1)
       Plus Park                                                   --                   2                 2
                                                              ---------------------------------------------
          Total                                               $(1,015)                436             1,451
                                                              =============================================

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances.

Capital expenditures for the three months ended March 31, 1999 (by category) and March 31, 1998 are as follows:

                                                                   1999                                          1998
                                                 ----------------------------------------------------------------------
                                                                                         Industrial
                                                   Industrial      Other      Total      Development             Total
                                                   ----------      -----      -----      -----------             -----
                                                                                        (In thousands)
                                                 ----------------------------------------------------------------------
      Upgrade on Acquisitions                            $136        --        136               --                492
      Major Renovation                                    103        --        103               --                 --
      New Development                                      77        --         77           11,406              4,395
      Tenant Improvements:
         New Tenants                                      246       174        420               --                492
         New Tenants (first generation)                   128         -        128              352                451
         Renewal Tenants                                   71         9         80               --                173
      Other                                               538        18        556               --                 51
                                                 ----------------------------------------------------------------------
           TOTAL CAPITAL EXPENDITURES                  $1,299       201      1,500           11,758              6,054
                                                 ======================================================================

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the three months ended March 31, 1999 (by category) and March 31, 1998 is as follows:

                                                                              1999                               1998
                                                 ----------------------------------------------------------------------
                                                                                         Industrial
                                                   Industrial      Other      Total      Development             Total
                                                   ----------      -----      -----      -----------             -----
                                                                                        (In thousands)
                                                 ----------------------------------------------------------------------
      Capitalized Leasing Costs:
        New Tenants                                      $149        --        149                --               230
        New Tenants (first generation)                     76        --         76                --                63
        Renewal Tenants                                   159        --        159                --               404
                                                 ----------------------------------------------------------------------
      TOTAL CAPITALIZED LEASING COSTS                    $384        --        384                --               697
                                                 ----------------------------------------------------------------------

      AMORTIZATION OF LEASING COSTS:                                          $363                                 230
                                                 ======================================================================

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $12,139,000 for the three months ended March 31, 1999. The Company distributed $5,859,000 in common stock dividends and $970,000 in preferred stock dividends. Other sources of cash were collections on mortgage loan receivables, mortgage borrowings and bank borrowings. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments, purchases of real estate investment trust shares and repurchase of common shares. Total debt at March 31, 1999 and 1998 was as follows:

                                                                                     AS OF MARCH 31,
                                                                               1999                    1998
                                                                               ----                    ----
                                                                                     (In thousands)
                                                                             -------------------------------
          Mortgage Notes Payable - Fixed Rate                                $165,957                107,355
          Bank Notes Payable - Floating Rate                                   95,213                 54,042
                                                                             -------------------------------
               TOTAL DEBT                                                    $261,170                161,397
                                                                             ===============================

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

         On January 13, 1999, the Company replaced the $50,000,000 and $100,000,000 bank lines with a new three-year $150,000,000 unsecured revolving credit facility. The interest rate is based on the Eurodollar rate plus 1.25% and was 6.19% on April 20, 1999.

         Also on January 13, 1999, the Company obtained a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas. The interest rate is based on Chase Bank of Texas, National Association's Prime Rate less .75%.

         On March 1, 1999, the Company closed a $47,000,000, nonrecourse first mortgage loan with Metropolitan Life. The note has an interest rate of 6.8%, 20-year amortization and a 10-year maturity. It is secured by six industrial properties in California: Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center, Dominguez Distribution Center, Walnut Business Center and Washington Distribution Center.

         During the third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. During 1999, the Company repurchased 20,300 shares for $346,000 in the first quarter and a total of 289,600 shares for $4,741,000 through May 14, 1999. The Company has repurchased a total of 310,700 shares for $5,100,000 since September 30, 1998.

         On December 30, 1998, EastGroup sold $10 million in the first closing of our agreement to issue $70 million of Series B Preferred Stock to Five Arrows Realty Securities II, L.L.C. The Company is required to sell the remaining
$60 million by September 25, 1999.

         Budgeted capital expenditures and development for the year ending December 31, 1999 follow:

                                                                                                 INDUSTRIAL
                                                         CAPITAL IMPROVEMENTS                    DEVELOPMENT
                                                         --------------------                    -----------

                                                  INDUSTRIAL      OFFICE        TOTAL                 TOTAL
                                                 ------------------------------------------------------------
     Upgrades on Acquisitions                       $  651           --          651                     --
     Major Renovation                                  776           29          805                     --
     New Development                                 1,200           --        1,200                 40,739
     Tenant Improvements:
         New Tenants                                 2,242          216        2,458                     --
         New Tenants-First Generation
                                                       278           --          278                  4,759
         Renewal Tenants                             1,526           27        1,553                     --
     Other                                           1,238           39        1,277                     --
                                                 ------------------------------------------------------------
                                                    $7,911          311        8,222                 45,498
                                                 ============================================================

         The Company anticipates that its current cash balance, operating cash flows, borrowings under the working capital line of credit and the Series B Preferred Stock offering will be adequate for the Company's (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders,
(v) capital improvements, (vi) purchases of properties, (vii) development, and
(viii) common share repurchases.


         As of May 14, 1999, the Company had entered into contracts to purchase the following properties:

                                                                                             APPROXIMATE
PROPERTY                                  LOCATION                          SIZE            PURCHASE PRICE
-----------------------------------------------------------------------------------------------------------
                                                                        (Square feet)        (In thousands)
Wilson Distribution Center             Tempe, Arizona                56,000 sq. ft.              $2,500
Rojas Commerce Park                    El Paso, Texas               172,000 sq. ft.               4,650
Land for Development                   Tampa, Florida                     4.4 acres                 684
Land for Development                   Orlando, Florida                   4.7 acres                 494
                                                                                                 ------
                                                                                                 $8,328
                                                                                                 ======

         Also, as of May 14, 1999, the Company had entered into a contract to sell the 198,000 square foot 8150 Leesburg Pike Office Building located in Tyson's Corner, Virginia for an approximate net sales price of $28,000,000. We anticipate the sale of this property to close in early July; however, there can be no assurance that the sale will actually be completed.

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

         Regarding the Company's internal financial and management information systems, as part of the Company's ongoing capital improvements process, during the first quarter of 1999, the Company replaced the financial information and reporting system (which the vendor has represented to us is Y2K compliant) with a new, more efficient, information and reporting system designed to be Y2K compliant and which is also being used by our major external property managers.

         The Company is assessing Y2K compliance of its individual property engineering and mechanical systems through inquiry via questionnaire of its respective property managers. This is designed to identify any systems that may not be compliant early on to avert any major interruption in the provision of services to our tenants. In addition, during fourth quarter 1998, the Company sent correspondence to all tenants to determine how the Y2K issue is being addressed at the tenant level in an attempt to determine the impact on revenue, if any. Follow-up correspondence will be sent during the second quarter of 1999.

         Additionally, the Company's compliance plan is to continue the process of conducting inquiries of independent third party vendors and suppliers in order to determine if these third parties have Y2K problems and what contingency plans they have developed to deal with identified exposure. Based on the results of these inquiries and those of our property managers and tenants, we will formulate appropriate contingency plans to take necessary and feasible precautions against problems not within our control. The Company is also continuing the process of reviewing its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will extend further into 1999 depending upon the timeliness of activities of independent third parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has a three-year $150 million unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25%. In addition, the Company has a one-year $10 million unsecured revolving credit facility with Chase Bank of Texas. The interest rate is based on Chase Bank of Texas, National Association's Prime Rate less .75%. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.

                              APR-DEC
                                1999       2000       2001      2002       2003       THEREAFTER     TOTAL       FAIR VALUE
                            ------------------------------------------------------------------------------------------------
Fixed rate debt                  3,015     12,712     8,360     12,844     8,675        120,351     165,957         173,583
   (in thousands)
Average interest rate             7.92%      8.65%     7.80%      7.62%     8.33%          7.90%       8.03%

Variable rate
Eurodollar debt                     --      3,213        --     92,000        --             --      95,213          95,213
   (in thousands)
Average interest rate               --       7.00%       --       6.19%       --             --        6.22%

                           EASTGROUP PROPERTIES, INC.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - 1999 Financial Data Schedule attached hereto.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 17, 1999

                                            EASTGROUP PROPERTIES, INC.

                                            /s/ DIANE W. HAYMAN
                                            ------------------------------------
                                            Diane W. Hayman, CPA
                                            Vice President and Controller


                                            /s/ N. KEITH MCKEY
                                            ------------------------------------
                                            N. Keith McKey, CPA
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary