Form 10-Q/A
period 1999-03-31
EASTGROUP PROPERTIES INC
filed 1999-05-18
CIK 49600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


                             AMENDMENT TO FORM 10-Q
                                Filed Pursuant to
                       THE SECURITIES EXCHANGE ACT OF 1934

                           EASTGROUP PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1

                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as set forth in the pages attached hereto:

PART I.  FINANCIAL INFORMATION - Item 1. Consolidated Financial Statements

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 18, 1999
                                            EASTGROUP PROPERTIES, INC.

                                            By /s/ DIANE W. HAYMAN
                                            ----------------------------------
                                            Diane W. Hayman, CPA
                                            Vice President and Controller

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

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                            March 31,                       March 31,
                                                              1999                            1998
                                                       -------------------             -------------------

OPERATING ACTIVITIES:
Net income                                                 $    6,545                          4,998
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of deferred
   leasing costs                                                4,800                          3,206
  Gains on investments, net                                    (1,451)                           (73)
  Other                                                           (92)                           (75)
  Changes in operating assets and liabilities:
    Accrued income and other assets                             1,830                           (966)
    Accounts payable, accrued expenses and
      prepaid rent                                                507                            112
                                                       ---------------                 -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      12,139                          7,202
                                                       ---------------                 -------------

INVESTING ACTIVITIES:
 Payments on mortgage loans receivable, net of
  amortization of loan discounts                                5,862                            (16)
 Advances on mortgage loans receivable                         (1,588)                             -
 Sale of real estate investments                                  436                              -
 Real estate improvements                                      (1,500)                        (1,208)
 Real estate development                                      (11,758)                        (4,846)
 Purchases of real estate                                      (9,217)                        (7,406)
 Purchases of real estate investment
  trusts shares                                               (10,171)                          (182)
 Merger expenses                                                    -                            (20)
 Changes in other assets and other liabilities                    150                           (163)
                                                    ------------------              ----------------
NET CASH USED IN INVESTING ACTIVITIES                         (27,786)                       (13,841)
                                                    ------------------              ----------------

FINANCING ACTIVITIES:
 Proceeds from bank borrowings                                179,020                         21,189
 Proceeds from mortgage notes payable                          47,000                              -
 Principal payments on bank borrowings                       (198,129)                        (8,917)
 Principal payments on mortgage notes payable                  (3,537)                          (635)
 Distributions paid to shareholders                            (6,829)                        (5,533)
 Purchases of shares of beneficial interest
  and common stock                                               (346)                             -
 Proceeds from exercise of stock options                            -                            130
 Preferred stock issuance costs                                    (2)                             -
 Proceeds from dividend reinvestment plan                          74                             72
                                                    ------------------              ----------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                     17,251                          6,306
                                                    ------------------              ----------------

 INCREASE IN CASH AND CASH EQUIVALENTS                          1,604                           (333)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,784                          1,298
                                                    ------------------              ----------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    4,388                            965
                                                    ==================              ================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of amount capitalized         $    4,648                          2,872
 Debt assumed by the Company in purchase of real estate             -                          2,610


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