Form 10-Q
period 1999-06-30
EASTGROUP PROPERTIES INC
filed 1999-08-13
CIK 49600

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1999                COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

         The number of shares of common stock, $.0001 par value, outstanding as of August 10, 1999 was 16,052,315.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      PAGES

PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, June 30, 1999 (unaudited)
                           and December 31, 1998                                                                       3

                           Consolidated statements of income for the three and six
                           months ended June 30, 1999 and 1998 (unaudited)                                             4

                           Consolidated statements of cash flows for the six months
                           ended June 30, 1999 and 1998 (unaudited)                                                    5

                           Consolidated statements of changes in stockholders' equity
                           for the six months ended June 30, 1999 (unaudited)                                          6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        10

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 20

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                                        21

              Item 6.      Exhibits and Reports on Form 8-K                                                           21

SIGNATURES

Authorized signatures                                                                                                 22

                      EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                June 30, 1999  December 31, 1998
                                                                ------------   -----------------
                                                                 (Unaudited)
ASSETS
  Real estate properties:
      Industrial                                                   $ 537,869      507,187
      Industrial development                                          36,075       25,682
      Other                                                           15,815       15,762
                                                                   ---------    ---------
                                                                     589,759      548,631
      Less accumulated depreciation                                  (42,631)     (34,042)
                                                                   ---------    ---------
                                                                     547,128      514,589
                                                                   ---------    ---------

  Real estate held for sale                                           26,503       25,620
      Less accumulated depreciation                                   (9,150)      (8,794)
                                                                   ---------    ---------
                                                                      17,353       16,826
                                                                   ---------    ---------

  Mortgage loans                                                       9,913        8,814
  Investment in real estate investment trusts                         15,875        5,737
  Cash                                                                 4,160        2,784
  Other assets                                                        16,974       18,798
                                                                   ---------    ---------
      TOTAL ASSETS                                                 $ 611,403      567,548
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                           $ 164,920      122,494
  Notes payable to banks                                             119,820      114,322
  Accounts payable & accrued expenses                                 10,059        9,138
  Other liabilities                                                    3,628        2,867
                                                                   ---------    ---------
                                                                     298,427      248,821
                                                                   ---------    ---------

  Minority interest in joint ventures                                  2,242        2,053
  Minority interest in operating partnership                             650          650
                                                                   ---------    ---------
                                                                       2,892        2,703
                                                                   ---------    ---------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 authorized and issued; stated liquidation
        preference of $43,125                                         41,357       41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized; 400,000 shares issued;
        stated liquidation preference of $10,000                       9,640        9,642
    Series C Preferred Shares; $.0001 par value                           --           --
    Common shares; $.0001 par value; 65,475,000
        shares authorized; 16,052,315 shares issued at
        June 30, 1999 and 16,307,681 at
        December 31, 1998                                                  2            2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                      --           --
    Additional paid-in capital on common shares                      242,052      246,340
    Undistributed earnings                                            16,459       18,076
    Accumulated other comprehensive income                               574          607
                                                                   ---------    ---------
                                                                     310,084      316,024
                                                                   ---------    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 611,403      567,548
                                                                   =========    =========

See accompanying notes to financial statements.

                   EASTGROUP PROPERTIES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months          Six Months
                                                        Ended                  Ended
                                                       June 30,               June 30,
                                                   ---------------------------------------
                                                      1999        1998      1999     1998
REVENUES
Income from real estate operations                    $20,262    18,080    40,461    33,415
Interest:
  Mortgage loans                                          395       408       683       866
  Other interest                                           45        87        79       111
Other                                                     396       106       760       330
                                                      -----------------   -----------------
                                                       21,098    18,681    41,983    34,722
                                                      -----------------   -----------------
EXPENSES
Operating expenses from real
    estate operations                                   4,901     4,727     9,895     8,723
Interest                                                4,634     4,349     8,985     7,288
Depreciation and amortization                           4,884     4,018     9,684     7,224
General and administrative                                936       907     2,072     1,776
                                                      -----------------   -----------------
                                                       15,355    14,001    30,636    25,011
                                                      -----------------   -----------------
INCOME BEFORE MINORITY INTEREST
    AND GAIN ON INVESTMENTS                             5,743     4,680    11,347     9,711

Minority interest in joint ventures                       114       149       206       255
                                                      -----------------   -----------------

INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                               5,629     4,531    11,141     9,456

Gain on real estate investments                           224     1,017     1,675     1,090
                                                      -----------------   -----------------

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                       5,853     5,548    12,816    10,546

Cumulative effect of change in accounting principle        --        --       418        --
                                                      -----------------   -----------------

NET INCOME                                              5,853     5,548    12,398    10,546

Preferred dividends-Series A                              970       129     1,940       129
Preferred dividends-Series B                              219        --       438        --
                                                      -----------------   -----------------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                 $ 4,664     5,419    10,020    10,417
                                                      =================   =================

BASIC PER SHARE DATA
  Net income available to
     common shareholders                              $  0.29      0.33      0.62      0.64
                                                      =================   =================

  Weighted average shares outstanding                  16,076    16,299    16,189    16,261
                                                      =================   =================

DILUTED PER SHARE DATA (A)
  Net income available to
     common shareholders                              $  0.29      0.33      0.61      0.63
                                                      =================   =================

  Weighted average shares outstanding                  16,245    16,452    16,336    16,422
                                                      =================   =================



(A) Assumes conversion of all limited partnership units.



See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                   June 30,     June 30,
                                                                     1999         1998
                                                                  ---------    ---------
OPERATING ACTIVITIES:
    Net income                                                    $  12,398       10,546
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of deferred
          leasing costs                                               9,684        7,224
        Gains on investments, net                                    (1,675)      (1,090)
        Other                                                          (163)        (185)
        Changes in operating assets and liabilities:
          Accrued income and other assets                             1,213       (2,239)
          Accounts payable, accrued expenses and prepaid rent         1,871          872
                                                                  ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            23,328       15,128
                                                                  ---------    ---------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                  5,682          778
    Advances on mortgage loans receivable                            (5,266)          --
    Sale of real estate investments                                     797        6,611
    Real estate improvements                                         (3,430)      (3,254)
    Real estate development                                         (25,431)      (7,502)
    Purchases of real estate                                        (13,778)     (63,243)
    Acquisition of Meridian                                              --      (52,760)
    Purchases of real estate investment trusts shares               (10,171)         (88)
    Merger expenses                                                      --       (1,589)
    Changes in other assets and other liabilities                      (141)        (277)
    Cash balances of acquired company                                    --        6,046
                                                                  ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                               (51,738)    (115,278)
                                                                  ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                   217,686      136,788
    Proceeds from mortgage notes payable                             47,000           --
    Principal payments on bank borrowings                          (212,188)     (64,613)
    Principal payments on mortgage notes payable                     (4,574)      (3,010)
    Distributions paid to shareholders                              (13,796)     (11,076)
    Purchases of shares of common stock                              (4,774)          --
    Proceeds from exercise of stock options                             289          164
    Net proceeds from issuance of preferred stock                        (2)      41,418
    Proceeds from dividend reinvestment plan                            145          145
                                                                  ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            29,786       99,816
                                                                  ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,376         (334)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,784        1,298
                                                                  ---------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   4,160          964
                                                                  =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized             $   7,848        6,506
    Debt assumed by the Company in purchase of real estate               --        7,167
    Debt assumed by the Company in the Meridian acquisition              --       33,422
    Issuance of common stock to acquire Ensign                           --        1,746

See accompanying notes to financial statements.

             CONSOLIDATED STATEMENTS OF CHANGES
             IN STOCKHOLDERS' EQUITY (UNAUDITED)
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                      Shares   Shares                            Accumulated
                                                        of       of    Additional   Undistri-       Other
                                                     Preferred Common   Paid-In       buted      Comprehensive
                                                       Stock   Stock    Capital     Earnings        Income        Total
                                                     ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                            $ 50,999     2      246,340    18,076            607        316,024
    Comprehensive income
        Net income                                         -      -            -     12,398              -         12,398
        Net unrealized change in
         investment securities                             -      -            -         -             (33)           (33)
                                                                                                                ---------
            Total comprehensive income                                                                             12,365
                                                                                                                ---------
    Cash dividends declared-common, $.72
      per share                                            -      -            -    (11,637)            -         (11,637)
    Preferred stock dividends declared                     -      -            -     (2,378)            -          (2,378)
    Preferred stock issuance costs                         (2)    -            -         -              -              (2)
    Issuance of 8,009 shares of common stock,
      incentive compensation                               -      -            52        -                             52
    Issuance of 8,085 shares of common stock,
      dividend reinvestment plan                           -      -           145        -                            145
    Issuance of 20,210 shares of common stock,
      exercise options                                     -      -           289        -                            289
    Repurchase of 2,070 common shares,
      options exercised                                                       (34)                                    (34)
    Repurchase of 289,600 common shares,
      stock repurchase plan                                -      -        (4,740)       -                         (4,740)
                                                    ----------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                               $ 50,997       2     242,052    16,459            574        310,084
                                                    =========================================================================





See accompanying notes to financial statements.

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

(3)      SUBSEQUENT EVENTS

         In July 1999, EastGroup sold its 8150 Leesburg Pike Office Building (198,000 square feet) in Vienna, Virginia for an all cash price of $29,025,000. The transaction will generate a gain for financial reporting purposes of approximately $14,200,000, which will be recorded in the Company's third quarter. Also in July, the Company sold the 2020 Exchange Building (37,000 square feet) in Dallas, Texas for $1,065,000. This transaction will generate a gain for financial reporting purposes of approximately $128,000. The proceeds of these sales will be reinvested in industrial properties through new acquisitions.

         In July 1999, EastGroup purchased two industrial properties, Yosemite Distribution Center (102,000 square feet) located in Milpitas, California (San Francisco Bay area) for $7,375,000 and Interstate Commons Distribution Center (136,000 square feet) located in Phoenix, Arizona for $4,775,000. Yosemite consists of two buildings completed in 1974 and 1987, and is 100% leased to a single tenant. Interstate Commons consists of two buildings built in 1988, is 100% leased to five tenants and includes an additional 3.7 acres of land for future development. These purchases were funded from the proceeds of the sale of the 8150 Leesburg Pike Office Building as previously discussed.

         In addition to the properties described above, in July 1999, EastGroup also acquired the remaining 25% ownership interests in Jetport Commerce Park and 56th Street Commerce Park in Tampa from our partner, an officer of the Company, Anthony J. Bruno, for $3,588,000 giving the Company 100% ownership of these two complexes. This acquisition was also funded from the proceeds of the sale of the 8150 Leesburg Pike Office Building.

         Subsequent to June 30, 1999, the Company has entered into contracts to purchase the following properties:

                                                                                             APPROXIMATE
PROPERTY                                  LOCATION                     SIZE                PURCHASE PRICE
-------------------------------------- --------------------     -------------------- --------------------
                                                                                           (In thousands)
Kyrene Distribution Center             Tempe, Arizona                70,000 sq. ft.               $3,500
                                                                 Adjacent 3.5 acres
Fairmont Distribution Center           Tempe Arizona                 19,000 sq. ft.                  935
Wilson Distribution Center             Tempe, Arizona                56,000 sq. ft.                2,500
Jetport/Meadows/LeTourneau             Tampa, Florida               184,000 sq. ft.                6,200
Altamonte Commerce Center              Orlando, Florida             123,000 sq. ft.                4,165
Land for Development                   Orlando, Florida                  8.46 acres                1,161
                                                                                                 -------
                                                                                                 $18,461
                                                                                                 =======

         The Company has also entered into a contract to sell the 610 acres of Estelle land located in Jefferson Parish, Louisiana for $950,000. This transaction would generate a gain for financial reporting purposes of approximately $430,000. We anticipate the sale of this property to close in fourth quarter 1999; however, there can be no assurance that the sale will actually be completed.

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

                                                                          THREE MONTHS             SIX MONTHS
                                                                         ENDED JUNE 30,           ENDED JUNE 30,
CONSOLIDATED STATEMENTS OF INCOME                                      1999         1998        1999         1998
--------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)

Income before cumulative effect of change in accounting principle   $   5,853        5,548      12,816       10,546
    Cumulative effect of change in accounting principle                    --           --        (418)          --
                                                                    -----------------------------------------------
Net income                                                              5,853        5,548      12,398       10,546
    Preferred dividends                                                (1,189)        (129)     (2,378)        (129)
                                                                    -----------------------------------------------
Net income available to common shareholders                         $   4,664        5,419      10,020       10,417
                                                                    ===============================================

Basic earnings per common share:
  Before cumulative effect of change in accounting principle        $     .29          .33         .65          .64
  Accounting change                                                        --           --        (.03)          --
                                                                    -----------------------------------------------
      Basic earnings per common share                               $     .29          .33         .62          .64
                                                                    ===============================================

Diluted earnings per common share:
  Before cumulative effect of change in accounting principle        $     .29          .33         .64          .63
  Accounting change                                                        --           --        (.03)          --
                                                                    -----------------------------------------------
      Diluted earnings per common share                             $     .29          .33         .61          .63
                                                                    ===============================================

(5)      BUSINESS SEGMENTS

         The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI) and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company uses FFO as a measure of the performance of our industry as an equity real estate investment trust because, along with cash flows from operating activities, financing and investing activities, it provides a measure of our ability to incur and service debt and to make capital expenditures. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including our ability to make distributions. The table below presents on a comparative basis for the three and six months ended June 30, 1999 and 1998 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income before cumulative effect of change in accounting principle:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                          1999       1998          1999       1998
                                                                       (In thousands)
                                                       ---------------------------------------------
PROPERTY REVENUES:
    Industrial                                         $ 18,383      14,549      36,754      26,281
    Office                                                1,335       1,637       2,619       3,358
    Other                                                   544       1,894       1,088       3,776
                                                       --------    --------    --------    --------
                                                         20,262      18,080      40,461      33,415
                                                       --------    --------    --------    --------
PROPERTY EXPENSES:
    Industrial                                           (4,278)     (3,408)     (8,526)     (6,050)
    Office                                                 (425)       (476)       (868)       (967)
    Other                                                  (198)       (843)       (501)     (1,706)
                                                       --------    --------    --------    --------
                                                         (4,901)     (4,727)     (9,895)     (8,723)
                                                       --------    --------    --------    --------
PROPERTY NET OPERATING INCOME:
    Industrial                                           14,105      11,141      28,228      20,231
    Office                                                  910       1,161       1,751       2,391
    Other                                                   346       1,051         587       2,070
                                                       --------    --------    --------    --------
TOTAL PROPERTY NET OPERATING INCOME                      15,361      13,353      30,566      24,692
                                                       --------    --------    --------    --------

Other income                                                836         601       1,522       1,307
Interest expense                                         (4,634)     (4,349)     (8,985)     (7,288)
General and administrative expenses                        (936)       (907)     (2,072)     (1,776)
Minority interest in earnings                              (185)       (259)       (369)       (440)
Dividends on Series A preferred shares                     (970)       (129)     (1,940)       (129)
                                                       --------    --------    --------    --------

FUNDS FROM OPERATIONS                                     9,472       8,310      18,722      16,366

Depreciation and amortization                            (4,884)     (4,018)     (9,684)     (7,224)
Share of joint venture depreciation and amortization         71         110         163         185
Gains from property sales/investment in REITs               224       1,017       1,675       1,090
Dividends on Series B convertible preferred shares         (219)         --        (438)         --
Cumulative effect of change in accounting principle          --          --        (418)         --
                                                       --------    --------    --------    --------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               4,664       5,419      10,020      10,417
Dividends on preferred shares                             1,189         129       2,378         129
Cumulative effect of change in accounting principle          --          --         418          --
                                                       --------    --------    --------    --------

NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                         $  5,853       5,548      12,816      10,546
                                                       =============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

(Comments are for the balance sheet dated June 30, 1999 compared to December 31, 1998.)

         Assets of EastGroup were $611,403,000 at June 30, 1999, an increase of $43,855,000 from December 31, 1998. Liabilities increased $49,606,000 to $298,427,000; minority interests increased $189,000 to $2,892,000 and stockholders' equity decreased $5,940,000 to $310,084,000 during the same period. The paragraphs that follow explain these changes in greater detail.

         Industrial properties increased $30,682,000 during the six months ended June 30, 1999. This increase was due to the acquisition of three industrial properties for $13,778,000 (as detailed below), capital improvements of $3,084,000 made on existing and acquired properties, the transfer of four industrial properties from industrial development with total costs of $15,038,000, and the transfer of one industrial property to real estate held for sale with costs of $1,218,000.

 INDUSTRIAL PROPERTIES ACQUIRED                                    SIZE         DATE ACQUIRED           COST
             IN 1999                       LOCATION           (SQUARE FEET)                        (IN THOUSANDS)
---------------------------------- ------------------------- ----------------- ----------------- -------------------
Central Green                      Houston, Texas                      84,000          01-07-99              $4,600
Blue Heron                         West Palm Beach, Florida           110,000          01-15-99               4,617
Rojas Commerce Park                El Paso, Texas                     172,000          06-11-99               4,561
                                                                                                 -------------------
      TOTAL INDUSTRIAL ACQUISITIONS                                                                         $13,778
                                                                                                 ===================


         Industrial development increased $10,393,000 during the six months ended June 30, 1999. This increase resulted from year-to-date development costs of $25,431,000 on existing and completed development properties, offset by costs of $15,038,000 on completed development properties transferred to industrial properties, as detailed below.



                                                                        COSTS INCURRED
                                                              ------------------------------------
                                                SIZE AT              FOR THE SIX
                                              COMPLETION                MONTHS         CUMULATIVE AS        ESTIMATED
                                             (SQUARE FEET)          ENDED 6/30/99       OF 6/30/99       TOTAL COSTS (1)
------------------------------------------ ------------------ -------------------------------------------------------
                                                                                     (In thousands)
LEASE-UP:
  John Young II
    Orlando, Florida                                  46,000              $1,570            2,235              2,828
  World Houston 9
    Houston, Texas                                   155,000               3,976            4,992              7,200
  Rampart Distribution Center III
    Denver, Colorado                                  92,000               2,373            4,546              5,550
  Sample 95 II
    Pompano, Florida                                  70,000               1,719            2,730              3,438
                                           ------------------ ------------------- ---------------- ------------------
TOTAL LEASE-UP                                       363,000               9,638           14,503             19,016
                                           ------------------ ------------------- ---------------- ------------------

UNDER CONSTRUCTION:
  Airport Commerce Center
    Tampa, Florida                                   108,000               2,651            4,036              5,427
  Premier Beverage
    Tampa, Florida                                   222,000               5,255            5,664              7,777
  Chestnut Business Center

    City of Industry, California                      75,000               1,166            2,840              5,207
  Westlake I
    Tampa, Florida                                    70,000               1,344            2,955              4,072
  Palm River North
    Tampa, Florida                                    96,000               1,887            1,997              4,908
  Glenmont I
    Houston, Texas                                   110,000                 101            1,037              3,862
  Westside Expansion
    Jacksonville, Florida                             35,000                 322              322              1,200
  Main Street
    Carson, California                               106,000               1,929            1,929              5,548
                                           ------------------ ------------------- ---------------- ------------------
TOTAL UNDER CONSTRUCTION                             822,000              14,655           20,780             38,001
                                           ------------------ ------------------- ---------------- ------------------

PROSPECTIVE DEVELOPMENT:
Phoenix, Arizona                                     123,000                   -                -              6,200
Tampa, Florida                                       310,000                 105              792             14,880
Orlando, Florida                                     116,000                   -                -              5,568
Houston, Texas                                       110,000                   -                -              3,900
                                           ------------------ ------------------- ---------------- ------------------
TOTAL PROSPECTIVE DEVELOPMENT                        659,000                 105              792             30,548
                                           ------------------ ------------------- ---------------- ------------------
                                                   1,844,000             $24,398           36,075             87,565
                                           ================== =================== ================ ==================

COMPLETED DEVELOPMENT AND
TRANSFERRED TO INDUSTRIAL
PROPERTIES DURING SIX
MONTHS ENDED JUNE 30, 1999:
  World Houston 7 & 8
    Houston, Texas                                   166,000                $576            5,264              7,600
  Walden Distribution Center II
    Tampa, Florida                                   122,000                  62            4,252              4,300
  Sunbelt Distribution Center II
    Orlando, Florida                                  61,000                 113            2,325              2,300
  John Young
    Orlando, Florida                                  51,000                 282            3,197              3,200
                                           ------------------ ------------------- ---------------- ------------------
TOTAL TRANSFERRED TO INDUSTRIAL                      400,000              $1,033           15,038             17,400
                                           ================== =================== ================ ==================

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

         Accumulated depreciation on real estate properties and real estate held for sale increased $8,945,000 due to depreciation expense recognized for the six months ended June 30, 1999.

         Mortgage loans receivable increased $1,099,000 during the first six months of 1999 as a result of amortization of loan discounts of $331,000, recognition of deferred gains of $1,515,000 on the payoff of the Country Club and Gainesville mortgage notes receivable, and the issuance of three new notes receivable for a total of $5,266,000. These increases were offset by principal payments of $2,000 and the repayment of $6,011,000 on five mortgage loans receivable.

         Investments in real estate investment trusts increased from $5,737,000 at December 31, 1998 to $15,875,000 at June 30, 1999 as a result of purchases of other real estate investment trust shares for $10,171,000 and unrealized losses of $33,000.

         Mortgage notes payable increased $42,426,000 during the six months ended June 30, 1999, as a result of the Company's new $47,000,000, nonrecourse first mortgage loan with Metropolitan Life, loan payoffs of $2,688,000 on the Interstate Distribution Center and West Palm Distribution Centers mortgages and regularly scheduled principal payments of $1,886,000.

         Notes payable to banks increased from $114,322,000 at December 31, 1998 to $119,820,000 at June 30, 1999, as a result of payments of $212,188,000 and borrowings of $217,686,000. The Company's new credit facilities, which replaced the $100,000,000 acquisition line and the $50,000,000 working capital line at December 31, 1998, are described in greater detail under Liquidity and Capital Resources.

         Undistributed earnings decreased from $18,076,000 at December 31, 1998 to $16,459,000 at June 30, 1999, as a result of $12,398,000 net income less dividends on preferred stock of $2,378,000 and dividends on common stock of $11,637,000.

RESULTS OF OPERATIONS

(Comments are for the three months and six months ended June 30, 1999, compared to the three months and six months ended June 30, 1998.)

         Net income available to common shareholders for the three months and six months ended June 30, 1999 was $4,664,000 ($.29 per basic and diluted share) and $10,020,000 ($.62 per basic share and $.61 per diluted share), compared to net income for the three months and six months ended June 30, 1998 of $5,419,000 ($.33 per basic and diluted share) and $10,417,000 ($.64 per basic share and $.63 per diluted share). Income before gain on investments was $5,629,000 and $11,141,000 for the three months and six months ended June 30, 1999, compared to $4,531,000 and $9,456,000 for the three months and six months ended June 30, 1998. Gains on investments were $224,000 and $1,675,000 for the three months and six months ended June 30, 1999, compared to $1,017,000 and $1,090,000 for the three months and six months ended June 30, 1998. Income before cumulative effect of change in accounting principle was $5,853,000 and $12,816,000 for the three months and six months ended June 30, 1999, compared to $5,548,000 and $10,546,000 for the three months and six months ended June 30, 1998. The paragraphs that follow describe the results of operations in greater detail.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $2,008,000 or 15% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. For the six months ended June 30, 1999, PNOI increased by $5,874,000 or 24% compared to the six months ended June 30, 1998.

         PNOI and percentage leased by property type were as follows:

                                                PROPERTY NET OPERATING INCOME (PNOI)
                                    THREE MONTHS ENDED               SIX MONTHS ENDED         PERCENTAGE
                                           JUNE 30,                       JUNE 30,             LEASED
                                    1999             1998          1999            1998        6-30-99
                                    ----             ----          ----            ----        -------
                                                       (In thousands)
                               ----------------------------------------------------------
           Industrial              $14,105          11,141        28,228          20,231         97%
           Other                     1,256           2,212         2,338           4,461
                               ----------------------------------------------------------
                TOTAL PNOI         $15,361          13,353        30,566          24,692
                               ==========================================================

         PNOI from industrial properties increased $2,964,000 and $7,997,000 for the three months and six months ended June 30, 1999, compared to June 30, 1998. Industrial properties held throughout the three months and six months ended June 30, 1999 compared to the same period in 1998 showed an increase in PNOI of 5.3% for the three months ended June 30, 1999 and 4.3% for the six months ended June 30, 1999. The increase in PNOI from industrial properties resulted primarily from the 1998 and 1999 acquisitions, from an increase in same store property operations and from stabilized operations of nine industrial development properties.

         PNOI from other properties decreased $956,000 and $2,123,000 for the three months and six months ended June 30, 1999, compared to June 30, 1998. These decreases were primarily the result of the sale of the Columbia Place Office Building in December 1998 and the sales of the Sutton House and Doral Club Apartments in September 1998, the Hampton House Apartments in June 1998 and the Grande Pointe Apartments in December 1998.

         Total interest expense increased $285,000 and $1,697,000 for the three months and six months ended June 30, 1999 compared to 1998. Average bank borrowings were $107,197,000 and $110,240,000 for the three months and six months ended June 30, 1999, compared to $91,136,000 and $67,298,000 for the same period of 1998. Average bank borrowings increased primarily as a result of the Meridian acquisition in 1998, the acquisition of other industrial properties in 1999 and 1998 and increased new development costs. Bank interest rates at June 30, 1999 were 6.19% on $107,000,000, 7.75% on $4,000,000 and 7.00% on
$8,820,000. The bank interest rate at June 30, 1998 was 7.06% (LIBOR plus 1.40%). Interest costs incurred during the period of construction of real estate properties are capitalized. The interest costs capitalized on real estate properties for the three months and six months ended June 30, 1999 were $481,000 and $759,000 compared to $140,000 and $288,000 for the three months and six months ended June 30, 1998. Interest expense on real estate properties increased primarily as a result of mortgages assumed in 1998 on Estrella and World Houston 1 & 2 and other mortgages assumed in the Meridian VIII merger, and from the issuance of the $47,000,000 mortgage loan with Metropolitan Life (discussed in Liquidity and Capital Resources). These increases were offset by the sales of Columbia Place Office Building and the Sutton House and Doral Club Apartments.

         Depreciation and amortization increased $866,000 and $2,460,000 for the three months and six months ended June 30, 1999 compared to 1998. This increase was primarily due to the industrial properties acquired in both 1998 and 1999, offset by the sale of the Hampton House Apartments in June 1998, the sales of the Doral Club Apartments, the Sutton House Apartments, East Maricopa and 401 Exchange during third quarter 1998, the sales of Grande Pointe Apartments and Columbia Place Office Building during fourth quarter 1998 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in real estate held for sale).

         The increase in general and administrative expenses of $29,000 and $296,000 for the three months and six months ended June 30, 1999 is primarily due to an increase in general and administrative costs due to growth of the Company.

         A summary of gains (losses) on real estate investments for the six months ended June 30, 1999 and 1998 is detailed below.

                                                                                                     RECOGNIZED
                                                               BASIS          NET SALES PRICE        GAIN (LOSS)
                                                               -----          ---------------        -----------
                                                                              (IN THOUSANDS)
        1999
        ----
        Mortgage loans:
           Country Club-deferred gain                      $      (1,127)                  -               1,127
           Gainesville-deferred gain                                (388)               (65)                 323
           Country Club land purchase-leaseback                       500                499                 (1)
           Plus Park                                                    -                  2                   2
        Estelle land                                                  137                368                 231
        Other                                                           -                (7)                 (7)
                                                          -------------------------------------------------------
           Total                                                    (878)                797               1,675
                                                          =======================================================

        1998
        ----
        Real estate properties:
           Hampton House Apartments                                 5,977              6,611                 634
        Jacksonville-deferred gain                                  (383)                  -                 383
        Other                                                        (73)                  -                  73
                                                          -------------------------------------------------------
           Total                                                   $5,521              6,611               1,090
                                                          ========================================================

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances.

Capital expenditures for the six months ended June 30, 1999 (by category) and June 30, 1998 are as follows:

                                                                      1999                                       1998
                                              ------------------------------------------------------ ------------------
                                                                                          INDUSTRIAL
                                                   INDUSTRIAL      OTHER      TOTAL       DEVELOPMENT         TOTAL
                                                   ----------      -----      -----       -----------         -----
                                                                                          (In thousands)
                                                 ------------- --------- ---------- ---------------- ------------------
        Upgrade on Acquisitions                          $333         -        333                -              1,049
        Major Renovation                                   53         -         53                -                300
        New Development                                    77         -         77           25,079              5,780
        Tenant Improvements:
           New Tenants                                  1,053       264      1,317                -              1,082
           New Tenants (first generation)                 174         -        174              352              1,752
           Renewal Tenants                                238         9        247                -                576
        Other                                           1,169        60      1,229                                 217
                                                                                                  -
                                                 ------------- --------- ---------- ---------------- ------------------
             TOTAL CAPITAL EXPENDITURES                $3,097       333      3,430           25,431             10,756
                                                 ============= ========= ========== ================ ==================

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the six months ended June 30, 1999 (by category) and June 30, 1998 is as follows:


                                                                                     1999                         1998
                                                 ------------- --------- ---------- ----------------- -----------------
                                                                                       INDUSTRIAL
                                                   INDUSTRIAL   OTHER      TOTAL      DEVELOPMENT                TOTAL
                                                   ----------   -----      -----      -----------                -----
                                                                           (In thousands)
                                                 ------------- --------- ---------- ----------------- -----------------
        Capitalized Leasing Costs:
          New Tenants                                    $135         9        144                35               588
          New Tenants (first generation)                   91         -         91                18               311
          Renewal Tenants                                 406         5        411                 -               595
                                                 -----------------------------------------------------------------------
        TOTAL CAPITALIZED LEASING COSTS                  $632        14        646                53             1,494
                                                 ======================================================================

        AMORTIZATION OF LEASING COSTS:                                        $739                                 481
                                                 ======================================================================

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $23,328,000 for the six months ended June 30, 1999. The Company distributed $11,637,000 in common stock dividends and $2,159,000 in preferred stock dividends. Sources of cash were collections on mortgage loan receivables, mortgage borrowings and bank borrowings. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments, purchases of real estate investment trust shares and repurchase of common shares. Total debt at June 30, 1999 and 1998 was as follows:

                                                                                     AS OF JUNE 30,
                                                                               1999                    1998
                                                                               ----                    ----
                                                                                       (In thousands)
                                                             ------------------------- ----------------------
            Mortgage Notes Payable - Fixed Rate                              $164,920                142,959
            Bank Notes Payable - Floating Rate                                119,820                113,945
                                                             ------------------------- ----------------------
                 TOTAL DEBT                                                  $284,740                256,904
                                                             ========================= ======================

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

         On January 13, 1999, the Company replaced the $50,000,000 and $100,000,000 bank lines with a new three-year $150,000,000 unsecured revolving credit facility with a group of ten banks. The interest rate is based on the Eurodollar rate and was 6.19% on June 30, 1999.

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

         During the third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. For the six months ended June 30, 1999, the Company repurchased 289,600 shares for $4,740,000 and a total of 310,700 shares for $5,100,000 since September 30, 1998.

         On December 30, 1998, EastGroup sold $10 million in the first closing of our agreement to issue $70 million of Series B Preferred Stock to Five Arrows Realty Securities II, L.L.C. The Company is required to sell the remaining $60 million by September 24, 1999.

         Budgeted capital expenditures and development for the year ending December 31, 1999 follow:

                                                                                          INDUSTRIAL
                                                      CAPITAL IMPROVEMENTS               DEVELOPMENT
                                                      --------------------               -----------
                                              Industrial       Other        Total           Total
                                             -------------- ------------ ------------    -------------
       Upgrades on Acquisitions                     $1,500            -        1,500               -
       Major Renovation                                104            -          104               -
       New Development                                  77            -           77          38,144
       Tenant Improvements:
           New Tenants                               1,905          264        2,169               -
           New Tenants-First Generation                655            -          655           1,237
           Renewal Tenants                             476            9          485               -
       Other                                         1,831           60        1,891               -
                                             -------------- ------------ ------------    -------------
                                                    $6,548          333        6,881          39,381
                                             ============== ============ ============    =============

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

         In July 1999, EastGroup sold its 8150 Leesburg Pike Office Building (198,000 square feet) in Vienna, Virginia for an all cash price of $29,025,000. The transaction will generate a gain for financial reporting purposes of approximately $14,200,000, which will be recorded in the Company's third quarter. Also in July, the Company sold the 2020 Exchange Building (37,000 square feet) in Dallas, Texas for $1,065,000. This transaction will generate a gain for financial reporting purposes of approximately $128,000. The proceeds of these sales will be reinvested in industrial properties through new acquisitions.

         In July 1999, EastGroup purchased two industrial properties, Yosemite Distribution Center (102,000 square feet) located in Milpitas, California (San Francisco Bay area) for $7,375,000 and Interstate Commons Distribution Center (136,000 square feet) located in Phoenix, Arizona for $4,775,000. Yosemite consists of two buildings completed in 1974 and 1987, and is 100% leased to a single tenant. Interstate Commons consists of two buildings built in 1988, is 100% leased to five tenants and includes an additional 3.7 acres of land for future development. These purchases were funded from the proceeds of the sale of the 8150 Leesburg Pike Office Building as previously discussed.

         In addition to the properties described above, in July 1999, EastGroup also acquired the remaining 25% ownership interests in Jetport Commerce Park and 56th Street Commerce Park in Tampa from our partner, an officer of the Company, Anthony J. Bruno, for $3,588,000 giving the Company 100% ownership of these two complexes. This acquisition was also funded from the proceeds of the sale of the 8150 Leesburg Pike Office Building.

         Subsequent to June 30, 1999, the Company has entered into contracts to purchase the following properties:

                                                                                     APPROXIMATE
PROPERTY                                   LOCATION                SIZE           PURCHASE PRICE
======================================================================================================
                                                                                    (In thousands)

Kyrene Distribution Center             Tempe, Arizona             70,000 sq. ft.       $3,500
                                                              Adjacent 3.5 acres
Fairmont Distribution Center           Tempe Arizona              19,000 sq. ft.          935
Wilson Distribution Center             Tempe, Arizona             56,000 sq. ft.        2,500
Jetport/Meadows/LeTourneau             Tampa, Florida            184,000 sq. ft.        6,200
Altamonte Commerce Center              Orlando, Florida          123,000 sq. ft.        4,165
Land for Development                   Orlando, Florida               8.46 acres        1,161
                                                                                      -------
                                                                                      $18,461
                                                                                      =======

         The Company has also entered into a contract to sell the 610 acres of Estelle land located in Jefferson Parish, Louisiana for $950,000. This transaction would generate a gain for financial reporting purposes of approximately $430,000. We anticipate the sale of this property to close in fourth quarter 1999; however, there can be no assurance that the sale will actually be completed.

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

         The Company is assessing Y2K compliance of its individual property engineering and mechanical systems through inquiry via questionnaire of its respective property managers. This is designed to identify any systems that may not be compliant early on to avert any major interruption in the provision of services to our tenants. In addition, during fourth quarter 1998, the Company sent correspondence to all tenants to determine how the Y2K issue is being addressed at the tenant level in an attempt to determine the impact on revenue, if any. Follow-up correspondence will be sent during the third quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25%. In addition, the Company has a one-year $10,000,000 unsecured revolving credit facility and a $4,000,000 short-term note with Chase Bank of Texas. The interest rate on the $10,000,000 note is based on Chase Bank of Texas, National Association's Prime Rate less .75%; the interest rate on the $4,000,000 is 7.75%. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.

                            JUL-DEC
                              1999       2000       2001       2002       2003     THEREAFTER      TOTAL     FAIR VALUE
                           ----------- ---------- --------- ----------- --------- -------------- ----------- ------------
Fixed rate debt                $1,978     12,712     8,360      12,844     8,675        120,351     164,920      165,623
  (in thousands)
Average interest rate            7.94%      8.65%     7.80%       7.62%     8.33%          7.90%       8.04%

Variable rate debt
  (in thousands)               $4,000      8,820        --     107,000        -             -       119,820      119,820
Average interest rate            7.75%      7.00%       --        6.19%       -             -          6.30%


                           EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 2, 1999, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, Alexander G. Anagnos, H.C. Bailey, Jr., Fredric H. Gould, David H. Hoster II, David M. Osnos, John N. Palmer and Leland R. Speed were elected directors of the Registrant, each to serve until the 2000 Annual Meeting. The following is a summary of the voting for directors:

                                                                    VOTE
         NOMINEE                               VOTE FOR            WITHHELD
         -------                               --------            --------
         D. Pike Aloian                       14,546,092           306,333
         Alexander G. Anagnos                 14,543,576           310,848
         H.C. Bailey, Jr.                     14,549,935           304,469
         Fredric H. Gould                     14,551,435           302,889
         David H. Hoster II                   14,549,935           304,489
         David M. Osnos                       14,549,617           304,907
         John N. Palmer                       14,546,435           307,989
         Leland R. Speed                      14,495,712           358,712

         Amendments to the Company's 1994 Management Incentive Plan were approved by a 53% favorable vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - 1999 Financial Data Schedule attached hereto.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 1999

                                             EASTGROUP PROPERTIES, INC.

                                             /s/ N. Keith Mckey
                                             N. Keith McKey, CPA
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary