Form 10-Q
period 1999-09-30
EASTGROUP PROPERTIES INC
filed 1999-11-15
CIK 49600

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999          COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

The number of shares of common stock, $.0001 par value, outstanding as of November 10, 1999 was 15,917,917.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                                          Pages

PART I.       FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

          Consolidated balance sheets, September 30, 1999 (unaudited)
          and December 31, 1998                                             3

          Consolidated  statements  of income for the three and nine months
          ended September 30, 1999 and 1998 (unaudited)                     4

          Consolidated  statements  of  cash  flows  for the nine  months
          ended September 30, 1999 and 1998 (unaudited)                     5

          Consolidated statements of changes in stockholders' equity for
          the nine months ended September 30, 1999 (unaudited)              6

          Notes to consolidated financial statements (unaudited)            7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk  21

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                            22

SIGNATURES

Authorized signatures                                                      22

                                       3

                                                 EASTGROUP PROPERTIES, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                              September 30, 1999       December 31, 1998
                                                             ----------------------  ----------------------
                                                                 (Unaudited)
ASSETS
  Real estate properties:
      Industrial                                                   $       555,191                 507,187
      Industrial development                                                33,347                  25,682
      Other                                                                 15,843                  15,762
                                                             ----------------------  ----------------------
                                                                           604,381                 548,631
      Less accumulated depreciation                                        (46,625)                (34,042)
                                                             ----------------------  ----------------------

                                                                           557,756                 514,589
                                                             ----------------------  ----------------------
  Real estate held for sale                                                 25,326                  25,620
      Less accumulated depreciation                                           (837)                 (8,794)
                                                             ----------------------  ----------------------
                                                                            24,489                  16,826
                                                             ----------------------  ----------------------
  Mortgage loans                                                             8,221                   8,814
  Investment in real estate investment trusts                               15,233                   5,737
  Cash                                                                       3,679                   2,784
  Other assets                                                              17,329                  18,798
                                                             ----------------------  ----------------------
      TOTAL ASSETS                                                 $       626,707                 567,548
                                                             ======================  ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                           $       162,143                 122,494
  Notes payable to banks                                                    67,343                 114,322
  Accounts payable & accrued expenses                                       12,770                   9,138
  Other liabilities                                                          4,338                   2,867
                                                             ----------------------  ----------------------
                                                                           246,594                 248,821
                                                             ----------------------  ----------------------
  Minority interest in joint ventures                                        1,859                   2,053
  Minority interest in operating partnership                                   650                     650
                                                             ----------------------  ----------------------
                                                                             2,509                   2,703
                                                             ----------------------  ----------------------
STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 authorized and issued; stated liquidation
        preference of $43,125                                               41,357                  41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized; 2,800,000 shares issued at
        September 30, 1999 and 400,000 at December 31, 1998;
        stated liquidation preference of $70,000 at September
        30, 1999 and $10,000 at December 31, 1998                           67,276                   9,642
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                     -                       -
    Common shares; $.0001 par value; 65,475,000
        shares authorized; 15,944,017 shares issued at
        September 30, 1999 and 16,307,681 at
        December 31, 1998                                                        2                       2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                             -                       -
    Additional paid-in capital on common shares                            240,081                 246,340
    Undistributed earnings                                                  28,694                  18,076
    Accumulated other comprehensive income                                     194                     607
                                                             ----------------------  ----------------------
                                                                           377,604                 316,024
                                                             ----------------------  ----------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       626,707                 567,548
                                                             ======================  ======================

See accompanying notes to consolidated financial statements.

                                                           EASTGROUP PROPERTIES, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months                      Nine Months
                                                       Ended                             Ended
                                                    September 30,                     September 30,
                                             ---------------------------      -----------------------------
                                                 1999          1998                1999          1998
REVENUES
Income from real estate operations           $      20,784       20,191               61,245        53,606
Interest:
  Mortgage loans                                       233          427                  916         1,293
  Other interest                                        99           28                  178           139
Other                                                  388          107                1,148           437
                                             ---------------------------      -----------------------------
                                                    21,504       20,753               63,487        55,475
                                             ---------------------------      -----------------------------
EXPENSES
Operating expenses from real
    estate operations                                4,771        5,158               14,666        13,881
Interest                                             4,677        4,874               13,662        12,162
Depreciation and amortization                        5,162        4,582               14,846        11,806
General and administrative                           1,149          883                3,221         2,659
                                             ---------------------------      -----------------------------
                                                    15,759       15,497               46,395        40,508
                                             ---------------------------      -----------------------------

INCOME BEFORE MINORITY INTEREST
   AND GAIN ON INVESTMENTS                           5,745        5,256               17,092        14,967

Minority interest in joint ventures                    106           98                  312           353
                                             ---------------------------      -----------------------------
INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                            5,639        5,158               16,780        14,614

Gain on real estate investments                     13,978        4,996               15,653         6,086
                                             ---------------------------      -----------------------------
INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                   19,617       10,154               32,433        20,700
                                             ---------------------------      -----------------------------

Cumulative effect of change in
    accounting principle                                 -            -                  418             -
                                             ---------------------------      -----------------------------
NET INCOME                                          19,617       10,154               32,015        20,700

Preferred dividends-Series A                           970          970                2,910         1,099
Preferred dividends-Series B                           276            -                  714             -
                                             ---------------------------      -----------------------------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                        $      18,371        9,184               28,391        19,601
                                             ===========================      =============================

BASIC PER SHARE DATA
  Net income available to
     common shareholders                     $        1.15         0.56                 1.76          1.20
                                             ===========================      =============================

 Weighted average shares outstanding                16,006       16,308               16,127        16,277
                                             ===========================      =============================

DILUTED PER SHARE DATA (A)
  Net income available to
     common shareholders                     $        1.11         0.56                 1.74          1.19
                                             ===========================      =============================

  Weighted average shares outstanding               16,724       16,423               16,768        16,423
                                             ===========================      =============================

(A) Assumes conversion of all limited partnership units and convertible preferred shares.

See accompanying notes to consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                            September 30,           September 30,
                                                                                1999                     1998
                                                                           ---------------          ---------------
OPERATING ACTIVITIES:
    Net income                                                               $     32,015                   20,700
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of deferred
          leasing costs                                                            14,846                   11,806
        Gains on investments, net                                                 (15,653)                  (6,086)
        Gain on sale of real estate investment trust shares                           (30)                       -
        Other                                                                        (202)                    (253)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                             162                   (2,248)
          Accounts payable, accrued expenses and prepaid rent                       4,486                    3,418
                                                                           ---------------          ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          35,624                   27,337
                                                                           ---------------          ---------------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                                9,808                    2,512
    Advances on mortgage loans receivable                                          (7,700)                       -
    Proceeds from sale of real estate investments                                  30,028                   16,608
    Real estate improvements                                                       (6,225)                  (5,398)
    Real estate development                                                       (35,771)                 (21,439)
    Purchases of real estate                                                      (36,326)                 (73,948)
    Acquisition of Meridian                                                             -                  (52,760)
    Purchases of real estate investment trust shares                              (10,171)                  (1,801)
    Proceeds from sale of real estate investment trust shares                         292                        -
    Merger expenses                                                                     -                   (1,609)
    Changes in other assets and other liabilities                                    (432)                      26
    Cash balances of acquired company                                                   -                    6,046
                                                                           ---------------          ---------------
NET CASH USED IN INVESTING ACTIVITIES                                             (56,497)                (131,763)
                                                                           ---------------          ---------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                 238,215                  178,822
    Proceeds from mortgage notes payable                                           47,000                        -
    Principal payments on bank borrowings                                        (285,194)                 (94,444)
    Principal payments on mortgage notes payable                                   (8,454)                  (3,851)
    Distributions paid to shareholders                                            (21,122)                 (17,230)
    Purchases of shares of common stock                                            (6,849)                    (194)
    Proceeds from exercise of stock options                                           317                      254
    Net proceeds from issuance of preferred stock                                  57,634                   41,357
    Proceeds from dividend reinvestment plan                                          221                      220
                                                                           ---------------          ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          21,768                  104,934
                                                                           ---------------          ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 895                      508
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,784                    1,298
                                                                           ---------------          ---------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      3,679                    1,806
                                                                           ===============          ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                        $     13,258                   10,954
    Debt assumed by the Company in purchase of real estate                          1,103                    7,167
    Operating partnership units issued in purchase of real estate                       -                      650
    Debt assumed by the Company in the Meridian acquisition                             -                   33,422
    Debt assumed by buyer of real estate                                                -                    9,855
    Issuance of common stock to acquire Ensign                                          -                    1,746


See accompanying notes to consolidated financial statements


                                                            CONSOLIDATED STATEMENTS OF CHANGES
                                                            IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                               Shares      Shares                                 Accumulated
                                                 of          of      Additional                      Other
                                              Preferred    Common      Paid-In   Undistributed   Comprehensive
                                                Stock       Stock      Capital     Earnings         Income         Total
                                             -------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1998                      $ 50,999      2        246,340        18,076             607         316,024
    Comprehensive income
        Net income                                    -       -            -          32,015               -          32,015
        Net unrealized change in investment
          securities                                  -       -            -              -             (413)           (413)
                                                                                                                 ------------
        Total comprehensive income                                                                                    31,602
                                                                                                                 ------------
   Cash dividends declared-common, $1.10
        per share                                     -       -            -         (17,773)              -         (17,773)
    Preferred stock dividends declared                -       -            -          (3,624)              -          (3,624)
    Preferred stock issuance costs                (1,166)     -            -              -                -          (1,166)
    Issuance of 8,009 shares of common stock,
        incentive compensation                        -       -             52            -                -              52
    Issuance of 12,287 shares of common stock,
      dividend reinvestment plan                      -       -            221            -                -             221
    Issuance of 22,210 shares of common stock,
      exercise options                                -       -            317            -                -             317
    Issuance of 2,400,000 shares of Series
      B preferred                                 58,800      -              -            -                -          58,800
    Repurchase of 2,070 common shares,
       options exercised                              -       -            (34)           -                -             (34)
    Repurchase of 404,100 common shares,
      stock repurchase plan                           -       -         (6,815)           -                -          (6,815)
                                             -------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                     $108,633      2        240,081        28,694             194         377,604
                                             ===============================================================================


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

(3)      SUBSEQUENT EVENTS

     Subsequent to September 30, 1999, EastGroup purchased the Altamonte Commerce Center (123,000 square feet) in Orlando for $4,165,000. Altamonte was constructed in 1980 and 1982 and consists of six buildings that are currently 96% leased to 42 tenants. This purchase was partially funded from the proceeds of the sale of the 8150 Leesburg Pike Office Building that was sold in third quarter 1999.

     The Company also purchased World Houston 11 land for development consisting of 7.34 acres for approximately $500,000.

     Also, subsequent to September 30, 1999, the Company has entered into contracts to purchase the following properties:

                                                                                                    Approximate
Property                                        Location                      Size                Purchase Price
-------------------------------------- --------------------------- ---------------------------- --------------------
                                            (In thousands)
Southeast Crossing Business Center     Memphis, Tennessee                      348,000 sq. ft.              $12,010
Land for Development                   Tampa, Florida                              19.0 acres                   400
Land for Development                   Orlando, Florida                            10.2 acres                 1,395
                                                                                                --------------------
                                                                                                            $13,805
                                                                                                ====================

     The Company has entered into a contract to sell the Borders property in Nashville, Tennessee for $21,514,000. This transaction would generate no significant gain or loss for financial reporting purposes. We anticipate the sale of this property to close in the fourth quarter of 1999; however, there can be no assurance that the sale will actually be completed.

     The Company has also entered into a contract to sell the 610 acres of Estelle land located in Jefferson Parish, Louisiana for $1,129,000. This transaction would generate a gain for financial reporting purposes of approximately $629,000. We anticipate the sale of this property to close in mid-2000; however, there can be no assurance that the sale will actually be completed.

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

     The table below presents on a comparative basis the cumulative effect of the change in accounting principle:

                                                                             Three Months           Nine Months
                                                                         Ended September 30,    Ended September 30,
Consolidated Statements of Income                                          1999       1998        1999       1998
------------------------------------------------------------------------ ---------- ---------- ----------- ---------
                                                                                       (In thousands)

Income before cumulative effect of change in accounting principle         $19,617      10,154      32,433   20,700
    Cumulative effect of change in accounting principle                         -           -        (418)       -
                                                                         ---------- ---------- ----------- ---------
Net income                                                                 19,617      10,154      32,015   20,700
    Preferred dividends                                                    (1,246)       (970)     (3,624)  (1,099)
                                                                         ---------- ---------- ----------- ---------
Net income available to common shareholders                               $18,371       9,184      28,391   19,601
                                                                         ========== ========== =========== =========

Basic earnings per common share:
  Before cumulative effect of change in accounting principle                 $1.15        .56       1.79       1.20
  Accounting change                                                              -          -       (.03)         -
                                                                         ---------- ---------- ----------- ---------
      Basic earnings per common share                                        $1.15        .56       1.76       1.20
                                                                         ========== ========== =========== =========

Diluted earnings per common share:
  Before cumulative effect of change in accounting principle                 $1.11        .56       1.76       1.19
  Accounting change                                                              -          -       (.02)         -
                                                                         ---------- ---------- ----------- ---------
      Diluted earnings per common share                                      $1.11        .56       1.74       1.19
                                                                         ========== ========== =========== =========


(5)      BUSINESS SEGMENTS

     The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI) and funds from operations (FFO), defined as net income
(loss)  (computed in accordance with generally  accepted  accounting  principles
(GAAP)), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company uses FFO as a measure of the performance of our industry as an equity real estate investment trust because, along with cash flows from operating activities, financing and investing activities, it provides a measure of our ability to incur and service debt and to make capital expenditures. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including our ability to make distributions. The table below presents on a comparative basis for the three and nine months ended September 30, 1999 and 1998 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income before cumulative effect of change in accounting principle:

                                                             Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                             1999            1998           1999           1998
                                                                               (In thousands)
                                                        -------------------------------------------------------------
Property Revenues:
    Industrial                                                  $19,767        16,929          56,521         43,210
    Office                                                          438         1,736           3,057          5,094
    Other                                                           579         1,526           1,667          5,302
                                                        ---------------- ------------- --------------- --------------
                                                                 20,784        20,191          61,245         53,606
                                                        ---------------- ------------- --------------- --------------
Property Expenses:
    Industrial                                                  (4,338)        (3,733)        (12,864)        (9,783)
    Office                                                        (160)          (505)         (1,028)        (1,472)
    Other                                                         (273)          (920)           (774)        (2,626)
                                                        ---------------- ------------- --------------- --------------
                                                                (4,771)        (5,158)        (14,666)       (13,881)
                                                        ---------------- ------------- --------------- --------------
Property Net Operating Income:
    Industrial                                                  15,429         13,196          43,657         33,427
    Office                                                         278          1,231           2,029          3,622
    Other                                                          306            606             893          2,676
                                                        ---------------- ------------ --------------- --------------
Total Property Net Operating Income                             16,013         15,033          46,579         39,725
                                                        ---------------- ------------- --------------- --------------

Other income                                                       720            562           2,242          1,869
Interest expense                                                (4,677)        (4,874)        (13,662)       (12,162)
General and administrative expenses                             (1,149)          (883)         (3,221)        (2,659)
Minority interest in earnings                                     (145)          (166)           (514)          (606)
Dividends on Series A preferred shares                            (970)          (970)         (2,910)        (1,099)
                                                        ---------------- ------------- --------------- --------------

Funds From Operations                                            9,792          8,702          28,514         25,068
Depreciation and amortization                                   (5,162)        (4,582)        (14,846)       (11,806)
Share of joint venture depreciation and amortization                39             68             202            253
Gains from property sales/investment in REITs                   13,978          4,996          15,653          6,086
Dividends on Series B convertible preferred shares                (276)             -            (714)             -
Cumulative effect of change in accounting principle                  -             -             (418)             -
                                                        ---------------- ------------- --------------- --------------

Net Income Available to Common Shareholders                     18,371          9,184          28,391         19,601
Dividends on preferred shares                                    1,246            970           3,624          1,099
Cumulative effect of change in accounting principle                  -              -             418              -
                                                        ---------------- ------------- --------------- --------------

NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                 $19,617         10,154          32,433         20,700
                                                        ================ ============= =============== ==============


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

     (Comments are for the balance sheet dated September 30, 1999 compared to December 31, 1998.)

     Assets of EastGroup were $626,707,000 at September 30, 1999, an increase of $59,159,000 from December 31, 1998. Liabilities decreased $2,227,000 to $246,594,000; minority interests decreased $194,000 to $2,509,000 and stockholders' equity increased $61,580,000 to $377,604,000 during the same period. The paragraphs that follow explain these changes in greater detail.

     Industrial properties increased $48,004,000 during the nine months ended September 30, 1999. This increase was due to the acquisition of 11 industrial properties for $37,429,000 (as detailed below), capital improvements of
$5,834,000 made on existing and acquired properties, the transfer of seven industrial properties from industrial development with total costs of $28,106,000, and the transfer of two industrial properties to real estate held for sale with costs of $23,365,000.

 Industrial Properties Acquired                                    Size         Date Acquired           Cost
             in 1999                       Location                                                 (In thousands)
---------------------------------- ------------------------- ----------------- ----------------- -------------------

Central Green                      Houston, Texas              84,000 sq.ft.          01-07-99              $4,600
Blue Heron                         West Palm Beach, Florida   110,000 sq.ft.          01-15-99               4,617
Rojas Commerce Park                El Paso, Texas             172,000 sq.ft.          06-11-99               4,561
Yosemite Distribution Center       Milpitas, California       102,000 sq.ft.          07-09-99               7,329
Jetport Commerce Center and
   56th Street (25% interest)      Tampa, Florida             401,000 sq.ft.          07-09-99               1,803
Interstate Commons Center          Phoenix, Arizona           136,000 sq.ft.          07-20-99               4,430
Meadows Industrial                 Tampa, Florida              30,000 sq.ft.          08-06-99               1,913
Jetport 517 & 518                  Tampa, Florida              64,000 sq.ft.          08-06-99               2,718
LeTourneau Center of Commerce      Tampa, Florida              88,000 sq.ft.          08-06-99               1,612
Fairmont Distribution Center       Tempe, Arizona              19,000 sq.ft.          08-23-99                 948
Kyrene Distribution Center         Tempe, Arizona              70,000 sq.ft.          09-16-99               2,898
                                                                                                 -------------------
      Total Industrial Acquisitions                                                                        $37,429
                                                                                                 ===================




     Industrial development increased $7,665,000 during the nine months ended September 30, 1999. This increase resulted from year-to-date development costs of $35,771,000 on existing and completed development properties, offset by costs of $28,106,000 on completed development properties transferred to industrial properties, as detailed below.

                                                                               Costs Incurred
                                                                 ---------------------------------------
                                                   Size at           For the Nine
                                                  Completion            Months          Cumulative As         Estimated
                                                (Square Feet)       Ended 9/30/99         of 9/30/99         Total costs
                                               -----------------------------------------------------------------------------
Lease-up:
  John Young II
    Orlando, Florida                                     47,000             $ 1,743               2,408               2,828
  Rampart Distribution Center III
    Denver, Colorado                                     92,000               2,482               4,655               5,550
  Sample 95 II
    Pompano, Florida                                     70,000               2,061               3,072               3,438
  Airport Commerce Center
    Tampa, Florida                                      108,000               4,012               5,397               5,427
  Chestnut Business Center
    City of Industry, California                         75,000               2,256               3,930               5,207
  Westlake I
    Tampa, Florida                                       70,000               2,245               3,856               4,072
                                               -----------------------------------------------------------------------------
Total Lease-up                                          462,000              14,799              23,318              26,522
                                               -----------------------------------------------------------------------------

Under Construction:
  Palm River North
    Tampa, Florida                                       96,000               3,110               3,219               4,908
  Glenmont I
    Houston, Texas                                      108,000                 773               1,709               3,862
  Main Street
    Carson, California                                  106,000               2,174               2,175               5,548
                                               -----------------------------------------------------------------------------
Total Under Construction                                310,000               6,057               7,103              14,318
                                               -----------------------------------------------------------------------------


Prospective Development:
    Phoenix, Arizona                                    123,000                 960                 960               6,200
    Tampa, Florida                                      310,000                 114                 801              14,880
    Orlando, Florida                                    116,000               1,164               1,164               5,568
    Houston, Texas                                      110,000                   -                   -               3,900
                                               -----------------------------------------------------------------------------
Total Prospective Development                           659,000               2,238               2,925              30,548
                                               -----------------------------------------------------------------------------
                                                      1,431,000            $ 23,094              33,346              71,388
                                               =============================================================================

Completed Development and
Transferred to Industrial Properties
During Nine Months Ended 9/30/99:
  World Houston 9
    Houston, Texas                                      155,000             $ 4,144               5,160               7,200
  Premier Beverage
    Tampa, Florida                                      222,000               6,827               7,235               7,777
  Westside Expansion
    Jacksonville, Florida                                35,000                 673                 673               1,200
  World Houston 7 & 8
    Houston, Texas                                      166,000                 576               5,264               7,600
  Walden Distribution Center II
    Tampa, Florida                                      122,000                  62               4,252               4,300
  Sunbelt Distribution Center II
    Orlando, Florida                                     61,000                 113               2,325               2,300
  John Young
    Orlando, Florida                                     51,000                 282               3,197               3,200
                                               -----------------------------------------------------------------------------
Total Transferred to Industrial                         812,000            $ 12,677              28,106              33,577
                                               =============================================================================


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

     Accumulated depreciation on real estate properties and real estate held for sale increased $4,626,000 primarily due to depreciation expense recognized for the nine months ended September 30, 1999, offset by the sales of the 8150 Leesburg Pike Office Building and the 2020 Exchange Distribution Center.

     Mortgage loans receivable decreased $593,000 during the first nine months of 1999 as a result of amortization of loan discounts of $330,000, recognition of deferred gains of $1,515,000 on the payoff of the Country Club and Gainesville mortgage notes receivable, and the issuance of three new notes receivable for a total of $7,700,000. These increases were offset by principal payments of $2,000 and the repayment of $10,136,000 on seven mortgage loans receivable.

     Investments in real estate investment trusts increased from $5,737,000 at December 31, 1998 to $15,233,000 at September 30, 1999 as a result of purchases of other real estate investment trust shares for $10,171,000, sales of other real estate investment trust shares with a cost basis of $262,000 and unrealized losses of $413,000.

     Mortgage notes payable increased $39,649,000 during the nine months ended September 30, 1999, as a result of the Company's new $47,000,000, nonrecourse first mortgage loan with Metropolitan Life and $1,103,000 assumed on Kyrene Distribution Center; loan payoffs of $5,612,000 on the Interstate Distribution Center, West Palm Distribution Centers, and 8150 Leesburg Pike Office Building, mortgages, and regularly scheduled principal payments of $2,842,000.

     Notes payable to banks decreased from $114,322,000 at December 31, 1998 to $67,343,000 at September 30, 1999, as a result of payments of $285,194,000 and borrowings of $238,215,000. The Company's new credit facilities, which replaced the $100,000,000 acquisition line and the $50,000,000 working capital line at December 31, 1998, are described in greater detail under Liquidity and Capital Resources.

     Undistributed earnings increased from $18,076,000 at December 31, 1998 to $28,694,000 at September 30, 1999, as a result of $32,015,000 net income less dividends on preferred stock of $3,624,000 and dividends on common stock of $17,773,000.

Results of Operations

(Comments are for the three months and nine months ended September 30, 1999, compared to the three months and nine months ended September 30, 1998.)

     Net income available to common shareholders for the three months and nine months ended September 30, 1999 was $18,371,000 ($1.15 per basic share and $1.11 per diluted share) and $28,391,000 ($1.76 per basic share and $1.74 per diluted share), compared to net income for the three months and nine months ended September 30, 1998 of $9,184,000 ($.56 per basic and diluted share) and $19,601,000 ($1.20 per basic share and $1.19 per diluted share). Income before gain on investments was $5,639,000 and $16,780,000 for the three months and nine months ended September 30, 1999, compared to $5,158,000 and $14,614,000 for the three months and nine months ended September 30, 1998. Gains on investments were $13,978,000 and $15,653,000 for the three months and nine months ended September 30, 1999, compared to $4,996,000 and $6,086,000 for the three months and nine months ended September 30, 1998. Income before cumulative effect of change in accounting principle was $19,617,000 and $32,433,000 for the three months and nine months ended September 30, 1999, compared to $10,154,000 and $20,700,000 for the three months and nine months ended September 30, 1998. The paragraphs that follow describe the results of operations in greater detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $980,000 or 7% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. For the nine months ended September 30, 1999, PNOI increased by $6,854,000 or 17% compared to the nine months ended September 30, 1998.

         PNOI and percentage leased by property type were as follows:


                                        Property Net Operating Income (PNOI)
                                   Three Months Ended            Nine Months Ended            Percentage
                                     September 30                  September 30,                Leased
                                  1999           1998           1999           1998             9-30-99
                                 (In thousands)
                               ------------ --------------- ------------- ---------------

         Industrial                $15,429          13,196        43,657          33,427         97%
         Other                         584           1,837         2,922           6,298
                               ------------ --------------- ------------- ---------------
              Total PNOI           $16,013          15,033        46,579          39,725
                               ============ =============== ============= ===============



     PNOI from industrial properties increased $2,233,000 and $10,230,000 for the three months and nine months ended September 30, 1999, compared to September 30, 1998. Industrial properties held throughout the three months and nine months ended September 30, 1999 compared to the same period in 1998 showed an increase in PNOI of 4.1% for the three months ended September 30, 1999 and 4.7% for the nine months ended September 30, 1999. The increase in PNOI from industrial properties resulted primarily from the 1998 and 1999 acquisitions, from an increase in same store property operations and from stabilized operations of 12 industrial development properties.

     PNOI from other properties decreased $1,253,000 and $3,376,000 for the three months and nine months ended September 30, 1999, compared to September 30, 1998. These decreases were primarily the result of the sale of the Columbia Place Office Building in December 1998, the sales of four apartment complexes in 1998 and the sale of the 8150 Leesburg Pike Office Building in July 1999.

     Total interest expense decreased $197,000 for the three months ended September 30, 1999 and increased $1,500,000 for the nine months ended September 30, 1999 compared to 1998. Average bank borrowings were $121,420,000 and $113,342,000 for the three months and nine months ended September 30, 1999, compared to $115,806,000 and $84,063,000 for the same period of 1998. Average bank borrowings increased primarily as a result of the Meridian acquisition in 1998, the acquisition of other industrial properties in 1999 and 1998 and increased new development costs. Bank interest rates at September 30, 1999 were 6.625% on $67,000,000, and 7.50% on $343,000. The bank interest rate at
September 30, 1998 was 7.045% (LIBOR plus 1.40%). Interest costs incurred during the period of construction of real estate properties are capitalized. The interest costs capitalized on real estate properties for the three months and nine months ended September 30, 1999 were $531,000 and $1,265,000 compared to $272,000 and $560,000 for the three months and nine months ended September 30, 1998. Interest expense on real estate properties increased primarily as a result of mortgages assumed in 1998 on Estrella and World Houston 1 & 2 and other mortgages assumed in the Meridian VIII merger, and from the issuance of the $47,000,000 mortgage loan with Metropolitan Life (discussed in Liquidity and Capital Resources)and assumption of the Kyrene Distribution Center mortgage. These increases were offset by the sales of Columbia Place Office Building, the Sutton House and Doral Club Apartments and the 8150 Leesburg Pike Office Building.

     Depreciation and amortization increased $580,000 and $3,040,000 for the three months and nine months ended September 30, 1999 compared to 1998. This increase was primarily due to the industrial properties acquired in both 1998 and 1999, offset by the sales of East Maricopa, 401 Exchange, four apartment complexes and Columbia Place Office Building during 1998; the sales of the 8150 Leesburg Pike Office Building and 2020 Exchange in 1999; and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in real estate held for sale).

     The increase in general and administrative expenses of $266,000 and $562,000 for the three months and nine months ended September 30, 1999 is primarily due to an increase in general and administrative costs due to growth of the Company.

     A summary of gains (losses) on real estate investments for the nine months ended September 30, 1999 and 1998 is detailed below.

                                                                                                     Recognized
                                                               Basis          Net Sales Price        Gain (Loss)
                                                                              (In thousands)

      1999
      Mortgage loans:
         Country Club-deferred gain                       $       (1,127)                  -              1,127
         Gainesville-deferred gain                                  (388)                (65)               323
         Country Club land purchase-leaseback                         500                500                  -
      Estelle land                                                    137                368                231
      LNH land                                                         19                137                118
      8150 Leesburg Pike Office Building                           13,919             28,095             14,176
      2020 Exchange                                                   867                999                132
      West Palm writedown                                             448                  -               (448)
      Other                                                             -                 (6)                (6)
                                                          ---------------- ------------------ -----------------
         Total                                            $        14,375             30,028             15,653
                                                          ================ ================== =================

                                                                                                     Recognized
                                                              Basis           Net Sales Price        Gain (Loss)
                                                                              (In thousands)

      1998
      Real estate properties:
          Hampton House Apartments                        $        5,977              6,611                 634
          Sutton House Apartments                                  7,696              9,453               1,757
          Doral Club Apartments                                    5,900              9,051               3,151
          401 Exchange                                               621                666                  45
          East Maricopa                                              630                630                   -
      LNH land                                                         9                 52                  43
      Jacksonville - deferred gain                                  (383)                 -                 383
      Other                                                          (73)                 -                  73
                                                          --------------- ------------------ -------------------
                                                          $       20,377             26,463               6,086
                                                          =============== ================== ===================


     NAREIT  has  recommended   supplemental   disclosures   concerning  capital
expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances.

     Capital expenditures for the nine months ended September 30, 1999 (by category) and September 30, 1998 are as follows:

                                                                     1999                                         1998
                                               -------------------------------------------------------- ------------------
                                                                                       Industrial
                                                Industrial      Other      Total      Development                Total
                                                                         (In thousands)
                                               ------------- --------- ---------- -------------------   ------------------
      Upgrade on Acquisitions                    $        804         -        804                -              1,785
      Major Renovation                                     49         -         49                -                318
      New Development                                     426         -        426           35,405             20,989
      Tenant Improvements:
         New Tenants                                    2,097       273      2,370                -              1,845
         New Tenants (first generation)                   312         -        312              366                685
         Renewal Tenants                                  381         9        390                -                748
      Other                                             1,765       109      1,874                                 467
                                                                                                  -
                                                 ------------- --------- ---------- ---------------- ------------------
           Total Capital Expenditures            $      5,834       391      6,225           35,771             26,837
                                                 ============= ========= ========== ================ ==================



     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the nine months ended September 30, 1999 (by category) and September 30, 1998 is as follows:

                                                                       1999                                 1998

                                                 ------------- --------- ---------- ----------------- -----------------
                                                                                       Industrial
                                                   Industrial   Other      Total      Development                Total
                                                                            (In thousands)
                                                 ------------- --------- ---------- ----------------- -----------------
      Capitalized Leasing Costs:
        New Tenants                                    $  706         9        715                31               852
        New Tenants (first generation)                     91         -         91               550               374
        Renewal Tenants                                   571         5        576                 -               907
                                                 ------------- --------- ---------- ----------------- -----------------
      Total Capitalized Leasing Costs                  $1,368        14      1,382               581             2,133
                                                 ============= ========= ========== ================= =================

      Amortization of Leasing Costs:                                        $1,110                                 778
                                                                         ==========                   =================



Liquidity and Capital Resources

     Net cash provided by operating activities was $35,624,000 for the nine months ended September 30,1999. The Company distributed $17,773,000 in common stock dividends and $3,349,000 in preferred stock dividends. Other sources of cash were collections on mortgage loan receivables, sales of properties, mortgage borrowings, bank borrowings and proceeds from the Series B preferred stock offering. Primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments, purchases of real estate investment trust shares and repurchase of common shares.

     Total debt at September 30, 1999 and 1998 was as follows:


                                                                             As of September 30,
                                                                       1999                    1998
                                                                             (In thousands)
                                                             ------------------------- ----------------------

          Mortgage Notes Payable - Fixed Rate                           $162,143                132,263
          Bank Notes Payable - Floating Rate                              67,343                126,148
                                                             ------------------------- ----------------------
               Total Debt                                               $229,486                258,411
                                                             ========================= =====================


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

     On January 13, 1999, the Company replaced the $50,000,000 and $100,000,000 bank lines with a new three-year $150,000,000 unsecured revolving credit facility with a group of ten banks. The interest rate is based on the Eurodollar rate and was 6.625% on September 30, 1999.

     Also on January 13, 1999, the Company obtained a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas. The interest rate is based on Chase Bank of Texas, National Association's Prime Rate less .75%.

     On March 1, 1999, the Company closed a $47,000,000, non-recourse first mortgage loan with Metropolitan Life. The note has an interest rate of 6.8%, 20-year amortization and a 10-year maturity. It is secured by six industrial properties in California: Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center, Dominguez Distribution Center, Walnut Business Center and Washington Distribution Center. The proceeds were used to reduce bank borrowings.

     During the third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. In September 1999, EastGroup's Board of Directors authorized the repurchase of an additional 500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. For the nine months ended September 30, 1999, the Company repurchased 404,100 shares for $6,815,000 and a total of 425,200 shares for $7,175,000 since September 30, 1998.

     On December 30, 1998, EastGroup sold $10 million in the first closing of our agreement to issue $70 million of Series B Preferred Stock to Five Arrows Realty Securities II, L.L.C. In September 1999, the Company sold the remaining $60 million to Five Arrows. Net proceeds from the sale of Series B Preferred were used to reduce bank borrowings.

     Budgeted capital expenditures and development for the year ending December 31, 1999 follow:

                                                    Capital Improvements                   Development
                                              Industrial       Other        Total              Total
                                             -------------- ------------ ------------    -------------------
     Upgrades on Acquisitions                       $  954            -          954                      -
     Major Renovation                                   49            -           49                      -
     New Development                                 1,091            -        1,091                 36,726
     Tenant Improvements:
         New Tenants                                 2,287          273        2,560                      -
         New Tenants-First Generation                  312            -          312                    366
         Renewal Tenants                               428            9          437
     Other                                           1,837          109        1,946                      -
                                             -------------- ------------ ------------    -------------------
                                                    $6,958          391        7,349                 37,092
                                             ============== ============ ============    ===================

     The Company anticipates that its current cash balance, operating cash flows and borrowings under the working capital line of credit will be adequate for the Company's (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) common share repurchases.

     Subsequent to September 30, 1999, EastGroup purchased the Altamonte Commerce Center (123,000 square feet) in Orlando for $4,165,000. Altamonte was constructed in 1980 and 1982 and consists of six buildings that are currently 96% leased to 42 tenants. This purchase was partially funded from the proceeds of the sale of the 8150 Leesburg Pike Office Building that was sold in third quarter 1999.

     The Company also purchased World Houston 11 land for development consisting of 7.34 acres for approximately $500,000.

     Also, subsequent to September 30, 1999, the Company has entered into contracts to purchase the following properties:

                                                                                                    Approximate
Property                                        Location                      Size                Purchase Price
-------------------------------------- --------------------------- ---------------------------- --------------------
                                            (In thousands)
Southeast Crossing Business Center     Memphis, Tennessee                      348,000 sq. ft.              $12,010
Land for Development                   Tampa, Florida                              19.0 acres                   400
Land for Development                   Orlando, Florida                            10.2 acres                 1,395
                                                                                                --------------------
                                                                                                            $13,805
                                                                                                ====================

     The Company has entered into a contract to sell the Borders property in Nashville, Tennessee for $21,514,000. This transaction would generate no significant gain or loss for financial reporting purposes. The Company plans to reinvest the sales proceeds in industrial properties. We anticipate the sale of this property to close in the fourth quarter of 1999; however, there can be no assurance that the sale will actually be completed.

     The Company has also entered into a contract to sell the 610 acres of Estelle land located in Jefferson Parish, Louisiana for $1,129,000. This transaction would generate a gain for financial reporting purposes of approximately $629,000. We anticipate the sale of this property to close in mid 2000; however, there can be no assurance that the sale will actually be completed.

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

     Regarding the Company's internal financial and management information systems, as part of the Company's ongoing capital improvements process, during the first quarter of 1999, the Company replaced the financial information and reporting system (which the vendor has represented to us is Y2K compliant) with a new, more efficient, information and reporting system designed to be Y2K compliant and which is also being used by our major external property managers. The cost of implementing this system was approximately $183,000, including some 1998 costs. The total cost has been capitalized and is being amortized over the estimated useful life of the asset.

     The Company has assessed Y2K compliance of its individual property engineering and mechanical systems through inquiry via questionnaire of its respective property managers. This was designed to identify any systems that may not be compliant early on to avert any major interruption in the provision of services to our tenants. Our questionnaire results indicated no material problems at our properties. In addition, during fourth quarter 1998, the Company sent correspondence to all tenants to determine how the Y2K issue is being addressed at the tenant level in an attempt to determine the impact on revenue, if any. Follow-up correspondence was sent during the third quarter of 1999. The response to this corespondence has indicated no material Y2K problems expected by our tenants.

     Additionally, the Company's compliance plan included the process of conducting inquiries of independent third party vendors and suppliers in order to determine if these third parties have Y2K problems and what contingency plans they have developed to deal with identified exposure. Based on the results of these inquiries and those of our property managers and tenants, we have identified no material unresolved Y2K issues. Nonetheless, we have formulated appropriate contingency plans to take necessary and feasible precautions against problems not within our control. These plans include short-term manual processing of transactions, the use of our property managers' information systems, and the use of alternative communication service providers.

     The Company is also continuing the process of reviewing its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process should be completed by November 1999 depending upon the timeliness of activities of independent third parties.

     The Company anticipates that total costs relating to Y2K compliance will have an immaterial impact on the Company's overall financial statements. In addition to the financial information and reporting system costs discussed above, the Company has incurred approximately $20,000 of Y2K-related costs through September 30, 1999.

Forward Looking Statements

     In addition to historical information, certain sections of this Quarterly Report on Form 10-Q contain forward-looking statements (those written in the future tense or statements that relate to the Company's expectations) within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25%. In addition, the Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas. The interest rate on the $10,000,000 note is based on Chase Bank of Texas, National Association's Prime Rate less .75%. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.

                             Oct-Dec
                               1999       2000       2001       2002       2003     Thereafter      Total     Fair Value
                            ----------- ---------- --------- ----------- --------- -------------- ----------- ------------

Fixed rate debt                 $  839     12,339     7,954      12,402     8,195        120,414     162,143      162,031
  (in thousands)
Average interest rate            7.93%       8.66%     7.77%       7.59%     8.33%          7.90%       8.03%

Variable rate debt
  (in thousands)                    -         343         -      67,000         -              -      67,343       67,343
Average interest rate               -        7.50%        -       6.625%        -              -        6.63%


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - 1999 Financial Data Schedule attached hereto.







                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 15, 1999

                              EASTGROUP PROPERTIES, INC.

                               /s/ N. Keith McKey
                              N. Keith McKey, CPA
                              Executive Vice President, Chief
                              Financial Officer and Secretary