Form 10-K
period 1999-12-31
EASTGROUP PROPERTIES INC
filed 2000-03-17
CIK 49600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-7094

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

                               YES (x) NO ( )

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          The  aggregate  market  value  of the  voting  stock  held  by non-affiliates  of the  Registrant  as of  March  8,  2000 was
          $316,410,717

          The number of shares of common stock, $.0001 par value, outstanding as of March 8, 2000 was 15,577,143

                       DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

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

Administration

         The Company is self-administered and maintains its principal executive offices in Jackson, Mississippi. As of March 8, 2000, EastGroup had 42 full-time and four part-time employees.

Current Operations

         EastGroup is a self-administered REIT focused on the ownership, acquisition and development of industrial properties in major Sunbelt markets throughout the United States. As of December 31, 1999, EastGroup's portfolio included industrial properties comprising approximately 16 million square feet of leasable space. As of December 31, 1999, the industrial portfolio was 97% leased.

         During 1999, EastGroup significantly expanded its industrial properties portfolio through 13 acquisitions in five states and purchase of the remaining 25% interest in Jetport Commerce and 56th Street, aggregating 1,651,000 square feet of leasable space for a total cost of approximately $57,672,000. Additionally, $45,846,000 was invested in industrial development projects, and capital improvements amounting to $9,397,000 were made on existing properties. In addition to direct property acquisitions, EastGroup also seeks to grow its portfolio through the acquisition of other public and private real estate companies and REITs. EastGroup invested $10,172,000 in stock of other REITs during the year. The recycling of capital has always been an important element of EastGroup's growth strategy. Through recycling, we are continually improving the physical quality and location of our properties and increasing the clustering of assets in our core submarkets. In 1999, the Company sold two industrial properties, one office building, two small parcels of land and a land purchase leaseback for net proceeds of $51,160,000 and gains for financial reporting purposes of approximately $14,360,000.

         The Company intends to continue to qualify as a REIT under the Code. Ordinary taxable income will continue to be paid to the stockholders. The Company has the option of (i) paying out capital gains to the stockholders with no tax to the Company, or (ii) paying a capital gains tax and retaining the gains on sales, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The book value of the property sold and the retained portion of capital gains, if any, are generally reinvested by the Company. Some of the factors considered in making these investments are type of property, location, current yield and potential for appreciation.

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

         EastGroup has no present intentions of underwriting securities of other issuers. The strategies and policies set forth above were determined and are subject to review by EastGroup's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its stockholders, which contain financial statements audited by the Company's independent public accountants.

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

ITEM 2.  PROPERTIES.

         The Company conducts its primary operations from approximately 11,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. In March 1998, EastGroup acquired Ensign Properties, Inc., an independent industrial developer in Orlando. This acquisition allowed EastGroup to become self-managed in all of its Florida markets. It also significantly increased the Company's development capability in Florida. In September 1998, EastGroup opened a western regional office based in Phoenix, Arizona. This office manages the Company's operations in Arizona and California that total over 5.1 million square feet of industrial space.

         At December 31, 1999, the Company did not own any single property that is 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

              SHARES OF COMMON STOCK MARKET PRICES AND DIVIDENDS

         The Company's shares of Common Stock are presently listed for trading on the New York Stock Exchange under the symbol "EGP." The following table shows the high and low share prices for each quarter reported by the New York Stock Exchange during the past two years and per share distributions paid for each quarter.

                           Calendar 1999                                        Calendar 1998
                           -------------                                        -------------
Quarter           High              Low     Distributions          High         Low      Distributions
-------           ----              ---     -------------          ------       ---      -------------
First             $19.13           15.38         $  .36            $22.13      19.44       $  .34
Second             21.88           15.81            .36             20.88      18.88          .34
Third              21.13           17.38            .38             21.88      16.31          .36
Fourth             18.81           16.25            .38             19.75      16.75          .36
                                                  ------                                     ------
                                                  $1.48                                      $1.40
                                                  ======                                     ======


         SHARES OF SERIES A PREFERRED STOCK MARKET PRICES AND DIVIDENDS

         The Company's shares of Series A 9.00% Cumulative Redeemable Preferred Stock are also listed for trading on the New York Stock Exchange and trade under the symbol "EGP PrA." The following table shows the high and low preferred share prices for each quarter reported by the New York Stock Exchange during the past two years and per share distributions paid for each quarter (no Preferred Shares were outstanding in the first quarter of 1998).


                           Calendar 1999                                       Calendar 1998
                           -------------                                       -------------

Quarter           High              Low       Distributions           High             Low        Distributions
-------           ----              ---       -------------           ----             ---       -------------

First           $ 25.25             22.25         $ .5625              N/A              N/A               N/A
Second            24.75             21.75           .5625             25.50            25.38              N/A
Third             24.50             22.25           .5625             25.50            23.50            .1625
Fourth            22.75             18.00           .5625             25.25            23.50            .5625
                                                  -------                                              ------
                                                  $2.2500                                              $.7250
                                                  =======                                              ======

         As of March 8, 2000, there were 1,315 holders of record of the Company's 15,577,143 outstanding shares of common stock. Approximately 91% of the Company's outstanding common shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple common stock owners. All of the $1.48 per common share total distributions paid in 1999 were taxable as ordinary income for federal income tax purposes. In 1998, of the $1.40 per common share total distributions paid, $1.36 per share was taxable as ordinary income for federal income tax purposes and $.04 per share represented a long-term 20% capital gain.

         As of March 8, 2000, there were 67 holders of record of the Company's 1,725,000 outstanding shares of Series A preferred stock. Approximately 97% of the Company's outstanding Series A preferred shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple preferred stock owners. All of the $2.25 per share Series A preferred stock distributions paid in 1999 and the $.725 per share distributions paid in 1998 were taxable as ordinary income for federal income tax purposes.

         SHARES OF SERIES B PREFERRED STOCK MARKET PRICES AND DIVIDENDS

         In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of up to 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible. In December 1998, the Company sold $10 million of the Series B Preferred Stock to Five Arrows and the remaining $60 million in September 1999. All of the $1.641 per share Series B distributions paid in 1999 were taxable as ordinary income for federal income tax purposes. No dividends were paid on the Series B preferred stock during 1998.

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                 Years Ended December 31,
                                       --------------------------------------------------------------------------
                                           1999           1998           1997           1996            1995
                                       -------------   -----------    -----------   -------------   -------------
                                                          (In thousands, except per share data)

OPERATING DATA:
Revenues
  Income from real estate operations       $ 83,320        74,312         49,791          37,143          28,386
  Interest                                    1,367         1,868          2,571           1,718           1,036
  Other                                       1,549           548          1,260             910             842
                                       -------------   -----------    -----------   -------------   -------------
                                            86,236        76,728         53,622          39,771          30,264
                                       -------------   -----------    -----------   -------------   -------------
  Operating expenses from
    real estate operations                   19,941        19,328         14,825          13,262          11,575
  Interest                                   17,688        16,948         10,551           8,930           6,287
  Depreciation and
    amortization                             20,178        16,574         10,409           7,759           5,613
  General and administrative                  4,580         3,822          2,923           2,356           2,180
                                       -------------   -----------    -----------   -------------   -------------
                                             62,387        56,672         38,708          32,307          25,655
                                       -------------   -----------    -----------   -------------   -------------

Income before minority interest
  and gain on investments                    23,849        20,056         14,914           7,464           4,609
Minority interests in
  joint ventures                                433           433            512             289             220
                                       -------------   -----------    -----------   -------------   -------------
Income before gains
  on investments                             23,416        19,623         14,402           7,175           4,389
Gain on real estate investments              15,357         9,713          6,377           5,334           3,322
                                       -------------   -----------    -----------   -------------   -------------
Income before cumulative effect
  of change in accounting principle          38,773        29,336         20,779          12,509           7,711
Cumulative effect of change in
  accounting principle                          418             -              -               -               -
                                       -------------   -----------    -----------   -------------   -------------
Net income                                   38,355        29,336         20,779          12,509           7,711
Preferred dividends-Series A                  3,880         2,070              -               -               -
Preferred dividends-Series B                  2,246             -              -               -               -
                                       -------------   -----------    -----------   -------------   -------------
Net income available to
  common shareholders                      $ 32,229        27,266         20,779          12,509           7,711
                                       =============   ===========    ===========   =============   =============


BASIC PER SHARE DATA:
  Net income available to
    common shareholders                      $ 2.01          1.67           1.58            1.44            1.22
  Weighted average number of
    shares outstanding                       16,046        16,283         13,176           8,677           6,338
DILUTED PER SHARE DATA:
  Net income available to
    common shareholders                      $ 1.99          1.66           1.56            1.43            1.21
  Weighted average number of
    shares outstanding                       17,362        16,432         13,338           8,749           6,362
OTHER PER SHARE DATA:
   Book value (at end of
      year)                                 $ 16.47         16.12          15.88           13.78           13.06
   Common distributions declared               1.48          1.40           1.34            1.28            1.23
   Common distributions paid                   1.48          1.40           1.34            1.28            1.23


                                       7

                                                                 Years Ended December 31,
                                             1999            1998           1997           1996           1995
                                       --------------  -------------  -------------  -------------  -------------
                                                         (In thousands, except per share data)
OTHER DATA:
Funds from operations:
  Net income                                $ 38,355         29,336         20,779         12,509          7,711
  Preferred dividends-Series A                (3,880)        (2,070)             -              -              -
  Convertible preferred dividends-Series B    (2,246)             -              -              -              -
                                       --------------  -------------  -------------  -------------  -------------

  Net income available to
    common shareholders                       32,229         27,266         20,779         12,509          7,711
    Add:
    Depreciation and amortization             20,178         16,574         10,409          7,759          5,613
    Real estate investment trust
      dividends received (equity method)           -              -              -             77            182
    Cumulative effect of change in
      accounting principle (1)                   418              -              -              -              -
    Convertible preferred dividends-Series B   2,246              -              -              -              -
    Limited partnership units                     48              -              -              -              -
    Deduct:
    Gains on investments, net                (15,357)        (9,713)        (6,377)        (5,340)        (3,322)
    Equity in earnings of real
      estate investment trust                      -              -              -            (43)          (203)
    Other                                       (241)          (324)          (284)          (142)          (134)
                                       --------------  -------------  -------------  -------------  -------------

Funds from operations (2)                   $ 39,521         33,803         24,527         14,820          9,847
                                       ==============  =============  =============  =============  =============

Cash flows provided by (used in):
  Operating activities                      $ 46,750         29,393         23,685         13,996          9,746
  Investing activities                       (68,871)      (123,592)       (79,959)          (577)        (5,721)
  Financing activities                        21,994         95,685         57,134        (13,007)        (4,300)

BALANCE SHEET DATA (AT END
  OF YEAR):
  Real estate investments, at cost (3)     $ 649,754        582,565        419,857        292,620        162,400
  Real estate investments, net of
    accumulated depreciation and
    allowance for losses (3)                 598,175        539,729        387,545        269,058        143,194
  Total assets                               632,151        567,548        413,127        281,455        157,955
  Mortgage, bond and bank
    loans payable                            243,665        236,816        147,150        129,078         71,562
  Total liabilities                          262,839        251,524        155,812        136,129         75,055
  Total shareholders' equity                 369,312        316,024        257,315        145,326         82,900



(1) Represents previously capitalized start-up and organizational costs that were expensed on January 1, 1999 in accordance with the requirements of Statement of Position 98-5.

(2) EastGroup defines funds from operations ("FFO"), consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net income (loss)(computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with standards established by EastGroup, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

(3) Does not include a 50% controlled joint venture investment of $4,367,000 at December 31, 1996 that was sold in 1997, or the $500,000 land purchase-leaseback sold in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

     Assets of EastGroup were $632,151,000 at December 31, 1999, an increase of $64,603,000 from December 31, 1998. Liabilities (excluding minority interests) increased $11,678,000 to $260,499,000; minority interests decreased $363,000 to $2,340,000; and stockholders' equity increased $53,288,000 to $369,312,000 during the same period. Book value per common share increased from $16.12 at December 31, 1998 to $16.47 at December 31, 1999.

     Industrial properties increased $73,411,000 during the year ended December 31, 1999 as compared to 1998. This increase was primarily due to the acquisition of 13 industrial properties for $55,869,000 and the purchase of the remaining 25% interest in Jetport Commerce and 56th Street for $1,803,000 for a total of $57,672,000 (as detailed below), capital improvements of $8,945,000 made on existing and acquired properties and the transfer of eight industrial properties from industrial development with total costs of $36,048,000. These increases were offset by the transfer of four industrial properties to real estate held for sale with costs of $29,254,000.

Industrial Properties Acquired in 1999                                 Size         Date Acquired       Cost
                                          Location                  (Square Feet)                     (In thousands)
------------------------------------ ------------------------ ----------------- ----------------- -------------------
Central Green                        Houston, Texas                     84,000          01-07-99             $ 4,600
Blue Heron                           West Palm Beach,Florida           110,000          01-15-99               4,617
Rojas Commerce Park                  El Paso, Texas                    172,000          06-11-99               4,570
Yosemite Distribution Center         Milpitas, California              102,000          07-09-99               7,344
Jetport Commerce Center and
    56th Street (25% interest)       Tampa, Florida                    100,000(1)       07-09-99               1,803
Interstate Commons Center            Phoenix, Arizona                  136,000          07-20-99               4,430
Meadows Industrial                   Tampa, Florida                     30,000          08-06-99               1,913
Jetport 517 & 518                    Tampa, Florida                     64,000          08-06-99               2,718
LeTourneau Center of Commerce        Tampa, Florida                     88,000          08-06-99               1,612
Fairmont Distribution Center         Tempe, Arizona                     19,000          08-23-99                 948
Kyrene Distribution Center           Tempe, Arizona                     70,000          09-16-99               2,898
Altamonte Commerce Center            Orlando, Florida                  123,000          10-01-99               4,170
Southpointe Distribution Center      Tucson, Arizona                   205,000          11-19-99               3,981
Southeast Crossing Business Center   Memphis, Tennessee                348,000          12-23-99              12,068
                                                                                                  -------------------
      Total Industrial Acquisitions                                                                          $57,672
                                                                                                  ===================


(1) Represents 25% of total square footage (100% of properties amounts to 400,000 square feet).

         Industrial development increased $9,798,000 during the year ended December 31, 1999. This increase resulted primarily from development costs of $45,846,000 on existing and completed development properties, offset by costs of $36,048,000 on completed development properties transferred to industrial properties, as detailed below.


                                                                         Costs Incurred
                                                              -------------------------------------
                                                Size at         For the Twelve
                                              Completion            Months         Cumulative As        Estimated
                                             (Square Feet)      Ended 12/31/99      Of 12/31/99      Total Costs (1)
------------------------------------------ ------------------ ------------------------------------- -------------------
                                                                                   (In thousands)
Lease-Up:
  John Young II
    Orlando, Florida                                  47,000              $1,897             2,562               2,938
  Rampart Distribution Center III
    Denver, Colorado                                  92,000               2,581             4,754               5,920
  Sample 95 II
    Pompano, Florida                                  70,000               2,490             3,501               3,779
  Chestnut Business Center
    City of Industry, California                      75,000               2,680             4,354               5,487
  Westlake I
    Tampa, Florida                                    70,000               2,691             4,302               4,729
  Palm River North I
    Tampa, Florida                                    96,000               4,602             4,711               5,287
  Glenmont I
    Houston, Texas                                   108,000               2,738             3,674               4,065
  Main Street
    Carson, California                               106,000               3,982             3,983               5,669
                                           ------------------ ------------------- ----------------- -------------------
Total Lease-up                                       664,000              23,661            31,841              37,874
                                           ------------------ ------------------- ----------------- -------------------

Under Construction:
  World Houston 11
    Houston, Texas                                   126,000                 586               586               5,455
                                           ------------------ ------------------- ----------------- -------------------
Total Under Construction                             126,000                 586               586               5,455
                                           ------------------ ------------------- ----------------- -------------------
Prospective Development:
Phoenix, Arizona                                     123,000                 960               960               6,200
Tampa, Florida                                       366,000                 134               821              17,578
Orlando, Florida                                     116,000               1,272             1,272               5,568
Houston, Texas                                       110,000                   -                 -               3,700
                                           ------------------ ------------------- ----------------- -------------------
Total Prospective Development                        715,000               2,366             3,053              33,046
                                           ------------------ ------------------- ----------------- -------------------
                                                   1,505,000             $26,613            35,480              76,375
                                           ================== =================== ================= ===================
Completed Development and
Transferred to Industrial
Properties During Twelve
Months Ended December 31, 1999:
  Airport Commerce Center
    Tampa, Florida                                   108,000              $4,198             5,584
  World Houston 9
    Houston, Texas                                   155,000               4,144             5,160
  Premier Beverage
    Tampa, Florida                                   222,000               6,827             7,235
  Westside Expansion
    Jacksonville, Florida                             35,000                 673               673
  World Houston 7 & 8
    Houston, Texas                                   166,000               2,934             7,622
  Walden Distribution Center II
    Tampa, Florida                                   122,000                  62             4,252
  Sunbelt Distribution Center II
    Orlando, Florida                                  61,000                 113             2,325
  John Young
    Orlando, Florida                                  51,000                 282             3,197
                                           ------------------ ------------------- -----------------
Total Transferred to Industrial                      920,000             $19,233            36,048
                                           ================== =================== =================

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.

         Other real estate properties decreased by $8,843,000 as a result of the transfer of one apartment complex to real estate held for sale with a cost of $8,984,000, offset by capital improvements of $141,000.

          Real estate held for sale decreased $7,569,000 primarily due to the sales of two industrial properties, one office building, two parcels of land and a land purchase leaseback with total costs of $45,670,000. Also, one property in held for sale was written down by $448,000. These decreases were offset by capital improvements of $311,000 and the reclassifications of five properties to real estate held for sale with total costs of $38,238,000.

         Accumulated depreciation on real estate properties and real estate held for sale increased $8,743,000 due to depreciation expense of $18,640,000, offset by the sale of three properties with total accumulated depreciation of $9,897,000.

         Mortgage loans receivable decreased $108,000 during 1999 as a result of principal payments of $2,000 and the repayment of $10,137,000 on seven mortgage loans receivable. These decreases were offset by amortization of loan discounts of $330,000, recognition of deferred gains of $1,515,000 on the payoff of the Country Club and Gainesville mortgage notes receivable, the issuance of three new notes receivable for a total of $8,137,000 and an increase of $49,000 on one note.

         Investments in real estate investment trusts increased from $5,737,000 at December 31, 1998 to $15,708,000 at December 31, 1999 primarily as a result of purchases of other real estate investment trust shares for $10,172,000 and unrealized gains of $61,000. These increases were offset by the sales of other real estate investment trust shares with a cost basis of $262,000.

     Other assets decreased $3,187,000 during 1999 compared to 1998 primarily as a result of a net reduction in cash escrows for 1031 exchange properties, reclassification of prepaid costs for the Series B Preferred Stock offering to additional paid in capital when additional shares were funded in September 1999, write-off of organization costs accounted for as a cumulative effect of a change in accounting principle in 1999 and refund of the good faith deposit paid in 1998 relating to the $47,000,000 Metropolitan Life loan obtained in March 1999. These decreases and others were offset by increases in unamortized leasing commissions and loan costs and increases in receivables and other costs.

     Mortgage notes payable increased $26,171,000 during 1999, as a result of the Company's new $47,000,000, nonrecourse first mortgage loan with Metropolitan Life and a $1,103,000 note assumed on the Kyrene Distribution Center acquisition, offset by loan payoffs of $18,199,000 on the Interstate Distribution Center, West Palm Distribution Centers, 8150 Leesburg Pike Office Building, and Waldenbooks/Borders Distribution Center mortgages, and regularly scheduled principal payments of $3,733,000.

         Notes payable to banks decreased $19,322,000 during 1999 as a result of payments of $316,548,000 offset by borrowings of $297,226,000. The Company's new credit facilities, which replaced the $100,000,000 acquisition line and the $50,000,000 working capital line at December 31, 1998, are described in greater detail under Liquidity and Capital Resources.

         Unrealized gain on securities increased $61,000 as a result of an increase in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings increased from $18,076,000 at December 31, 1998 to $26,654,000 at December 31, 1999, as a result of net income available to common shareholders for financial reporting purposes of $32,229,000 exceeding dividends on common stock of $23,651,000.

         In September 1999, the Company sold $60,000,000 of Series B 8.75% Cumulative Convertible Preferred Stock to Five Arrows Realty Securities II, L.L.C. for $24.50 per share, net of a 2% discount per share. For a more detailed discussion of this issue, see Note 7 in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1999 Compared to 1998

         Net income available to common shareholders for 1999 was $32,229,000 ($2.01 per basic share and $1.99 per diluted share) compared to net income in 1998 of $27,266,000 ($1.67 per basic share and $1.66 per diluted share). Income before gains on investments was $23,416,000 in 1999 compared to $19,623,000 in 1998. Gains on investments were $15,357,000 in 1999 compared to $9,713,000 in 1998. Income before cumulative effect of change in accounting principle was $38,773,000 in 1999 compared to $29,336,000 in 1998. Cumulative effect of change in accounting principle was $418,000 for 1999 and zero for 1998. The paragraphs that follow describe the results of operations in greater detail.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $8,395,000 or 15.27% for 1999, compared to 1998. PNOI and percentage leased by property type were as follows:

                                                              PNOI
                                                           Years Ended                   Percent
                                                           December 31,                  Leased
                                                     1999               1998     12-31-99    12-31-98
                                                     ----               ----     --------    --------
                                                            (In thousands)

                  Industrial                         $59,954            47,003      97%         98%
                  Other                                3,425             7,981
                                                     -------            ------
                  Total PNOI                         $63,379            54,984
                                                     =======            ======

         PNOI from industrial properties increased $12,951,000 for 1999 compared to 1998. Industrial properties held throughout 1999 and 1998 showed an increase in PNOI of 5.8% for 1999. The increase in PNOI from industrial properties resulted primarily from the 1998 and 1999 acquisitions, from an increase in same store property operations and from stabilized operations of 13 industrial development properties.

         PNOI from other properties decreased $4,556,000 for 1999 compared to 1998. This decrease was primarily the result of the sale of the Columbia Place Office Building in December 1998, the sales of four apartment complexes in 1998 and the sale of the 8150 Leesburg Pike Office Building in July 1999.

         Interest income on mortgage loans decreased $581,000 for 1999 compared to 1998. The following is a breakdown of interest income for the year ended December 31, 1999 compared to 1998:

                                                                    Years Ended December 31,
                                                                      1999               1998
                                                                      ----               ----
        Interest income from:                                            (In thousands)
                                                              -----------------   -----------------
          Industrial mortgage loans                                    $ 348               -
          Land mortgage loans                                            588             886
          Apartment mortgage loans                                       143             556
          Motel mortgage loans                                            41             174
          Other mortgage loans                                             3              88
                                                              ----------------      ---------------
                                                                      $1,123           1,704
                                                              ================      ===============

         Interest income from industrial mortgages in 1999 is due to the issuance of two new notes for industrial properties. One of the properties was acquired in the first quarter of 2000, and the mortgage note was repaid. On the other note, EastGroup has the option to purchase the property that is collateralizing the note. Land mortgage interest decreased due to the repayment of the West Houston note in mid-1999. Apartment and motel mortgage interest decreased as a result of the repayment of these loans in early 1999. Other mortgage interest decreased due to the repayment of one loan.

         Other revenues increased $1,001,000 in 1999 compared to 1998 primarily as a result of an increase in dividends on real estate investment trusts shares owned by EastGroup.

         Bank interest expense increased $444,000 from $6,668,000 in 1998 to $7,112,000 in 1999. Average bank borrowings were $104,335,000 in 1999 compared to $94,488,000 in 1998 with average interest rates of 6.82% in 1999 compared to 7.06% in 1998. Average bank borrowings increased primarily as a result of the Meridian acquisition and the acquisition and development of industrial properties. Bank interest rates at December 31, 1999 were 7.50% on $77,000,000, 7.44% on $8,000,000 and 7.75% on $10,000,000. The bank interest rate at December 31, 1998 was 6.96%. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for 1999 were $1,834,000 compared to $822,000 for 1998.

         Interest expense on real estate properties increased $1,308,000 from $11,102,000 in 1998 to $12,410,000 in 1999, primarily as a result of mortgages assumed in 1998 on Estrella and World Houston 1 & 2 and other mortgages assumed in the Meridian VIII merger, and from the issuance of the $47,000,000 mortgage loan with Metropolitan Life (discussed in Liquidity and Capital Resources) and assumption of the Kyrene Distribution Center mortgage. These increases were offset by the sales of Columbia Place Office Building, the Sutton House and Doral Club Apartments, the 8150 Leesburg Pike Office Building, and the Waldenbooks/Borders Distribution Center.

         Depreciation and amortization increased $3,604,000 in 1999 compared to 1998. This increase was primarily due to the industrial properties acquired in both 1998 and 1999, offset by the sales of several properties in 1998 and 1999, and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in real estate held for sale).

         The increase in general and administrative expenses of $758,000 for the year ended December 31, 1999 is primarily due to an increase in general and administrative costs due to growth of the Company.

         In 1999, the Company recognized gains of $15,357,000 consisting primarily of the sale of three properties, two parcels of land and a land purchase leaseback, a write-down of one property and the recognition of other deferred gains. In 1998, the Company recognized gains of $9,713,000 consisting primarily of the sale of eight properties and the recognition of other deferred gains. See Note 2 of the Consolidated Financial Statements for details of these sales.

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. Capital expenditures for the years ended December 31, 1999 and 1998 by category are as follows:

                                                              1999 Capital Improvements
                                              ------------------------------------------------------------
                                                                            Industrial                       1998
                                               Industrial      Other        Development        Total         Total
                                              ------------- ------------- ---------------- --------------- ----------
                                                                          (In thousands)

      Upgrade on Acquisitions                      $ 2,288             -                -           2,288      2,555
      Major Renovation                                  49             -                -              49        793
      New Development                                  772             -           44,431          45,203     24,072
      Tenant improvements:
         New Tenants                                 2,802           274                -           3,076      2,100
         New Tenants (first generation)                204             -            1,415           1,619      1,657
         Renewal Tenants                               484             9                -             493      1,307
      Other                                          2,360           155                -           2,515        570
                                              ------------- ------------- ---------------- --------------- ----------
         Total Capital Expenditures                $ 8,959           438           45,846          55,243     33,054
                                              ============= ============= ================ =============== ==========

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 1999 and 1998 is as follows:

                                                        1999 Capitalized Leasing Costs
                                        ----------------------------------------------------------------
                                                                          Industrial                        1998
                                            Industrial        Other       Development        Total         Total
                                        ------------------- ----------- ---------------- --------------- -----------
                                                                      (In thousands)

Capitalized leasing costs:
  New Tenants                                       $1,032           9                -           1,041       1,465
  New Tenants (first generation)                        80           -            1,137           1,217         246
  Renewal Tenants                                    1,007           5                -           1,012       1,130
                                        ------------------- ----------- ---------------- --------------- -----------
                                                    $2,119          14            1,137           3,270       2,841
                                        =================== =========== ================ =============== ===========

Amortization of leasing costs                                                                    $1,538       1,072
                                                                                         =============== ===========


         Rental   income  from  real  estate   operations  is  recognized  on  a
straight-line basis.

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

         PNOI from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $20,018,000 or 57.25% for 1998, compared to 1997. PNOI and percentage leased by property type were as follows:

                                                              PNOI
                                                           Years Ended                         Percent
                                                           December 31,                        Leased
                                                     1998               1997            12-31-98    12-31-97
                                                     ----               ----            --------    --------
                                                            (In thousands)
                  Industrial                         $47,003           25,080               98%         97%
                  Office Buildings                     4,856            5,735              100%        100%
                  Other                                3,125            4,151               99%         94%
                                                     ---------         ------
                  Total PNOI                         $54,984           34,966
                                                     =======           ======

         PNOI from industrial properties increased $21,923,000 for 1998 compared to 1997. Industrial properties held throughout the year showed an increase in PNOI of 4.8% for 1998. The increase in PNOI from industrial properties resulted primarily from the 1997 and 1998 acquisitions and from an increase in same store property operations. Of the increase in PNOI relating to acquisitions, $6,121,000 was attributable to the Meridian acquisition in 1998, $4,081,000 was attributable to other acquisitions in 1998, and $9,416,000 was attributable to 1997 acquisitions.

         PNOI from the Company's office buildings decreased $879,000 for 1998 compared to 1997. This decrease was primarily the result of the sale of the Santa Fe Office Building in July 1997 and the Columbia Place Office Building in December 1998. Office properties held throughout the year showed an increase in PNOI of 9.6% compared to 1997.

         PNOI from the Company's other properties decreased $1,026,000 for 1998 compared to 1997. This decrease is primarily attributable to the sale of three apartment complexes in 1998. Other properties held throughout the year showed an increase in PNOI of 19.6%.

         Interest income on mortgage loans decreased $309,000 for 1998 compared to 1997. The following is a breakdown of interest income for the year ended December 31, 1998 compared to 1997:

                                                                    Years Ended December 31,
                                                                      1998               1997
                                                                      ----               ----
        Interest income from:                                            (In thousands)
                                                              -------------------------------------
          Land mortgage loans                                          $ 886              915
          Apartment mortgage loans                                       556              533
          Motel mortgage loans                                           174              364
          Other mortgage loans                                            88              201
                                                              ----------------       ---------------
                                                                      $1,704            2,013
                                                              ================       ===============

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

         Interest expense increased $6,397,000 from 1997 to 1998. Average bank borrowings were $94,488,000 in 1998 compared to $11,155,000 in 1997 with average interest rates of 7.06% in 1998 compared to 7.55% in 1997. Average bank borrowings increased primarily as a result of the Meridian acquisition and the acquisition of other industrial properties. Bank interest rates at December 31, 1998 and 1997 were 6.96% (LIBOR plus 1.40%) and 7.49% (LIBOR plus 1.50%), respectively. Interest cost incurred during the period of construction of real estate properties is capitalized. The interest cost capitalized on real estate properties for 1998 was $822,000 compared to $401,000 for 1997. Interest expense on real estate properties increased primarily as a result of mortgages assumed in 1997 on Southbay, and on mortgages assumed in 1998 on Estrella, World Houston 1 & 2 and Meridian VIII merger discussed previously.

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

         NAREIT has recommended supplemental disclosures concerning capital expenditures and leasing costs. The Company expenses apartment unit turnover costs such as carpet, painting and small appliances. Capital expenditures for the years ended December 31, 1998 and 1997 by category are as follows:

                                                                 1998 Capital Improvements
                                               -----------------------------------------------------------
                                                                            Industrial                       1997
                                               Industrial      Other        Development        Total         Total
                                              ------------- ------------- ---------------- --------------- ----------
                                                                          (In thousands)
      Upgrade on Acquisitions                       $2,555             -                -           2,555        742
      Major Renovation                                 793             -                -             793        105
      New Development                                  165             -           23,907          24,072     14,053
      Tenant improvements:
         New Tenants                                 1,701           399                -           2,100      2,187
         New Tenants (first generation)                 53             -            1,604           1,657        883
         Renewal Tenants                             1,200           107                -           1,307        383
      Other                                            315           255                -             570        988
                                              ------------- ------------- ---------------- --------------- ----------
         Total Capital Expenditures                 $6,782           761           25,511          33,054     19,341
                                              ============= ============= ================ =============== ==========


         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 1998 and 1997 is as follows:


                                                        1998 Capitalized Leasing Costs
                                        ----------------------------------------------------------------
                                                                          Industrial                        1997
                                            Industrial        Other       Development        Total         Total
                                        ------------------- ----------- ---------------- --------------- -----------
                                                                      (In thousands)

Capitalized leasing costs:
  New Tenants                                       $1,348         117                -           1,465       1,247
  New Tenants (first generation)                        53           -              193             246         324
  Renewal Tenants                                    1,130           -                -           1,130         514
                                        ------------------- ----------- ---------------- --------------- -----------
                                                    $2,531         117              193           2,841       2,085
                                        =================== =========== ================ =============== ===========

Amortization of leasing costs                                                                    $1,072         718
                                                                                         =============== ===========


NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Unamortized organization costs were written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle. Note 12 of the Notes to the Consolidated Financial Statements presents the cumulative effect of the change in accounting principle on basic and diluted earnings per share for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $46,750,000 for the year ended December 31, 1999. Other sources of cash were collections on mortgage loan receivables, sales of real estate investments, mortgage borrowings, bank borrowings and proceeds from the Series B preferred stock offering. The Company distributed $23,651,000 in common and $4,594,000 in preferred stock dividends. Other uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments, purchases of real estate investment trust shares and repurchase of common shares. Total debt at December 31, 1999 and 1998 was as follows:

                                                              December 31,
                                                         1999            1998
                                                         ----            ----
                                                             (In thousands)
         Mortgage notes payable - fixed rate         $148,665          122,494
         Bank notes payable - floating rate            95,000          114,322
                                                     --------          -------
           Total debt                                $243,665          236,816
                                                     ========          =======

         On January 13, 1999, the Company replaced its $50,000,000 and $100,000,000 bank lines with a new three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that is due to expire in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 7.50% on $77,000,000 and 7.44% on $8,000,000 at December 31, 1999. An unused line fee of
 .25% is also assessed on this note.

         Also on January 13, 1999, the Company obtained a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that was due to expire in January 2000. This loan was amended in January 2000 to reflect a new maturity of January 2001. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 7.75% at December 31, 1999. The balance at December 31, 1999 was $10,000,000.

         On November 29, 1999, the Company obtained a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are by agreement between the Company and Chase. At December 31, 1999, the outstanding balance for this loan was zero.

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

         During  the  third  quarter  1998,   EastGroup's   Board  of  Directors
authorized the repurchase of up to 500,000 shares of its outstanding common stock. In September 1999, EastGroup's Board of Directors authorized the repurchase of an additional 500,000 shares of its outstanding common stock and an additional 500,000 shares in December 1999. The shares may be purchased from time to time in the open market or in privately negotiated transactions. For the year ended December 31, 1999, the Company repurchased 796,600 shares for $13,621,000 and a total of 817,700 shares for $13,980,000 (an average of $17.10 per share) since September 30, 1998.

         On December 30, 1998, EastGroup sold $10 million in the first closing of our agreement to issue $70 million of Series B Preferred Stock to Five Arrows Realty Securities II, L.L.C. In September 1999, the Company sold the remaining $60 million to Five Arrows. Net proceeds from the sale of Series B Preferred were used to reduce bank borrowings.

         Budgeted capital expenditures and development for the year ending December 31, 2000 follow:

                                                                          Capital Improvements
                                                      ---------------------------------------------------------
                                                                                    Industrial
                                                        Industrial      Office      Development       Total
                                                      ---------------- ---------- ---------------- ------------
                                                                           (in thousands)
         Upgrades on Acquisitions                              $1,108          -                -        1,108
         Major Renovation                                         764          -                -          764
         New Development                                            -          -           45,895       45,895
         Tenant Improvements:
             New Tenants                                        2,541        160                -        2,701
             New Tenants-First Generation                         170          -              480          650
             Renewal Tenants                                    1,168          -                -        1,168
         Other                                                  1,695        126                -        1,821
                                                      ---------------- ---------- ---------------- ------------
                                                               $7,446        286           46,375       54,107
                                                      ================ ========== ================ ============

         The Company anticipates that its current cash balance, operating cash flows, and borrowings under the working capital line of credit will be adequate for the Company's (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) common share repurchases.

         Subsequent to December 31, 1999, EastGroup purchased the Wilson Distribution Center (56,000 square feet) in Tempe, Arizona for $2,500,000.

         Also, subsequent to December 31, 1999, the Company has entered into contracts to purchase the following properties:

                                                                                                   Approximate
Property                                                Location                 Size             Purchase Price
------------------------------------------------ ----------------------- ---------------------- --------------------
                                                                                                  (In thousands)
Founders Business Center                         El Paso, Texas              77,000 sq. ft               $2,360
Sunport Center Land for Development              Orlando, Florida              19.65 acres                2,774
                                                                                                --------------------
                                                                                                         $5,134
                                                                                                ====================

     In addition, EastGroup has a contract to sell the LeTourneau Center of Commerce (88,000 square feet) in Tampa, Florida for approximately $1,650,000. The proceeds of this sale are expected to be reinvested in industrial properties through new acquisitions. This transaction is expected to generate a small gain for financial reporting purposes.

     On February 10, 2000, Franklin Select Realty Trust announced the closing of the sale of all of the company's real estate assets for an aggregate purchase price of $131.5 million, less existing project debt assumed by the buyer of approximately $26.5 million. Pursuant to the plan of liquidation recently approved by Franklin's shareholders, Franklin's board of directors declared an initial liquidating distribution of $7.11 per share, which was paid to shareholders and received by EastGroup on March 10, 2000. Thereafter, the company will continue to wind up its affairs pursuant to the plan of liquidation. It is expected that Franklin's shareholders will receive a final liquidating distribution before the end of 2000, subject, however, to final court approval of settlements of pending litigation. The total basis of EastGroup's Franklin shares was used in computing the gain on the March 10, 2000 transaction. The amount of any final distributions paid to EastGroup, minus certain transaction expenses, will be additional gain.

INFLATION

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

YEAR 2000 ISSUE

         During 1998 and 1999, the Company addressed the potential computer program and other related problems resulting from the arrival of Year 2000
(Y2K). The Company established a Y2K compliance review process to assess the impact on its internal financial and management information systems and property mechanical operations systems, as well as the potential impact on the Company from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties").

         Regarding the Company's internal financial and management information systems, as part of the Company's ongoing capital improvements process, during the first quarter of 1999, the Company replaced the financial information and reporting system (which the vendor has represented to us is Y2K compliant) with a new, more efficient, information and reporting system designed to be Y2K compliant and which is also being used by our major external property managers. The cost of implementing this system was approximately $183,000. The total cost has been capitalized and is being amortized over the estimated useful life of the asset.

         The Company also assessed the Y2K compliance of its individual property engineering and mechanical systems through inquiry via questionnaire of its respective property managers. This was designed to identify any systems that may not be compliant early on to avert any major interruption in the provision of services to our tenants.

         The Company has not experienced any material Y2K problems. In addition to the financial information and reporting system costs discussed above, the Company incurred approximately $20,000 of Y2K-related costs through December 31, 1999 and does not expect any significant costs in 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt maturities. This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc. The interest rate is based on the Eurodollar rate plus 1.25%. In addition, the Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas. The interest rate on the $10,000,000 note is based on Chase Bank of Texas, National Association's Prime Rate less .75%. Also, the Company obtained a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas in late 1999, but the balance at December 31, 1999 was zero. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.

                               2000       2001       2002       2003      2004      Thereafter       Total      Fair Value
                            ----------- ---------- ---------- --------- --------- --------------- ------------ -------------
Fixed rate debt                $12,077      7,729     12,159     7,932     8,651       100,117      148,665       142,716
   (in thousands)
Average interest rate            8.67%      7.77%      7.59%     8.34%     8.21%         7.77%        8.06%
Variable rate debt
  (in thousands)                10,000          -     85,000         -         -             -       95,000        95,000
Average interest rate            7.75%          -      7.49%         -         -             -        7.52%

     As the table above incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Forward Looking Statements

         In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant's Consolidated Balance Sheets as of December 31, 1999 and 1998, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Index to Financial Statements:
                                                                                                         Page
(a)      (1)      Consolidated Financial Statements:
                    Independent Auditors' Report                                                          24
                    Consolidated Balance Sheets - December 31, 1999 and 1998                              25
                    Consolidated Statements of Income - Years ended December
                       31, 1999, 1998 and 1997                                                            26
                    Consolidated Statements of Changes in Stockholders' Equity-
                       Years ended December 31, 1999, 1998 and 1997                                       27
                    Consolidated Statements of Cash Flows - Years ended December
                       31, 1999, 1998 and 1997                                                            28
                    Notes to Consolidated Financial Statements                                            29
         (2)      Consolidated Financial Statement Schedules:
                     Schedule III - Real Estate Properties and Accumulated
                     Depreciation                                                                         50
                     Schedule IV - Mortgage Loans on Real Estate                                          53

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the notes to the consolidated financial statements.

     (3) Form 10-K Exhibits
          (a) Articles of Incorporation (incorporated by reference to Appendix
              B to the Registrant's Proxy Statement dated April 24, 1997).
          (b) Bylaws of the Registrant (incorporated by reference to Appendix
              C to the Registrant's Proxy Statement dated April 24, 1997).
          (c) Articles  Supplementary  of the Company  relating to the 9.00%
              Series A Cumulative Redeemable Preferred Stock of the Company (incorporated by reference to the Company's Form 8-A filed June 15, 1998).
          (d) Articles  Supplementary  of  the  Company  relating  to the
              Series   B   Cumulative    Convertible    Preferred   Stock
              (incorporated by reference to the Company's Form 8-K filed on October 1, 1998).
          (e) Articles Supplementary of the Company relating to the Series C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).
          (f) Certificate of Correction to Articles Supplementary with respect to Series B Cumulative Convertible Preferred Stock (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998).

     (10) Material Contracts:
          (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).
          (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's proxy statement dated April 26, 1994).*
          (c) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey)(incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*

          (d) Form of Change in Control  Agreement  that  Registrant has entered into with certain executive officers (Jann W. Puckett) (incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
          (e) Purchase   Agreement  for  Jacksonville  and  New  Orleans
              Properties (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 24,
              1997).
          (f) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
          (g) Operating  Agreement  dated September 25, 1998 between the
              Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed
              October 1, 1998).
          (h) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
          (i) Credit Agreement dated January 13, 1999 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; Chase Bank of Texas, National Association, as Arranger, Book Manager and Administrative Agent; First Union National Bank, as Syndication Agent; PNC Bank, National Association, as Documentation Agent; First American National Bank, operating as Deposit Guaranty
              National Bank, as Co-Agent; and  the  Lenders   (incorporated
              by reference to the Registrant's Form 10-K for the year ended December 31, 1998).

     (21)     Subsidiaries of Registrant (filed herewith).

     (23)     Consent of KPMG LLP (filed herewith).

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

     (b)      None







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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




Jackson, Mississippi                                           KPMG LLP
March 6, 2000

                                       25

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                December 31, 1999       December 31, 1998
                                                              ----------------------  ----------------------
ASSETS
  Real estate properties:
      Industrial                                                          $ 580,598                 507,187
      Industrial development                                                 35,480                  25,682
      Other                                                                   6,919                  15,762
                                                              ----------------------  ----------------------
                                                                            622,997                 548,631
      Less accumulated depreciation                                         (46,829)                (34,042)
                                                              ----------------------  ----------------------
                                                                            576,168                 514,589
                                                              ----------------------  ----------------------

  Real estate held for sale                                                  18,051                  25,620
      Less accumulated depreciation                                          (4,750)                 (8,794)
                                                              ----------------------  ----------------------
                                                                             13,301                  16,826
                                                              ----------------------  ----------------------

  Mortgage loans                                                              8,706                   8,814
  Investment in real estate investment trusts                                15,708                   5,737
  Cash                                                                        2,657                   2,784
  Other assets                                                               15,611                  18,798
                                                              ----------------------  ----------------------
      TOTAL ASSETS                                                        $ 632,151                 567,548
                                                              ======================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                  $ 148,665                 122,494
  Notes payable to banks                                                     95,000                 114,322
  Accounts payable & accrued expenses                                        12,170                   9,138
  Other liabilities                                                           4,664                   2,867
                                                              ----------------------  ----------------------
                                                                            260,499                 248,821
                                                              ----------------------  ----------------------

  Minority interest in joint ventures                                         1,690                   2,053
  Minority interest in operating partnership                                    650                     650
                                                              ----------------------  ----------------------
                                                                              2,340                   2,703
                                                              ----------------------  ----------------------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 authorized and issued; stated liquidation
        preference of $43,125                                                41,357                  41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized; 2,800,000 shares issued at
        December 31, 1999 and 400,000 at December 31, 1998;
        stated liquidation preference of $70,000 at December
        31, 1999 and $10,000 at December 31, 1998                            67,178                   9,642
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                      -                       -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,555,505 shares issued at
        December 31, 1999 and 16,307,681 at
        December 31, 1998                                                         2                       2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                              -                       -
    Additional paid-in capital on common shares                             233,453                 246,340
    Undistributed earnings                                                   26,654                  18,076
    Accumulated other comprehensive income                                      668                     607
                                                              ----------------------  ----------------------
                                                                            369,312                 316,024
                                                              ----------------------  ----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 632,151                 567,548
                                                              ======================  ======================



See accompanying notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Years Ended December 31,
                                               ---------------------------------------------
                                                  1999             1998            1997
REVENUES
Income from real estate operations                $ 83,320          74,312           49,791
Interest:
  Mortgage loans                                     1,123           1,704            2,013
  Other interest                                       244             164              558
Other                                                1,549             548            1,260
                                               ------------     -----------     ------------
                                                    86,236          76,728           53,622
                                               ------------     -----------     ------------

EXPENSES
Operating expenses from real
    estate operations                               19,941          19,328           14,825
Interest                                            17,688          16,948           10,551
Depreciation and amortization                       20,178          16,574           10,409
General and administrative                           4,580           3,822            2,923
                                               ------------     -----------     ------------
                                                    62,387          56,672           38,708
                                               ------------     -----------     ------------
INCOME BEFORE MINORITY INTEREST
   AND GAIN ON INVESTMENTS                          23,849          20,056           14,914

Minority interest in joint ventures                    433             433              512
                                               ------------     -----------     ------------


INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                           23,416          19,623           14,402

Gain on real estate investments                     15,357           9,713            6,377
                                               ------------     -----------     ------------


INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                   38,773          29,336           20,779

Cumulative effect of change in accounting
     principle                                        418               -                -
                                               ------------     -----------     ------------


NET INCOME                                          38,355          29,336           20,779

Preferred dividends-Series A                         3,880           2,070                -
Preferred dividends-Series B                         2,246               -                -
                                               ------------     -----------     ------------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                             $ 32,229          27,266           20,779
                                               ============     ===========     ============
BASIC PER SHARE DATA
  Net income available to
     common shareholders                            $ 2.01            1.67             1.58
                                               ============     ===========     ============

  Weighted average shares outstanding               16,046          16,283           13,176
                                               ============     ===========     ============
DILUTED PER SHARE DATA
  Net income available to
     common shareholders                            $ 1.99            1.66             1.56
                                               ============     ===========     ============

  Weighted average shares outstanding               17,362          16,432           13,338
                                               ============     ===========     ============



See accompanying notes to consolidated financial statements.


                                       27



                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                       Shares   Shares      Shares                              Accumulated
                                                         of       of          of       Additional                 Other
                                                     Preferred  Common    Beneficial    Paid-In   Undistributed Comprehensive
                                                       Stock     Stock     Interest     Capital     Earnings     Income       Total
                                             ---------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                            $ -           -      10,549      123,780      10,997           -      145,326
    Comprehensive income
        Net income                                      -           -           -            -      20,779           -       20,779
        Net unrealized change in investment securities  -           -           -            -           -        (535)        (535)
                                                                                                                       -------------
            Total comprehensive income                                                                                       20,244
                                                                                                                       -------------

    Cash dividends declared, $1.34 per share            -           -           -            -     (18,143)          -      (18,143)
    Issuance of 2,100,000 shares of beneficial
          interest                                      -           -       2,100       34,554           -           -       36,654
    Issuance of 23,800 shares of beneficial
          interest and 31,142 shares of common
          stock, options exercised                      -           -          23          654           -           -          677
    Repurchase of 8,268 shares of beneficial
          interest and 11,725 shares of common stock,
          options exercised                             -           -          (8)        (380)          -           -         (388)
    Issuance of 6,490 shares of beneficial interest,
          incentive compensation                        -           -           7           97           -           -          104
    Issuance of 3,441 shares of beneficial interest,
          and 10,872 shares of common stock, dividend
          reinvestment plan                             -           -           3          288           -           -          291
    Purchase of 194 fractional shares of beneficial
          interest                                      -           -           -           (5)          -           -           (5)
    Reduction of par value associated with
          reorganization                                -           1     (12,674)      12,673           -           -            -
    Issuance of 3,500,000 shares of common stock        -           1           -       72,554           -           -       72,555
                                                  ----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                              -           2           -      244,215      13,633        (535)     257,315
    Comprehensive income
        Net income                                      -           -           -            -      29,336           -       29,336
        Net unrealized change in investment securities  -           -           -            -           -       1,142        1,142
                                                                                                                       -------------
            Total comprehensive income                                                                                       30,478
                                                                                                                       -------------

    Cash dividends declared-common, $1.40 per share     -           -           -            -     (22,823)          -      (22,823)
    Preferred stock dividends declared                  -           -           -            -      (2,070)          -       (2,070)
    Repurchase of 5,025 common shares,
       options exercised                                -           -           -          (75)          -           -          (75)
    Repurchase of 21,100 common shares,
      stock repurchase plan                             -           -           -         (359)          -           -         (359)
    Issuance of 5,007 shares of common stock,
      incentive compensation                            -           -           -          102           -           -          102
    Issuance of 29,685 shares of common
      stock, exercise options                           -           -           -          415           -           -          415
    Issuance of 79,353 shares of common
      stock, Ensign merger                              -           -           -        1,746           -           -        1,746
    Issuance of 1,725,000 shares of
      Series A preferred                           41,357           -           -            -           -           -       41,357
    Issuance of 400,000 shares of
      Series B preferred                            9,642           -           -            -           -           -        9,642
    Issuance of 15,238 shares of common stock,
      dividend reinvestment plan                        -           -           -          296           -           -          296
                                             ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                         50,999           2           -      246,340      18,076         607      316,024
    Comprehensive income
        Net income                                      -           -           -            -      38,355           -       38,355
        Net unrealized change in investment securities  -           -           -            -           -          61           61
                                                                                                                       -------------
            Total comprehensive income                                                                                       38,416
                                                                                                                       -------------

    Cash dividends declared-common, $1.48 per share     -           -           -            -     (23,651)          -      (23,651)
    Preferred stock dividends declared                  -           -           -            -      (6,126)                  (6,126)
    Issuance of 8,009 shares of common stock,
      incentive compensation                            -           -           -          156           -           -          156
    Issuance of 16,275 shares of common stock,
      dividend reinvestment plan                        -           -           -          295           -           -          295
    Issuance of 22,210 shares of common stock,
      exercise options                                  -           -           -          317           -           -          317
    Issuance of 2,400,000 shares of
      Series B preferred                           57,536           -           -            -           -           -       57,536
    Repurchase of 2,070 common shares,
       options exercised                                -           -           -          (34)          -           -          (34)
    Repurchase of 796,600 common shares,
      stock repurchase plan                             -           -           -      (13,621)          -           -      (13,621)
                                             ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                       $108,535           2           -      233,453      26,654         668      369,312
                                             =======================================================================================

See accompanying notes to consolidated financial statements.

                                       28

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1999            1998            1997
                                                                ---------------   ------------   --------------
                                                                                  (In thousands)
OPERATING ACTIVITIES:
    Net income                                                        $ 38,355         29,336           20,779
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Cumulative effect of change in accounting principle                418              -                -
        Depreciation and amortization of deferred leasing costs         20,178         16,574           10,409
        Gain on real estate investments, net                           (15,357)        (9,713)          (6,377)
        Gain on sale of real estate investment trust shares                (30)             -                -
        Other                                                             (241)          (324)            (284)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                  497        (13,403)          (3,709)
          Accounts payable, accrued expenses and prepaid rent            2,930          6,923            2,867
                                                                ---------------   ------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               46,750         29,393           23,685
                                                                ---------------   ------------   --------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                     9,809          2,421            2,910
    Advances on mortgage loans receivable                               (8,186)             -           (1,575)
    Proceeds from sale of real estate investments                       51,090         31,215           23,838
    Real estate improvements                                            (9,397)        (7,543)          (4,405)
    Real estate development                                            (45,846)       (25,511)         (14,936)
    Purchases of real estate                                           (56,569)       (73,980)         (71,569)
    Acquisition of Meridian                                                  -        (52,760)               -
    Purchases of real estate investment trust shares                   (10,172)        (1,832)         (16,119)
    Proceeds from sale of real estate investment trust shares              292              -                -
    Merger expenses                                                          -         (1,614)               -
    Changes in other assets and other liabilities                          108           (106)           1,897
    Cash balances of acquired companies                                      -          6,118                -
                                                                ---------------   ------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                  (68,871)      (123,592)         (79,959)
                                                                ---------------   ------------   --------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                      297,226        202,560          122,962
    Proceeds from mortgage notes payable                                47,000          2,200            9,250
    Principal payments on bank borrowings                             (316,548)      (130,008)         (95,154)
    Principal payments on mortgage notes payable                       (21,932)        (6,270)         (71,565)
    Distributions paid to shareholders                                 (28,245)       (24,073)         (18,143)
    Purchases of shares of beneficial interest and common stock        (13,655)          (434)            (393)
    Proceeds from exercise of stock options                                317            415              677
    Net proceeds from issuance of shares of beneficial
      interest and common stock                                              -              -          109,209
    Net proceeds from issuance of shares of preferred stock             57,536         50,999                -
    Proceeds from dividend reinvestment plan                               295            296              291
                                                                ---------------   ------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               21,994         95,685           57,134
                                                                ---------------   ------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (127)         1,486              860
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,784          1,298              438
                                                                ---------------   ------------   --------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 2,657          2,784            1,298
                                                                ===============   ============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                 $ 17,236         15,505           10,474
    Debt assumed by the Company in purchase of real estate               1,103          7,167           52,579
    Operating partnership units issued in purchase of real estate            -            650                -
    Debt assumed by the Company in the Meridian acquisition                  -         33,422                -
    Debt assumed by buyer of real estate                                     -         19,405                -
    Issuance of common stock to acquire Ensign                               -          1,746                -


See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1)      Significant Accounting Policies

(a)      Principles of Consolidation

         The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company), its wholly-owned subsidiaries and its investment in one joint venture. At December 31, 1999, the Company's only joint venture was the 80% owned University Business Center. At December 31, 1998, the three properties in the joint ventures included the 75% owned 56th Street Commerce Park and JetPort Commerce Park, and the 80% owned University Business Center. At December 31, 1997, the four properties in the joint ventures included the 75% owned 56th Street Commerce Park, JetPort Commerce Park, and WestPort Commerce Center, and the 80% owned University Business Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for the percentage not owned. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to its sale in 1997, the Company's investment in Cowesett Corners Shopping Center (a 50% owned joint venture) was not consolidated but accounted for using the equity method of accounting.

(b)      Federal Income Taxes

         EastGroup Properties, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. The Company distributed all of its 1999, 1998 and 1997 taxable income to its stockholders. Accordingly, no provision for federal income taxes was necessary. Distributions paid per common share for federal income tax purposes were:

                                                               Years Ended December 31,

                                                        1999               1998            1997
                                                        ----               ----            ----

              Ordinary Income                           $1.48              1.36            1.14
              Long-term 20% Capital Gain                    -               .04               -
              Return of Capital                             -                 -             .20
                                                     -------------     -------------    ------------
                                                        $1.48              1.40            1.34
                                                     =============     =============    ============

         Distributions paid per share of Series A Preferred for federal income tax purposes for the years ended December 31, 1999 and 1998 were $2.25 and $.725, respectively, paid as ordinary income with no return of capital.

         Distributions paid per share of Series B Convertible Preferred for federal income tax purposes for the year ended December 31, 1999 were $1.641, paid as ordinary income with no return of capital. No dividends were paid in 1998 on the Series B Preferred.

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

(c)      Income Recognition

         Rental   income  from  real  estate   operations  is  recognized  on  a
straight-line basis.

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

(f)      Investments in Real Estate Investment Trusts

         The Company's marketable equity securities owned by the Company are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized.

         At December 31, 1999, EastGroup's investments in real estate investment trusts (REITs) included Franklin Select Realty Trust (Franklin) and other REITs. At December 31, 1998, EastGroup's only investment in real estate investment trusts was in Franklin. Since the Company did not exercise significant influence over these REITs, these investments were accounted for under the cost method. The costs of these investments were adjusted to fair market value with an equity adjustment to account for unrealized gains/losses as indicated above. Although the Company owned 21% of Meridian VIII at December 31, 1997, it did not exercise significant influence over the investee and the investment was accounted for under the cost method (the difference between applying the cost and equity method would not be material to the 1997 consolidated financial statements). Meridian VIII was acquired during 1998.

(g)      Allowance for Possible Losses and Impairment Losses

         The Company measures impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's market price or the fair value of collateral if the loan is collateral dependent.

         The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less selling costs.

(h)      Amortization

         Debt   origination   costs  are  deferred  and   amortized   using  the
straight-line method over the term of the loan. Leasing commissions are deferred and amortized using the straight-line method over the term of the lease.

(i)      Goodwill

         In March 1998, EastGroup acquired Ensign Properties, Inc., the largest independent industrial developer in Orlando. A portion of the total acquisition price for Ensign included goodwill, which represents the excess of the purchase price and related costs over the fair value assigned to the net tangible assets. The Company amortizes goodwill on a straight-line basis over 20 years. The Company will periodically review the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the unamortized basis. In management's opinion, no material impairment exists at December 31, 1999 and 1998. Amortization expense for goodwill was $61,000 in 1999 and $51,000 in 1998.

(j)      Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(k)      Reclassifications

         Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

     Diluted EPS represents the amount of earnings for the year available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by totaling net income available to common shareholders plus convertible preferred dividends and limited partnership (LP) dividends and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, LP units and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assuming proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The treasury stock method was also used assuming conversion of the convertible preferred stock.

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

(o)      Stock Based Compensation

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. Companies are given the choice of either recognizing related compensation cost by adopting the fair value method, or to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," while supplementally disclosing the pro forma effect on net income and net income per share using the new measurement criteria. The Company elected to continue to follow the requirements of APB No. 25, and accordingly, there was no effect on the results of operations.

(p)  Capitalized Developments Costs

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

(2)  Real Estate Owned

     At December 31, 1999, the Company is offering for sale the Nobel Business Center in Hercules, California with a carrying amount of $2,382,000, the LeTourneau Center of Commerce in Tampa, Florida with a carrying amount of $1,585,000, the La Vista Apartment Complex in Atlanta, Georgia with a carrying amount of $6,205,000, West Palm I and II in West Palm Beach, Florida with a carrying amount of $2,700,000 and the Estelle land in Louisiana with a carrying amount of $429,000. No loss is anticipated on the sale of these properties. The results of operations for real estate held for sale at December 31, 1999, amounted to $258,000, $293,000 and $55,000, respectively, for the years ended December 31, 1999, 1998 and 1997. The results of operations for real estate held for sale at December 31, 1998 amounted to $1,338,000 and $687,000 for the years ended December 31, 1998 and 1997, respectively.

         Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 1999 was $1,834,000, compared to $822,000 for 1998, and $401,000 for 1997.

The Company is currently developing the following properties as detailed below:


                                                                         Costs Incurred
                                                              -------------------------------------
                                                Size at         For the Twelve
                                              Completion            Months         Cumulative As        Estimated
                                             (Square Feet)      Ended 12/31/99      Of 12/31/99        Total Costs
------------------------------------------ ------------------ ------------------------------------- -------------------
                                             (Unaudited)                 (In thousands)                (Unaudited)

Lease-Up:
  John Young II
    Orlando, Florida                               47,000             $ 1,897             2,562               2,938
  Rampart Distribution Center III
    Denver, Colorado                               92,000               2,581             4,754               5,920
  Sample 95 II
    Pompano, Florida                               70,000               2,490             3,501               3,779
  Chestnut Business Center
    City of Industry, California                   75,000               2,680             4,354               5,487
  Westlake I
    Tampa, Florida                                 70,000               2,691             4,302               4,729
  Palm River North I
    Tampa, Florida                                 96,000               4,602             4,711               5,287
  Glenmont I
    Houston, Texas                                108,000               2,738             3,674               4,065
  Main Street
    Carson, California                            106,000               3,982             3,983               5,669
                                           ------------------ ------------------- ----------------- -------------------
Total Lease-up                                    664,000              23,661            31,841              37,874
                                           ------------------ ------------------- ----------------- -------------------

Under Construction:
  World Houston 11
    Houston, Texas                                126,000                 586               586               5,455
                                           ------------------ ------------------- ----------------- -------------------
Total Under Construction                          126,000                 586               586               5,455
                                           ------------------ ------------------- ----------------- -------------------

Prospective Development:
Phoenix, Arizona                                  123,000                 960               960               6,200
Tampa, Florida                                    366,000                 134               821              17,578
Orlando, Florida                                  116,000               1,272             1,272               5,568
Houston, Texas                                    110,000                   -                 -               3,700
                                           ------------------ ------------------- ----------------- -------------------
Total Prospective Development                     715,000               2,366             3,053              33,046
                                           ------------------ ------------------- ----------------- -------------------
                                                1,505,000             $26,613            35,480              76,375
                                           ================== =================== ================= ===================




Completed Development and
Transferred to Industrial
Properties During Twelve
Months Ended December 31, 1999:
  Airport Commerce Center
    Tampa, Florida                                108,000             $ 4,198             5,584
  World Houston 9
    Houston, Texas                                155,000               4,144             5,160
  Premier Beverage
    Tampa, Florida                                222,000               6,827             7,235
  Westside Expansion
    Jacksonville, Florida                          35,000                 673               673
  World Houston 7 & 8
    Houston, Texas                                166,000               2,934             7,622
  Walden Distribution Center II
    Tampa, Florida                                122,000                  62             4,252
  Sunbelt Distribution Center II
    Orlando, Florida                               61,000                 113             2,325
  John Young
    Orlando, Florida                               51,000                 282             3,197
                                           ------------------ ------------------- -----------------
Total Transferred to Industrial                   920,000             $19,233            36,048
                                           ================== =================== =================



         A summary of gains (losses) on real estate investments for the years ended December 31, 1999, 1998 and 1997 follows:

                                                             Net             Recognized
                                          Basis          Sales Price        Gain/(Loss)
                                       -------------    ---------------     -------------
                                                        (In thousands)
                 1999
Real estate properties:
    8150 Leesburg Pike Office Building      $13,917            28,082            14,165
    2020 Exchange                               867               997               130
    Waldenbooks                              21,360            21,077              (283)
    West Palm write-down                        448                 -              (448)
Mortgage loans:
   Country Club-deferred gain                (1,127)                -             1,127
   Gainesville-deferred gain                   (388)                -               388
Country Club land purchase-leaseback            500               500                 -
Estelle land                                    137               367               230
LNH land                                         19               137               118
Other                                             -               (70)              (70)
                                        -------------    ---------------     -------------
                                            $35,733            51,090            15,357
                                        =============    ===============     =============


                 1998
Real estate properties:
    Hampton House Apartments                $ 5,977           6,611                   634
    Sutton House Apartments                   7,696           9,448                 1,752
    Doral Club Apartments                     5,900           9,046                 3,146
    Grande Pointe Apartments                  5,857           7,104                 1,247
    401 Exchange Distribution Center            621             666                    45
    East Maricopa Distribution Center           625             625                     -
    Columbia Place Office Building           11,524          13,913                 2,389
    Park Ridge Distribution Center            3,154           3,154                     -
    LNH Land                                      9              53                    44
Jacksonville - deferred gain                   (383)              -                   383
Other                                           (73)              -                    73
                                       -------------     ---------------      -------------
                                            $40,907          50,620                 9,713
                                       =============     ===============       =============

                 1997
Real estate properties:
    Santa Fe Energy Building                $10,354          12,660                 2,306
    Liberty Corners Shopping Center           2,649           5,263                 2,614
    Cowesett Corners Shopping Center          4,253           5,929                 1,676
Houston Land                                    (98)              -                    98
Wellington Land                                 (14)            (14)                    -
Plus Park - deferred gain                       (62)              -                    62
Bell Road - deferred gain                       (96)              -                    96
Mortgage loan write-down                        475               -                  (475)
                                       -------------     ---------------     -------------
                                            $17,461          23,838                 6,377
                                       =============     ===============     =============


         The following schedule indicates approximate future minimum rental receipts under noncancelable leases for the real estate properties by year as of December 31, 1999 (in thousands):


          YEAR ENDED
         DECEMBER 31,

         2000                                                   $68,056
         2001                                                    59,284
         2002                                                    48,001
         2003                                                    34,487
         2004                                                    20,024
         Later Years                                             39,773
                                                        ----------------
         Total Minimum Receipts                                $269,625
                                                        ================


(3)      Mortgage Loans Receivable

         A summary of mortgage loans follows:

                                                                           December 31,
                                                                       1999             1998
                                                                       ----             ----
                                                                            (In thousands)

         First mortgage loans:
           Industrial (2 loans in 1999)                             $ 6,722                -
           Apartment (1 loan in 1998)                                   -               3,010
           Motels (2 loans in 1998)                                     -               1,250
           Undeveloped Land (1 loan in 1999, 2 in 1998)               1,965             4,405
           Other (1 loan in 1999; 3 in 1998)                             19               149
                                                                   --------           -------
                                                                    $ 8,706             8,814
                                                                   ========           =======

         At December 31, 1998, the carrying value of two impaired motel mortgage loans was $1,250,000. Interest income recorded on the motel mortgages was $41,000 for 1999, $174,000 for 1998 and $364,000 for 1997. These loans were paid off in February 1999. Deferred gains of $1,515,000 were recognized on the payoff of mortgage notes receivable in 1999, $383,000 in 1998 and $158,000 in 1997.

(4)      Investment in Real Estate Investment Trusts

         The investment in real estate investment trusts ("REIT") consists of the following:

                                                          December 31, 1999           December 31, 1998
                                                          -----------------           -----------------
                                                                     Estimated                  Estimated
                                                        Cost         Fair Value       Cost      Fair Value
                                                    -------------- --------------- ----------- -------------
                                                                        (In thousands)


         Franklin Select Realty Trust                      $5,130           5,844       5,130         5,737
         Other REITs                                        9,910           9,864           -             -
                                                    -------------- --------------- ----------- -------------
                                                          $15,040          15,708       5,130         5,737
                                                    ============== =============== =========== =============

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

         On January 13, 1999, the Company replaced its $50,000,000 and $100,000,000 bank lines with a new three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that is due to expire in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 7.50% on $77,000,000 and 7.44% on $8,000,000 at December 31, 1999. An unused line fee of
 .25% is also assessed on this note.

         Also on January 13, 1999, the Company obtained a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that was due to expire in January 2000. This loan was amended in January 2000 to reflect a new maturity of January 2001. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 7.75% at December 31, 1999. The balance at December 31, 1999 was $10,000,000.

         On November 29, 1999, the Company obtained a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are by agreement between the Company and Chase. At December 31, 1999, the outstanding balance for this loan was zero.

         Total loan commitment fees of $37,500 were paid in 1999, $136,500 in 1998 and $218,750 in 1997.

         Average  bank  borrowings   were   $104,335,000  in  1999  compared  to
$94,488,000 in 1998, with average interest rates of 6.82% in 1999 compared to 7.06% in 1998.

(6)     MORTGAGE NOTES PAYABLE

A summary of mortgage notes payable follows:

                                                                                 Carrying Amount
                                                         P & I       Maturity    of Securing Real   Balance at December 31,
Property                                   Rate         Payment        Date          Estate           1999         1998
                                        ------------  ------------- -----------  ---------------    ------------ ------------
                                                                                  (in thousands)

University Business Center                   9.060%       $ 85,841   04/01/00          $ 15,113           8,477        8,727
West Palm Distribution Center                8.250%          7,700   09/01/00                 -      Repaid 01/99        981
Northwest Point Business Park                7.750%         32,857   03/01/01             6,229           3,930        4,016
University Business Center                   7.450%         74,235   02/28/02            11,011           8,637        8,874
Estrella Distribution Center                 9.250%         23,979   01/02/03             5,069           2,518        2,571
Deerwood Warehouse                           8.375%         16,339   07/01/03             3,440           1,588        1,648
Eastlake                                     8.500%         57,115   07/05/04             9,496           4,480        4,771
56th Street Commerce Park                    8.875%         21,816   08/01/04             3,866           2,069        2,143
Chamberlain Distribution Center              8.750%         21,376   01/01/05             3,820           2,423        2,462
8150 Leesburg Pike Office Building           8.500%         52,304   06/15/05                 -      Repaid 07/99      3,109
Exchange Distribution Warehouse              8.375%         21,498   08/01/05             3,120           2,247        2,314
Westport Commerce Center                     8.000%         28,021   08/01/05             4,993           2,998        3,090
LaVista Apartments                           8.688%         48,667   09/01/05             6,206           5,607        5,699
LakePointe Business Park                     8.125%         81,675   10/01/05             9,360          10,563       10,680
Jetport, JetPort 515 & Jetport 516           8.125%         33,769   10/01/05             5,409           3,604        3,711
Huntwood Associates                          7.990%        100,250   08/22/06            17,148          12,393       12,597
Wiegman Associates                           7.990%         46,269   08/22/06             8,775           5,720        5,814
World Houston 1 & 2                          7.770%         33,019   04/15/07             6,108           4,485        4,531
E. University, 7th Street, 55th Street,
 Ethan Allen                                 8.060%         96,974   06/26/07            23,970          12,100       12,281
Waldenbooks Distribution Center              7.830%         98,877   09/15/07                 -     Repaid 12/99     12,779
Lamar II Distribution Center                 6.900%         16,925   12/01/08             6,580           2,147        2,200
Dominguez, Kingsview, Walnut, Washington,
    Industry and Shaw                        6.800%        358,770   03/01/09            62,615          46,149            -
Interstate Distribution Center # 1           9.250%         10,827   06/01/09                 -     Repaid 03/99        758
Interstate Distribution Center # 2           9.250%         12,844   06/01/09                 -      Repaid 03/99        971
Auburn Facility                              8.875%         64,885   09/01/09            15,474           5,041        5,357
Kyrene Distribution Center                   9.000%         11,246   07/01/14             3,507           1,091            -
North Shore Improvement Bonds             6.3-7.75%     Semi-Annual  09/02/16             2,380             398          410
                                                                                 ---------------    ------------ ------------
                                                                                      $ 233,689         148,665      122,494
                                                                                 ===============    ============ ============



      Approximate principal payments due during the next five years as of December 31, 1999 are as follows (in thousands):

                 2000                       $12,077
                 2001                         7,729
                 2002                        12,159
                 2003                         7,932
                 2004                         8,651

 (7)     Stockholders' Equity

Management Incentive Plan-Stock Options/Incentive Award

         In 1994, the Company adopted the 1994 Management Incentive Plan. The Plan includes stock options (50% vested after one year and the other 50% after two years) and an annual incentive award.


         Stock option activity for the 1994 plan is as follows:

                                                                    Years Ended December 31,
                                                            ---------------------------------------
                                                    1999                       1998                      1997
                                         ------------------------- --------------------------- ------------------------
                                                        Weighted                    Weighted                 Weighted
                                                         Average                    Average                   Average
                                            Shares      Exercise       Shares       Exercise      Shares     Exercise
                                                          Price                      Price                     Price
                                        ------------- ------------- ----------- ------------   ------------ ------------
  Outstanding at beginning of year           645,633      $16.600      668,758      16.490       422,250       13.420
  Granted                                    239,000       20.320        7,000      20.670       287,425       20.390
  Exercised                                  (22,210)      14.340      (22,935)     14.170       (37,692)      13.050
  Expired                                     (1,000)      22.000       (7,190)     18.010        (3,225)      14.970
                                         ------------               ------------               -----------
  Outstanding at end of year                 861,423       17.680       645,633     16.600       668,758       16.490
                                         ============               ============               ===========

  Exercisable at end of year                 618,923     $16.640        497,391     15.450       282,633      13.180
  Available for grant at end of year         445,093           -         29,388          -        34,205           -

  Price range of options:
            Outstanding                            $12.000-22.375          $12.000-22.375        12.000-22.375
            Exercised                               12.000-18.170           12.670-17.920        12.000-14.920
            Exercisable                             12.000-22.375           12.000-22.375        12.000-14.830


         The weighted average contractual life of the options outstanding as of December 31, 1999 was 7.29 years.

         The annual incentive award program began in 1995 and the Compensation Committee determines awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The 1999, 1998 and 1997 awards approximated $435,000, $469,000 and $307,000, respectively, and were payable two-thirds in cash and one-third in stock of the Company for 1998 and 1997 and 60% cash and 40% stock for 1999.

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


         Stock option activity for the Director plan is as follows:

                                                                    Years Ended December 31,
                                                            ---------------------------------------
                                                    1999                      1998                      1997
                                          ------------------------- ------------------------- -------------------------
                                                       Weighted                   Weighted                  Weighted
                                                        Average                   Average                   Average
                                           Shares      Exercise       Shares      Exercise      Shares      Exercise
                                                         Price                     Price                     Price
                                         ----------- -------------  ----------- ------------- ---------- --------------
  Outstanding at beginning of year           78,000      $14.710      70,500        13.300      76,500        11.830
  Granted                                    18,750       20.250      16,500        20.625      11,250        19.375
  Exercised                                       -            -      (6,750)       12.830     (17,250)       10.750
  Expired                                         -            -      (2,250)       19.375           -             -
                                          ----------                -----------               -----------
  Outstanding at end of year                 96,750       15.780      78,000        14.710      70,500        13.300
                                          ==========                ===========               ===========

  Exercisable at end of year                 96,750      $15.780      78,000        14.710      70,500        13.300
  Available for grant at end of year          6,750            -      25,500             -      39,750             -

  Price range of options:
            Outstanding                           $10.670-20.625             10.670-20.625              10.670-19.375
            Exercised                                         -              11.250-14.580              10.670-11.250
            Exercisable                            10.670-20.625             10.670-20.625              10.670-19.375


         The weighted average contractual life of the options outstanding as of December 31, 1999 was 6.42 years.

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

Series B 8.75% Cumulative Convertible Preferred Stock

         In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C. (Five Arrows), an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. Under the terms of this agreement, EastGroup could sell 2,800,000 shares of Series B Preferred Stock to Five Arrows at up to five closings, at EastGroup's option, through September 25, 1999. In connection with this offering, EastGroup has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to the Series B Preferred Stock and the right to designate a member of the Board of Directors under certain circumstances.

         The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible.

         In December 1998, EastGroup sold $10,000,000 of the Series B Preferred Stock to Five Arrows. The Company sold the remaining $60,000,000 to Five Arrows in September 1999.

Common Stock Issuances

         In February 1997, the Company issued a total of 2,100,000 shares at $17.56 per share (restated for effect of the three-for-two stock split discussed below) under an existing shelf registration statement for net proceeds of $36,654,000.

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

         In October 1997, the Company completed an offering of 3,500,000 shares at $22.00 per share of its common stock for net proceeds of approximately $72,555,000.

Common Stock Repurchase Plan

         During  the  third  quarter  1998,   EastGroup's   Board  of  Directors
authorized the repurchase of up to 500,000 shares of its outstanding common stock. In September 1999, EastGroup's Board of Directors authorized the repurchase of an additional 500,000 shares of its outstanding common stock and an additional 500,000 in December 1999. The shares may be purchased from time to time in the open market or in privately negotiated transactions. For the year ended December 31, 1999, the Company repurchased 796,600 shares for $13,621,000 and a total of 817,700 shares for $13,980,000 (an average of $17.10 per share) since September 30, 1998.

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

Dividend Reinvestment Plan

         The Company has a dividend reinvestment plan that allows stockholders to reinvest cash distributions in new shares of the Company.

Fair Value of Stock Options

         In accordance with SFAS No. 123, the following additional disclosures are required related to options granted after January 1, 1995. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.49%, 5.54%, and 6.09%; dividend yields of 9.75%, 7.64%, and 7.49%; volatility factors of 17.0%, 15.5%, and 13.0%, and expected option lives of 5 years for all years presented.

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

                                                                          1999           1998            1997
                                                                         ------         ------          ------
                                                                     (In thousands, except per share data)
        Net income available to common shareholders
           as reported                                                    $32,229         27,266         20,779
        Net income available to common shareholders
           pro forma                                                       32,058         27,056         20,642
        Net income per basic share - as reported                             2.01           1.67           1.58
        Net income per basic share - pro forma                               2.00           1.66           1.57
        Weighted average fair value of options                                .97           1.20           1.10
          granted during year

Earnings Per Share

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS, instead of the formerly required primary and fully diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations are as follows:

                                                                       1999             1998             1997
                                                                    -----------      ------------    --------------
                                                             (In thousands)
Basic EPS Computation
  Numerator-net income available to common shareholders                $32,229            27,266            20,779
  Denominator-weighted average shares outstanding                       16,046            16,283            13,176
Diluted EPS Computation
  Numerator-net income available to common shareholders
    plus convertible preferred stock dividends ($2,246 in
    1999) and limited partnership distributions ($48 in 1999)          $34,523            27,266            20,779
  Denominator:
    Weighted average shares outstanding                                 16,046            16,283            13,176
    Common stock options                                                   112               140               162
    Limited partnership units                                               32                 9                 -
    Convertible preferred stock                                          1,172                 -                 -
                                                                    -----------      ------------    --------------
    Total Shares                                                        17,362            16,432            13,338
                                                                    ===========      ============    ==============

Comprehensive Income

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for 1999, 1998 and 1997 are presented in the Company's Consolidated Statements of Stockholders' Equity. The unrealized change in investment securities in 1999 is net of the 1999 realized gain on real estate investment trust securities included in net income as shown below:

                                                                                          (In thousands)
         Other comprehensive income:
              Unrealized holding gains during the period                                       $91
              Less reclassification adjustment for gains included in net income               (30)
                                                                                       -------------------
         Net unrealized change in investment securities                                        $61
                                                                                       ===================

(8)      Acquisitions

Ensign Properties, Inc. Acquisition

         In March 1998, EastGroup acquired Ensign Properties, Inc., an independent industrial developer in Orlando. This acquisition, which was accounted for under the purchase method of accounting, allowed EastGroup to become self-managed in its Florida markets. The purchase price of the acquisition amounting to approximately $1,800,000 was allocated primarily to goodwill, development costs, leasing commissions and other prepaid costs. The operating results of Ensign Properties, Inc. have been included in the consolidated statements of income subsequent to the date of acquisition. The pro forma impact related to the acquisition would be immaterial to the consolidated financial statements.

Meridian VIII Acquisition

         On June 1, 1998, the merger of Meridian VIII into a wholly-owned subsidiary of EastGroup was completed, accounting for the acquisition by using the purchase method of accounting. For financial reporting purposes, the acquired assets of Meridian VIII were assigned new cost basis amounts based on the allocation of the purchase price of the assets. In general, the purchase price to the Company consisted of the cash paid for Meridian VIII and the Company's previous investment in Meridian VIII. The shares of Meridian VIII owned by the Company were retired at the merger date. The operating results of Meridian VIII have been included in the consolidated statements of income subsequent to the date of acquisition.

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

     The  increase in net assets at the  acquisition  date,  based on  estimated relative  fair  values,  resulting  from  the  acquisition  was as  follows  (in thousands):
         Real estate properties                                                 $96,366
         Cash                                                                     6,118
         Accrued interest and other receivables                                     119
         Other assets                                                               124
         Mortgage notes and interest payable                                    (33,422)
         Accounts payable and other liabilities                                    (871)
                                                                            ------------
              Total                                                             $68,434
                                                                            ============


     The purchase  price of the net assets  acquired  consisted of the following
(in thousands):
         Acquisition of Meridian Shares                                          $52,760
         Merger costs                                                              1,569
         Prior investment in Meridian                                             14,105
                                                                            -------------
              Total                                                              $68,434
                                                                            =============

         The following unaudited pro forma combined results of operations give effect to the Meridian VIII merger as if it had occurred at the beginning of the fiscal year for each of the years presented:

         (In thousands, except per share amounts)                      1998               1997
         --------------------------------------------------------- --------------      ------------
         Revenues                                                        $80,022            63,978
                                                                   ==============      ============
         Net income available to common shareholders                     $25,566            19,316
                                                                   ==============      ============
         Net income per basic share                                       $ 1.57              1.47
                                                                   ==============      ============
                  Shares used in computation                              16,283            13,176
                                                                   ==============      ============
         Net income per diluted share                                     $ 1.56              1.45
                                                                   ==============      ============
                  Shares used in computation                              16,432            13,338
                                                                   ==============      ============

         In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1998 and the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.


(9)      Quarterly Results of Operations - Unaudited

                                                     1999                                           1998
                                                Quarter Ended                                    Quarter Ended
                            ----------------------------------------------- ------------------------------------------------
                              Mar 31      Jun 30     Sep 30       Dec 31      Mar 31       Jun 30      Sep 30      Dec 31
                                                        (In thousands, except per share data)
Revenues                     $ 20,885      21,098      21,504     22,749      16,041       18,681      20,753      21,253
Expenses                      (15,373)    (15,469)    (15,865)   (16,113)    (11,116)     (14,150)    (15,595)    (16,244)
                            -----------  ----------- ----------- ----------- -----------  ----------- ----------- -----------
Income before gain (loss)
  On investments                5,512       5,629       5,639     6,636       4,925        4,531       5,158       5,009
Gain (loss) on investments      1,451         224      13,978      (296)         73        1,017       4,996       3,627
                            -----------  ----------- ----------- ----------- ----------- -----------  ----------- -----------
Income before cumulative
   effect of change in
   accounting principle         6,963       5,853      19,617       6,340       4,998        5,548      10,154       8,636
Cumulative effect of change
   in accounting principle      (418)           -           -           -           -            -           -           -
                            ----------- ------------ ----------- ----------- -----------  ----------- ----------- -----------
Net income                      6,545       5,853      19,617       6,340       4,998        5,548      10,154       8,636
Preferred dividends            (1,189)     (1,189)     (1,246)     (2,502)           -        (129)       (970)       (971)
                            -----------  ----------- ----------- ----------- ----------- -----------  ----------- -----------
Net income available to
   Common shareholders        $ 5,356       4,664      18,371       3,838       4,998        5,419       9,184       7,665
                            =========== ============ =========== ===========  =========== =========== ==========  ===========
BASIC PER SHARE DATA
Net income                       0.33        0.29        1.15        0.24        0.31         0.33        0.56        0.47
                            ===========  =========== =========== ===========  =========== =========== ===========  ===========
Weighted average shares
   Outstanding                 16,303      16,076      16,006      15,805      16,223       16,299      16,308      16,300
                            ===========  =========== =========== ===========  ===========  =========== =========== ===========

DILUTED PER SHARE DATA
Net income                       0.33        0.29        1.11        0.24        0.30         0.33        0.56        0.47
                            ===========  =========== =========== ===========  =========== ===========  =========== ===========
Weighted average shares
   Outstanding                 16,429      16,245      16,724      15,941      16,391       16,452      16,423      16,456
                            ===========  =========== =========== ===========  =========== ===========  =========== ===========


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

(10)     Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                        1999                             1998
                                                        ----                             ----
                                            Carrying           Fair          Carrying             Fair
                                             Amount            Value          Amount             Value
                                                                (In thousands)
Financial Assets
   Cash and cash equivalents                   $2,657          2,657            2,784             2,784
   Investment in real estate
      investment trusts                        15,708         15,708            5,737             5,737
   Mortgage loans receivable                    8,706          8,604            8,814             8,946
Financial Liabilities
   Mortgage notes payable                     148,665        142,716          122,494           130,066
   Notes payable to banks                      95,000         95,000          114,322           114,322


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

(11)     SEGMENT REPORTING

         The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company uses FFO as a measure of the performance of our industry as an equity real estate investment trust. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including our ability to make distributions. The table below presents on a comparative basis for the three fiscal years reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income before cumulative effect of change in accounting principle.

                                                                          1999             1998             1997
                                                                                      (In thousands)
                                                                       ----------------------------------------------

Property Revenues:
    Industrial                                                             $77,677          61,417            33,338
    Office                                                                   3,395           6,783             8,353
    Other                                                                    2,248           6,112             8,100
                                                                       ------------     -------------    ------------
                                                                            83,320          74,312            49,791
                                                                       ------------    ------------     -------------
Property Expenses:
    Industrial                                                             (17,723)        (14,414)           (8,258)
    Office                                                                  (1,180)         (1,927)           (2,618)
    Other                                                                   (1,038)         (2,987)           (3,949)
                                                                        ------------    ------------     -------------
                                                                           (19,941)        (19,328)          (14,825)
                                                                       ------------    ------------     -------------
Property Net Operating Income:
    Industrial                                                              59,954          47,003            25,080
    Office                                                                   2,215           4,856             5,735
    Other                                                                    1,210           3,125             4,151
                                                                       ------------    ------------     -------------
Total Property Net Operating Income                                         63,379          54,984            34,966
                                                                       ------------    ------------     -------------

Other income                                                                 2,916           2,416             3,831
Interest expense                                                           (17,688)        (16,948)          (10,551)
General and administrative                                                  (4,580)         (3,822)           (2,923)
Minority interest in earnings                                                 (674)           (757)             (796)
Dividends on Series A preferred shares                                      (3,880)         (2,070)                 -
Limited partnership unit distributions                                          48               -                 -
                                                                       ------------    ------------     -------------

Funds From Operations                                                       39,521          33,803            24,527

Depreciation and amortization                                              (20,178)        (16,574)          (10,409)
Share of joint venture depreciation and amortization                           241             324               284
Gain on real estate investments                                             15,357           9,713             6,377
Limited partnership unit distributions                                         (48)               -                 -
Dividends on Series B convertible preferred shares                          (2,246)               -                 -
Cumulative effect of change in accounting principle                           (418)               -                 -
                                                                       ------------    ------------     -------------

Net Income Available to Common Shareholders                                 32,229          27,266            20,779
Dividends on preferred shares                                                6,126           2,070                 -
                                                                       ------------    ------------     -------------

NET INCOME                                                                 $38,355          29,336            20,779
                                                                       ============    ============     =============

Assets:
    Industrial                                                            $616,078         532,869           330,639
    Office                                                                   6,919           6,896            39,753
    Other                                                                        -           8,866            15,380
                                                                       ------------    ------------     -------------
                                                                           622,997         548,631           385,772
    Less accumulated depreciation                                          (46,829)        (34,042)          (29,095)
                                                                       ------------    ------------     -------------
                                                                           576,168         514,589           356,677
                                                                       ------------    ------------     -------------

   Real estate for sale                                                     18,051          25,620            23,233
      Less accumulated depreciation                                         (4,750)         (8,794)           (3,217)
                                                                       ------------    ------------     -------------
                                                                            13,301          16,826            20,016
                                                                       ------------    ------------     -------------

   Mortgage loans                                                            8,706           8,814            10,852
   Investment in real estate investment trusts                              15,708           5,737            16,518
   Cash                                                                      2,657           2,784             1,298
   Other assets                                                             15,611          18,798             7,766
                                                                       ------------    ------------     -------------

Total Assets                                                              $632,151         567,548           413,127
                                                                       ============    ============     =============

REAL ESTATE INVESTMENT CAPITAL EXPENDITURES

Acquisitions
    Industrial                                                             $57,672         178,163           124,149
    Office                                                                       -               -                 -
    Other                                                                        -               -                 -

Developments
    Industrial                                                              45,846          25,511            14,936
    Office                                                                       -               -                 -
    Other                                                                        -               -                 -

(12)     ACCOUNTING CHANGE

         Organization Costs

         In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Unamortized organization costs of $418,000 were written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle. The accounting change reduced basic and diluted earnings per share $.03 and $.02, respectively, in 1999.

(13)     Subsequent Events

         Subsequent to December 31, 1999, EastGroup purchased the Wilson Distribution Center (56,000 square feet) in Tempe, Arizona for $2,500,000.

         Also, subsequent to December 31, 1999, the Company has entered into contracts to purchase the following properties:

                                                                                                    Approximate
Property                                                Location                 Size             Purchase Price
------------------------------------------------ ----------------------- ---------------------- --------------------
                                                                                                  (In thousands)
Founders Business Center                         El Paso, Texas                  77,000 sq. ft               $2,360
Sunport Center Land for Development              Orlando, Florida                  19.65 acres                2,774
                                                                                                --------------------
                                                                                                             $5,134
                                                                                                ====================

     In addition, EastGroup has a contract to sell the LeTourneau Center of Commerce (88,000 square feet) in Tampa, Florida for approximately $1,650,000. The proceeds of this sale are expected to be reinvested in industrial properties through new acquisitions. This transaction is expected to generate a small gain for financial reporting purposes.

     On February 10, 2000, Franklin Select Realty Trust announced the closing of the sale of all of the company's real estate assets for an aggregate purchase price of $131.5 million, less existing project debt assumed by the buyer of approximately $26.5 million. Pursuant to the plan of liquidation recently approved by Franklin's shareholders, Franklin's board of directors declared an initial liquidating distribution of $7.11 per share, which was paid to shareholders and received by EastGroup on March 10, 2000. Thereafter, the company will continue to wind up its affairs pursuant to the plan of liquidation. It is expected that Franklin's shareholders will receive a final liquidating distribution before the end of 2000, subject, however, to final court approval of settlements of pending litigation. The total basis of EastGroup's Franklin shares was used in computing the gain on the March 10, 2000 transaction. The amount of any final distributions paid to EastGroup, minus certain transaction expenses, will be additional gain.

(14) Related Party Transaction

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

     In July 1999, EastGroup acquired the remaining 25% ownership interests in Jetport Commerce Park and 56th Street Commerce Park in Tampa from our partner, an officer of the Company, Anthony J. Bruno, for $3,588,000 giving the Company 100% ownership of these two complexes.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of March 6, 2000, we reported on the consolidated balance sheets of EastGroup Properties, Inc., and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Jackson, Mississippi                                                  KPMG LLP
March 6, 2000


                  REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                   DECEMBER 31, 1999
                                     (IN THOUSANDS)

                                                                            Initial Cost
                                                                           to the Company
                                                                      ------------------------------------------

                                                                                             Buildings
Description                                        Encumbrances          Land              and Improvements
                                                                                     ---------------------------

Real estate properties (c) and (d):
Industrial:
    Interstate Warehouses -Texas                         $ -              1,757                   4,941
    Venture Warehouses -Texas                              -              1,452                   3,762
    Rampart-Colorado                                       -              1,023                   3,861
    Sunbelt-Florida                                        -              1,034                   5,056
    La Quinta-Florida                                      -                191                     575
    Deerwood-Florida                                   1,588              1,147                   1,799
    56th Street - Florida                              2,069                843                   3,567
    JetPort Commerce Park  - Florida                   3,604              1,034                   4,416
    Lake Pointe - Florida                             10,563              3,442                   6,450
    Exchange Distribution - Florida                    2,247                603                   2,414
    Phillips - Florida                                     -              1,375                   2,961
    Northwest Point - Texas                            3,930              1,243                   5,640
    Westport - Florida                                 2,998                980                   3,800
    Lakeside Distribution - Oklahoma                       -                120                   1,154
    Linpro Distribution - Florida                          -                613                   2,243
    Broadway Industrial Center - Arizona                   -                837                   3,349
    Dominguez Distribution - California (g)            7,529              2,006                   8,025
    Huntwood Associates - California                  12,393              3,842                  15,368
    Kingsview Industrial - California (g)              2,242                643                   2,573
    Metro Business Park - Arizona                          -              1,927                   7,708
    Sample I-95 - Florida                                  -              1,565                   6,262
    University Business Center - California           17,114              5,517                  22,067
    Wiegman Associates - California                    5,720              2,197                   8,788
    Braniff Park West - Oklahoma                           -              1,066                   4,641
    Walnut Business Park - California (g)              5,715              2,885                   5,274
    Interchange Business Park - Mississippi                -                343                   5,007
    Palm River I - Florida                                 -                540                   2,131
    West Loop II - Texas                                   -                440                   2,511
    Lockwood Distribution Center - Texas                   -                749                   5,444
    Lockhart Distribution Center - Texas                   -                  -                   3,489
    Cypress Creek - Florida                                -                  -                   2,465
    Senator Street  - Tennessee                            -                540                   2,187
    Chamberlain - Arizona                              2,423                506                   3,564
    35th Avenue - Arizona                                  -                418                   2,381
    Washington - California (g)                        4,669              1,636                   4,900
    San Clemente - California                              -                893                   2,004
    Ellis Dist. Center - Florida                           -                540                   7,513
    Westside Dist. Center - Florida                        -              1,170                  12,400
    Elmwood Business Park - Louisiana                      -              2,861                   6,337
    Riverbend Business Park - Louisiana                    -              2,592                  17,623
    Butterfield Trail Industrial - Texas                   -                  -                  19,842
    Eastlake Distribution Center - California          4,480              3,046                   6,888
    109th Street - Texas                                   -                110                     867
    Benjamin I - Florida                                   -                424                   1,966
    Chancellor Distribution - Florida                      -                291                   1,711
    Rampart II - Colorado                                  -                230                   2,977
    Benjamin II - Florida                                  -                419                   1,997
    Palm River II - Florida                                -                650                   2,494
    Estrella East - Arizona                            2,518                628                   4,694
    51st Avenue - Arizona                                  -                300                   2,029
    Stemmons Circle - Texas                                -                363                   2,014
    East University I and II - Arizona (h)              2,725             1,120                   4,482
    7th Street Dist. Center - Arizona (h)                 908               373                   1,490
    55th Street Dist. Center - Arizona (h)              2,276               912                   3,717
    Ethan Allen - California (h)                        6,191             2,544                  10,175
    Lamar  - Tennessee                                  2,147             1,332                   5,398
    Auburn Facility - Michigan                          5,041             3,230                  12,922
    World Houston 1 and 2 - Houston                     4,485               660                   5,893
    Senator Street II - Tennessee                           -               435                   1,742
    Airpark Distribution - Tennessee                        -               250                   1,916
    Airport Distribution - Arizona                          -             1,103                   4,672
    World Houston 3,4,5 - Texas                             -             1,025                   6,413
    World Houston 6 - Texas                                 -               425                   2,423
    America Plaza - Texas                                   -               662                   4,660
    Shaw Commerce - California (g)                     10,004             2,465                  11,627
    Industry Distribution - California (g)             15,990            10,230                  12,373
    Interstate Commerce - Florida                           -               485                   2,652
    Northpointe Commerce - Oklahoma                         -               777                   3,113
    Delp - Tennessee                                        -             1,049                   4,197
    Airpark - Tennessee                                     -                66                     263
    Getwell - Tennessee                                     -               151                     603
    JC Penney - Tennessee                                   -               486                   1,946
    Ambassador Row - Texas                                  -             1,156                   4,625
    Carpenter - Texas                                       -               208                     833
    Viscount - Texas                                        -               395                   1,578
    Kyrene - Arizona                                    1,091               850                   2,044
    Interstate Commons - Arizona                            -               798                   3,632
    Fairmont - Arizona                                      -               455                     482
    Central Green - Texas                                   -               566                   4,031
    Rojas - Texas                                           -               900                   3,659
    Jetport 517 & 518 - Florida                             -               541                   2,175
    Blue Heron - Florida                                    -               975                   3,626
    Meadows - Florida                                       -               407                   1,503
    Yosemite - California                                   -               259                   7,058
    John Young Parkway - Florida                            -               497                   2,444
    Walden  II- Florida                                     -               465                       -
    Sunbelt II - Florida                                    -               249                     114
    World Houston 7 & 8 - Texas                             -               680                   4,584
    Airport Commerce - Florida                              -             1,257                   4,012
    World Houston 9 - Texas                                 -               800                   4,355
    Premier Beverage - Florida                              -             1,110                   6,126
    Altamonte                                               -             1,518                   2,661
    Southeast Crossing                                      -             1,802                  10,267
    Southpointe (McCulloch)                                 -                 -                   3,982
                                                   ----------------     ------------          ------------
                                                       142,660           104,699                 440,597
                                                   ----------------     ------------          ------------

Industrial Development:
    Rampart III - Colorado                                  -              1,098                       -
    Walden I - Florida                                      -                337                       -
    Sample I-95 II - Florida                                -                815                       -
    Westlake - Florida                                      -              1,333                       -
    Sabal Sites - Florida                                   -                351                       -
    Stone - Florida                                         -              1,730                       -
    Chestnut St. - California                               -              1,674                       -
    John Young Parkway II - Florida                         -                512                       -
    Glenmont - Texas                                        -                937                       -
    Main Street - California                                -              1,606                       -
    Sunport - Florida                                       -              1,151                       -
    Interstate Commons                                      -                320                       -
    Kyrene                                                  -                640                       -
    World Houston 11                                        -                586                       -
                                                   --------------------------------------------------------------
                                                            -             13,090                       -
                                                   --------------------------------------------------------------

Office Buildings:
  Los Angeles Corporate Center - California                 -              1,363                   5,453
                                                   --------------------------------------------------------------
                                                            -              1,363                   5,453
                                                   --------------------------------------------------------------

Operating Properties Held For Sale:
  Nobel Center - California                               398                543                       -
  Letourneau - Florida                                      -                291                   1,319
  LaVista-Georgia                                       5,607              1,526                   2,886
  West Palm I and II - Florida                              -                635                   2,542
                                                   --------------------------------------------------------------
                                                        6,005              2,995                   6,747
                                                   --------------------------------------------------------------

Land Held for Sale (e):
  Jefferson Parish-Louisiana                                -              3,050                       -
                                                   --------------------------------------------------------------
                                                            -              3,050                       -
                                                   --------------------------------------------------------------

  Total real estate owned                           $ 148,665            125,197                 452,797
                                                   ==============================================================

                                       51

SCHEDULE III
(CONTINUED)


Costs Capitalized                             Gross Amount at which
Subsequent to Acquisition                  Carried at Close of Period
                                                        Buildings                    Accumulated
Capitalized                                               and                        Depreciation      Year           Year
Costs         Other                      Land         Improvements    Total         Dec. 31, 1999    Acquired     Constructed
-------------------------          ---------------------------------------------------------------------------------------

        790            -                  1,757           5,731        7,488            2,050         1988           1978
        826            -                  1,452           4,588        6,040            1,602         1988           1979
        395            -                  1,023           4,256        5,279            1,320         1988           1987
        686            -                  1,034           5,742        6,776            1,683         1989           1987
        177            -                    191             752          943              234         1989           1974
      1,157            -                  1,147           2,956        4,103              663         1989           1978
      1,155            -                    843           4,722        5,565              880         1993 1981/86/97
      1,275            -                  1,034           5,691        6,725            1,314 1993/94/95   1974/79/85
      1,738            -                  3,442           8,188       11,630            2,269         1993 1986/87
        772            -                    603           3,186        3,789              669         1994           1975
      1,920            -                  1,375           4,881        6,256              980         1994 1984/95
        293            -                  1,243           5,933        7,176              947         1994 1984/85
        941            -                    980           4,741        5,721              728         1994 1983/87
        109            -                    120           1,263        1,383              183         1994           1986
        386            2                    615           2,629        3,244              331         1996           1986
        277            -                    837           3,626        4,463              541         1996           1971
        774            -                  2,006           8,799       10,805              869         1996           1977
        126            -                  3,842          15,494       19,336            2,188         1996           1988
          1            -                    643           2,574        3,217              293         1996           1980
        463            -                  1,927           8,171       10,098            1,063         1996 1977/79
        169            -                  1,565           6,431        7,996            1,162         1996           1990
        967            3                  5,520          23,034       28,554            2,430         1996 1987/88
        273            -                  2,197           9,061       11,258              901         1996 1986/87
        450            -                  1,066           5,091        6,157              689         1996           1974
         42            -                  2,885           5,316        8,201              640         1996 1966/90
        313            -                    343           5,320        5,663              515         1997           1981
        108            -                    540           2,239        2,779              180         1997           1990
        195            -                    440           2,706        3,146              226         1997           1980
        102            -                    749           5,546        6,295              375         1997 1968/69
        596            -                      -           4,085        4,085              306         1997           1986
        380            -                      -           2,845        2,845              243         1997           1986
        104            -                    540           2,291        2,831              146         1997           1982
         10            -                    506           3,574        4,080              259         1997           1994
         68            -                    418           2,449        2,867              160         1997           1967
        164            -                  1,636           5,064        6,700              387         1997 1996/97
          -            -                    893           2,004        2,897              118         1997           1978
        351            -                    540           7,864        8,404              521         1997           1977
      1,495            -                  1,170          13,895       15,065              934         1997           1984
        397            -                  2,861           6,734        9,595              885         1997           1979
        284            -                  2,592          17,907       20,499            1,860         1997           1984
        735            -                      -          20,577       20,577            1,612         1997           1995
         68            -                  3,046           6,956       10,002              507         1997           1989
         54            -                    110             921        1,031               63         1997           1970
         18           40                    464           1,984        2,448              281         1997           1996
         15            -                    291           1,726        2,017              188 1996/97      1996/97
         85            -                    230           3,062        3,292              380 1996/97      1996/97
         22            -                    419           2,019        2,438               66 1997/98      1997/98
        164            -                    650           2,658        3,308              319 1997/98      1997/98
         20            -                    628           4,714        5,342              273         1998           1988
          5            -                    300           2,034        2,334              158         1998           1987
        111            -                    363           2,125        2,488              243         1998           1977
         39            -                  1,120           4,521        5,641              250         1998 1989/87
         16            -                    373           1,506        1,879               81         1998           1987
         80            5                    917           3,797        4,714              200         1998           1987
         94            -                  2,544          10,269       12,813              542         1998           1980
        148            -                  1,332           5,546        6,878              298         1998 1978/80
          4            -                  3,230          12,926       16,156              682         1998           1986
         38            -                    660           5,931        6,591              483         1998           1996
         94            -                    435           1,836        2,271               89         1998           1968
          2            -                    250           1,918        2,168              107         1998           1975
          8            -                  1,103           4,680        5,783              248         1998           1995
         76            -                  1,025           6,489        7,514              464         1998           1998
         37            -                    425           2,460        2,885              163         1998           1998
          -            -                    662           4,660        5,322              321         1998           1996
        265            -                  2,465          11,892       14,357              676         1998 1978/81/87
        344            -                 10,230          12,717       22,947              747         1998           1959
        257            -                    485           2,909        3,394              248         1998           1988
          -            -                    777           3,113        3,890              114         1998 1996/1997
        366            -                  1,049           4,563        5,612              262         1998           1977
         32            -                     66             295          361               16         1998           1975
         29            -                    151             632          783               33         1998           1972
          7            -                    486           1,953        2,439              103         1998           1972
        617            -                  1,156           5,242        6,398              290         1998 1958/1965
         74            -                    208             907        1,115               49         1998           1958
         25            -                    395           1,603        1,998               83         1998           1965
          8            -                    850           2,052        2,902               35         1999           1981
         14            -                    798           3,646        4,444               54         1999           1988
         11            -                    455             493          948               11         1999           1971
         10            -                    566           4,041        4,607              207         1999           1998
        456            -                    900           4,115        5,015              145         1999           1986
        112            -                    541           2,287        2,828               61         1999 1981/1982
        417            -                    975           4,043        5,018              114         1999           1986
          4            -                    407           1,507        1,914               67         1999           1988
         27            -                    259           7,085        7,344              153         1999 1974/1987
        277            -                    497           2,721        3,218              122 1997/98      1997/98
      3,789            -                    465           3,789        4,254              123         1998           1998
      1,981            -                    249           2,095        2,344               60 1997/98      1997/98
      3,034            -                    680           7,618        8,298              452         1998           1998
        313            -                  1,257           4,325        5,582               58         1998           1998
         20            -                    800           4,375        5,175               68         1998           1998
        101            -                  1,110           6,227        7,337               85         1998           1998
          -            -                  1,518           2,661        4,179               48         1999 1980/1982
          -            -                  1,802          10,267       12,069               15         1999 1987/1997
          -            -                      -           3,982        3,982                -         1999           1989
----------------------------------------------------------------------------------------------
     35,251           50         0      104,749         475,849      580,598           46,261
----------------------------------------------------------------------------------------------



      3,650            -                  1,098           3,655        4,753                - 1997/98      1997/98
          -            -                    337               -          337                - 1997/98      1997/98
      2,686            -                    815           2,686        3,501                7         1998           1998
      2,968            -                  1,333           2,968        4,301                -         1998           1998
        134            -                    351             134          485                -         1998           1998
      2,982            -                  1,730           2,982        4,712                -         1998           1998
      2,680            -                  1,674           2,680        4,354                -         1998           1998
      2,051            -                    512           2,051        2,563                2         1998           1998
      2,738            -                    937           2,738        3,675                -         1998           1998
      2,376            -                  1,606           2,376        3,982                -         1999           1999
        120            -                  1,151             120        1,271                -         1999           1999
          -            -                    320               -          320                -         1999           1999
          -            -                    640               -          640                -         1999           1999
          -            -                    586               -          586                -         1999           1999
----------------------------------------------------------------------------------------------
     22,390            -                 13,090          22,390       35,480                9
----------------------------------------------------------------------------------------------

 Office Buildings:
        103            -                  1,363           5,556        6,919              559         1996           1986
----------------------------------------------------------------------------------------------
        103            -                  1,363           5,556        6,919              559
----------------------------------------------------------------------------------------------

 Operating Properties Held For Sale:
      3,727            -                    543           3,727        4,270            1,888         1987           1986
         10            -                    291           1,329        1,620               35         1999           1972
      4,570            1                  1,527           7,456        8,983            2,778         1991 1968/96
       (428)           -                    635           2,114        2,749               49         1998           1993
----------------------------------------------------------------------------------------------
      7,879            1                  2,996          14,626       17,622            4,750
----------------------------------------------------------------------------------------------


 Land Held for Sale (e)-
         57       (2,678)(f)                429               -          429                -         1978 n/a
----------------------------------------------------------------------------------------------
         57       (2,678)                   429               -          429                -
----------------------------------------------------------------------------------------------

     65,680       (2,627)        0      122,627         518,421      641,048           51,579
==============================================================================================
                                                                      (a)(b)            (a)(b)


 (a)       Changes in Real Estate Properties follow:

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                 1999              1998               1997
                                                                             (In thousands)
Balance at beginning of year                                     $573,751         409,005            280,117
Real estate properties acquired - Meridian merger                       -          96,366                  -
Improvements                                                       55,243          32,559             19,341
Purchase of real estate properties                                 57,672          81,797            124,149
Carrying amount of investments sold                              (45,170)        (45,976)            (14,351)
Write-off of depreciated assets                                     (448)               -               (251)
                                                              ------------    ------------      ------------
Balance at end of year (1) (2)                                   $641,048         573,751            409,005
                                                              ============    ============      ============


(1) Includes a 20% minority interest in University Business Center totaling $5,711,000 at December 31, 1999. Includes 25% minority interest in JetPort Commerce Park and 56th Street Commerce Park and 20% minority interest in University Business Center totaling $7,888,000 at December 31, 1998. Includes 25% minority interest in JetPort Commerce Park, 56th Street Commerce Park, and Westport Commerce Center and 20% minority interest in University Business Center totaling $8,947,000 at December 31, 1997.

(2) Does not include the $500,000 land purchase-leaseback held for sale at December 31, 1998.

Changes in the accumulated depreciation on real estate properties follow:

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                  1999              1998             1997
                                                                             (In thousands)
Balance at beginning of year                                      $42,836          32,312             23,562
Depreciation expense                                               18,640          15,239              9,691
Accumulated depreciation on assets sold                           (9,897)         (4,715)               (859)
Write-off of fully depreciated assets                                   -               -                (82)
                                                              ------------    ------------     --------------
Balance at end of year                                            $51,579          42,836             32,312
                                                              ============    ============     ==============

(b) The aggregate cost for federal income tax purposes is approximately $500,052,000. The federal income tax return for the year ended December 31, 1999 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 1999 is based on preliminary data.

(c) Reference is made to impairment losses on real estate investments in the notes to consolidated financial statements.

(d) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (25 to 40 years) and other improvements (3 to 10 years).

(e) The investment is not producing income to the Company as of December 31, 1999.

(f) Represents a write-down of $2,496,000, income received but deferred of $45,000 and the sale of a portion of the land with a cost basis of $137,000.

(g) EastGroup has a $47,000,000, non-recourse first mortgage loan with Metropolitan Life secured by six industrial properties in California:
Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center,
Dominguez   Distribution   Center,   Walnut   Business   Center  and  Washington
Distribution Center.

(h) The Company has a mortgage loan with Prudential Life secured by East University I & II, 55th Avenue Distribution Center, 7th Street Distribution Center and Ethan Allen Distribution Center.


                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                            Number of          Interest             Final               Periodic
                                              Loans              Rate           Maturity Date        Payment Terms
                                           ------------     ----------------    ---------------    -------------------
First mortgage loans (c):
INDUSTRIAL:
   Wilson Street, Tempe,  Arizona               1                9.82%                4/01           Interest monthly
   World Houston 10, Houston, Texas             1                9.00%                2/03           Interest monthly
UNDEVELOPED LAND:
   Baypointe, Houston, Texas                    1               12.00%              10/00          P&I semi-annually
OTHER LOANS                                     1                8.50%                1/08             P&I monthly
                                           ------------
Total first mortgage loans                      4
                                           ============

                                                                                             Principal
                                                  Face Amount           Carrying             Amount of Loans
                                                  of Mortgages          Amount of         Subject to Delinquent
                                                 Dec. 31, 1999          Mortgages         Principal or Interest
                                                                                                   (d)
                                                -----------------    ----------------    ------------------------
First mortgage loans (c):
INDUSTRIAL:
   Wilson Street, Tempe, Arizona                          $2,100               2,100                 -
   World Houston 10, Houston, Texas                        4,622               4,622                 -
UNDEVELOPED LAND:
   Baypointe, Houston, Texas                               1,965               1,965                 -
OTHER LOANS                                                   19                  19                 -
                                                -----------------    ----------------    ------------------------
Total first mortgage loans                                $8,706               8,706(a)(b)
                                                =================    ================    ========================

Notes:

(a)      Changes in mortgage loans follow:

                                                                            Years Ended December 31,
                                                                    1999               1998              1997
                                                                    ----               ----              ----
                                                                                 (In thousands)
                                                             --------------------------------------------------------
Balance at beginning of year                                             $8,814            10,852             12,503
Advances on mortgage notes receivable                                     8,186                 -              1,575
Payments on mortgage notes receivable                                  (10,139)           (3,042)            (3,528)
Amortization of discount on loans, net                                      330               621                618
Deferred gains                                                            1,515               383                159
Write-down of mortgage notes receivable                                       -                 -              (475)
                                                             ------------------- ----------------- ------------------
Balance at end of year                                                   $8,706             8,814             10,852
                                                             =================== ================= ==================


(b) The aggregate cost for federal income tax purposes is approximately $8,706,000. The federal income tax return for the year ended December 31, 1999 has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 1999 is based on preliminary data.

(c) Reference is made to allowance for possible losses on real estate investments in the notes to consolidated financial statements.

(d) Interest or principal in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent principal or interest.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EASTGROUP PROPERTIES, INC.

                                           By:      /s/ David H. Hoster II
                                           -------------------------------
                                           David  H.  Hoster  II,  Chief
                                           Executive  Officer,  President
                                           & Director
                                           March 16, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



*                                           *
---------------------------------           ------------------------------
D. Pike Aloian, Director                    Alexander G. Anagnos, Director
March 9, 2000                               March 9, 2000


*                                           *
---------------------------------           -------------------------------
H. C. Bailey, Jr., Director                 Fredric H. Gould, Director
March 9, 2000                               March 9, 2000


*                                           *
---------------------------------           -------------------------------
David M. Osnos, Director                    John N. Palmer, Director
March 9, 2000                               March 9, 2000


*                                           /s/ N. Keith McKey
---------------------------------          -------------------------------
Leland R. Speed, Chairman of the Board     * By N. Keith McKey, Attorney in fact
(Principal Executive Officer)
March 9, 2000



/s/ Bruce Corkern
Bruce Corkern, Sr. Vice President & Controller
(Principal Accounting Officer)
March 16, 2000


/s/ N. Keith McKey
N. Keith McKey, Executive Vice-President,
Chief Financial Officer and Secretary
(Principal Financial Officer)
March 16, 2000

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

 (3) Form 10-K Exhibits
          (a) Articles of Incorporation (incorporated by reference to Appendix
              B to the Registrant's Proxy Statement dated April 24, 1997).
          (b) Bylaws of the Registrant (incorporated by reference to Appendix
              C to the Registrant's Proxy Statement dated April 24, 1997).
          (c) Articles  Supplementary  of the Company  relating to the 9.00%
              Series A Cumulative Redeemable Preferred Stock of the Company (incorporated by reference to the Company's Form 8-A filed June 15, 1998).
          (d) Articles  Supplementary  of  the  Company  relating  to the
              Series   B   Cumulative    Convertible    Preferred   Stock
              (incorporated by reference to the Company's Form 8-K filed on October 1, 1998).
          (e) Articles Supplementary of the Company relating to the Series C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).
          (f) Certificate of Correction to Articles Supplementary with respect to Series B Cumulative Convertible Preferred Stock (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998).

     (10) Material Contracts:
          (a) EastGroup  Properties 1994  Management  Incentive Plan, As
              Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).
          (b) EastGroup  Properties 1991 Directors Stock Option Plan, As
              Amended (incorporated by reference to Exhibit B of the Registrant's proxy statement dated April 26, 1994).*
          (c) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey)(incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
          (d) Form of Change in Control  Agreement  that  Registrant has entered into with certain executive officers (Jann W. Puckett) (incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
          (e) Purchase   Agreement  for  Jacksonville  and  New  Orleans
              Properties (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 24,
              1997).
          (f) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
          (g) Operating  Agreement  dated September 25, 1998 between the
              Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed
              October 1, 1998).
          (h) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
          (i) Credit Agreement dated January 13, 1999 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; Chase Bank of Texas, National Association, as Arranger, Book Manager and Administrative Agent; First Union National Bank, as Syndication Agent; PNC Bank, National Association, as Documentation Agent; First American National Bank, operating as Deposit Guaranty
              National Bank, as Co-Agent; and  the  Lenders   (incorporated
              by reference to the Registrant's Form 10-K for the year ended December 31, 1998).

     (21)     Subsidiaries of Registrant (filed herewith).

     (23)     Consent of KPMG LLP (filed herewith).

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

     (b)      None




*Indicates management or compensatory agreement.