Form 10-Q
period 2000-03-31
EASTGROUP PROPERTIES INC
filed 2000-05-15
CIK 49600

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2000            COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

     The number of shares of common stock, $.0001 par value, outstanding as of May 10, 2000 was 15,622,736.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                                                                                                    Pages

PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, March 31, 2000 (unaudited)
                           and December 31, 1999                                                                       3

                           Consolidated statements of income for the three months
                           ended March 31, 2000 and 1999 (unaudited)                                                   4

                           Consolidated statement of changes in stockholders' equity
                           for the three months ended March 31, 2000 (unaudited)                                       5

                           Consolidated statements of cash flows for the three months
                           ended March 31, 2000 and 1999 (unaudited)                                                   6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        10

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 16

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                                           18

SIGNATURES

Authorized signatures                                                                                                 19

                   CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                       March 31, 2000               December 31, 1999
                                                                    ---------------------        -------------------------
                                                                        (Unaudited)
ASSETS
  Real estate properties:
      Industrial                                                          $      602,353                          580,598
      Industrial development                                                      26,779                           35,480
      Other                                                                        6,919                            6,919
                                                                    ---------------------        -------------------------
                                                                                 636,051                          622,997
      Less accumulated depreciation                                              (51,913)                         (46,829)
                                                                    ---------------------        -------------------------
                                                                                 584,138                          576,168
                                                                    ---------------------        -------------------------
  Real estate held for sale
                                                                                  13,768                           18,051
      Less accumulated depreciation                                               (4,666)                          (4,750)
                                                                    ---------------------        -------------------------
                                                                                   9,102                           13,301
                                                                    ---------------------        -------------------------

  Mortgage loans                                                                   6,548                            8,706
  Investment in real estate investment trusts                                      9,559                           15,708
  Cash                                                                             2,877                            2,657
  Other assets                                                                    19,523                           15,611
                                                                    ---------------------        -------------------------

      TOTAL ASSETS                                                        $      631,747                          632,151
                                                                     ====================        =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                  $      147,619                          148,665
  Notes payable to banks                                                         100,000                           95,000
  Accounts payable & accrued expenses                                              9,147                           12,170
  Other liabilities                                                                4,876                            4,664
                                                                    ---------------------        -------------------------
                                                                                 261,642                          260,499
                                                                    ---------------------        -------------------------


  Minority interest in joint ventures                                              1,709                            1,690
  Minority interest in operating partnership                                         650                              650
                                                                    ---------------------        -------------------------
                                                                                   2,359                            2,340
                                                                    ---------------------        -------------------------


STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                         41,357                           41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                         67,178                           67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                           -                                -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,622,736 shares issued at
        March 31, 2000 and 15,555,505 at December 31, 1999                             2                                2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                                   -                                -
    Additional paid-in capital on common shares                                  234,372                          233,453
    Undistributed earnings                                                        25,187                           26,654
    Accumulated other comprehensive income                                          (350)                             668
                                                                    ---------------------        -------------------------
                                                                                 367,746                          369,312
                                                                    ---------------------        -------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      631,747                          632,151
                                                                    =====================        =========================


See accompanying notes to consolidated financial statements.


            CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (UNAUDITED)


                                                                               Three Months
                                                                                  Ended
                                                                                 March 31,
                                                                   ----------------------------------
                                                                         2000                  1999
REVENUES
Income from real estate operations                                 $       21,982            20,199
Interest:
  Mortgage loans                                                              198               288
  Other interest                                                               27                34
Other                                                                         934               364
                                                                   ---------------      ------------
                                                                           23,141            20,885
                                                                   ---------------      ------------
EXPENSES
Operating expenses from real
    estate operations                                                       5,196             4,994
Interest                                                                    4,134             4,351
Depreciation and amortization                                               5,529             4,815
General and administrative                                                  1,219             1,121
                                                                   ---------------      ------------
                                                                           16,078            15,281
                                                                   ---------------      ------------

INCOME BEFORE MINORITY INTEREST
   AND GAIN ON INVESTMENTS                                                  7,063             5,604

Minority interest in joint ventures                                            99                92
                                                                   ---------------      ------------

INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                                   6,964             5,512

Gain on real estate investments                                                 1             1,451
                                                                   ---------------      ------------
INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                           6,965             6,963

Cumulative effect of change in accounting principle                             -               418
                                                                   ---------------      ------------
NET INCOME                                                                  6,965             6,545

Preferred dividends-Series A                                                  970               970
Preferred dividends-Series B                                                1,532               219
                                                                   ---------------      ------------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                                $      4,463             5,356
                                                                   ===============      ============
BASIC PER SHARE DATA
  Net income available to common shareholders                        $       0.29              0.33
                                                                   ===============      ============
  Weighted average shares outstanding                                      15,569            16,303
                                                                   ===============      ============
DILUTED PER SHARE DATA
  Net income available to common shareholders                        $       0.28              0.33
                                                                   ===============      ============
  Weighted average shares outstanding                                      15,732            16,429
                                                                   ===============      ============


See accompanying notes to consolidated financial statements.



                        CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                  Shares     Shares                               Accumulated
                                                    of         of     Additional                     Other
                                                 Preferred   Common    Paid-In   Undistributed   Comprehensive
                                                   Stock      Stock    Capital     Earnings          Income          Total
                                                ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                         $108,535        2      233,453        26,654         668          369,312

    Comprehensive income
        Net income                                        -        -            -         6,965           -            6,965
        Net unrealized change in investment
            securities                                    -        -            -             -      (1,018)          (1,018)
                                                                                                                  ------------
           Total comprehensive income                                                                                  5,947
                                                                                                                  ------------
    Cash dividends declared-common, $.38 per
           share                                          -        -            -        (5,930)          -           (5,930)
    Preferred stock dividends declared                    -        -            -        (2,502)          -           (2,502)
    Issuance of 9,638 shares of common stock,
      incentive compensation                              -        -          174             -                          174
    Issuance of 3,343 shares of common stock,
      dividend reinvestment plan                          -        -           72             -           -               72
    Issuance of 77,750 shares of common stock,
      exercise options                                    -        -        1,103             -           -            1,103
    Purchase of 23,500 common shares,
       options exercised                                  -        -         (430)            -           -             (430)
                                                ------------------------------------------------------------------------------
  BALANCE, MARCH 31, 2000                          $108,535        2      234,372        25,187        (350)         367,746
                                                ==============================================================================



See accompanying notes to consolidated
financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                 Three Months Ended
                                                              March 31,        March 31,
                                                                2000             1999
                                                             ------------      ----------
OPERATING ACTIVITIES:
    Net income                                                  $  6,965           6,545
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Cumulative effect of change in accounting principle            -             418
        Depreciation and amortization                              5,529           4,815
        Gain on real estate investments, net                          (1)         (1,451)
        Gain on sale of real estate investment trust shares         (555)              -
        Minority interest depreciation and amortization              (39)            (92)
        Changes in operating assets and liabilities:
          Accrued income and other assets                         (1,288)         (1,624)
          Accounts payable, accrued expenses and prepaid rent       (532)         (1,048)
                                                             ------------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         10,079           7,563
                                                             ------------      ----------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                               2,158           5,862
    Advances on mortgage loans receivable                              -          (1,588)
    Proceeds from sale of real estate investments                  1,593             436
    Real estate improvements                                      (3,101)         (1,500)
    Real estate development                                       (4,776)        (11,758)
    Purchases of real estate                                      (2,517)         (9,217)
    Purchases of real estate investment trust shares                   -         (10,171)
    Proceeds from sale of real estate investment trust shares      5,826               -
    Changes in other assets and other liabilities                 (3,232)           4,036
                                                             ------------      ----------
NET CASH USED IN INVESTING ACTIVITIES                             (4,049)        (23,900)
                                                             ------------      ----------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                 37,365         179,020
    Debt issuance costs                                              (31)           (865)
    Proceeds from mortgage notes payable                               -          47,000
    Principal payments on bank borrowings                        (32,365)       (198,129)
    Principal payments on mortgage notes payable                  (1,046)         (3,537)
    Distributions paid to shareholders                            (8,432)         (6,829)
    Purchases of common shares, options exercised                   (430)           (346)
    Proceeds from exercise of stock options                        1,103               -
    Preferred stock issuance costs                                     -              (2)
    Proceeds from dividend reinvestment plan                          72              74
    Other                                                         (2,046)          1,555
                                                             ------------      ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (5,810)          17,941
                                                             ------------      ----------


INCREASE IN CASH AND CASH EQUIVALENTS                                220           1,604
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,657           2,784
                                                             ------------      ----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,877           4,388
                                                             ============      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized           $  4,325           4,648



See accompanying notes to consolidated financial statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 1999 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

     Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

(3)      SUBSEQUENT EVENTS

     Subsequent to March 31, 2000, EastGroup purchased Founders Business Center (77,000 square feet) in El Paso, Texas for $2,277,000 and 3.5 acres of land for development of Beach Boulevard (46,000 square feet) in Jacksonville, Florida for $485,000. Also, subsequent to March 31, 2000, the Company has entered into contracts to purchase the following properties:


                                                                                                 Approximate
         Property                                            Location              Size         Purchase Price
         ---------------------------------------------- -------------------- ----------------- ---------------------
                                                                                                  (In thousands)

         Interstate III                                 Dallas, Texas          78,000 sq. ft.                $2,535
         Sunport Center Land for Development            Orlando, Florida          19.65 acres                 2,774
                                                                                                --------------------
                                                                                                             $5,309
                                                                                                ====================

(4)      ACCOUNTING CHANGE

Organization Costs

     In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Unamortized organization costs of $418,000 were written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle. The accounting change reduced both basic and diluted earnings per share $.03 in first quarter 1999.

(5)      COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for the three months ended March 31, 2000 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity. The unrealized change in investment securities in the quarter ended March 31, 2000 is net of the realized gain on the liquidation of the Franklin Select Realty Trust investment securities included in net income as shown below:


                                                                                         (In thousands)
                                                                                       -------------------
         Other comprehensive income:
              Unrealized holding losses during the period                                    $      (463)
              Less reclassification adjustment for gains included in net income                     (555)
                                                                                        ------------------
         Net unrealized change in investment securities                                      $    (1,018)
                                                                                        ==================







(6)      BUSINESS SEGMENTS

     The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus depreciable real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including the ability to make distributions. The table below presents on a comparative basis for the three months ended March 31, 2000 and 1999 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.


                                                                               Three Months Ended
                                                                                   March 31,

                                                                          -----------------------------
                                                                               2000           1999
                                                                          ---------------- ------------
                                                                                 (In thousands)
Property Revenues:
    Industrial                                                                $   21,054       18,371
    Office                                                                           357        1,284
    Other                                                                            571          544
                                                                             ------------  ------------
                                                                                  21,982       20,199
                                                                             ------------  ------------
Property Expenses:
    Industrial                                                                    (4,885)      (4,245)
    Office                                                                          (101)        (447)
    Other                                                                           (210)        (302)
                                                                             ------------- ------------
                                                                                  (5,196)      (4,994)
                                                                             ------------- ------------
Property Net Operating Income:
    Industrial                                                                    16,169       14,126
    Office                                                                           256          837
    Other                                                                            361          242
                                                                             ------------- ------------
Total Property Net Operating Income                                               16,786       15,205
                                                                             ------------- ------------

Other income                                                                       1,159          686
Interest expense                                                                  (4,134)      (4,351)
General and administrative                                                        (1,219)      (1,121)
Minority interest in earnings                                                       (138)        (184)
Dividends on Series A preferred shares                                              (970)        (970)
Limited partnership unit distributions                                                12            -
                                                                             ------------- ------------

Funds From Operations                                                             11,496        9,265

Depreciation and amortization                                                     (5,529)      (4,815)
Share of joint venture depreciation and amortization                                  39           92
Gain on real estate investments                                                        1        1,451
Limited partnership unit distributions                                               (12)           -
Dividends on Series B convertible preferred shares                                (1,532)        (219)
Cumulative effect of change in accounting principle                                    -         (418)
                                                                            -------------- ------------

Net Income Available to Common Shareholders                                        4,463        5,356
Dividends on preferred shares                                                      2,502        1,189
                                                                            -------------- ------------

NET INCOME                                                                   $     6,965        6,545
                                                                            ============== ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

(Comments are for the balance sheet dated March 31, 2000 compared to December 31, 1999.)

     Assets of EastGroup were $631,747,000 at March 31, 2000, a decrease of $404,000 from December 31, 1999. Liabilities (excluding minority interests) increased $1,143,000 to $261,642,000; minority interests increased $19,000 to $2,359,000 and stockholders' equity decreased $1,566,000 to $367,746,000 during the same period. Book value per common share decreased from $16.47 at December 31, 1999 to $16.30 at March 31, 2000. The paragraphs that follow explain these changes in greater detail.

     Industrial properties increased $21,755,000 during the three months ended March 31, 2000. This increase was primarily due to the acquisition of one industrial property, the Wilson Distribution Center, for $2,517,000; capital improvements of $3,012,000 made on existing and acquired properties; the reclassification of one industrial property from real estate held for sale with costs of $2,749,000; and the reclassifications of three industrial properties from industrial development with total costs of $13,477,000.

     Industrial development decreased $8,701,000 during the three months ended March 31, 2000. This increase resulted primarily from year-to-date development costs of $4,776,000 on existing and completed development properties, offset by costs of $13,477,000 on completed development properties reclassified to industrial properties, as detailed below.

Industrial Development

                                                                        Costs Incurred

                                                            ---------------------------------------
                                              Size at         For the 3 Months     Cumulative as       Estimated
                                             Completion        Ended 3/31/00         of 3/31/00     Total Costs (1)

----------------------------------------- ----------------- ---------------------------------------------------------
                                           (Square feet)                         (In thousands)
Lease-Up:
  John Young II
    Orlando, Florida                                47,000         $        (41)             2,521             3,024
  Rampart Distribution Center III
    Denver, Colorado                                92,000                   219             4,973             5,953
  Sample 95 II
    Pompano, Florida                                70,000                    64             3,565             3,826
  Chestnut Business Center
    City of Industry, California                    75,000                   188             4,542             5,517
  Palm River North I
    Tampa, Florida                                  96,000                  (916)            3,795             5,287
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                     380,000                  (486)           19,396            23,607
                                          ----------------- --------------------- ----------------- -----------------

Under Construction:
  World Houston 11
    Houston, Texas                                 126,000                   325               911             5,455
  Palm River North II & III
    Tampa, Florida                                 116,000                 1,238             1,238             5,287
  Westlake II
    Tampa, Florida                                  70,000                 1,351             1,351             4,208
  Glenmont II
    Houston, Texas                                 104,000                   468               468             3,676
  Sunport I
    Orlando, Florida                                56,000                   339             1,610             3,024
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                           472,000                 3,721             5,578            21,650
                                          ----------------- --------------------- ----------------- -----------------

Prospective Development:
Phoenix, Arizona                                   125,000                    15               975             6,200
Tampa, Florida                                     180,000                     9               830             7,600
Jacksonville, Florida                               46,000                     -                 -             2,800
Orlando, Florida                                   359,000                     -                 -            17,300
Houston, Texas                                     126,000                     -                 -             5,040
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                      836,000                    24             1,805            38,940
                                          ----------------- --------------------- ----------------- -----------------
                                                 1,688,000        $        3,259            26,779            84,197
                                          ================= ===================== ================= =================
Completed Development and
Transferred to Industrial
Properties During Three
Months Ended March 31, 2000:

  Westlake I
    Tampa, Florida                                  70,000        $         505             4,808
  Glenmont I
    Houston, Texas                                 108,000                  (43)            3,631
  Main Street
    Carson, California                             106,000                 1,055            5,038
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                    284,000        $        1,517           13,477
                                          ================= ===================== =================

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

     Real estate held for sale decreased $4,283,000 primarily due to the sale of one industrial property, the LeTourneau Center of Commerce with a cost of $1,623,000 and the transfer of one property to real estate properties with a cost of $2,749,000. These decreases were offset by capital improvements of $89,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $5,000,000 due to depreciation expense of $5,035,000, offset by the sale of one property with accumulated depreciation of $35,000.

     Mortgage loans receivable decreased $2,158,000 during the first three months of 2000 as a result of the repayment of $2,100,000 on one mortgage loan, paydown of $57,000 on one mortgage loan and principal payments of $1,000.

     Investments in real estate investment trusts decreased from $15,708,000 at December 31, 1999 to $9,559,000 at March 31, 2000 as a result of the liquidation of the Franklin Select Realty Trust securities owned by EastGroup with a realized gain of $555,000 and a cost basis of $5,131,000. Investments in REITs also decreased due to a change of $463,000 in unrealized losses on other real estate investment trust securities.

     Other assets increased $3,912,000 during the three months ended March 31, 2000 compared to December 31, 1999 primarily as a result of a net increase in cash escrows for Section 1031 tax deferred exchange transactions, increases in unamortized leasing commissions and net increases in receivables and other prepaid costs.

     Mortgage notes payable decreased $1,046,000 during the three months ended March 31, 2000, as a result of regularly scheduled principal payments.

     Notes payable to banks increased $5,000,000 as a result of borrowings of $37,365,000 offset by payments of $32,365,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accounts payable and accrued expenses decreased $3,023,000 during the three months ended March 31, 2000 compared to December 31, 1999 primarily as a result of a net decrease in real estate operations payables, payment of 1999 accrued compensation and payment of franchise taxes.

     Accumulated other comprehensive income decreased $1,018,000 as a result of the liquidation of Franklin Select Realty Trust securities and a decrease in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Undistributed earnings decreased from $26,654,000 at December 31, 1999 to $25,187,000 at March 31, 2000, as a result of dividends on common stock of $5,930,000 exceeding net income available to common shareholders for financial reporting purposes of $4,463,000.

Results of Operations

(Comments are for the three months ended March 31, 2000, compared to the three months ended March 31, 1999.)

     Net income available to common stockholders for the three months ended March 31, 2000 was $4,463,000 ($.29 per basic share and $.28 per diluted share), compared to net income for the three months ended March 31, 1999 of $5,356,000 ($.33 per basic and diluted share). Income before gains on investments was $6,964,000 for the three months ended March 31, 2000, compared to $5,512,000 for the three months ended March 31, 1999. Gains on real estate investments were $1,000 for the three months ended March 31, 2000, compared to $1,451,000 for the three months ended March 31, 1999. The cumulative effect of the change in accounting principle was zero for the three months ended March 31, 2000, compared to $418,000 for the three months ended March 31, 1999. The paragraphs that follow describe the results of operations in greater detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $1,581,000 or 10.4% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. PNOI and percentage leased by property type were as follows:

Property Net Operating Income

                                                     PNOI
                                              Three Months Ended                  Percent
                                                  March 31,                        Leased
                                         ----------------------------- -------------------------------
                                             2000           1999           3-31-00         3-31-99
                                         -------------- -------------- ---------------- --------------
                                                (In thousands)
         Industrial                      $     16,169          14,126        98%             96%
         Other                                    617           1,079
                                         -------------- --------------
            Total PNOI                   $     16,786          15,205
                                         ============== ==============

     PNOI from industrial properties increased $2,043,000 for the three months ended March 31, 2000, compared to March 31, 1999 due to acquisitions and developments. Industrial properties held throughout the three months ended March 31, 2000 compared to the same period in 1999 showed an increase in PNOI of .2%.

     PNOI from other properties decreased $462,000 for the three months ended March 31, 2000, compared to March 31, 1999. This decrease was primarily the result of the sale of the 8150 Leesburg Pike Office Building in July 1999.

     Other revenues increased $570,000 for the three months ended March 31, 2000, compared to March 31, 1999 primarily as a result of a gain realized on the liquidation of Franklin Select Realty Trust securities owned by EastGroup.

     Bank interest expense increased $44,000 from $1,841,000 for the three months ended March 31, 1999 to $1,885,000 for the three months ended March 31, 2000. Average bank borrowings were $98,644,000 for the three months ended March 31, 2000 compared to $112,922,000 for the same period in 1999. Bank interest rates at March 31, 2000 were 7.38% on $77,000,000, 7.25% on $8,000,000 and 7.50%
on $15,000,000.  Bank interest rates at March 31, 1999 were 6.19% on $92,000,000 and 7.00% on $3,213,000. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months ended March 31, 2000 were $644,000 compared to $278,000 for the same period in 1999.

     Interest expense on real estate properties increased $105,000 from $2,788,000 for the three months ended March 31, 1999 to $2,893,000 for the three months ended March 31, 2000, primarily as a result of the issuance of the $47,000,000 mortgage loan with Metropolitan Life and assumption of the Kyrene Distribution Center mortgage, both in 1999. These increases were primarily offset by the sales of the 8150 Leesburg Pike Office Building and the Waldenbooks/Borders Distribution Center and the payoff of the Interstate Distribution Centers mortgages, all in 1999.

     Depreciation and amortization increased $714,000 for the three months ended March 31, 2000 compared to 1999. This increase was primarily due to the industrial properties acquired in both 1999 and 2000, offset by the sales of several properties in 1999 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in real estate held for sale).

     A summary of gains (losses) on real estate investments for the three months ended March 31, 2000 and 1999 is detailed below.


Gains (Losses) on Real Estate Investments
                                                                    Net            Recognized
                                                 Basis          Sales Price       Gain/(Loss)
                                            ------------------------------------------------------
                                                               (In thousands)
2000
Real estate properties:
  LeTourneau Center of  Commerce            $     1,592               1,593               1
                                            ======================================================
1999
Mortgage loans:
   Country Club-deferred gain               $    (1,127)                  -           1,127
   Gainesville-deferred gain                       (388)                  -             388
Country Club land purchase-leaseback                500                 500               -
Other                                                 -                 (64)            (64)
                                            ------------------------------------------------------
                                            $    (1,015)                436           1,451
                                            ======================================================

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-line rent for the three months ended March 31, 2000 was $423,000 compared to zero for the same period in 1999. Capital expenditures for the three months ended March 31, 2000 (by category) and 1999 are as follows:

Capital Improvements

                                                                            2000
                                              ------------------------------------------------------------
                                                                            Industrial                       1999
                                               Industrial      Other        Development        Total         Total
                                              ------------- ------------- ---------------- --------------- ----------
                                                                          (In thousands)
Upgrade on Acquisitions                       $      1,762             -                -           1,762        136
Major Renovation                                         -             -                -               -        103
New Development                                          -             -            4,776           4,776     11,483
Tenant improvements:
   New Tenants                                         626             -                -             626        420
   New Tenants (first generation)                      221             -                -             221        480
   Renewal Tenants                                      61             -                -              61         80
Other                                                  352            79                -             431        556
                                              ------------- ------------- ---------------- --------------- ----------
   Total capital improvements                 $      3,022            79            4,776           7,877     13,258
                                              ============= ============= ================ =============== ==========

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the three months ended March 31, 2000 (by category) and 1999 is as follows:


Capitalized Leasing Costs

                                                                            2000
                                           ------------------------------------------------------------

                                                                            Industrial                       1999
                                               Industrial      Other        Development        Total        Total
                                              ------------- ------------- ---------------- --------------- ---------
                                                                         (In thousands)
Capitalized leasing costs:
  New Tenants                                 $        233             -                -             233       149
  New Tenants (first generation)                        36             -            1,185           1,221        76
  Renewal Tenants                                      168            19                -             187       159
                                              ------------- ------------- ---------------- --------------- ---------
     Total capitalized leasing costs          $        437            19            1,185           1,641       384
                                              ============= ============= ================ =============== =========
Amortization of leasing costs                                                              $          478       363
                                                                                           =============== =========

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $10,079,000 for the three months ended March 31, 2000. Other sources of cash were primarily from collections on mortgage loan receivables, sales of real estate investments, liquidation of real estate investment trust shares and bank borrowings. The Company distributed $5,930,000 in common and $2,502,000 in preferred stock dividends. Other uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments and mortgage note payments. Total debt at March 31, 2000 and 1999 was as follows:


                                                                     As of March 31,
                                                            ----------------------------------
                                                                 2000              1999
                                                            ---------------- -----------------
                                                                      (In thousands)
         Mortgage notes payable - fixed rate                     $  147,619           165,957
         Bank notes payable - floating rate                         100,000            95,213
                                                            ---------------- -----------------
            Total debt                                           $  247,619           261,170
                                                            ================ =================

     The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that is due to expire in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 7.38% on $77,000,000 and 7.25% on $8,000,000 at March 31, 2000. An unused line fee of
 .25% is also assessed on this note.

     The Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that is due to expire in January 2001. The interest rate is based on Chase Bank of Texas, National Association's prime rate less
 .75% and was 8.25% at March 31, 2000. The balance at March 31, 2000 was zero.

     The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are by agreement between the Company and Chase and was 7.50% at March 31, 2000. At March 31, 2000, the outstanding balance for this loan was $15,000,000, payable on demand.

     During the third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. In September 1999, EastGroup's Board of Directors authorized the repurchase of 500,000 additional shares of its outstanding common stock and an additional 500,000 shares in December 1999. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during the quarter ended March 31, 2000. Since September 30, 1998, a total of 817,700 shares have been repurchased for $13,980,000 (an average of $17.10 per share).

     Budgeted capital expenditures and development for the year ending December 31, 2000 follow:


                                                                 Capital Improvements

                                                       --------------------------------------------------------
                                                                                     Industrial
                                                          Industrial     Other       Development      Total
                                                         ------------- ----------- ---------------- -----------
                                                                            (In thousands)
         Upgrades on Acquisitions                             $ 1,236           -                -       1,236
         New Development                                            -           -           45,000      45,000
         Tenant Improvements:
             New Tenants                                        3,064          60                -       3,124
             New Tenants (first generation)                       350           -                -         350
             Renewal Tenants                                    1,232           -                -       1,232
         Other                                                  1,842         226                -       2,068
                                                         ------------- ----------- ---------------- -----------
              Total budgeted capital improvements             $ 7,724         286           45,000      53,010
                                                         ============= =========== ================ ===========

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

     Subsequent to March 31, 2000, EastGroup purchased Founders Business Center (77,000 square feet) in El Paso, Texas for $2,277,000 and 3.5 acres of land for development of Beach Boulevard (46,000 square feet) in Jacksonville, Florida for $485,000.

     Also, subsequent to March 31, 2000, the Company entered into contracts to purchase the following properties:



         Property                                            Location              Size           Purchase Price
         ---------------------------------------------- -------------------- ----------------- ---------------------
                                                                                                  (In thousands)

         Interstate III                                 Dallas, Texas          78,000 sq. ft.       $         2,535
         Sunport Center Land for Development            Orlando, Florida          19.65 acres                 2,774
                                                                                               ---------------------
                                                                                                    $         5,309
                                                                                               =====================

     In addition, EastGroup has a contract to sell the Estelle Land (610 acres) in Jefferson Parish, Louisiana for approximately $1,129,000. The proceeds of this sale are expected to be reinvested in properties through new acquisitions. This transaction is expected to generate a gain of approximately $629,000 for financial reporting purposes.

     On February 10, 2000, Franklin Select Realty Trust announced the closing of the sale of all of the company's real estate assets for an aggregate purchase price of $131.5 million, less existing project debt assumed by the buyer of approximately $26.5 million. Pursuant to the plan of liquidation recently approved by Franklin's shareholders, Franklin's board of directors declared an initial liquidating distribution of $7.11 per share, which was paid to shareholders and received by EastGroup on March 10, 2000. The Company reported a gain from this distribution of $555,000. It is expected that Franklin's shareholders will receive a final liquidating distribution in the fourth quarter of 2000, subject, however, to final court approval of settlements of pending litigation. The total basis of EastGroup's Franklin shares was used in computing the gain on the March 10, 2000 transaction. The amount of any final distributions paid to EastGroup, minus certain transaction expenses, will be recorded as an additional gain.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities. This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks which was arranged by Chase Securities, Inc., due to expire in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 7.38% on $77,000,000 and 7.25% on $8,000,000 at March 31, 2000. In addition, the Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas. The interest rate on the $10,000,000 note is based on Chase Bank of Texas, National Association's Prime Rate less .75% and was 8.25% at March 31, 2000. This note is due to expire January 2001 and had a zero balance at March 31, 2000. Also, the Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas with an interest rate of 7.50% on $15,000,000 at March 31, 2000, payable on demand. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.


                                     Apr-Dec     2001     2002     2003      2004    Thereafter     Total    Fair Value
                                       2000

                                    ----------- ------- --------- -------- --------- ------------ ---------- ------------
Fixed rate debt (in thousands)      $  11,031    7,729    12,159    7,932     8,651      100,117    147,619      142,930
Average interest rate                    8.76%    7.77%     7.59%    8.34%     8.21%        7.77%      8.03%
Variable rate debt (in thousands)   $  15,000       -     85,000        -         -            -    100,000      100,000
Average interest rate                    7.50%      -       7.36%       -         -            -       7.38%

     As the table above incorporates only those exposures that exist as of March 31, 2000, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Forward Looking Statements

     In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                           EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - 2000 Financial Data Schedule attached hereto.

                                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2000

                                           EASTGROUP PROPERTIES, INC.

                                           /s/ Bruce Corkern
                                           Bruce Corkern, CPA
                                           Senior Vice President and Controller

                                           /s/ N. Keith McKey
                                           N. Keith McKey, CPA
                                           Executive Vice President, Chief
                                           Financial Officer and Secretary