Form 10-Q
period 2000-06-30
EASTGROUP PROPERTIES INC
filed 2000-08-14
CIK 49600

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2000                COMMISSION FILE NUMBER 1-7094

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

                                YES (x) NO ( )

                  The number of shares of common stock, $.0001 par value, outstanding as of August 9, 2000 was 15,641,676.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I.       FINANCIAL INFORMATION                                                                                  Pages
              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, June 30, 2000 (unaudited)
                           and December 31, 1999                                                                       3

                           Consolidated statements of income for the three and six
                           months ended June 30, 2000 and 1999 (unaudited)                                             4

                           Consolidated statement of changes in stockholders' equity
                           for the six months ended June 30, 2000 (unaudited)                                          5

                           Consolidated statements of cash flows for the six months
                           ended June 30, 2000 and 1999 (unaudited)                                                    6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        10

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 17

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                                        19

              Item 6.      Exhibits and Reports on Form 8-K                                                           19

SIGNATURES

Authorized signatures                                                                                                 20


                                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                       June 30, 2000                December 31, 1999
                                                                    ---------------------        -------------------------
                                                                        (Unaudited)
ASSETS
  Real estate properties:
      Industrial                                                               $ 630,132                          580,598
      Industrial development                                                      20,162                           35,480
      Other                                                                        6,919                            6,919
                                                                    ---------------------        -------------------------
                                                                                 657,213                          622,997
      Less accumulated depreciation                                              (57,298)                         (46,829)
                                                                    ---------------------        -------------------------
                                                                                 599,915                          576,168
                                                                    ---------------------        -------------------------

  Real estate held for sale                                                       13,418                           18,051
      Less accumulated depreciation                                               (4,666)                          (4,750)
                                                                    ---------------------        -------------------------
                                                                                   8,752                           13,301
                                                                    ---------------------        -------------------------

  Mortgage loans                                                                   7,042                            8,706
  Investment in real estate investment trusts                                     12,216                           15,708
  Cash                                                                             3,690                            2,657
  Other assets                                                                    17,004                           15,611
                                                                    ---------------------        -------------------------
      TOTAL ASSETS                                                             $ 648,619                          632,151
                                                                    =====================        =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                       $ 149,879                          148,665
  Notes payable to banks                                                         111,847                           95,000
  Accounts payable & accrued expenses                                             10,886                           12,170
  Other liabilities                                                                4,882                            4,664
                                                                    ---------------------        -------------------------
                                                                                 277,494                          260,499
                                                                    ---------------------        -------------------------

  Minority interest in joint ventures                                              1,701                            1,690
  Minority interest in operating partnership                                         325                              650
                                                                    ---------------------        -------------------------
                                                                                   2,026                            2,340
                                                                    ---------------------        -------------------------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                         41,357                           41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                         67,178                           67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                           -                                -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,630,676 shares issued at
        June 30, 2000 and 15,555,505 at December 31, 1999                              2                                2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                                   -                                -
    Additional paid-in capital on common shares                                  234,493                          233,453
    Undistributed earnings                                                        23,762                           26,654
    Accumulated other comprehensive income                                         2,307                              668
                                                                    ---------------------        -------------------------
                                                                                 369,099                          369,312
                                                                    ---------------------        -------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 648,619                          632,151
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



                                              CONSOLIDATED STATEMENTS OF INCOME
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)

                                                            Three Months                  Six Months
                                                               Ended                        Ended
                                                              June 30,                     June 30,
                                                        -------------------         -----------------------
                                                         2000        1999             2000         1999

REVENUES

Income from real estate operations                       $ 23,053     20,262            45,035       40,461
Interest:
  Mortgage loans                                              185        395               383          683
  Other interest                                               76         45               103           79
Gain on sale of securities                                      -          -               555            -
Other                                                         292        396               671          760
                                                        --------------------         ----------------------
                                                           23,606     21,098            46,747       41,983
                                                        --------------------         ----------------------
EXPENSES

Operating expenses from real
    estate operations                                       5,325      4,901            10,521        9,895
Interest                                                    4,585      4,634             8,719        8,985
Depreciation and amortization                               5,911      4,900            11,440        9,715
General and administrative                                  1,269        920             2,488        2,041
                                                        --------------------         ----------------------
                                                           17,090     15,355            33,168       30,636
                                                        --------------------         ----------------------
INCOME BEFORE MINORITY INTEREST AND
   GAIN ON REAL ESTATE INVESTMENTS                          6,516      5,743            13,579       11,347
Minority interest in joint ventures                           121        114               220          206
                                                        --------------------         ----------------------
INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                   6,395      5,629            13,359       11,141

Gain on real estate investments                               620        224               621        1,675
                                                        --------------------         ----------------------
INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                           7,015      5,853            13,980       12,816

Cumulative effect of change in accounting principle             -          -                 -          418
                                                        --------------------         ----------------------
NET INCOME                                                  7,015      5,853            13,980       12,398

Preferred dividends-Series A                                  970        970             1,940        1,940
Preferred dividends-Series B                                1,532        219             3,064          438
                                                        --------------------         ----------------------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                     $ 4,513      4,664             8,976       10,020
                                                        ========================  ==========================
BASIC PER SHARE DATA
  Net income available to common shareholders              $ 0.29       0.29              0.58         0.62
                                                        ========================  ==========================

  Weighted average shares outstanding                      15,624     16,076            15,597       16,189
                                                        ========================  ==========================
DILUTED PER SHARE DATA
  Net income available to common shareholders              $ 0.29       0.29              0.57         0.61
                                                         =======================  ==========================

  Weighted average shares outstanding                      15,785     16,245            15,760       16,336
                                                        ========================  ==========================

See accompanying notes to consolidated financial statements.

                                    CONSOLIDATED STATEMENT OF CHANGES
                                   IN STOCKHOLDERS' EQUITY (UNAUDITED)
                          (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                               Accumulated
                                                                    Additional                   Other
                                               Preferred   Common    Paid-In    Undistributed Comprehensive
                                                 Stock      Stock    Capital      Earnings       Income       Total
                                               ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                      $ 108,535         2   233,453      26,654             668    369,312
    Comprehensive income
        Net income                                      -         -         -      13,980               -     13,980
        Net unrealized change in investment securities  -         -         -           -           1,639      1,639
                                                                                                           ----------
            Total comprehensive income                                                                        15,619
                                                                                                           ----------
    Cash dividends declared-common, $.76 per share      -         -         -     (11,868)              -    (11,868)
    Preferred stock dividends declared                  -         -         -      (5,004)                    (5,004)
    Issuance of 9,638 shares of common stock,
      incentive compensation                            -         -       174           -               -        174
    Issuance of 6,783 shares of common stock,
      dividend reinvestment plan                        -         -       145           -               -        145
    Issuance of 82,250 shares of common stock,
      exercise options                                  -         -     1,161           -               -      1,161
    Repurchase limited partnership units                -         -       (10)          -               -        (10)
    Purchase of 23,500 common shares                    -         -      (430)          -               -       (430)
                                               ----------------------------------------------------------------------
BALANCE, JUNE 30, 2000                          $ 108,535         2   234,493      23,762           2,307    369,099
                                               ======================================================================



See accompanying notes to consolidated financial statements.



                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                (IN THOUSANDS)


                                                                      Six Months Ended
                                                               June 30,           June 30,
                                                                 2000               1999
                                                              ------------      --------------

OPERATING ACTIVITIES:
    Net income                                                   $ 13,980              12,398
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Cumulative effect of change in accounting principle             -                 418
        Depreciation and amortization                              11,440               9,715
        Gain on real estate investments, net                         (621)             (1,675)
        Gain on sale of securities                                   (555)                  -
        Minority interest depreciation and amortization               (78)               (163)
        Changes in operating assets and liabilities:
          Accrued income and other assets                            (511)             (1,960)
          Accounts payable, accrued expenses and prepaid rent       2,100                (148)
                                                              ------------      --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          25,755              18,585
                                                              ------------      --------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                2,158               5,682
    Advances on mortgage loans receivable                            (494)             (5,266)
    Proceeds from sale of real estate investments                   2,642                 797
    Real estate improvements                                       (6,046)             (3,430)
    Real estate development                                       (18,242)            (25,431)
    Purchases of real estate                                       (7,347)            (13,778)
    Purchases of securities                                             -             (10,171)
    Proceeds from sale of securities                                5,826                   -
    Changes in other assets and other liabilities                  (1,970)              3,484
                                                              ------------      --------------
NET CASH USED IN INVESTING ACTIVITIES                             (23,473)            (48,113)
                                                              ------------      --------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                  92,849             217,686
    Principal payments on bank borrowings                         (76,002)           (212,188)
    Proceeds from mortgage notes payable                           11,500              47,000
    Principal payments on mortgage notes payable                  (10,286)             (4,574)
    Distributions paid to shareholders                            (16,872)            (13,796)
    Purchase of limited partnership units                            (335)                  -
    Purchases of common shares                                       (430)             (4,774)
    Proceeds from exercise of stock options                         1,161                 289
    Preferred stock issuance costs                                      -                  (2)
    Proceeds from dividend reinvestment plan                          145                 145
    Debt issuance costs                                               (76)               (901)
    Other                                                          (2,903)              2,019
                                                              ------------      --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (1,249)             30,904
                                                              ------------      --------------

INCREASE IN CASH AND CASH EQUIVALENTS                               1,033               1,376
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,657               2,784
                                                              ------------      --------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 3,690               4,160
                                                              ============      ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized             $ 8,942               7,848



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

(3)      SUBSEQUENT EVENTS

         Subsequent to June 30, 2000, EastGroup purchased Broadway Industrial Park #4 (44,000 square feet) in Tempe, Arizona for $2,015,000.

(4)      ACCOUNTING CHANGE

Organization Costs

         In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Unamortized organization costs of $418,000 were written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle. The accounting change reduced basic and diluted earnings per share $.02 and $.03, respectively, for the six months ending June 30, 1999.

(5)      COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for the six months ended June 30, 2000 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity.

                                                                                          (In thousands)
                                                                                          ----------------
         Other comprehensive income:
             Unrealized holding gains during the period, net of losses of $158             $       2,194
             Less reclassification adjustment for gains included in net income                      (555)
                                                                                          ----------------
         Net unrealized change in investment securities                                     $      1,639
                                                                                          ================




(6)      BUSINESS SEGMENTS

         The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the
Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including the ability to make distributions. The table below presents on a comparative basis for the three months and six months ended June 30, 2000 and 1999 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.


                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                        ---------------- ------------- --------------- --------------
                                                             2000            1999           2000           1999
                                                        ---------------- ------------- --------------- --------------
                                                                                 (In thousands)
Property Revenues:

    Industrial                                               $   22,115        18,383          43,169         36,754
    Office                                                          354         1,335             711          2,619
    Other                                                           584           544           1,155          1,088
                                                        ---------------- ------------- --------------- --------------
                                                                 23,053        20,262          45,035         40,461
                                                        ---------------- ------------- --------------- --------------
Property Expenses:

    Industrial                                                  (4,984)       (4,278)         (9,869)        (8,526)
    Office                                                         (96)         (425)           (197)          (868)
    Other                                                         (245)         (198)           (455)          (501)
                                                        ---------------- ------------- --------------- --------------
                                                                (5,325)       (4,901)        (10,521)        (9,895)
                                                        ---------------- ------------- --------------- --------------
Property Net Operating Income:

    Industrial                                                   17,131        14,105          33,300         28,228
    Office                                                          258           910             514          1,751
    Other                                                           339           346             700            587
                                                        ---------------- ------------- --------------- --------------
Total Property Net Operating Income                              17,728        15,361          34,514         30,566
                                                        ---------------- ------------- --------------- --------------

Gain on sale of securities                                            -             -             555              -
Gain on nondepreciable real estate investments                      620             -             620              -
Other income                                                        553           836           1,157          1,522
Interest expense                                                 (4,585)       (4,634)         (8,719)        (8,985)
General and administrative                                       (1,269)         (920)         (2,488)        (2,041)
Minority interest in earnings                                      (160)         (185)           (298)          (369)
Dividends on Series A preferred shares                             (970)         (970)         (1,940)        (1,940)
Limited partnership unit distributions                                6             -              18              -
                                                        ---------------- ------------- --------------- --------------

Funds From Operations                                            11,923         9,488          23,419         18,753

Depreciation and amortization                                    (5,911)       (4,900)        (11,440)        (9,715)
Share of joint venture depreciation and amortization                 39            71              78            163
Gain on depreciable real estate investments                           -           224               1          1,675
Limited partnership unit distributions                               (6)            -             (18)             -
Dividends on Series B convertible preferred shares               (1,532)         (219)         (3,064)          (438)
Cumulative effect of change in accounting principle                   -             -               -           (418)
                                                        ---------------- ------------- --------------- --------------

Net Income Available to Common Shareholders                       4,513         4,664           8,976         10,020
Dividends on preferred shares                                     2,502         1,189           5,004          2,378
                                                        ---------------- ------------- --------------- --------------

NET INCOME                                                   $    7,015         5,853          13,980         12,398
                                                        ================ ============= =============== ==============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

(Comments are for the balance sheet dated June 30, 2000 compared to December 31, 1999.)

         Assets of EastGroup were $648,619,000 at June 30, 2000, an increase of $16,468,000 from December 31, 1999. Liabilities (excluding minority interests) increased $16,995,000 to $277,494,000; minority interests decreased $314,000 to $2,026,000 and stockholders' equity decreased $213,000 to $369,099,000 during the same period. Book value per common share decreased from $16.47 at December 31, 1999 to $16.38 at June 30, 2000. The paragraphs that follow explain these changes in greater detail.

         Industrial properties increased $49,534,000 during the six months ended June 30, 2000. This increase was primarily due to the acquisition of three industrial properties for $7,347,000, as detailed below; capital improvements of $5,878,000 made on existing and acquired properties; the reclassification of one industrial property from real estate held for sale with costs of $2,749,000; and the reclassifications of eight industrial properties from industrial development with total costs of $33,560,000.

 Industrial Properties Acquired                                    Size            Date Acquired         Cost
             in 2000                       Location           (Square Feet)                         (In thousands)
---------------------------------- ------------------------- ----------------- ----------------- -------------------
Wilson Distribution Center         Tempe, Arizona                      56,000          01-13-00              $2,517
Founders Business Center           El Paso, Texas                      77,000          04-11-00               2,302
Interstate Distribution Center III Dallas, Texas                       78,000          05-19-00               2,528
                                                                                                 -------------------
   Total Industrial Acquisitions                                                                             $7,347
                                                                                                 ===================




         Industrial development decreased $15,318,000 during the six months ended June 30, 2000 as a result of the reclassifications of eight development properties to industrial real estate properties, offset by year-to-date development costs of $18,242,000 on existing and completed development properties, as detailed below.

Industrial Development
                                                                        Costs Incurred
                                                            ---------------------------------------
                                              Size at         For the 6 Months     Cumulative as       Estimated
                                             Completion        Ended 6/30/00         of 6/30/00     Total Costs (1)
----------------------------------------- ----------------- ---------------------------------------------------------
                                           (Square feet)                         (In thousands)
Lease-Up:
  Glenmont II
    Houston, Texas                                 104,000             $   1,886             2,354             3,676
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                     104,000                 1,886             2,354             3,676
                                          ----------------- --------------------- ----------------- -----------------

Under Construction:
  World Houston 11
    Houston, Texas                                 126,000                 1,189             1,775             5,455
  Palm River North I & III
    Tampa, Florida                                 116,000                 2,039             3,605             5,287
  Westlake II
    Tampa, Florida                                  70,000                 2,583             2,583             4,208
  Sunport I
    Orlando, Florida                                56,000                   992             2,263             3,024
  Beach Commerce Center
    Jacksonville, Florida                           46,000                 1,345             1,345             2,800
  Interstate Commons II
    Phoenix, Arizona                                58,000                    49               369             3,000
  Techway Southwest I
    Houston, Texas                                 126,000                   665               665             5,040
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                           598,000                 8,862            12,605            28,814
                                          ----------------- --------------------- ----------------- -----------------

Prospective Development:
Phoenix, Arizona                                    60,000                     -               640             3,200
Tampa, Florida                                     180,000                    18               839             7,600
Orlando, Florida                                   359,000                 1,962             1,962            17,300
Houston, Texas                                     317,000                 1,762             1,762            12,300
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                      916,000                 3,742             5,203            40,400
                                          ----------------- --------------------- ----------------- -----------------
                                                 1,618,000            $   14,490            20,162            72,890
                                          ================= ===================== ================= =================

Completed Development and
Transferred to Industrial
Properties During Six
Months Ended June 30, 2000:
  John Young II
    Orlando, Florida                                47,000               $   315             2,877
  Rampart Distribution Center III
    Denver, Colorado                                92,000                   804             5,558
  Sample 95 II
    Pompano, Florida                                70,000                   271             3,772
  Chestnut Business Center
    City of Industry, California                    75,000                   354             4,708
  Palm River North II
    Tampa, Florida (2)                              96,000                    23             3,168
  Westlake I
    Tampa, Florida                                  70,000                   505             4,808
  Glenmont I
    Houston, Texas (2)                             108,000                   425             3,631
  Main Street
    Carson, California                             106,000                 1,055             5,038
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                    664,000             $   3,752            33,560
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

         Real estate held for sale decreased $4,633,000 primarily due to the sale of one industrial property, the LeTourneau Center of Commerce with a cost of $1,623,000, the transfer of West Palm I and II to real estate properties with a cost of $2,749,000, and the sale of Estelle land with a cost of $429,000. These decreases were offset by capital improvements of $168,000 to the properties held for sale.

         Accumulated depreciation on real estate properties and real estate held for sale increased $10,385,000 due to depreciation expense of $10,420,000, offset by the sale of one property with accumulated depreciation of $35,000.

         Mortgage loans receivable decreased $1,664,000 during the first six months of 2000 as a result of the repayment of $2,100,000 on one mortgage loan, pay down of $57,000 on one mortgage loan and principal payments of $1,000, offset by the advance of $494,000 on one mortgage loan.

         Investments in real estate investment trusts decreased from $15,708,000 at December 31, 1999 to $12,216,000 at June 30, 2000, primarily as a result of the first liquidating dividend of Franklin Select Realty Trust. The Company`s basis in the investment decreased from $5,844,000 to zero. This decrease was partially offset by an increase in the market value of the Company's investment in Pacific Gulf Properties of $2,352,000. Pacific Gulf Properties has announced that it is selling most of its assets (see Liquidity and Capital Resources).

         Other assets increased $1,393,000 during the six months ended June 30, 2000 compared to December 31, 1999 primarily as a result of increases in unamortized leasing commissions.

         Mortgage notes payable increased $1,214,000 during the six months ended June 30, 2000 as a result of one new note for $11,500,000, offset by regularly scheduled principal payments of $1,875,000 and the repayment of one note for $8,411,000.

         Notes payable to banks increased $16,847,000 as a result of borrowings of $92,849,000 offset by payments of $76,002,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

         Accounts payable and accrued expenses decreased $1,284,000 during the six months ended June 30, 2000 compared to December 31, 1999 primarily as a result of a net decrease in payables due to timing differences.

         Accumulated other comprehensive income increased $1,639,000 as a result of the liquidation of Franklin Select Realty Trust securities and an increase in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings decreased from $26,654,000 at December 31, 1999 to $23,762,000 at June 30, 2000 as a result of dividends on common stock of $11,868,000 exceeding net income available to common shareholders for financial reporting purposes of $8,976,000.

Results of Operations

(Comments are for the three months and six months ended June 30, 2000 compared to the three months and six months ended June 30, 1999.)

         Net income available to common stockholders for the three months and six months ended June 30, 2000 was $4,513,000 ($.29 per basic share and diluted share) and $8,976,000 ($.58 per basic share and $.57 per diluted share), compared to net income for the three months and six months ended June 30, 1999 of $4,664,000 ($.29 per basic and diluted share) and $10,020,000 ($.62 per basic share and $.61 per diluted share). Income before gain on real estate investments was $6,395,000 and $13,359,000 for the three months and six months ended June 30, 2000, compared to $5,629,000 and $11,141,000 for the three months and six months ended June 30, 1999. Gain on real estate investments was $620,000 and $621,000 for the three months and six months ended June 30, 2000, compared to $224,000 and $1,675,000 for the three months and six months ended June 30, 1999. The cumulative effect of the change in accounting principle (described in Note 4 to the financial statements) was zero for the three months and six months ended June 30, 2000, compared to zero and $418,000 for the three months and six months ended June 30, 1999. The paragraphs that follow describe the results of operations in greater detail.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $2,367,000 or 15.4% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. For the six months ended June 30, 2000, PNOI increased by $3,948,000 or 12.9% compared to the six months ended June 30, 1999. PNOI and percentage leased by property type were as follows:

Property Net Operating Income

                                            Three Months Ended          Six Months Ended             Percent
                                                 June 30,                   June 30,                 Leased

                                         ------------- ------------ ----------- ------------- ----------- ----------
                                             2000         1999         2000         1999       6-30-00     6-30-99
                                         ------------- ------------ ----------- ------------- ----------- ----------
                                                              (In thousands)

         Industrial                          $ 17,131       14,105      33,300        28,228     97%         97%
         Office                                   258          910         514         1,751
         Other                                    339          346         700           587
                                         ------------- ------------ ----------- -------------
            Total PNOI                       $ 17,728       15,361      34,514        30,566
                                         ============= ============ =========== =============


         PNOI from industrial properties increased $3,026,000 and $5,072,000 for the three months and six months ended June 30, 2000, compared to June 30, 1999, primarily due to acquisitions, rental rate increases and developments. Industrial properties held throughout the three months and six months ended June 30, 2000 compared to the same period in 1999 showed an increase in PNOI of 5.2% for the three months ended June 30, 2000 and 2.4% for the six months ended June 30, 2000.

         PNOI from office properties decreased $652,000 and $1,237,000 for the three months and six months ended June 30, 2000, compared to June 30, 1999. These decreases were primarily the result of the sale of the 8150 Leesburg Pike Office Building in July 1999. PNOI from other properties decreased slightly for the three months ended June 30, 2000, but increased $113,000 for the six months ended June 30, 2000 due to increased occupancy at the La Vista apartment complex in Atlanta.

         Gain on sale of securities increased $555,000 for the six months ended June 30, 2000, compared to June 30, 1999 as a result of a gain realized on the first liquidating dividend of Franklin Select Realty Trust.

         Bank interest expense increased $378,000 and $432,000 for the three months and six months ended June 30, 2000 compared to 1999. Average bank borrowings were $106,045,000 and $102,349,000 for the three months and six months ended June 30, 2000 compared to $107,197,000 and $110,240,000 for the same periods of 1999. Average bank interest rates were 8.02% and 7.71% for the three months and six months ended June 30, 2000 compared to 6.56% and 6.38% for the same periods of 1999. Bank interest rates at June 30, 2000 were 7.91% on $105,000,000, 7.75% on $5,000,000 and 8.75% on $1,847,000. Bank interest rates at June 30, 1999 were 6.19% on  $107,000,000,  7.75% on $4,000,000  and 7.00% on
$8,820,000. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months and six months ended June 30, 2000 were $388,000 and $1,032,000 compared to $481,000 and $759,000 for the three months and six months ended June 30, 1999.

         Interest expense on real estate properties decreased $511,000 and $404,000 for the three months and six months ended June 30, 2000 compared to 1999. These decreases were primarily the result of the sales of the 8150 Leesburg Pike Office Building and the Waldenbooks/Borders Distribution Center in 1999, the payoff of the Interstate Distribution Centers mortgages in 1999 and the payoff of one of the University Business Center mortgages in 2000. These decreases were partially offset by increases due to the assumption of the Kyrene mortgage in 1999 and a new mortgage for University Business Center in 2000.

         Depreciation and amortization increased $1,011,000 and $1,725,000 for the three months and six months ended June 30, 2000 compared to 1999. This increase was primarily due to the industrial properties acquired in both 1999 and 2000 and development properties that achieved stabilized operations in 1999 and 2000, offset by the sales of several properties in 1999 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in real estate held for sale).

        A summary of gains on real estate investments for the six months ended June 30, 2000 and 1999 is detailed below.


Gains on Real Estate Investments

                                                                    Net            Recognized
                                                 Basis          Sales Price           Gain
                                            ------------------------------------------------------
                                                                (In thousands)
2000
Real estate properties:
  LeTourneau Center of  Commerce            $       1,592            1,593                1
Estelle land                                          429            1,049              620
                                            ------------------------------------------------------
                                            $       2,021            2,642              621
                                            ======================================================
1999
Mortgage loans:
   Country Club-deferred gain               $      (1,127)               -            1,127
   Gainesville-deferred gain                         (388)               -              388
Country Club land purchase-leaseback                  500              500                -
Other                                                 137              297              160
                                            ------------------------------------------------------
                                            $        (878)             797            1,675
                                            ======================================================

         NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-line rent for the three months and six months ended June 30, 2000 was $343,000 and $766,000 compared to zero for the same periods in 1999. Capital improvements for the six months ended June 30, 2000 (by category) and 1999 are as follows:

Capital Improvements

                                                             2000
                                              ------------------------------------------
                                                                                           1999
                                               Industrial      Other          Total        Total
                                              ------------- ------------- -------------- ----------
                                                                 (In thousands)

Upgrade on Acquisitions                        $   2,814               -          2,814        333
Major Renovation                                       -               -              -         53
New Development                                        -               -              -         77
Tenant improvements:
   New Tenants                                      1,204              -          1,204      1,317
   New Tenants (first generation)                     521              -            521        174
   Renewal Tenants                                    487              -            487        247
Other                                                 866            154          1,020      1,229
                                              ------------- ------------- -------------- ----------
   Total capital improvements                  $    5,892            154          6,046      3,430
                                              ============= ============= ============== ==========

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the six months ended June 30, 2000 (by category) and 1999 is as follows:

Capitalized Leasing Costs
                                                                         2000
                                              ------------------------------------------------------------
                                                                            Industrial                       1999
                                               Industrial      Other        Development        Total        Total
                                              ------------- ------------- ---------------- --------------- ---------
                                                                         (In thousands)
Capitalized leasing costs:
  New Tenants                                       $  287             -                -             287       179
  New Tenants (first generation)                        96             -            1,254           1,350       109
  Renewal Tenants                                      544            19                -             563       411
                                              ------------- ------------- ---------------- --------------- ---------
     Total capitalized leasing costs                $  927            19            1,254           2,200       699
                                              ============= ============= ================ =============== =========

Amortization of leasing costs                                                                     $   989       739
                                                                                           =============== =========


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $25,755,000 for the six months ended June 30, 2000. Other sources of cash were primarily from collections on mortgage loan receivables, sales of real estate investments, liquidation of real estate investment trust shares, bank borrowings and a new mortgage note. The Company distributed $11,868,000 in common and $5,004,000 in preferred stock dividends. Other primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments and mortgage note payments. Total debt at June 30, 2000 and 1999 was as follows:

                                                                     As of June 30,
                                                            ----------------------------------
                                                                 2000              1999
                                                            ---------------- -----------------
                                                                     (In thousands)

         Mortgage notes payable - fixed rate                     $  149,879           164,920
         Bank notes payable - floating rate                         111,847           119,820
                                                            ---------------- -----------------
            Total debt                                           $  261,726           284,740
                                                            ================ =================

         The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that is due to expire in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 7.9063% on $97,000,000 and 7.90% on $8,000,000 at June 30, 2000. An unused line fee of .25%
is also assessed on this note.

         The Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that is due to expire in January 2001. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 8.75% at June 30, 2000. The balance at June 30, 2000 was $1,847,000.

         The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are by agreement between the Company and Chase and was 7.75% at June 30, 2000. At June 30, 2000, the outstanding balance for this loan was $5,000,000, payable on demand.

         In June 2000, EastGroup closed a mortgage loan with Metropolitan Life Insurance Company to refinance the Company's only mortgage debt maturity for 2000. A mortgage of $8.4 million at 9.06% was repaid and replaced with an $11.5 million nonrecourse mortgage at 7.98%. The loan matures in 12 years and has an amortization based on 25 years.

         In July 2000, EastGroup signed an application with New York Life Insurance Company for a $26.3 million nonrecourse mortgage secured by nine buildings in Houston, Texas. The note will have an interest rate of 7.92%, a 30-year amortization and a 10 1/2-year maturity. The loan is scheduled to close in October, but there can be no assurance that it will close at such time.

         During  the  third  quarter  1998,   EastGroup's   Board  of  Directors
authorized the repurchase of up to 500,000 shares of its outstanding common stock. In September 1999, EastGroup's Board of Directors authorized the repurchase of 500,000 additional shares of its outstanding common stock and an additional 500,000 shares in December 1999. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during the six months ended June 30, 2000. Since September 30, 1998, a total of 817,700 shares have been repurchased for $13,980,000 (an average of $17.10 per share).

         During the second quarter of 2000, the Company entered into a contract to purchase the Center One property in Tampa, Florida (97,000 square feet) for a cost of approximately $3,321,000. In June, the Company entered into a contract to purchase West Loop I in Houston, Texas (84,000 square feet) for $2,350,000. Also, the Company is still under contract to purchase the Sunport Center land for development (19.65 acres) for approximately $2,774,000. All of these acquisitions are expected to close during the third quarter of 2000.

         On February 10, 2000, Franklin Select Realty Trust announced the closing of the sale of all of the company's real estate assets for an aggregate purchase price of $131.5 million, less existing project debt assumed by the buyer of approximately $26.5 million. Pursuant to the plan of liquidation recently approved by Franklin's shareholders, Franklin's board of directors declared an initial liquidating distribution of $7.11 per share, which was paid to shareholders and received by EastGroup on March 10, 2000. The Company reported a gain from this distribution of $555,000. It is expected that Franklin's shareholders will receive a final liquidating distribution in the fourth quarter of 2000, subject, however, to final court approval of settlements of pending litigation. The total basis of EastGroup's Franklin shares was used in computing the gain on the March 10, 2000 transaction. The amount of any final distributions paid to EastGroup, minus certain transaction expenses, will be recorded as an additional gain. The Company estimates an additional distribution and gain of $700,000 in the fourth quarter of 2000 based on FSN's quarterly reports.

         EastGroup owns 487,100 shares of Pacific Gulf Properties (PAG) with a cost basis of $9,909,000 or $20.34 per share. On June 20, 2000, PAG announced that it had entered into an agreement to sell all of its industrial properties and is marketing its multi-family assets with the disposition of its senior housing assets to be determined at a future date. Pacific Gulf also announced that the industrial and multi-family sales were scheduled to close before the end of the year and that it planned to distribute the sales proceeds of approximately $26.00 per share to shareholders in the fourth quarter of 2000. As a result of the announced PAG distribution, EastGroup expects to record a gain of approximately $2,750,000 in the fourth quarter of this year.

         Subsequent to June 30, 2000, EastGroup purchased Broadway Industrial Park #4 (44,000 square feet) in Tempe, Arizona for $2,015,000.

         Budgeted capital improvements for the year ending December 31, 2000 follow:

                                                                Capital Improvements
                                                          Industrial     Other       Total
                                                         ------------- ----------- -----------
                                                                    (In thousands)

         Upgrades on Acquisitions                             $ 1,236           -       1,236
         Tenant Improvements:
             New Tenants                                        3,064          60       3,124
             New Tenants (first generation)                       350           -         350
             Renewal Tenants                                    1,232           -       1,232
         Other                                                  1,842         226       2,068
                                                         ------------- ----------- -----------
              Total budgeted capital improvements             $ 7,724         286       8,010
                                                         ============= =========== ===========

         Budgeted industrial development costs are estimated to be $45,000,000 for the year.

         The Company anticipates that its current cash balance, operating cash flows, and borrowings under the lines of credit will be adequate for the Company's (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) common share repurchases.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities. This debt is used to main-tain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has several variable bank lines as discussed under Liquidity and Capital Resources. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.


                                     Jul-Dec                                                                   Fair
                                       2000      2001     2002      2003     2004    Thereafter     Total      Value
                                    ----------- ------- ---------- -------- -------- ------------ ---------- ----------
Fixed rate debt (in thousands)      $    1,865   7,886     12,329    8,116    8,851      110,832    149,879    145,333
Weighted average interest rate           7.75%   7.77%      7.59%    8.33%    8.21%        7.64%      7.72%
Variable rate debt (in thousands)   $    6,847       -    105,000        -        -            -    111,847    111,847
Weighted average interest rate           8.02%       -      7.91%        -        -            -      7.91%

         As the table above incorporates only those exposures that exist as of June 30, 2000, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

                           EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 1, 2000, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, Alexander G. Anagnos, H.C. Bailey, Jr., Fredric H. Gould, David H. Hoster II, David M. Osnos, John N. Palmer and Leland
R. Speed were elected directors of the Registrant, each to serve until the 2001 Annual Meeting. The following is a summary of the voting for directors:

                                                                                                              Vote
         Nominee                                                                     Vote For                Withheld
         --------------                                                             ----------               --------
         D. Pike Aloian                                                             16,304,769                 84,481
         Alexander G. Anagnos                                                       16,310,712                 78,538
         H.C. Bailey, Jr.                                                           16,328,269                 60,981
         Fredric H. Gould                                                           16,328,767                 60,483
         David H. Hoster II                                                         16,320,339                 68,911
         David M. Osnos                                                             16,177,383                211,867
         John N. Palmer                                                             16,319,560                 69,691
         Leland R. Speed                                                            16,312,882                 76,368

         At the same meeting, shareholders were asked to vote on a proposal to ratify the adoption of the 2000 Directors Stock Option Plan. The Plan provides for automatic grants to directors who are not employees of options to purchase shares of Common Stock. The following is a summary of the voting:

        For                  15,702,065
        Against                 539,817
        Abstain                 147,369


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - 2000 Financial Data Schedule attached hereto.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2000

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