Form 10-Q
period 2000-09-30
EASTGROUP PROPERTIES INC
filed 2000-11-13
CIK 49600

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NUMBER 1-7094

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

                                                  YES (x) NO ( )

         The number of shares of common stock, $.0001 par value, outstanding as of November 6, 2000, was 15,657,017.





                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I.       FINANCIAL INFORMATION                                                                                 Pages

              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, September 30, 2000 (unaudited)
                           and December 31, 1999                                                                       3

                           Consolidated statements of income for the three and nine
                           months ended September 30, 2000 and 1999 (unaudited)                                        4

                           Consolidated statement of changes in stockholders' equity
                           for the nine months ended September 30, 2000 (unaudited)                                    5

                           Consolidated statements of cash flows for the nine months
                           ended September 30, 2000 and 1999 (unaudited)                                               6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        10

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 18

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                                           19


SIGNATURES

Authorized signatures                                                                                                 20



                                        CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                 September 30, 2000      December 31, 1999
                                                              ------------------------- ---------------------
                                                                    (Unaudited)

ASSETS
  Real estate properties:
      Industrial                                              $            636,377                   580,598
      Industrial development                                                27,364                    35,480
      Other                                                                  6,923                     6,919
                                                              ------------------------- ---------------------
                                                                           670,664                   622,997
      Less accumulated depreciation                                        (62,520)                  (46,829)
                                                              ------------------------- ---------------------
                                                                           608,144                   576,168
                                                              ------------------------- ---------------------
  Real estate held for sale                                                 14,521                    18,051
      Less accumulated depreciation                                         (4,754)                   (4,750)
                                                              ------------------------- ---------------------
                                                                             9,767                    13,301
                                                              ------------------------- ---------------------

  Mortgage loans                                                            10,191                     8,706
  Investment in real estate investment trusts                               13,419                    15,708
  Cash                                                                       3,411                     2,657
  Other assets                                                              19,069                    15,611
                                                              ------------------------- ---------------------
      TOTAL ASSETS                                            $            664,001                   632,151
                                                              ========================= =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Mortgage notes payable                                      $            148,915                   148,665
  Notes payable to banks                                                   126,499                    95,000
  Accounts payable & accrued expenses                                       14,067                    12,170
  Other liabilities                                                          4,308                     4,664
                                                              ------------------------- ---------------------
                                                                           293,789                   260,499
                                                              ------------------------- ---------------------

  Minority interest in joint ventures                                        1,670                     1,690
  Minority interest in operating partnership                                     -                       650
                                                              ------------------------- ---------------------
                                                                             1,670                     2,340
                                                              ------------------------- ---------------------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                   41,357                   41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                   67,178                   67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                     -                        -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,657,017 shares issued at
        September 30, 2000 and 15,555,505 at December 31, 1999                   2                        2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                             -                        -
    Additional paid-in capital on common shares                            234,998                   233,453
    Undistributed earnings                                                  21,873                    26,654
    Accumulated other comprehensive income                                   3,134                       668
                                                              ------------------------- ---------------------
                                                                           368,542                   369,312
                                                              ------------------------- ---------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $            664,001                   632,151
                                                              ========================= =====================



See accompanying notes to consolidated financial statements.




                                              CONSOLIDATED STATEMENTS OF INCOME
                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                        (UNAUDITED)
                                                                     Three Months                      Nine Months
                                                                        Ended                             Ended
                                                                    September 30,                     September 30,
                                                           --------------------------------- --------------------------------

                                                                  2000            1999             2000            1999
REVENUES

Income from real estate operations                                $  24,125          20,784           69,160          61,245
Interest:
  Mortgage loans                                                        206             233              589             916
  Other interest                                                         13              99              116             178
Gain on sale of securities                                                -              30              555              30
Other                                                                   257             358              928           1,118
                                                           --------------------------------- --------------------------------
                                                                     24,601          21,504           71,348          63,487
                                                           --------------------------------- --------------------------------
EXPENSES
Operating expenses from real
    estate operations                                                 5,730           4,771           16,251          14,666
Interest                                                              4,830           4,677           13,549          13,662
Depreciation and amortization                                         5,799           5,177           17,239          14,892
General and administrative                                            1,228           1,134            3,716           3,175
                                                           --------------------------------- --------------------------------
                                                                     17,587          15,759           50,755          46,395
                                                           --------------------------------- --------------------------------

INCOME BEFORE MINORITY INTEREST AND
   GAIN ON REAL ESTATE INVESTMENTS                                    7,014           5,745           20,593          17,092

Minority interest in joint ventures                                      80             106              300             312
                                                           --------------------------------- --------------------------------


INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                             6,934           5,639           20,293          16,780

Gain on real estate investments                                          94          13,978              715          15,653
                                                           --------------------------------- --------------------------------

INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                  7,028          19,617           21,008          32,433


Cumulative effect of change in accounting principle                       -               -                -             418
                                                           --------------------------------- --------------------------------

NET INCOME                                                            7,028          19,617           21,008          32,015

Preferred dividends-Series A                                            970             970            2,910           2,910
Preferred dividends-Series B                                          1,532             276            4,596             714
                                                           --------------------------------- --------------------------------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                              $  4,526          18,371           13,502          28,391
                                                           ================================= ================================

BASIC PER SHARE DATA
  Net income available to common shareholders                      $   0.29            1.15             0.86            1.76
                                                           ================================= ================================

  Weighted average shares outstanding                                15,643          16,006           15,612          16,127
                                                           ================================= ================================

DILUTED PER SHARE DATA
  Net income available to common shareholders                      $   0.29            1.11             0.86            1.74
                                                           ================================= ================================

  Weighted average shares outstanding                                15,828          16,724           15,784          16,768
                                                           ================================= ================================



See accompanying notes to consolidated financial statements.




                                                               CONSOLIDATED STATEMENT OF CHANGES
                                                              IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                             Accumulated
                                                                    Additional                  Other
                                                Preferred   Common   Paid-In   Undistributed Comprehensive
                                                  Stock     Stock    Capital    Earnings       Income      Total
                                                -------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                       $ 108,535        2   233,453       26,654            668  369,312
    Comprehensive income
        Net income                                       -        -         -       21,008              -   21,008
        Net unrealized change in investment securities   -        -         -            -          2,466    2,466
                                                                                                          ---------
            Total comprehensive income                                                                      23,474
                                                                                                          ---------
    Cash dividends declared-common, $1.17 per share      -        -         -      (18,283)             -  (18,283)
    Preferred stock dividends declared                   -        -         -       (7,506)             -   (7,506)
    Issuance of 9,638 shares of common stock,
      incentive compensation                             -        -       174            -              -      174
    Issuance of 10,474 shares of common stock,
      dividend reinvestment plan                         -        -       228            -              -      228
    Issuance of 104,900 shares of common stock,
      exercise options                                   -        -     1,628            -              -    1,628
    Repurchase limited partnership units                 -        -       (55)           -              -      (55)
    Purchase of 23,500 common shares                     -        -      (430)           -              -     (430)
                                                -------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                      $ 108,535        2   234,998       21,873          3,134  368,542
                                                ===================================================================


See accompanying notes to consolidated financial statements.



                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                           September 30,    September 30,
                                                                            2000                1999
                                                                         ------------      ----------------

OPERATING ACTIVITIES:
    Net income                                                              $ 21,008                32,015
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Cumulative effect of change in accounting principle                        -                   418
        Depreciation and amortization                                         17,239                14,892
        Gain on real estate investments, net                                    (715)              (15,653)
        Gain on sale of real estate investment trust shares                     (555)                  (30)
        Minority interest depreciation and amortization                         (118)                 (202)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                     (1,391)                 (115)
          Accounts payable, accrued expenses and prepaid rent                  4,686                 2,666
                                                                         ------------      ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     40,154                33,991
                                                                         ------------      ----------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of
      amortization of loan discounts                                           2,158                 9,808
    Advances on mortgage loans receivable                                     (3,643)               (7,700)
    Proceeds from sale of real estate investments                              2,642                30,026
    Real estate improvements                                                  (9,029)               (6,225)
    Real estate development                                                  (25,444)              (35,771)
    Purchases of real estate                                                 (11,716)              (36,326)
    Purchases of real estate investment trust shares                            (376)              (10,171)
    Proceeds from sale of real estate investment trust shares                  5,826                   292
    Changes in other assets and other liabilities                             (2,798)                  285
                                                                         ------------      ----------------
NET CASH USED IN INVESTING ACTIVITIES                                        (42,380)              (55,782)
                                                                         ------------      ----------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                            141,084               238,215
    Debt issuance costs                                                         (922)                 (902)
    Proceeds from mortgage notes payable                                      11,500                47,000
    Principal payments on bank borrowings                                   (109,585)             (285,194)
    Principal payments on mortgage notes payable                             (11,250)               (8,454)
    Distributions paid to shareholders                                       (25,789)              (21,122)
    Purchase of limited partnership units                                       (705)                    -
    Purchases of common shares                                                  (430)               (6,849)
    Proceeds from exercise of stock options                                    1,628                   317
    Net proceeds from issuance of preferred stock                                  -                57,634
    Proceeds from dividend reinvestment plan                                     228                   221
    Other                                                                     (2,779)                1,820
                                                                         ------------      ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,980                22,686
                                                                         ------------      ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            754                   895
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,657                 2,784
                                                                         ------------      ----------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 3,411                 3,679
                                                                         ============      ================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                       $ 13,593                14,195
    Debt assumed by the Company in purchase of real estate                         -                 1,103




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

(3)      SUBSEQUENT EVENTS

         Subsequent to September 30, 2000, EastGroup purchased a 2.6-acre development site in Orlando, Florida for $299,000. Also subsequent to September 30, 2000, the Company entered into contracts to purchase two additional development sites, a 5-acre site in Chandler, Arizona for approximately $820,000 and a 9.5-acre site in Fort Lauderdale, Florida for approximately $2,287,000.

         On October 17, 2000, EastGroup closed on a mortgage loan with New York Life Insurance Company for a $26.3 million nonrecourse mortgage secured by nine properties in Houston, Texas. The note has an interest rate of 7.92%, a 30-year amortization and a 10.5-year maturity. The proceeds of this loan were used to pay down existing bank debt.

(4)      ACCOUNTING CHANGES

Organization Costs

         In April 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. Unamortized organization costs of $418,000 were written off in first quarter 1999 and accounted for as a cumulative effect of a change in accounting principle. The accounting change reduced basic and diluted earnings per share $.03 and $.02, respectively, for the nine months ending September 30, 1999.

Derivative Instruments and Hedging Activities

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value will be reported either in earnings or outside of earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company has evaluated the effect of adopting this statement and believes the effect of adoption would have no impact to its financial position or results of operations.

(5)      COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for the nine months ended September 30, 2000 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity.

                                                                                          (In thousands)
                                                                                          ----------------
         Other comprehensive income:
             Unrealized holding gains during the period, net of losses of $158,000          $      3,021
             Less reclassification adjustment for gains included in net income                      (555)
                                                                                          ----------------
         Net unrealized change in investment securities                                     $      2,466
                                                                                          ================

(6)      BUSINESS SEGMENTS

         The Company's reportable segments consist of industrial properties, office buildings, and an other category that includes apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including the ability to make distributions. The table below presents on a comparative basis for the three months and nine months ended September 30, 2000 and 1999 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.



                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,

                                                        ---------------- ------------- --------------- --------------
                                                             2000            1999           2000           1999
                                                        ---------------- ------------- --------------- --------------
                                                                               (In thousands)
Property Revenues:
    Industrial                                               $   23,149        19,767          66,318         56,521
    Office                                                          390           438           1,101          3,057
    Other                                                           586           579           1,741          1,667
                                                        ---------------- ------------- --------------- --------------
                                                                 24,125        20,784          69,160         61,245
                                                        ---------------- ------------- --------------- --------------
Property Expenses:
    Industrial                                                  (5,409)       (4,338)        (15,278)       (12,864)
    Office                                                        (103)         (160)           (300)        (1,028)
    Other                                                         (218)         (273)           (673)          (774)
                                                        ---------------- ------------- --------------- --------------
                                                                (5,730)       (4,771)        (16,251)       (14,666)
                                                        ---------------- ------------- --------------- --------------
Property Net Operating Income:
    Industrial                                                   17,740        15,429          51,040         43,657
    Office                                                          287           278             801          2,029
    Other                                                           368           306           1,068            893
                                                        ---------------- ------------- --------------- --------------
Total Property Net Operating Income                              18,395        16,013          52,909         46,579
                                                        ---------------- ------------- --------------- --------------

Gain on sale of securities                                            -            30             555             30
Gain on nondepreciable real estate investments                        -             -             620              -
Other income                                                        476           690           1,633          2,212
Interest expense                                                (4,830)       (4,677)        (13,549)       (13,662)
General and administrative                                      (1,228)       (1,134)         (3,716)        (3,175)
Minority interest in earnings                                     (120)         (145)           (418)          (514)
Dividends on Series A preferred shares                            (970)         (970)         (2,910)        (2,910)
Limited partnership unit distributions                                -             -              18              -
                                                        ---------------- ------------- --------------- --------------

Funds From Operations                                            11,723         9,807          35,142         28,560

Depreciation and amortization                                   (5,799)       (5,177)        (17,239)       (14,892)
Share of joint venture depreciation and amortization                 40            39             118            202
Gain on depreciable real estate investments                          94        13,978              95         15,653
Limited partnership unit distributions                                -             -             (18)             -
Dividends on Series B convertible preferred shares               (1,532)         (276)         (4,596)          (714)
Cumulative effect of change in accounting principle                   -            -                -           (418)
                                                        ---------------- ------------- --------------- --------------
Net Income Available to
   Common Shareholders                                            4,526        18,371          13,502         28,391
Dividends on preferred shares                                     2,502         1,246           7,506          3,624
                                                        ---------------- ------------- --------------- --------------
NET INCOME                                                   $    7,028        19,617          21,008         32,015
                                                        ================ ============= =============== ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

(Comments are for the balance sheet dated September 30, 2000 compared to December 31, 1999.)

         Assets of EastGroup were $664,001,000 at September 30, 2000, an increase of $31,850,000 from December 31, 1999. Liabilities (excluding minority interests) increased $33,290,000 to $293,789,000; minority interests decreased $670,000 to $1,670,000 and stockholders' equity decreased $770,000 to $368,542,000 during the same period. Book value per common share decreased from $16.47 at December 31, 1999 to $16.31 at September 30, 2000. The paragraphs that follow explain these changes in greater detail.

         Industrial properties increased $55,779,000 during the nine months ended September 30, 2000. This increase was primarily due to the reclassifications of eight industrial properties from industrial development with total costs of $33,560,000; the acquisition of five industrial properties for $11,716,000, as detailed below; capital improvements of $8,786,000 made on existing and acquired properties; the reclassification of one industrial property from real estate held for sale with costs of $2,749,000; and the reclassification of one property to real estate held for sale with costs of $1,032,000.


 Industrial Properties Acquired                                    Size         Date Acquired           Cost
             in 2000                       Location           (Square feet)                        (In thousands)
---------------------------------- ------------------------- ----------------- ----------------- -------------------
Wilson Distribution Center         Tempe, Arizona                      56,000          01-13-00       $       2,517
Founders Business Center           El Paso, Texas                      77,000          04-11-00               2,302
Interstate Distribution Center III Dallas, Texas                       78,000          05-19-00               2,528
Broadway Industrial #4             Tempe, Arizona                      40,000          07-27-00               2,032
West Loop I                        Houston, Texas                      84,000          09-12-00               2,337
                                                                                                 -------------------
      Total Industrial Acquistions                                                                    $      11,716
                                                                                                 ===================

         Industrial development decreased $8,116,000 during the nine months ended September 30, 2000 as a result of the reclassifications of eight development properties with costs of $33,560,000 to industrial real estate properties, offset by year-to-date development costs of $25,444,000 on existing and completed development properties, as detailed below.


Industrial Development
                                                                        Costs Incurred
                                                            ---------------------------------------
                                              Size at         For the 9 Months     Cumulative as       Estimated
                                             Completion        Ended 9/30/00         of 9/30/00     Total Costs (1)

----------------------------------------- ----------------- ---------------------------------------------------------
                                           (Square feet)                         (In thousands)
Lease-Up:
Glenmont II
  Houston, Texas                                   104,000               $ 2,396             2,864             3,676
Palm River North I & III
  Tampa, Florida                                   116,000                 3,125             4,691             5,287
Westlake II
  Tampa, Florida                                    70,000                 2,862             2,862             4,208
Sunport I
  Orlando, Florida                                  56,000                 1,461             2,732             3,024
Beach Commerce Center
  Jacksonville, Florida                             46,000                 1,990             1,990             2,800
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                     392,000                11,834            15,139            18,995
                                          ----------------- --------------------- ----------------- -----------------

Under Construction:
World Houston 11
  Houston, Texas                                   126,000                 2,929             3,515             5,455
Kyrene II
   Tempe, Arizona                                   60,000                   532             1,172             3,705
Walden Distribution Center I
  Tampa, Florida                                    90,000                    15               352             4,250
Sunport Center II
  Orlando, Florida                                  60,000                   672               672             3,300
Interstate Commons II
  Phoenix, Arizona                                  60,000                 1,075             1,395             3,000
Techway Southwest I
  Houston, Texas                                   126,000                   888               888             5,040
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                           522,000                 6,111             7,994            24,750
                                          ----------------- --------------------- ----------------- -----------------

Prospective Development:
Phoenix, Arizona                                    40,000                   207               207             2,000
Tucson, Arizona                                     70,000                   268               268             3,500
Tampa, Florida                                      90,000                    27               511             3,600
Orlando, Florida                                   299,000                 1,381             1,381            16,603
Houston, Texas                                     317,000                 1,864             1,864            12,300
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                      816,000                 3,747             4,231            38,003
                                          ----------------- --------------------- ----------------- -----------------
                                                 1,730,000               $21,692            27,364            81,748
                                          ================= ===================== ================= =================
Completed Development and
Transferred to Industrial
Properties During Nine
Months Ended September 30, 2000:
John Young II
  Orlando, Florida                                  47,000                 $ 315             2,877
Rampart Distribution Center III
  Denver, Colorado                                  92,000                   804             5,558
Sample 95 II
  Pompano, Florida                                  70,000                   271             3,772
Chestnut Business Center
  City of Industry, California                      75,000                   354             4,708
Palm River North II
  Tampa, Florida                                    96,000                    23             3,168
Westlake I
  Tampa, Florida                                    70,000                   505             4,808
Glenmont I
  Houston, Texas                                   108,000                   425             3,631
Main Street
  Carson, California                               106,000                 1,055             5,038
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                    664,000                $3,752            33,560
                                          ================= ===================== =================


(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.


         Real estate held for sale decreased $3,530,000 primarily due to the sale of one industrial property, the LeTourneau Center of Commerce with a cost of $1,623,000, the sale of the Estelle land with a cost of $429,000 and the transfer of West Palm I and II to real estate properties with a cost of $2,749,000. These decreases were offset by the transfer of 109th Street from real estate properties to real estate held for sale with a cost of $1,032,000 and capital improvements of $239,000.

         Accumulated depreciation on real estate properties and real estate held for sale increased $15,695,000 due to depreciation expense of $15,730,000, offset by the sale of one property with accumulated depreciation of $35,000.

         Mortgage loans receivable increased $1,485,000 during the first nine months of 2000 as a result of advances of $3,643,000 on one mortgage loan, offset by repayments of $2,158,000.

         Investments in real estate investment trusts decreased from $15,708,000 at December 31, 1999 to $13,419,000 at September 30, 2000, primarily as a result of the first liquidating dividend from Franklin Select Realty Trust. The Company`s basis in the investment decreased from $5,844,000 to zero. This decrease was partially offset by investment in other real estate investment shares and from an increase of $3,166,000 in the market value of the Company's investment in Pacific Gulf Properties and other REIT shares. Pacific Gulf Properties has announced that it is selling most of its assets (see Liquidity and Capital Resources).

         Other  assets  increased   $3,458,000  during  the  nine  months  ended
September 30, 2000 compared to December 31, 1999 primarily as a result of increases in unamortized leasing commissions.

         Mortgage notes payable increased $250,000 during the nine months ended September 30, 2000 as a result of one new note for $11,500,000, offset by regularly scheduled principal payments of $2,838,000 and the repayment of one mortgage note for $8,412,000.

         Notes payable to banks increased $31,499,000 as a result of borrowings of $141,084,000 offset by payments of $109,585,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

         Accounts payable and accrued expenses increased $1,897,000 during the nine months ended September 30, 2000 compared to December 31, 1999 primarily as a result of a net increase in payables due to timing differences.

         Accumulated other comprehensive income increased $2,466,000 as a result of the liquidating dividends from Franklin Select Realty Trust and an increase in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Undistributed earnings decreased from $26,654,000 at December 31, 1999 to $21,873,000 at September 30, 2000 as a result of dividends on common stock of $18,283,000 exceeding net income available to common stockholders for financial reporting purposes of $13,502,000.

Results of Operations

(Comments are for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended September 30, 1999.)

         Net income available to common stockholders for the three months and nine months ended September 30, 2000 was $4,526,000 ($.29 per basic share and diluted share) and $13,502,000 ($.86 per basic share and diluted share), compared to net income for the three months and nine months ended September 30, 1999 of $18,371,000 ($1.15 per basic share and $1.11 per diluted share) and $28,391,000 ($1.76 per basic share and $1.74 per diluted share). Income before gain on real estate investments was $6,934,000 and $20,293,000 for the three months and nine months ended September 30, 2000, compared to $5,639,000 and $16,780,000 for the three months and nine months ended September 30, 1999. Gain on real estate investments was $94,000 and $715,000 for the three months and nine months ended September 30, 2000, compared to $13,978,000 and $15,653,000 for the three months and nine months ended September 30, 1999. The cumulative effect of the change in accounting principle (described in Note 4 to the financial statements) was zero for the three months and nine months ended September 30, 2000, compared to zero and $418,000 for the three months and nine months ended September 30, 1999. The paragraphs that follow describe the results of operations in greater detail.

         Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $2,382,000 or 14.9% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. For the nine months ended September 30, 2000, PNOI increased by $6,330,000 or 13.6% compared to the nine months ended September 30, 1999. PNOI and percentage leased by property type were as follows:

Property Net Operating Income

                                            Three Months Ended          Nine Months Ended            Percent
                                               September 30,              September 30,               Leased
                                         ------------- ------------ ----------- -------------- ---------- ----------
                                             2000         1999         2000         1999        9-30-00    9-30-99
                                         ------------- ------------ ----------- -------------- ---------- ----------
                                                            (In thousands)
         Industrial                          $ 17,740       15,429      51,040         43,657     98%        97%
         Office                                   287          278         801          2,029
         Other                                    368          306       1,068            893
                                         ------------- ------------ ----------- --------------
            Total PNOI                       $ 18,395       16,013      52,909         46,579
                                         ============= ============ =========== ==============

         PNOI from industrial properties increased $2,311,000 and $7,383,000 for the three months and nine months ended September 30, 2000, compared to September 30, 1999, primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 1999 and 2000. Industrial properties held throughout the three months and nine months ended September 30, 2000 compared to the same period in 1999 showed an increase in PNOI of 3.8% for the three months ended September 30, 2000 and 3.0% for the nine months ended September 30, 2000.

         PNOI from office properties decreased $1,228,000 for the nine months ended September 30, 2000, compared to September 30, 1999. This decrease was primarily the result of the sale of the 8150 Leesburg Pike Office Building in July 1999. PNOI from other properties increased slightly for the three months and nine months ended September 30, 2000 primarily due to increased occupancy at the La Vista apartment complex in Atlanta.

         Gain on sale of securities increased $525,000 for the nine months ended September 30, 2000, compared to September 30, 1999 as a result of a gain of $555,000 realized on the first liquidating dividend of Franklin Select Realty Trust compared to a gain of $30,000 realized in the third quarter of 1999 due to partial sale of our investment in Pacific Gulf.

         Bank interest expense increased $336,000 and $789,000 for the three months and nine months ended September 30, 2000 compared to 1999. Average bank borrowings were $117,958,000 and $107,590,000 for the three months and nine months ended September 30, 2000 compared to $121,420,000 and $113,342,000 for the same periods of 1999. Average bank interest rates were 7.80% and 7.74% for the three months and nine months ended September 30, 2000 compared to 6.48% and 6.42% for the same periods of 1999. Bank interest rates at September 30, 2000 were 7.875% on $115,000,000, 7.75% on $9,700,000 and 8.75% on $1,799,000. Bank
interest rates at September 30, 1999 were 6.625% on $67,000,000 and 7.50% on $343,000. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months and nine months ended September 30, 2000 were $465,000 and $1,497,000 compared to $531,000 and $1,265,000 for the three months and nine months ended September 30, 1999.

         Interest expense on real estate properties decreased $255,000 and $659,000 for the three months and nine months ended September 30, 2000 compared to 1999. These decreases were primarily the result of the sales of the 8150 Leesburg Pike Office Building and the Waldenbooks/Borders Distribution Center in 1999, the payoff of the Interstate Distribution Centers mortgages in 1999 and the payoff of one of the University Business Center mortgages in 2000. These decreases were partially offset by increases due to the assumption of the Kyrene mortgage in 1999 and a new mortgage for University Business Center in 2000.

         Depreciation and amortization increased $622,000 and $2,347,000 for the three months and nine months ended September 30, 2000 compared to 1999. This increase was primarily due to the industrial properties acquired in both 1999 and 2000 and development properties that achieved stabilized operations in 1999 and 2000, offset by the sales of several properties in 1999 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in real estate held for sale).

         A summary of gains/(losses) on real estate investments for the nine months ended September 30, 2000 and 1999 is detailed below.

Gains/(Losses) on Real Estate Investments
                                                                           Net            Recognized
                                                            Basis      Sales Price       Gain (Loss)
                                                        --------------------------------------------------
                                                                         (In thousands)
2000
Real estate properties:
  LeTourneau Center of  Commerce                            $   1,592          1,593                    1
  8150 Leesburg Pike Office Building-deferred gain                (94)             -                   94
Estelle land                                                      429          1,049                  620
                                                        --------------------------------------------------
                                                            $   1,927          2,642                  715
                                                        ==================================================
1999
Mortgage loans:
   Country Club-deferred gain                               $  (1,127)             -                1,127
   Gainesville-deferred gain                                     (388)             -                  388
   Country Club land purchase-leaseback                           500            500                    -
Estelle Land                                                      137            367                  230
LNH Land                                                           19            137                  118
8150 Leesburg Pike Office Building                             13,917         28,082               14,165
2020 Exchange                                                     867            997                  130
West Palm writedown                                               448              -                 (448)
Other                                                               -            (57)                 (57)
                                                        --------------------------------------------------
                                                        $      14,373         30,026               15,653
                                                        ==================================================


         NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-line rent for the three months and nine months ended September 30, 2000 was $439,000 and $1,205,000 compared to $210,000 for the same periods in 1999. Capital improvements for the nine months ended September 30, 2000 (by category) and 1999 are as follows:





Capital Improvements
                                                               2000
                                            --------------------------------------------
                                                                                           1999
                                               Industrial      Other          Total        Total
                                              ------------- ------------- -------------- ----------
                                                                 (In thousands)

Upgrade on Acquisitions                        $     3,614             -          3,614      1,230
Major Renovation                                         -             -              -         49
Tenant improvements:
   New Tenants                                       2,183             -          2,183      2,370
   New Tenants (first generation)                    1,135             -          1,135        312
   Renewal Tenants                                     646             -            646        390
Other                                                1,222           229          1,451      1,874
                                              ------------- ------------- -------------- ----------
   Total capital improvements                      $ 8,800           229          9,029      6,225
                                              ============= ============= ============== ==========

         The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the nine months ended September 30, 2000 (by category) and 1999 is as follows:

Capitalized Leasing Costs
                                                                         2000
                                              ------------------------------------------------------------
                                                                            Industrial                       1999
                                               Industrial      Other        Development        Total        Total
                                              ------------- ------------- ---------------- --------------- ---------
                                                                         (In thousands)

Capitalized leasing costs:
  New Tenants                                 $        614             -                -             614       746
  New Tenants (first generation)                       210             -            1,360           1,570       641
  Renewal Tenants                                      723            19                -             742       576
                                              ------------- ------------- ---------------- --------------- ---------
     Total capitalized leasing costs          $      1,547            19            1,360           2,926     1,963
                                              ============= ============= ================ =============== =========

Amortization of leasing costs                                                                    $  1,463     1,110
                                                                                           =============== =========


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $40,154,000 for the nine months ended September 30, 2000. Other sources of cash were primarily from collections on mortgage loan receivables, sales of real estate investments, liquidation of real estate investment trust shares, bank borrowings, proceeds from a new mortgage note and proceeds from exercise of stock options. The Company distributed $18,283,000 in common and $7,506,000 in preferred stock dividends. Other primary uses of cash were for capital improvements at the various properties, construction and development of properties, purchases of real estate investments, bank debt payments, mortgage note payments and advances on mortgage loans receivable. Total debt at September 30, 2000 and 1999 was as follows:


                                                                   As of September 30,
                                                            ----------------------------------
                                                                 2000              1999
                                                            ---------------- -----------------
                                                                     (In thousands)

         Mortgage notes payable - fixed rate                     $  148,915           162,143
         Bank notes payable - floating rate                         126,499            67,343
                                                            ---------------- -----------------
            Total debt                                           $  275,414           229,486
                                                            ================ =================


         The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that is due to expire in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 7.875% on $115,000,000 at September 30, 2000. An unused line fee of .25% is also assessed on this note.

         The Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that is due to expire in January 2001. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 8.75% at September 30, 2000. The balance at September 30, 2000 was $1,799,000.

         The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are by agreement between the Company and Chase and was 7.75% at September 30, 2000. At September 30, 2000, the outstanding balance for this loan was $9,700,000, payable on demand.

         In June 2000, EastGroup closed a mortgage loan with Metropolitan Life Insurance Company to refinance the Company's only mortgage debt maturity for 2000. A mortgage of $8.4 million at 9.06% was repaid and replaced with an $11.5 million nonrecourse mortgage at 7.98%. The loan matures in 12 years and has an amortization based on 25 years.

         In October 2000, EastGroup closed on a mortgage loan with New York Life Insurance Company for a $26.3 million nonrecourse mortgage secured by nine buildings in Houston, Texas. The note has an interest rate of 7.92%, a 30-year amortization and a 10.5-year maturity. The proceeds of this loan were used to pay down existing bank debt. Plans are to further reduce bank debt through additional first mortgage financings over the next two quarters.

         During the third quarter of 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. In September 1999, EastGroup's Board of Directors authorized the repurchase of 500,000 additional shares of its outstanding common stock and an additional 500,000 shares in December 1999. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares associated with this plan during the nine months ended September 30, 2000. Since September 30, 1998, a total of 817,700 shares have been repurchased for $13,980,000 (an average of $17.10 per share).

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

         EastGroup owns 487,100 shares of Pacific Gulf Properties (PAG) with a cost basis of $9,909,000 or $20.34 per share. On June 20, 2000, PAG announced that it had entered into an agreement to sell all of its industrial properties and is marketing its multi-family assets with the disposition of its senior housing assets to be determined at a future date. Pacific Gulf also announced that the industrial and multi-family sales were scheduled to close before the end of the year and that it planned to distribute the sales proceeds of approximately $26.00 per share to shareholders in the fourth quarter of 2000. As a result of the announced PAG distribution, EastGroup expects to record a gain of approximately $2,750,000 in the fourth quarter of this year. PAG expects to make final liquidating dividends in 2001. We anticipate achieving an internal rate of return in excess of 25% on our investment in PAG.



         Subsequent to September 30, 2000, EastGroup purchased a 2.6-acre development site in Orlando, Florida for $299,000. Also, the Company has entered into contracts to purchase three additional properties as detailed below:


                                                                                                    Approximate
Property                                       Location                       Size                Purchase Price
------------------------------------ ----------------------------- ---------------------------- --------------------
                                                                                                  (In thousands)

Stemmons                             Dallas, Texas                             123,000 sq. ft.          $     3,900
Land for Development                 Chandler, Arizona                                 5 acres                  820
Land for Development                 Fort Lauderdale, Florida                        9.5 acres                2,287
                                                                                                --------------------
                                                                                                        $     7,007
                                                                                                ====================


         In addition, the Company is under contract to sell two properties, the 109th Street Warehouse in Dallas, Texas for approximately $1.3 million with an expected gain of approximately $300,000 for financial reporting purposes and the La Vista Apartments in Atlanta, Georgia for approximately $14.5 million with an expected gain of approximately $8 million for financial reporting purposes. These sales are expected to close in fourth quarter 2000, and the Company plans to reinvest the sales proceeds through 1031 tax deferred exchange transactions.

         Budgeted capital improvements for the year ending December 31, 2000 follow:

                                                                Capital Improvements
                                                          Industrial     Other       Total
                                                         ------------- ----------- -----------
                                                                    (In thousands)

         Upgrades on Acquisitions                             $ 3,649           -       3,649
         Tenant Improvements:
             New Tenants                                        2,787           -       2,787
             New Tenants (first generation)                     2,049           -       2,049
             Renewal Tenants                                      761           -         761
         Other                                                  1,618         340       1,958
                                                         ------------- ----------- -----------
              Total budgeted capital improvements             $10,864         340      11,204
                                                         ============= =========== ===========


         Budgeted industrial development costs are estimated to be $40,000,000 for the year.

         The Company anticipates that its current cash balance, operating cash flows, and borrowings under the lines of credit will be adequate for the Company's (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) common stock repurchases.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities. This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has several variable rate bank lines as discussed under Liquidity and Capital Resources. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.


                                    Sep-Dec                                                                    Fair
                                       2000      2001     2002      2003     2004    Thereafter     Total      Value
                                    ----------- ------- ---------- -------- -------- ------------ ---------- ----------
Fixed rate debt (in thousands)      $      901   7,886     12,329    8,116    8,851      110,832    148,915    149,346
Weighted average interest rate           7.72%   7.77%      7.59%    8.33%    8.21%        7.64%      7.72%
Variable rate debt (in thousands)   $    9,700   1,799    115,000        -        -            -    126,499    126,499
Weighted average interest rate           7.75%   8.75%      7.88%        -        -            -      7.88%

         As the table above incorporates only those exposures that exist as of September 30, 2000, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.


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

DATED:  November 13, 2000

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