Form 10-K
period 2000-12-31
EASTGROUP PROPERTIES INC
filed 2001-03-14
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 2001 was $354,449,142.

     The number of shares of common stock, $.0001 par value, outstanding as of March 9, 2001 was 15,859,022.

                       DOCUMENTS INCORPORATED BY REFERENCE
         PORTIONS OF THE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF
           SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I

ITEM 1.  BUSINESS.

Organization

     EastGroup Properties, Inc. (the "Company" or "EastGroup") is an equity real estate investment trust ("REIT") organized in 1969. The Company has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (the Code), as amended, and intends to continue to qualify to be so taxed.

Administration

     The Company is self-administered and maintains its principal executive offices in Jackson, Mississippi. As of March 9, 2001, EastGroup had 46 full-time and two part-time employees.

Current Operations

     EastGroup is a self-administered equity real estate investment trust focused on the acquisition, ownership and development of industrial properties in major Sunbelt markets throughout the United States. Its strategy for growth is based on its property portfolio orientation toward premier distribution facilities located near major transportation centers. EastGroup's portfolio currently includes 17 million square feet with an additional 913,000 square feet of properties under development. EastGroup's press releases are available on the worldwide web at www.eastgroup.net.

     During 2000, EastGroup expanded its portfolio by the transfer of eight properties (664,000 square feet) from industrial development to industrial properties with costs of $38,948,000, through acquisition of five properties (335,000 square feet) and an 18-acre land parcel with total costs of $13,628,000 and through capital improvements of $10,611,000 on existing properties. In addition to direct property acquisitions and developments, EastGroup seeks to grow its portfolio through the acquisition of other public and private real estate companies and REITs. In 2000, the Company invested $4,964,000 in the stock of REITs. The recycling of capital has been an important element of EastGroup's growth strategy. Through recycling, EastGroup seeks to improve the physical quality and location of its properties and increase the clustering of assets in core submarkets. During 2000, the Company sold one industrial property, one apartment complex and a parcel of land for net proceeds of $17,170,000 and also realized deferred gains of $94,000 from a 1999 sale for total gains for financial reporting purposes of approximately $8,771,000. In addition, the Company realized gains of $2,154,000 on its investments in Franklin Select Realty Trust (Franklin) and Pacific Gulf Properties (PAG) due to liquidating distributions from these companies. The Company expects further distributions from PAG in 2001 as PAG liquidates its assets intended for sale. See Management's Discussion and Analysis of Financial Condition and Results of Opertions.

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

ITEM 2.  PROPERTIES.

     The Company conducts its primary operations from approximately 11,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. In March 1998, EastGroup acquired Ensign Properties, Inc., an independent industrial developer in Orlando. This acquisition allowed EastGroup to become self-managed in all of its Florida markets. It also significantly increased the Company's development capability in Florida. In September 1998, EastGroup opened a western regional office based in Phoenix, Arizona. This office manages the Company's operations in Arizona and California that total over 5.3 million square feet of industrial space.

     At December 31, 2000, the Company did not own any single property that is 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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


                              Calendar 2000                                     Calendar 1999
         --------------------------------------------------------- -----------------------------------------
             Quarter         High         Low      Distributions       High         Low      Distributions
         ---------------- ------------ ---------- ---------------- -------------- --------- ----------------
         First                 $21.56      17.50             $.38         $19.13     15.38             $.36
         Second                 22.19      19.88              .38          21.88     15.81              .36
         Third                  24.00      20.56              .41          21.13     17.38              .38
         Fourth                 23.38      18.94              .41          18.81     16.25              .38
                                                  ----------------                          ----------------
                                                            $1.58                                     $1.48
                                                  ================                          ================

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


                              Calendar 2000                                     Calendar 1999
         --------------------------------------------------------- -----------------------------------------
             Quarter         High         Low      Distributions       High         Low      Distributions
         ---------------- ------------ ---------- ---------------- -------------- --------- ----------------
         First                 $21.00      18.38           $.5625         $25.25     22.25           $.5625
         Second                 21.25      19.63            .5625          24.75     21.75            .5625
         Third                  23.25      20.44            .5625          24.50     22.25            .5625
         Fourth                 23.19      20.88            .5625          22.75     18.00            .5625
                                                  ----------------                          ----------------
                                                          $2.2500                                   $2.2500
                                                  ================                          ================

     As of March 9, 2001, there were approximately 1,300 holders of record of the Company's 15,859,022 outstanding shares of common stock. Approximately 91% of the Company's outstanding common shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple common stock owners. CEDE & Co. is a national clearinghouse for the settlement of trades in corporate, municipal and mortgage-backed securities and performs asset services for its participating banks and broker/dealers. All of the $1.58 per common share total distributions paid in 2000 and the $1.48 per share distributions paid in 1999 were taxable as ordinary income for federal income tax purposes.

     As of March 9, 2001, there were 70 holders of record of the Company's 1,725,000 outstanding shares of Series A preferred stock. Approximately 97% of the Company's outstanding Series A preferred shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple preferred stock owners. All of the $2.25 per share Series A preferred stock distributions paid in both 2000 and 1999 were taxable as ordinary income for federal income tax purposes.


         SHARES OF SERIES B PREFERRED STOCK MARKET PRICES AND DIVIDENDS

     In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of up to 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible. In December 1998, the Company sold $10 million of the Series B Preferred Stock to Five Arrows and the remaining $60 million in September 1999. All of the $2.188 per share Series B distributions paid in 2000 and the $1.641 per share distributions paid in 1999 were taxable as ordinary income for federal income tax purposes.

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                               Years Ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                        2000            1999            1998              1997              1996
                                                  --------------   ------------   --------------   ---------------   ---------------
                                                                     (In thousands, except per share data)
OPERATING DATA:
Revenues
  Income from real estate operations               $   93,906           83,320         74,312           49,791             37,143
  Interest                                                975            1,367          1,868            2,571              1,718
  Gain on securities                                    2,154               30              -                -                  6
  Other                                                 1,068            1,519            548            1,260                904
                                                  ---------------  -------------   --------------   ----------------    ------------
                                                       98,103           86,236         76,728           53,622             39,771
                                                  ---------------  -------------   --------------   ----------------    ------------
Expenses
  Operating expenses from real estate operations       22,359           19,941         19,328           14,825             13,262
  Interest                                             18,570           17,688         16,948           10,551              8,930
  Depreciation and amortization                        23,449           20,239         16,625           10,409              7,759
  General and administrative                            5,607            4,519          3,771            2,923              2,356
                                                  ---------------  -------------   --------------   ----------------    ------------
                                                       69,985           62,387         56,672           38,708             32,307
                                                  ---------------   ------------   --------------   ----------------    ------------
Income before minority interest and gain on
      real estate investments                          28,118           23,849         20,056           14,914              7,464
  Minority interests in joint ventures                    377              433            433              512                289
                                                  ---------------   ------------   --------------   ----------------    ------------
Income before gain on real estate investments          27,741           23,416         19,623           14,402              7,175
  Gain on real estate investments                       8,771           15,357          9,713            6,377              5,334
                                                  ----------------   -----------   --------------   ----------------    ------------
Income before cumulative effect of change
      in accounting principle                          36,512           38,773         29,336           20,779             12,509
  Cumulative effect of change in accounting
      principle                                             -              418              -                -                  -
                                                  ----------------   -----------   --------------   ----------------    ------------
Net income                                             36,512           38,355         29,336           20,779             12,509
  Preferred dividends-Series A                          3,880            3,880          2,070                -                  -
  Preferred dividends-Series B                          6,128            2,246             -                 -                  -
                                                  ----------------   -----------   --------------   ----------------    ------------
Net income available to common shareholders         $  26,504           32,229         27,266           20,779             12,509
                                                  ================   ===========   ==============   ================    ============

BASIC PER SHARE DATA:
  Net income available to common shareholders       $    1.70             2.01           1.67             1.58               1.44
  Weighted average shares outstanding                  15,623           16,046         16,283           13,176              8,677
DILUTED PER SHARE DATA:
  Net income available to common shareholders       $    1.68             1.99           1.66             1.56               1.43
  Weighted average shares outstanding                  15,798           17,362         16,432           13,338              8,749
OTHER PER SHARE DATA:
  Book value (at end of year)                       $   16.55            16.47          16.12            15.88              13.78
  Common distributions declared                          1.58             1.48           1.40             1.34               1.28
  Common distributions paid                              1.58             1.48           1.40             1.34               1.28



                                                                                   Years Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                              2000            1999           1998            1997           1996
                                                        ----------------------------------------------------------------------------
                                                                            (In thousands, except per share data)
OTHER DATA:
Funds from operations:
  Net income                                             $    36,512           38,355         29,336          20,779         12,509
  Preferred dividends-Series A                                (3,880)          (3,880)        (2,070)              -              -
  Convertible preferred dividends-Series B                    (6,128)          (2,246)             -               -              -
                                                        ----------------------------------------------------------------------------
  Net income available to common shareholders                 26,504           32,229         27,266          20,779         12,509
    Add:
    Depreciation and amortization                             23,449           20,239         16,625          10,409          7,759
    Real estate investment trust dividends (equity method)         -                -              -               -             77
    Cumulative effect of change in accounting principle (1)        -              418              -               -              -
    Convertible preferred dividends-Series B                   6,128            2,246              -               -              -
    Limited partnership units                                     18               48              -               -              -
    Deduct:
    Gain on depreciable real estate investments, net (2)      (8,151)         (15,357)        (9,713)         (6,377)        (5,340)
    Equity in earnings of real estate investment trust             -                -              -               -            (43)
    Other                                                       (158)            (241)          (324)           (284)          (142)
                                                        ----------------------------------------------------------------------------
Funds from operations (2)                                $    47,790           39,582         33,854          24,527         14,820
                                                        ============================================================================
Cash flows provided by (used in):
  Operating activities                                   $    53,016           44,236         36,205          23,817         17,101
  Investing activities                                       (43,147)         (68,319)      (130,757)        (80,131)        (3,308)
  Financing activities                                        (9,665)          23,956         96,038          57,174        (13,381)

BALANCE SHEET DATA (AT END OF YEAR):
  Real estate investments, at cost (3)                   $   703,846          649,754        582,565         419,857        292,620
  Real estate investments, net of accumulated
    depreciation and allowance for losses (3)                633,726          598,175        539,729         387,545        269,058
  Total assets                                               666,205          632,151        567,548         413,127        281,455
  Mortgage, bond and bank loans payable                      270,709          243,665        236,816         147,150        129,078
  Total liabilities                                          290,813          262,839        251,524         155,812        136,129
  Total shareholders' equity                                 375,392          369,312        316,024         257,315        145,326


     (1) Represents previously capitalized start-up and organizational costs that were expensed on January 1, 1999 in accordance with the requirements of Statement of Position 98-5.

     (2) EastGroup defines funds from operations (FFO), consistent with the National Association of Real Estate Investment Trusts (NAREIT) definition, as net income (loss)(computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include gains from sales of nondepreciable real estate (land). Gains on land for 2000 have been included in FFO and gains on land for the previous years have not been included in FFO. Gains on land were $348,000 for 1999, $44,000 for 1998, $98,000 for 1997 and $243,000 for 1996. The Company believes that FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including the ability to make distributions.

     (3) Does not include a 50% controlled joint venture investment of $4,367,000 at December 31, 1996 that was sold in 1997, or the $500,000 land purchase-leaseback sold in 1999.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Assets of EastGroup were $666,205,000 at December 31, 2000, an increase of $34,054,000 from December 31, 1999. Liabilities (excluding minority interests) increased $28,617,000 to $289,116,000; minority interests decreased $643,000 to $1,697,000; and stockholders' equity increased $6,080,000 to $375,392,000 during the same period. Book value per common share increased from $16.47 at December 31, 1999 to $16.55 at December 31, 2000.

     Industrial properties increased $50,262,000 during the year ended December 31, 2000 as compared to 1999. This increase was primarily due to the transfer of eight properties from industrial development with total costs of $38,948,000, the acquisition of six properties for $13,628,000 (as detailed below), capital improvements of $10,180,000 and the reclassification of one property from real estate held for sale with costs of $2,749,000. These increases were offset by the reclassifications of four properties to real estate held for sale with costs of $15,243,000.



Industrial Properties
 Industrial Properties Acquired                                                                         Cost
             in 2000                       Location                Size           Date Acquired    (In thousands)
---------------------------------- ------------------------- ----------------- ----------------- -------------------

Broadway Industrial #3                Tempe, Arizona            56,000 sq.ft.        01-13-00              $2,517
Founders Business Center              El Paso, Texas            77,000 sq.ft.        04-11-00               2,302
Interstate Distribution Center III    Dallas, Texas             78,000 sq.ft.        05-19-00               2,528
Broadway Industrial #4                Tempe, Arizona            40,000 sq.ft.        07-27-00               2,032
West Loop I                           Houston, Texas            84,000 sq.ft.        09-12-00               2,337
World Houston Land                    Houston, Texas            18 acres             12-27-00               1,912
                                                                                                 -------------------
Total Industrial Acquisitions                                                                             $13,628
                                                                                                 ===================




     Industrial development increased $1,713,000 during the year ended December 31, 2000. This increase resulted primarily from development costs of $40,661,000 on development properties, offset by development properties transferred to industrial properties with costs of $38,948,000, as detailed below.

Industrial Development

                                                                       Costs Incurred
                                                            ---------------------------------------
                                              Size at        For the 12 Months     Cumulative as       Estimated
                                             Completion        Ended 12/31/00       of 12/31/00     Total Costs (1)
----------------------------------------- ----------------- ---------------------------------------------------------
                                           (Square feet)                         (In thousands)
Lease-Up:
Glenmont II
  Houston, Texas                                   104,000                $2,448             2,916             3,780
Palm River North I & III
  Tampa, Florida                                   116,000                 3,362             4,928             6,290
Westlake II
  Tampa, Florida                                    70,000                 3,343             3,343             4,270
Sunport I
  Orlando, Florida                                  56,000                 1,851             3,122             3,200
Beach Commerce Center
  Jacksonville, Florida                             46,000                 2,029             2,029             2,800
World Houston 11
  Houston, Texas                                   126,000                 3,135             3,721             5,460
Interstate Commons II
  Phoenix, Arizona                                  59,000                 1,889             2,209             2,900
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                     577,000                18,057            22,268            28,700
                                          ----------------- --------------------- ----------------- -----------------

Under Construction:
Techway Southwest I
  Houston, Texas                                   126,000                 1,888             1,888             5,040
Kyrene II
   Tempe, Arizona                                   60,000                 1,169             1,809             3,710
Walden Distribution Center I
  Tampa, Florida                                    90,000                   442               779             4,240
Sunport Center II
  Orlando, Florida                                  60,000                   762               762             3,500
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                           336,000                 4,261             5,238            16,490
                                          ----------------- --------------------- ----------------- -----------------

Prospective Development:
Phoenix, Arizona                                    40,000                   237               237             2,000
Tucson, Arizona                                     70,000                   299               299             3,500
Tampa, Florida                                     230,000                 1,351             1,835             9,200
Orlando, Florida                                   339,000                 1,723             1,723            18,900
Houston, Texas                                   1,017,000                 5,593             5,593            45,300
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                    1,696,000                 9,203             9,687            78,900
                                          ----------------- --------------------- ----------------- -----------------
                                                 2,609,000               $31,521            37,193           124,090
                                          ================= ===================== ================= =================



Development Transferred to
Industrial Properties During Twelve
Months Ended December 31, 2000:
John Young II
  Orlando, Florida                                  47,000                $1,563             4,125
Rampart Distribution Center III
  Denver, Colorado                                  92,000                   982             5,736
Sample 95 II
  Pompano, Florida                                  70,000                   556             4,057
Chestnut Business Center
  City of Industry, California                      75,000                   785             5,139
Palm River North II
  Tampa, Florida                                    96,000                 1,996             5,142
Westlake I
  Tampa, Florida                                    70,000                   534             4,836
Glenmont I
  Houston, Texas                                   108,000                   998             4,204
Main Street
  Carson, California                               106,000                 1,726             5,709
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                    664,000                $9,140            38,948
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

     Other real estate properties decreased by $6,919,000 as a result of the reclassification of an office building to real estate held for sale with costs of $7,037,000, offset by capital improvements of $118,000.

     Real estate held for sale increased $8,551,000 primarily due to the reclassification of four industrial properties and one office building to real estate held for sale with total costs of $22,280,000 and to capital improvements of $313,000. These increases were offset by the sales of one industrial property, one apartment complex and one parcel of land with total costs of $11,293,000 and by the transfer of one industrial property to real estate properties with a cost of $2,749,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $18,541,000 due to depreciation expense of $21,354,000, offset by the sale of two properties with total accumulated depreciation of $2,813,000.

     Mortgage loans receivable increased $485,000 during 2000 as a result of advances of $4,609,000 offset by repayments of $4,124,000 that included the payoffs of the BayPointe loan of $1,965,000 and the Wilson Street loan of $2,100,000.

     Investment in real estate investment trusts (REITs) decreased $7,640,000 primarily as a result of liquidating dividends from Franklin and the first liquidating dividend from PAG. The Company's basis in these shares decreased from $15,040,000 to zero. PAG has sold a significant portion of its assets and has announced that it intends to sell most of its remaining assets. Any further distributions received by the Company will be recorded as realized gains (see Liquidity and Capital Resources). These decreases were offset by the investment of $4,964,000 in other REIT shares and from an increase of $2,436,000 in the market value of the Company's investments in PAG and other REIT shares.

     Other assets increased $5,939,000 primarily as a result of increases in tax deferred cash escrows of $3,525,000 and unamortized leasing commissions and loan costs of $1,731,000.

     Mortgage notes payable increased $20,044,000 as a result of the Company's new $26,300,000 nonrecourse first mortgage loan and the University Business Center new loan of $11,500,000. These increases were offset by regularly scheduled principal payments of $3,839,000 and the repayment of $8,411,000 on the University Business Center Cigna note and $5,506,000 on the La Vista Apartments note paid off at the sale closing.

     Notes payable to banks increased $7,000,000 as a result of borrowings of $182,519,000 offset by payments of $175,519,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accounts payable and accrued expenses increased $1,622,000 primarily as a result of a net increase in payables due to timing differences.

     Minority interest in operating partnership decreased from $650,000 to zero as a result of the repurchase of all outstanding limited partnership units during 2000.

     Accumulated other comprehensive income increased $2,436,000 as a result of an increase in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," offset by liquidating dividends from Franklin and PAG.

     As a result of the adoption of a new compensation plan, unearned compensation of $3,716,000 was recorded to show the effect of the initial incentive restricted stock issuance. This amount was offset by amortization of $372,000 to record the expense for 2000 associated with the plan. See Note 7 of the Notes to the Consolidated Financial Statements for disclosure as to this plan.

     Undistributed earnings increased $1,531,000 as a result of net income of $36,512,000 exceeding dividends on common stock of $24,973,000 and dividends on preferred stock of $10,008,000.

RESULTS OF OPERATIONS

2000 Compared to 1999

     Net income available to common shareholders for 2000 was $26,504,000 ($1.70 per basic share and $1.68 per diluted share) compared to net income available to common shareholders in 1999 of $32,229,000 ($2.01 per basic share and $1.99 per diluted share). Income before gain on real estate investments was $27,741,000 in 2000 compared to $23,416,000 in 1999. Gain on real estate investments was $8,771,000 in 2000 compared to $15,357,000 in 1999. Income before cumulative effect of change in accounting principle was $36,512,000 in 2000 compared to $38,773,000 in 1999. Cumulative effect of change in accounting principle was zero in 2000 and $418,000 in 1999. The paragraphs that follow describe the results of operations in greater detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $8,168,000 or 12.9% for 2000, compared to 1999. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income
                                                     PNOI
                                                 Years Ended                      Percent
                                                 December 31,                     Leased
                                         ----------------------------- -------------------------------
                                             2000           1999          12-31-00        12-31-99
                                         -------------- -------------- ---------------- --------------
                                                (In thousands)
         Industrial                       $69,121          59,954              96.4%           97.0%
         Other                              2,426           3,425
                                         -------------- --------------
            Total PNOI                    $71,547          63,379
                                         ============== ==============

     PNOI from industrial properties increased $9,167,000 for 2000 compared to 1999 primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 1999 and 2000. Industrial properties held throughout 2000 and 1999 showed an increase in PNOI of 3.2% for 2000.

     Gain on securities increased $2,124,000 for 2000 compared to 1999 primarily due to the liquidating distributions from Franklin and PAG as discussed in the Financial Condition section.

     Bank interest expense (excluding amortization of loan costs of $264,000 for 2000 and $251,000 for 1999) increased $1,550,000 from $6,843,000 in 1999 to
$8,393,000 in 2000. Average bank borrowings were $107,221,000 in 2000 compared to $104,335,000 in 1999 with average interest rates of 7.83% in 2000 compared to 6.56% in 1999. Bank interest rates at December 31, 2000 were 8.00% on $92,000,000 and 8.75% on $10,000,000. Bank interest rates at December 31, 1999 were  7.50%  on  $77,000,000,  7.44% on  $8,000,000  and  7.75% on  $10,000,000.
Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for 2000 were $2,060,000 compared to $1,834,000 for 1999. See Note 5 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.

     Interest expense on real estate properties (excluding amortization of loan costs of $169,000 and $152,000 for 1999) decreased $472,000 from $12,276,000 in
1999 to $11,804,000 in 2000, primarily as a result of the payoffs of five mortgages in 1999 and two in 2000, offset by increases due to the issuance of one mortgage and assumption of one mortgage in 1999 and to the issuances of two mortgages in 2000. See Note 6 in the Notes to the Consolidated Financial Statements for details of these transactions.

     Depreciation and amortization increased $3,210,000 in 2000 compared to 1999. This increase was primarily due to the industrial properties acquired in both 1999 and 2000 and development properties that achieved stabilized operations in 1999 and 2000, offset by the sales of several properties in 1999 and 2000, and the transfer of several properties to real estate held for sale (depreciation not taken on those properties in the category of "real estate held for sale").

     The increase in general and administrative expenses of $1,088,000 for the year ended December 31, 2000 compared to 1999 is primarily due to compensation expense of $782,000 in 2000 for the Company's recently granted restricted stock awards. See Note 7 in the Notes to the Consolidated Financial Statements for disclosure as to this plan.

     In 2000, the Company recognized gains of $8,771,000 consisting of the sale of two properties and one parcel of land and the recognition of a deferred gain. In 1999, the Company recognized gains of $15,357,000 consisting primarily of the sale of three properties, two parcels of land and a land purchase leaseback, a write-down of one property, and the recognition of other deferred gains. See
Note 2 in the Notes to the Consolidated Financial Statements for details of these gains.

     NAREIT  has  recommended   supplemental   disclosures   concerning  capital
expenditures and leasing costs. Capital expenditures for the years ended December 31, 2000 and 1999 by category are as follows:

Capital Expenditures
                                                                2000
                                              -----------------------------------------
                                                                                            1999
                                               Industrial      Other          Total         Total
                                              ------------- ------------- -------------- ------------
                                                                  (In thousands)

Upgrade on Acquisitions                            $ 2,754             -          2,754        3,060
Major Renovation                                        41             -             41           49
Tenant improvements:
   New Tenants                                       3,054             -          3,054        3,076
   New Tenants (first generation)                    1,480             -          1,480          204
   Renewal Tenants                                     901             -            901          493
Other                                                2,006           375          2,381        2,515
                                              ------------- ------------- -------------- ------------
   Total capital expenditures                      $10,236           375         10,611        9,397
                                              ============= ============= ============== ============

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 2000 and 1999 is as follows:


Capitalized Leasing Costs
                                                                            2000
                                              ------------------------------------------------------------
                                                                            Industrial                       1999
                                               Industrial      Other        Development        Total        Total
                                              ------------- ------------- ---------------- --------------- ---------
                                                                         (In thousands)
Capitalized leasing costs:
  New Tenants                                       $1,091             -                -           1,091     1,041
  New Tenants (first generation)                       158             -            1,730           1,888     1,217
  Renewal Tenants                                      930            19                -             949     1,012
                                              ------------- ------------- ---------------- --------------- ---------
     Total capitalized leasing costs                $2,179            19            1,730           3,928     3,270
                                              ============= ============= ================ ===============  ========

Amortization of leasing costs                                                                      $2,034     1,538
                                                                                           =============== =========


1999 Compared to 1998

     Net income available to common shareholders for 1999 was $32,229,000 ($2.01 per basic share and $1.99 per diluted share) compared to net income available to common shareholders in 1998 of $27,266,000 ($1.67 per basic share and $1.66 per diluted share). Income before gain on real estate investments was $23,416,000 in 1999 compared to $19,623,000 in 1998. Gain on real estate investments was $15,357,000 in 1999 compared to $9,713,000 in 1998. Income before cumulative effect of change in accounting principle was $38,773,000 in 1999 compared to $29,336,000 in 1998. Cumulative effect of change in accounting principle was $418,000 for 1999 and zero for 1998. The paragraphs that follow describe the results of operations in greater detail.

     PNOI from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $8,395,000 or 15.27% for 1999, compared to 1998. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income
                                                     PNOI
                                                  Years Ended                     Percent
                                                  December 31,                    Leased
                                         ----------------------------- -------------------------------
                                             1999           1998          12-31-99        12-31-98
                                         -------------- -------------- ---------------- --------------
                                                (In thousands)
         Industrial                          $59,954        47,003            97%             98%
         Other                                 3,425         7,981
                                         -------------- --------------
         Total PNOI                          $63,379        54,984
                                         ============== ==============

     PNOI from industrial properties increased $12,951,000 for 1999 compared to 1998 primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 1998 and 1999. Industrial properties held throughout 1999 and 1998 showed an increase in PNOI of 5.8% for 1999.

     PNOI from other properties decreased $4,556,000 for 1999 compared to 1998 primarily due to the sales of the Columbia Place Office Building and four apartment complexes in 1998 and the 8150 Leesburg Pike Office Building in July 1999.

     Bank interest expense (excluding amortization of loan costs of $251,000 for 1999 and $375,000 for 1998) increased $175,000 from $6,668,000 in 1998 to
$6,843,000 in 1999. Average bank borrowings were $104,335,000 in 1999 compared to $94,488,000 in 1998 with average interest rates of 6.56% in 1999 compared to 7.06% in 1998. Average bank borrowings increased primarily as a result of the Meridian acquisition and the acquisition and development of industrial properties. Bank interest rates at December 31, 1999 were 7.50% on $77,000,000, 7.44% on $8,000,000 and 7.75% on $10,000,000. The bank interest rate at December 31, 1998 was 6.96%. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for 1999 were $1,834,000 compared to $822,000 for 1998.

     Interest expense on real estate properties (excluding amortization of loan costs of $152,000 for 1999 and $146,000 for 1998) increased $1,695,000 from
$10,581,000 in 1998 to $12,276,000 in 1999, primarily as a result of mortgages assumed in 1998 on two acquired properties and other mortgages assumed in the Meridian VIII merger, and from the issuance of two mortgages in 1999. These increases were offset by the payoffs of four mortgages in 1998 and five in 1999.

     Depreciation and amortization increased $3,614,000 in 1999 compared to 1998. This increase was primarily due to the industrial properties acquired in both 1998 and 1999 and development properties that achieved stabilized operations in 1998 and 1999, offset by the sales of several properties in 1998 and 1999, and the transfer of several properties to real estate held for sale (depreciation not taken on those properties in the category of "real estate held for sale").

     The increase in general and administrative expenses of $748,000 for the year ended December 31, 1999 was primarily due to an increase in general and administrative costs due to growth of the Company.

     In 1999, the Company recognized gains of $15,357,000 consisting primarily of the sale of three properties, two parcels of land and a land purchase leaseback, a write-down of one property and the recognition of other deferred gains. In 1998, the Company recognized gains of $9,713,000 consisting primarily of the sale of eight properties and the recognition of other deferred gains. See
Note 2 in the Notes to the Consolidated Financial Statements for details of these sales.

     NAREIT  has  recommended   supplemental   disclosures   concerning  capital
expenditures and leasing costs. Capital expenditures for the years ended December 31, 1999 and 1998 by category are as follows:

Capital Expenditures
                                                               1999
                                              ------------------------------------------
                                                                                           1998
                                               Industrial      Other          Total        Total
                                              ------------- ------------- -------------- ----------
                                                                 (In thousands)
Upgrade on Acquisitions                             $3,060             -          3,060      2,720
Major Renovation                                        49             -             49        793
Tenant improvements:
   New Tenants                                       2,802           274          3,076      2,100
   New Tenants (first generation)                      204             -            204         53
   Renewal Tenants                                     484             9            493      1,307
Other                                                2,360           155          2,515        570
                                              ------------- ------------- -------------- ----------
   Total capital expenditures                       $8,959           438          9,397      7,543
                                              ============= ============= ============== ==========

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 1999 and 1998 is as follows:

Capitalized Leasing Costs
                                                                            1999
                                              ------------------------------------------------------------
                                                                            Industrial                        1998
                                               Industrial      Other        Development        Total         Total
                                              ------------- ------------- ---------------- --------------- -----------
                                                                          (In thousands)
Capitalized leasing costs:
  New Tenants                                       $1,032             9                -           1,041       1,465
  New Tenants (first generation)                        80             -            1,137           1,217         246
  Renewal Tenants                                    1,007             5                -           1,012       1,130
                                              ------------- ------------- ---------------- --------------- -----------
     Total capitalized leasing costs                $2,119            14            1,137           3,270       2,841
                                              ============= ============= ================ =============== ===========
Amortization of leasing costs                                                                      $1,538       1,072
                                                                                           =============== ===========


NEW ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $53,016,000 for the year ended December 31, 2000. Other sources of cash were primarily from collections on mortgage loan receivables, sales of real estate investments, liquidating distributions from REIT shares, bank borrowings, proceeds from two new mortgage notes and proceeds from exercise of stock options. The Company distributed $24,702,000 in common and $10,008,000 in preferred stock dividends. Other primary uses of cash were for advances on mortgage loan receivables, capital improvements at the various properties, construction and development of properties, purchases of real estate investments, purchase of REIT shares, bank debt payments and mortgage note payments. Total debt at December 31, 2000 and 1999 was as follows:

                                                                Years Ended December 31,
                                                            ----------------------------------
                                                                 2000              1999
                                                            ---------------- -----------------
                                                                        (In thousands)
         Mortgage notes payable - fixed rate                       $168,709           148,665
         Bank notes payable - floating rate                         102,000            95,000
                                                            ----------------------------------
            Total debt                                             $270,709           243,665
                                                            ==================================

     The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 8.00% on $92,000,000 at December 31, 2000. An unused facility fee of .25% is also assessed on this note. In January 2001, the Company fixed a 6.75% interest rate for six months on $25 million of existing debt under this line. The remaining bank debt under this line has a 30-day rate which was 6.84% on $67,000,000 at March 9, 2001.

     EastGroup has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matured in January 2001. The loan was amended in January 2001 to reflect a new maturity date of January 2002. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 8.75% on a $10,000,000 balance at December 31, 2000. At March 9, 2001, the rate was 7.75% on $2,877,000.

     The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are determined at the time of any advances by the Company and Chase. At December 31, 2000, the outstanding balance for this loan was zero. At March 9, 2001, the rate was 6.75% on $15,000,000.

     In January 2001, EastGroup executed an application with Metropolitan Life Insurance Company for a $45 million nonrecourse mortgage loan with an interest rate of 7.25%, a 25-year amortization and a 10-year maturity. This loan will be secured by eight properties in Dallas, Houston and El Paso and is expected to close in March.

     EastGroup's only debt maturing in 2001 was a $3.8 million mortgage due in March 2001. The Company repaid this note upon maturity by using bank debt.

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share).

     On June 20, 2000, Pacific Gulf Properties announced that it had entered into an agreement to sell all of its industrial properties and is marketing its multi-family assets with the disposition of its senior housing assets to be determined at a future date. EastGroup owns 487,100 shares of PAG. In December 2000, upon receipt of the initial liquidating distribution of $22.00 per share from PAG, the Company reduced its basis in PAG shares to zero and recorded a gain of $807,000. Based on publicly available estimates prepared by analysts who follow PAG, management estimates that the Company will receive an additional $6.40 per share in 2001 from PAG's distributions of cash as it sells its remaining assets.

     Subsequent to December 31, 2000, EastGroup purchased World Houston 10 (107,000 square feet) for $5,712,000. The purchase was funded with cash escrows from tax deferred exchange transactions. As part of this transaction, the seller repaid $4,682,000 to the Company on the outstanding mortgage loan receivable and accrued interest for the World Houston 10 note.

     Budgeted capital improvements for the year ending December 31, 2001 follow:

                                                                Capital Improvements
                                                          Industrial     Other       Total
                                                         ------------- ----------- -----------
                                                                    (In thousands)
         Upgrades on Acquisitions                               $ 500           -         500
         Tenant Improvements:
             New Tenants                                        4,167           -       4,167
             Renewal Tenants                                    1,051           -       1,051
         Other                                                  1,617          15       1,632
                                                          ------------------------------------
              Total budgeted capital improvements              $7,335          15       7,350
                                                          ====================================

     Budgeted industrial development costs are estimated to be $36,000,000 for the year.

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

                                                                                                                   Fair
                                       2001       2002       2003     2004      2005     Thereafter     Total      Value
                                    ----------- ---------- --------- -------- --------- ------------- ---------- ----------

Fixed rate debt (in thousands)          $7,920     12,452     8,248    8,993    22,756       108,340    168,709    175,729
Weighted average interest rate           7.76%      7.59%     8.31%    8.19%     8.10%         7.56%      7.72%
Variable rate debt (in thousands)      $10,000     92,000         -        -         -             -    102,000    102,000
Weighted average interest rate           8.75%      8.00%         -        -         -             -      8.07%

     As the table above incorporates only those exposures that exist as of December 31, 2000, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Forward Looking Statements

     In addition to historical information, certain sections of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 2000 and 1999, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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




























                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


Index to Financial Statements:

                                                                                                         Page
(a)      (1)      Consolidated Financial Statements:
                    Independent Auditors' Report                                                         16
                    Consolidated Balance Sheets - December 31, 2000 and 1999                             16
                    Consolidated Statements of Income - Years ended December
                       31, 2000, 1999 and 1998                                                           17
                    Consolidated Statements of Changes in Stockholders' Equity-
                       Years ended December 31, 2000, 1999 and 1998                                      18
                    Consolidated Statements of Cash Flows - Years ended December
                       31, 2000, 1999 and 1998                                                           19
                    Notes to Consolidated Financial Statements                                           20
         (2)      Consolidated Financial Statement Schedules:
                     Schedule III - Real Estate Properties and Accumulated Depreciation                  34
                     Schedule IV - Mortgage Loans on Real Estate                                         39

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the notes to the consolidated financial statements.

         (3) Form 10-K Exhibits:
                (a) Articles of Incorporation (incorporated by reference to Appendix B to the Registrant's Proxy Statement dated April 24, 1997).
                (b) Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant's Proxy Statement dated April 24, 1997).
                (c) Articles Supplementary of the Company relating to the 9.00% Series A Cumulative Redeemable Preferred Stock of the Company (incorporated by reference to the Company's Form 8-A filed June 15, 1998).
                (d) Articles Supplementary of the Company relating to the Series B Cumulative Convertible Preferred Stock (incorporated by reference to the Company's Form 8-K filed on October 1, 1998).
                (e) Articles Supplementary of the Company relating to the Series C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).
                (f) Certificate of Correction to Articles Supplementary with respect to Series B Cumulative Convertible Preferred Stock (incorporated by reference to the Registrant's Form 10-K for the year ended December 31,
                         1998).

         (10) Material Contracts:
                (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).
                (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's proxy statement dated April 26,
                         1994).*
                (c) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey) (incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
                (d) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
                (e) Operating Agreement dated September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
                (f) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1,
                         1998).
                (g) Credit Agreement dated January 13, 1999 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; Chase Bank of Texas, National Association, as Arranger,
                         Book Manager and Administrative Agent; First Union National Bank, as Syndication Agent; PNC Bank, National Association, as Documentation Agent;
                         AmSouth Bank (successor  to Deposit Guaranty  National
                         Bank), as Co-Agent; and the Lenders (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998).
         (21)     Subsidiaries of Registrant (filed herewith).

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




Jackson, Mississippi                                           KPMG LLP
March 2, 2001



                                                               CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                      December 31, 2000             December 31, 1999
                                                                    -------------------------------------------------------
ASSETS
  Real estate properties:
      Industrial                                                    $      630,860                         580,598
      Industrial development                                                37,193                          35,480
      Other                                                                     -                            6,919
                                                                    ----------------------------------------------------------
                                                                           668,053                         622,997
      Less accumulated depreciation                                        (66,492)                        (46,829)
                                                                    ----------------------------------------------------------
                                                                           601,561                         576,168
                                                                    ----------------------------------------------------------

  Real estate held for sale                                                 26,602                          18,051
      Less accumulated depreciation                                         (3,628)                         (4,750)
                                                                   -----------------------------------------------------------
                                                                            22,974                          13,301
                                                                   -----------------------------------------------------------
  Mortgage loans                                                             9,191                           8,706
  Investment in real estate investment trusts                                8,068                          15,708
  Cash                                                                       2,861                           2,657
  Other assets                                                              21,550                          15,611
                                                                   -----------------------------------------------------------
      TOTAL ASSETS                                                  $      666,205                         632,151
                                                                   ===========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                            $      168,709                         148,665
  Notes payable to banks                                                   102,000                          95,000
  Accounts payable & accrued expenses                                       13,792                          12,170
  Other liabilities                                                          4,615                           4,664
                                                                   ------------------------------------------------------------
                                                                           289,116                         260,499
                                                                   ------------------------------------------------------------

  Minority interest in joint ventures                                        1,697                           1,690
  Minority interest in operating partnership                                     -                             650
                                                                   --------------------------------------=---------------------
                                                                             1,697                           2,340
                                                                   ------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred Shares and
        additional paid-in capital; $.0001 par value; 1,725,000
        shares authorized and issued; stated liquidation
        preference of $43,125                                               41,357                          41,357
    Series B 8.75% Cumulative Convertible Preferred Shares
        and additional paid-in capital; $.0001 par value; 2,800,000 shares authorized and issued; stated liquidation
        preference of $70,000                                               67,178                          67,178
    Series C Preferred Shares; $.0001 par value; 600,000 shares
        authorized; no shares issued                                             -                               -
    Common shares; $.0001 par value; 64,875,000 shares authorized;
        15,849,318 shares issued at December 31, 2000 and
        15,555,505 at December 31, 1999                                          2                               2
    Excess shares; $.0001 par value; 30,000,000 shares authorized;
        no shares issued                                                         -                               -
    Additional paid-in capital on common shares                            238,910                         233,453
    Undistributed earnings                                                  28,185                          26,654
    Accumulated other comprehensive income                                   3,104                             668
    Unearned compensation                                                   (3,344)                              -
                                                                  -------------------------------------------------------------
                                                                           375,392                         369,312
                                                                  -------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $        666,205                         632,151
                                                                  =============================================================

See accompanying notes to consolidated financial statements.


                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            Years Ended December 31,
                                                                              ------------------------------------------------------
                                                                                     2000             1999              1998
                                                                              ------------------------------------------------------
REVENUES
Income from real estate operations                                             $    93,906           83,320             74,312
Interest:
  Mortgage loans                                                                       839            1,123              1,704
  Other interest                                                                       136              244                164
Gain on securities                                                                   2,154               30                  -
Other                                                                                1,068            1,519                548
                                                                              ------------------------------------------------------
                                                                                    98,103           86,236             76,728
                                                                              ------------------------------------------------------
EXPENSES
Operating expenses from real estate operations                                      22,359           19,941             19,328
Interest                                                                            18,570           17,688             16,948
Depreciation and amortization                                                       23,449           20,239             16,625
General and administrative                                                           5,607            4,519              3,771
                                                                              ------------------------------------------------------
                                                                                    69,985           62,387             56,672
                                                                              ------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
   GAIN ON REAL ESTATE INVESTMENTS                                                  28,118           23,849             20,056

Minority interest in joint ventures                                                    377              433                433
                                                                              ------------------------------------------------------


INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                                           27,741           23,416             19,623

Gain on real estate investments                                                      8,771           15,357              9,713
                                                                              ------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                                   36,512           38,773             29,336


Cumulative effect of change in accounting principle                                      -              418                  -
                                                                              ------------------------------------------------------

NET INCOME                                                                           36,512          38,355             29,336
Preferred dividends-Series A                                                          3,880           3,880              2,070
Preferred dividends-Series B                                                          6,128           2,246                  -
                                                                              ------------------------------------------------------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                                             $  26,504          32,229             27,266
                                                                              ======================================================
BASIC PER SHARE DATA

  Net income available to common shareholders                                     $    1.70            2.01               1.67
                                                                              ======================================================
  Weighted average shares outstanding                                                15,623          16,046             16,283
                                                                              ======================================================
DILUTED PER SHARE DATA

  Net income available to common shareholders                                     $    1.68            1.99               1.66
                                                                              ======================================================

  Weighted average shares outstanding                                                15,798          17,362             16,432
                                                                              ======================================================



See accompanying notes to consolidated financial statements.



                                                                    CONSOLIDATED STATEMENTS OF CHANGES
                                                                          IN STOCKHOLDERS' EQUITY
                                                            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                                               Accumulated
                                                                        Additional                               Other
                                                   Preferred  Common     Paid-In     Unearned    Undistributed Comprehensive
                                                     Stock     Stock     Capital    Compensation   Earnings       Income     Total
                                                  ----------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1997                        $      -        2       244,215          -         13,633         (535)   257,315
    Comprehensive income
        Net income                                       -        -             -          -         29,336            -     29,336
        Net unrealized change in investment
          securities                                     -        -             -          -              -        1,142      1,142
             Total comprehensive income                                                                                   ---------
                                                                                                                             30,478
                                                                                                                          ---------
    Cash dividends declared-common, $1.40 per share      -        -             -          -        (22,823)           -    (22,823)
    Preferred stock dividends declared                   -        -             -          -         (2,070)           -     (2,070)
    Issuance of 5,007 shares of common stock,
      incentive compensation                             -        -           102          -              -            -        102
    Issuance of 15,238 shares of common stock,
      dividend reinvestment plan                         -        -           296          -              -            -        296
    Issuance of 29,685 shares of common
      stock, exercise options                            -        -           415          -              -            -        415
    Issuance of 79,353 shares of common
      stock, Ensign merger                               -        -         1,746          -              -            -      1,746
    Issuance of 1,725,000 shares of
      Series A preferred                            41,357        -             -          -              -            -     41,357
    Issuance of 400,000 shares of
      Series B preferred                             9,642        -             -          -              -            -      9,642
    Purchase of 5,025 common shares                      -        -           (75)         -              -            -        (75)
    Purchase of 21,100 common shares,
      stock repurchase plan                              -        -          (359)         -              -            -       (359)
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                          50,999        2       246,340          -         18,076          607    316,024
    Comprehensive income
        Net income                                       -        -             -          -         38,355            -     38,355
        Net unrealized change in investment
          securities                                     -        -             -          -              -           61         61
                                                                                                                           ---------
            Total comprehensive income                                                                                       38,416
                                                                                                                           ---------
    Cash dividends declared-common,
          $1.48 per share                                -        -             -          -        (23,651)           -    (23,651)
    Preferred stock dividends declared                   -        -             -          -         (6,126)           -     (6,126)
    Issuance of 8,009 shares of common stock,
      incentive compensation                             -        -            156         -              -            -        156
    Issuance of 16,275 shares of common stock,
      dividend reinvestment plan                         -        -            295         -              -            -        295
    Issuance of 22,210 shares of common stock,
      exercise options                                   -        -            317         -              -            -        317
    Issuance of 2,400,000 shares of
      Series B preferred                            57,536        -              -         -              -            -     57,536
    Purchase of 2,070 common shares                      -        -            (34)        -              -            -        (34)
    Purchase of 796,600 common shares,
      stock repurchase plan                              -        -        (13,621)        -              -            -    (13,621)
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         108,535        2        233,453         -         26,654          668    369,312
    Comprehensive income
        Net income                                       -        -              -         -         36,512            -     36,512
        Net unrealized change in
         investment securities                           -        -              -         -              -        2,436      2,436
                                                                                                                            --------
            Total comprehensive income                                                                                       38,948
                                                                                                                            --------
    Cash dividends declared-common, $1.58 per share      -        -              -         -        (24,973)           -    (24,973)
    Preferred stock dividends declared                   -        -              -         -        (10,008)           -    (10,008)
    Issuance of 9,638 shares of common stock,
      incentive compensation                             -        -            174         -              -            -        174
    Issuance of 14,175 shares of common stock,
      dividend reinvestment plan                         -        -            312         -              -            -        312
    Issuance of 122,250 shares of common stock,
      exercise options                                   -        -          1,957         -              -            -      1,957
    Issuance of 181,250 shares of common stock,
      incentive restricted stock                         -        -          3,716    (3,716)             -            -          -
    Amortization of unearned compensation,
      incentive restricted stock                         -        -              -       372              -            -        372
    Repurchase limited partnership units                 -        -            (55)        -              -            -        (55)
    Purchase of 23,500 common shares                     -        -           (457)        -              -            -       (457)
    Purchase of 10,000 common shares,
      stock repurchase plan                              -        -           (190)        -              -            -       (190)
                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                       $ 108,535        2        238,910    (3,344)        28,185        3,104    375,392
                                               =====================================================================================


See accompanying notes to consolidated financial statements.




                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (IN THOUSANDS)



                                                                                                   Years Ended December 31,
                                                                                   -------------------------------------------------
                                                                                       2000               1999              1998
                                                                                   -------------------------------------------------


OPERATING ACTIVITIES:
    Net income                                                                      $ 36,512             38,355            29,336
    Adjustments to reconcile net income to net cash provided by operating activities:
        Cumulative effect of change in accounting principle                                -                418                 -
        Depreciation and amortization                                                 23,449             20,239            16,625
        Gain on real estate investments, net                                          (8,771)           (15,357)           (9,713)
        Gain on real estate investment trust shares                                   (2,154)               (30)                -
        Amortization of unearned compensation                                            372                  -                 -
        Minority interest depreciation and amortization                                 (158)              (241)             (324)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                               (568)               786            (6,106)
          Accounts payable, accrued expenses and prepaid rent                          4,334                 66             6,387
                                                                                   -------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             53,016             44,236            36,205
                                                                                   -------------------------------------------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable, net of amortization of loan discounts       4,124              9,809             2,421
    Advances on mortgage loans receivable                                             (4,609)            (8,186)                -
    Proceeds from sale of real estate investments                                     17,170             51,090            31,215
    Real estate improvements                                                         (10,611)            (9,397)           (7,543)
    Real estate development                                                          (40,661)           (45,846)          (25,511)
    Purchases of real estate                                                         (13,628)           (56,569)          (73,980)
    Acquisition of Meridian                                                                -                  -           (52,760)
    Purchases of real estate investment trust shares                                  (4,964)           (10,172)           (1,832)
    Proceeds from real estate investment trust shares                                 17,334                292                 -
    Merger expenses                                                                        -                  -            (1,614)
    Changes in other assets and other liabilities                                     (7,302)               660            (7,271)
    Cash balances of acquired companies                                                    -                  -             6,118
                                                                                   -------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (43,147)           (68,319)         (130,757)
                                                                                   -------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                    182,519            297,226           202,560
    Debt issuance costs                                                                 (316)              (902)             (183)
    Proceeds from mortgage notes payable                                              37,800             47,000             2,200
    Principal payments on bank borrowings                                           (175,519)          (316,548)         (130,008)
    Principal payments on mortgage notes payable                                     (17,756)           (21,932)           (6,270)
    Distributions paid to shareholders                                               (34,710)           (28,245)          (24,073)
    Purchases of limited partnership units                                              (705)                 -                 -
    Purchases of shares of common stock                                                 (647)           (13,655)             (434)
    Proceeds from exercise of stock options                                            1,957                317               415
    Net proceeds from issuance of shares of preferred stock                                -             57,536            50,999
    Proceeds from dividend reinvestment plan                                             312                295               296
    Other                                                                             (2,600)             2,864               536
                                                                                   -------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (9,665)            23,956            96,038
                                                                                   -------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         204               (127)            1,486
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     2,657              2,784             1,298
                                                                                   -------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 2,861              2,657             2,784
                                                                                   =================================================
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest, net of amount capitalized                                $17,919             17,236            15,505
    Debt assumed by the Company in purchase of real estate                                 -              1,103             7,167
    Operating partnership units issued in purchase of real estate                          -                  -               650
    Debt assumed by the Company in the Meridian acquisition                                -                  -            33,422
    Debt assumed by buyer of real estate                                                   -                  -            19,405
    Issuance of common stock to acquire Ensign                                             -                  -             1,746
    Issuance of incentive restricted stock                                             3,716                  -                 -



See accompanying notes to consolidated financial statements.




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

(1)      Significant Accounting Policies

(a)      Principles of Consolidation

     The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company or EastGroup), its wholly-owned subsidiaries and its investment in any joint ventures. At December 31, 2000 and 1999, the Company had two joint ventures: the 80% owned University Business Center and the 80% owned IBG Wiegman Road Associates. At December 31, 1998, the Company had four joint ventures: the 75% owned 56th Street Commerce Park, the 75% owned JetPort Commerce Park, the 80% owned University Business Center, and the 80% owned IBG Wiegman Road Associates. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)      Federal Income Taxes

     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. The Company distributed all of its 2000, 1999 and 1998 taxable income to its stockholders. Accordingly, no provision for federal income taxes was necessary. Distributions paid per common share for federal income tax purposes were:

                                                    Years Ended December 31,
                                           --------------------------------------------

                                              2000               1999           1998
                                           --------------------------------------------
         Ordinary Income                       $1.58             1.48            1.36
         Long-term 20% Capital Gain                -                -             .04
                                           --------------------------------------------
                                               $1.58             1.48            1.40
                                           ============================================

     Distributions paid per share of Series A Preferred for federal income tax purposes for the years ended December 31, 2000, 1999, and 1998 were $2.25, $2.25, and $.725, respectively, paid as ordinary income with no return of capital.

     Distributions paid per share of Series B Convertible Preferred for federal income tax purposes for the years ended December 31, 2000 and 1999 were $2.188 and $1.641, paid as ordinary income with no return of capital. No dividends were paid in 1998 on the Series B Preferred.

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

(d)      Real Estate Properties

     Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of 25 to 40 years for buildings and 3 to 10 years for other improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Geographically, the Company's investments are concentrated in the major sunbelt market areas of the southeastern and southwestern United States, primarily in the states of California, Florida, Texas and Arizona.

(e)      Real Estate Held for Sale

     Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale.

(f)      Investment in Real Estate Investment Trusts

     Marketable equity securities owned by the Company are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. Since the Company did not exercise significant influence over its investment in REITs, these investments were accounted for under the cost method. The costs of these investments were adjusted to fair market value with an equity adjustment to account for unrealized gains/losses as indicated above.

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

(i)      Goodwill

     In March 1998, EastGroup acquired Ensign Properties, Inc., the largest independent industrial developer in Orlando. A portion of the total acquisition price for Ensign included goodwill, which represents the excess of the purchase price and related costs over the fair value assigned to the net tangible assets. The Company amortizes goodwill on a straight-line basis over 20 years. The Company will periodically review the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the unamortized basis. In management's opinion, no material impairment existed at December 31, 2000, 1999, and 1998. Amortization expense for goodwill was $61,000 in 2000 and 1999 and $51,000 in 1998.

(j)      Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(k)      Reclassifications

     Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

(l)      Earnings Per Share

     The Company applies SFAS No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS.

     Basic EPS represents the amount of earnings for the year available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

     Diluted EPS represents the amount of earnings for the year available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by totaling net income available to common shareholders plus dividends on dilutive convertible preferred shares and limited partnership (LP) dividends and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, LP units, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and nonvested restricted stock was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assuming proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The treasury stock method was also used assuming conversion of the convertible preferred stock.

(m)      Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period, and to disclose material contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(n)      Stock Based Compensation

     The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. Companies are given the choice of either recognizing related compensation cost by adopting the fair value method, or to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," while supplementally disclosing the pro forma effect on net income and net income per share using the new measurement criteria. The Company elected to continue to follow the requirements of APB No. 25, and accordingly, there was no effect on the results of operations.

     The Company also accounts for restricted stock in accordance with APB No. 25, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.

(o)      Capitalized Development Costs

     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction, property taxes, etc.) are aggregated into the total capitalization of the property. As the property becomes occupied, interest, depreciation and property taxes for the percentage occupied only is expensed as incurred. When the property becomes 80% occupied or one year after completion of the construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. When the property becomes classified as an industrial property, the entire property is depreciated accordingly, and interest and property taxes are expensed.

(2)      Real Estate Owned

     At December 31, 2000, the Company is offering for sale the Nobel Business Center in Hercules, California with a carrying amount of $2,393,000; the 109th Street Warehouse in Dallas, Texas with a carrying amount of $976,000; the LA Corporate Center in Los Angeles, California with a carrying amount of $6,334,000; the Ethan Allen Distribution Center in Los Angeles, California with a carrying amount of $11,934,000; the Delp Distribution Center III in Memphis, Tennessee with a carrying amount of $647,000; and 4.46 acres of land in the World Houston Business Park with a carrying amount of $690,000. No loss is anticipated on the sale of these properties. The results of operations for real estate held for sale at December 31, 2000, amounted to $1,820,000, $1,586,000, and $1,314,000, respectively, for the years ended December 31, 2000, 1999, and 1998. The results of operations for real estate held for sale at December 31, 1999, amounted to $258,000 and $293,000, respectively, for the years ended December 31, 1999 and 1998.

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2000 was $2,060,000, compared to $1,834,000 for 1999 and $822,000 for 1998.

Industrial Development

                                                                        Costs Incurred
                                                            ---------------------------------------
                                              Size at        For the 12 Months     Cumulative as       Estimated
                                             Completion        Ended 12/31/00       of 12/31/00       Total Costs
                                            (Unaudited)                                               (Unaudited)
----------------------------------------- ----------------- ---------------------------------------------------------
                                           (Square feet)                         (In thousands)
Lease-Up:
Glenmont II
  Houston, Texas                                   104,000               $ 2,448             2,916             3,780
Palm River North I & III
  Tampa, Florida                                   116,000                 3,362             4,928             6,290
Westlake II
  Tampa, Florida                                    70,000                 3,343             3,343             4,270
Sunport I
  Orlando, Florida                                  56,000                 1,851             3,122             3,200
Beach Commerce Center
  Jacksonville, Florida                             46,000                 2,029             2,029             2,800
World Houston 11
  Houston, Texas                                   126,000                 3,135             3,721             5,460
Interstate Commons II
  Phoenix, Arizona                                  59,000                 1,889             2,209             2,900
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                     577,000                18,057            22,268            28,700
                                          ----------------- --------------------- ----------------- -----------------

Under Construction:
Techway Southwest I
  Houston, Texas                                   126,000                 1,888             1,888             5,040
Kyrene II
   Tempe, Arizona                                   60,000                 1,169             1,809             3,710
Walden Distribution Center I
  Tampa, Florida                                    90,000                   442               779             4,240
Sunport Center II
  Orlando, Florida                                  60,000                   762               762             3,500
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                           336,000                 4,261             5,238            16,490
                                          ----------------- --------------------- ----------------- -----------------

Prospective Development:
Phoenix, Arizona                                    40,000                   237               237             2,000
Tucson, Arizona                                     70,000                   299               299             3,500
Tampa, Florida                                     230,000                 1,351             1,835             9,200
Orlando, Florida                                   339,000                 1,723             1,723            18,900
Houston, Texas                                   1,017,000                 5,593             5,593            45,300
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                    1,696,000                 9,203             9,687            78,900
                                          ----------------- --------------------- ----------------- -----------------
                                                 2,609,000               $31,521            37,193           124,090
                                          ================= ===================== ================= =================




Development Transferred to
Industrial Properties During Twelve
Months Ended December 31, 2000:
John Young II
  Orlando, Florida                                  47,000                $1,563             4,125
Rampart Distribution Center III
  Denver, Colorado                                  92,000                   982             5,736
Sample 95 II
  Pompano, Florida                                  70,000                   556             4,057
Chestnut Business Center
  City of Industry, California                      75,000                   785             5,139
Palm River North II
  Tampa, Florida                                    96,000                 1,996             5,142
Westlake I
  Tampa, Florida                                    70,000                   534             4,836
Glenmont I
  Houston, Texas                                   108,000                   998             4,204
Main Street
  Carson, California                               106,000                 1,726             5,709
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                    664,000                $9,140            38,948
                                          ================= ===================== =================

     A summary of gains (losses) on real estate investments for the years ended December 31, 2000, 1999 and 1998 follows:

Gains (Losses) on Real Estate Investments

                                                                    Net            Recognized
                                                 Basis          Sales Price       Gain (Loss)
                                            ------------------------------------------------------
                                                               (In thousands)
2000
Real estate properties:
    LeTourneau Center of Commerce            $   1,592              1,593                 1
    8150 Leesburg Pike-deferred gain               (94)                 -                94
    La Vista Crossing Apartments                 6,472             14,528             8,056
Estelle land                                       429              1,049               620
                                            ------------------------------------------------------
                                              $  8,399             17,170             8,771
                                            ======================================================

1999
Real estate properties:
    8150 Leesburg Pike Office Building         $ 13,917             28,082           14,165
    2020 Exchange                                   867                997              130
    Waldenbooks                                  21,360             21,077             (283)
    West Palm write-down                            448                  -             (448)
Mortgage loans:
   Country Club-deferred gain                    (1,127)                 -            1,127
   Gainesville-deferred gain                       (388)                 -              388
Country Club land purchase-leaseback                500                500                -
Estelle land                                        137                367              230
LNH land                                             19                137              118
Other                                                 -                (70)             (70)
                                            ------------------------------------------------------
                                               $ 35,733             51,090           15,357
                                            ======================================================
1998
Real estate properties:
    Hampton House Apartments                   $  5,977              6,611              634
    Sutton House Apartments                       7,696              9,448            1,752
    Doral Club Apartments                         5,900              9,046            3,146
    Grande Pointe Apartments                      5,857              7,104            1,247
    401 Exchange Distribution Center                621                666               45
    East Maricopa Distribution Center               625                625                -
    Columbia Place Office Building               11,524             13,913            2,389
    Park Ridge Distribution Center                3,154              3,154                -
LNH Land                                              9                 53               44
Jacksonville-deferred gain                         (383)                 -              383
Other                                               (73)                 -               73
                                           ------------------------------------------------------
                                                $40,907             50,620            9,713
                                           ======================================================

     The following schedule indicates approximate future minimum rental receipts under noncancelable leases for the real estate properties by year as of December 31, 2000 (in thousands):

Future Minimum Rental Receipts Under Noncancelable Leases

          Years Ended December 31,
         -------------------------

         2001                                                   $73,110
         2002                                                    60,848
         2003                                                    47,562
         2004                                                    31,853
         2005                                                    20,920
         Thereafter                                              51,176
                                                       ----------------
            Total minimum receipts                             $285,469
                                                       ================

Ground Leases

     As of December 31, 2000, the Company owned two properties in Florida and two properties in Texas that are subject to ground leases. These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years. Total lease expense amounts for the years ended December 31, 2000, 1999 and 1998 were $567,000, $511,000 and $490,000, respectively. Payments are subject to increases at 5 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2000 (in thousands):

Future Minimum Ground Lease Payments

          Years Ended December 31,
         --------------------------

         2001                                                     $ 594
         2002                                                       594
         2003                                                       594
         2004                                                       594
         2005                                                       594
         Thereafter                                              17,620
                                                        ----------------
            Total minimum payments                              $20,590
                                                        ================




(3)      Mortgage Loans Receivable

A summary of mortgage loans follows:

                                                                          December 31,
                                                                 ----------------------------
                                                                     2000              1999
                                                                 -------------  --------------
                                                                       (In thousands)
         First mortgage loans:
         Industrial (2 loans in 2000 and 1999)                         $9,174          6,722
         Undeveloped Land (1 loan in 1999)                                  -          1,965
         Other (1 loan in 2000 and 1999)                                   17             19
                                                                 -------------   --------------
                                                                       $9,191          8,706
                                                                 =============   ==============

     Included in the two industrial loans held at December 31, 2000 is $4,565,000 for World Houston 10 which was repaid in January 2001. The weighted average interest rate on the remaining loans is approximately 9.0%.

     Deferred gains recognized on the payoff of mortgage notes receivable were zero in 2000, $1,515,000 in 1999 and $383,000 in 1998.

(4)      Investment in Real Estate Investment Trusts

The investment in real estate investment trusts (REITs) consists of the following:

                                                          December 31, 2000           December 31, 1999
                                                    ------------------------------ -------------------------
                                                                     Estimated                  Estimated
                                                        Cost         Fair Value       Cost      Fair Value
                                                    -------------- --------------- ----------- -------------
                                                                        (In thousands)
         Franklin Select Realty Trust                     $    -               -       5,130         5,844
         Pacific Gulf Properties                               -           2,983       9,910         9,864
         Other                                             4,964           5,085           -             -
                                                    -------------- --------------- ----------- -------------
                                                          $4,964           8,068      15,040        15,708
                                                    ============== =============== =========== =============

     During 2000, the Company received liquidating dividends from Franklin Select Realty Trust and the first liquidating dividend from Pacific Gulf
Properties. The liquidating dividends received reduced the basis in these investments to zero with the remainder recorded as gain on securities in the accompanying 2000 consolidated statement of income. Pacific Gulf Properties has announced that it is selling most of its assets and any further distributions received by the Company will be recorded as realized gains when received.

 (5)     Notes Payable to Banks

     The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 8.00% on $92,000,000 at December 31, 2000 and 7.50% on $77,000,000 and 7.44% on $8,000,000 at December
31, 1999. An unused facility fee of .25% is also assessed on this note.

     EastGroup has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matured in January 2001. The loan was amended in January 2001 to reflect a new maturity date of January 2002. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 8.75% on $10,000,000 at December 31, 2000 and 7.75% on $10,000,000 at
December 31, 1999.

     The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are determined at the time of any advances by the Company and Chase. At December 31, 2000 and 1999, the outstanding balance for this loan was zero.

     Total loan commitment fees of $37,500 were paid in 2000, $37,500 in 1999, and $136,500 in 1998.

     Average bank borrowings were $107,221,000 in 2000 compared to $104,335,000 in 1999 with average interest rates of 7.83% in 2000 compared to 6.56% in 1999. Amortization of bank loan costs were $264,000 in 2000 and $251,000 in 1999. Average interest rates including amortization of loan costs were 8.07% for 2000 and 6.80% for 1999.




(6)      Mortgage Notes Payable

A summary of mortgage notes payable follows:

                                                                                    Carrying Amount
                                                                                      Of Securing         Balance at December 31,
                                                            P&I       Maturity       Real Estate at      -------------------------
Property                                   Rate           Payment       Date        December 31, 2000          2000          1999
-------------------------------------- ------------- -------------- ----------- ------------------- ---------------- ---------------
                                                                                                      (In thousands)
University Business Center                9.060%           $85,841   04/01/00            $    -        Repaid 04/00            8,477
Northwest Point Business Park             7.750%            32,857   03/01/01             6,079               3,837            3,930
University Business Center
   (120 & 130 Cremona)                    7.450%            74,235   02/28/02            10,760               8,380            8,637
Estrella Distribution Center              9.250%            23,979   01/02/03             4,975               2,461            2,518
Deerwood Distribution Center              8.375%            16,339   07/01/03             3,348               1,516            1,588
Eastlake Distribution Center              8.500%            57,115   07/05/04             9,247               4,164            4,480
56th Street Commerce Park                 8.875%            21,816   08/01/04             3,753               1,987            2,069
Chamberlain Distribution Center           8.750%            21,376   01/01/05             3,715               2,372            2,423
Exchange Distribution Center              8.375%            21,498   08/01/05             3,002               2,175            2,247
Westport Commerce Center                  8.000%            28,021   08/01/05             5,042               2,898            2,998
LaVista Apartments                        8.688%            48,667   09/01/05                 -        Repaid 12/00            5,607
LakePointe Business Park                  8.125%            81,675   10/01/05             9,526              10,437           10,563
Jetport, JetPort 515 & Jetport 516        8.125%            33,769   10/01/05             5,363               3,487            3,604
Huntwood Associates                       7.990%           100,250   08/22/06            16,748              12,172           12,393
Wiegman Associates                        7.990%            46,269   08/22/06             8,557               5,618            5,720
World Houston 1 & 2                       7.770%            33,019   04/15/07             5,788               4,436            4,485
E. University, 7th St, 55th St,
   Ethan Allen                            8.060%            96,974   06/26/07            23,390              11,905           12,100
Lamar II Distribution Center              6.900%            16,925   12/01/08             6,390               2,090            2,147
Dominguez, Kingsview, Walnut,
    Washington, Industry and Shaw         6.800%           358,770   03/01/09            61,197              44,945           46,149
Auburn Facility                           8.875%            64,885   09/01/09            15,043               4,696            5,041
America Plaza, Central Green,
   World Houston 3&4, 5, 6, 7&8, 9        7.920%           191,519   05/10/11            32,040              26,282                -
University Business Center
   (125 & 175 Cremona)                    7.980%            88,607   06/01/12            14,768              11,413                -
Kyrene Distribution Center                9.000%            11,246   07/01/14             2,744               1,053            1,091
North Shore Improvement Bonds           6.3-7.750%      Semiannual   09/02/16             2,393                 385              398
                                                                                ----------------------------------------------------
                                                                                       $253,868             168,709          148,665
                                                                                ====================================================

     Approximate principal payments due during the next five years as of December 31, 2000 are as follows (in thousands):

                 2001                        $7,920
                 2002                        12,452
                 2003                         8,248
                 2004                         8,993
                 2005                        22,756




 (7)     Stockholders' Equity

Management Incentive Plan-Stock Options/Incentive Awards

     In 1994, the Company adopted the 1994 Management Incentive Plan, and the Plan was amended in 1999. As amended, the Plan includes stock options (50% vested after one year and the other 50% after two years), an annual incentive award and restricted stock awards.

         Stock option activity for the 1994 plan is as follows:

                                                                    Years Ended December 31,
                                          ------------------------------------------------------------------------------
                                                    2000                       1999                      1998
                                          ------------------------- --------------------------- ------------------------
                                                        Weighted                    Weighted                 Weighted
                                                         Average                    Average                   Average
                                            Shares      Exercise       Shares       Exercise      Shares     Exercise
                                                          Price                      Price                     Price
                                         ------------- ------------- ----------- ------------  ------------ ------------
  Outstanding at beginning of year            861,423      $17.680       645,633        16.600     668,758       16.490
  Granted                                      50,750       20.766       239,000        20.320       7,000       20.670
  Exercised                                  (108,000)      16.578       (22,210)       14.340     (22,935)      14.170
  Expired                                     (89,250)      19.809        (1,000)       22.000      (7,190)      18.010
                                          ------------              -------------               -----------
  Outstanding at end of year                  714,923       17.801       861,423        17.680     645,633       16.600
                                          ============              =============               ===========

  Exercisable at end of year                  575,798      $17.156       618,923        16.640     497,391       15.450
  Available for grant at end of year          292,705            -       445,093             -      29,388            -

  Price range of options:
            Outstanding                             $12.670-22.375               12.000-22.375            12.000-22.375
            Exercised                                12.000-22.000               12.000-18.170            12.670-17.920
            Exercisable                              12.670-22.375               12.000-22.375            12.000-22.375

         The weighted average  contractual life of the options outstanding as of December 31, 2000 was 6.43 years.

     The annual incentive award program began in 1995 and the Compensation Committee determines awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The 2000, 1999 and 1998 awards were expensed in these years and approximated $448,000, $435,000 and $469,000, respectively. The awards were payable 60% in cash and 40% in stock of the Company for 2000 and 1999 and two-thirds in cash and one-third in stock in 1998.

     On December 5, 2000, under the 1994 Management Incentive Plan, the Compensation Committee granted 181,250 shares of restricted stock to all employees, effective January 1, 2000. The purpose of the plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The stock price on the grant date was $20.50. The restricted period for the stock is 10 years and vesting is 20% at the end of the sixth year through the tenth year or, if certain performance goals are achieved, vesting could reach up to 40% at the end of the fourth year with 10% at the end of the fifth year through the tenth year. The Company recorded $3,716,000 as additional paid-in capital when the shares were granted, offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized 10% each year over the restricted period. Compensation expense of $372,000 was recognized in 2000. During the restricted period, the Company will accrue dividends and will hold the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends will be delivered to the employee as they vest.


Directors Stock Option Plan

     The Company has a Directors Stock Option Plan, as amended in 1994, under which an aggregate of 150,000 shares of common stock were reserved for issuance upon exercise of any options granted. An additional 150,000 shares were reserved in 2000. Under the Directors plan, each Non-Employee Director is granted an initial 7,500 options and 2,250 additional options on the date of any Annual Meeting at which the Director is reelected to the Board.

         Stock option activity for the Director plan is as follows:

                                                                    Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                    2000                      1999                      1998
                                          ------------------------- ------------------------- -------------------------
                                                        Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                            Shares      Exercise      Shares      Exercise      Shares      Exercise
                                                         Price                     Price                     Price
                                          ----------- ------------- ----------- -------------  ----------- -------------
  Outstanding at beginning of year            96,750       $15.780      78,000        14.710      70,500        13.300
  Granted                                     13,500        21.750      18,750        20.250      16,500        20.625
  Exercised                                  (14,250)       11.695           -             -      (6,750)       12.830
  Expired                                          -             -           -             -      (2,250)       19.375
                                          -----------                ----------                -----------
  Outstanding at end of year                  96,000        17.231      96,750        15.780      78,000        14.710
                                          ===========               ===========                ===========


  Exercisable at end of year                  96,000       $17.231      96,750        15.780      78,000        14.710
  Available for grant at end of year         143,250             -       6,750             -      25,500             -


  Price range of options:
            Outstanding                             $11.250-21.750              10.670-20.625            10.670-20.625
            Exercised                                10.670-14.580                          -            11.250-14.580
            Exercisable                              11.250-21.750              10.670-20.625            10.670-20.625

         The weighted average contractual life of the options outstanding as of December 31, 2000 was 6.45 years.

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

     The Company declared dividends per share of Series A Preferred of $2.25, $2.25 and $1.20 in 2000, 1999 and 1998, respectively.

Series B 8.75% Cumulative Convertible Preferred Stock

     In September 1998, EastGroup entered into an agreement with Five Arrows Realty Securities II, L.L.C. (Five Arrows), an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group, providing for the sale of 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share. In December 1998, EastGroup sold $10,000,000 of the Series B Preferred Stock to Five Arrows. The Company sold the remaining $60,000,000 to Five Arrows in September 1999. In connection with this offering, EastGroup has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to the Series B Preferred Stock.

     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible.

     The Company declared dividends per share of Series B Preferred of $2.188 in both 2000 and 1999.

Common Stock Repurchase Plan

     During the third quarter 1998, EastGroup's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. In September 1999, EastGroup's Board of Directors authorized the repurchase of an additional 500,000 shares of its outstanding common stock and an additional 500,000 shares in December 1999. The shares may be purchased from time to time in the open market or in privately negotiated transactions. For the year ended December 31, 2000, the Company repurchased 10,000 shares for $190,000 and a total of 827,700 shares for $14,170,000 (an average of $17.12 per share) since September 30, 1998.

Shareholder Rights Plan

     In December 1998, EastGroup adopted a Shareholder Rights Plan designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. Under the Plan, Rights were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on December 28, 1998. A Right was also delivered with all shares of Common Stock issued after December 28, 1998 and
1.1364 Rights were delivered with all shares of EastGroup's Series B Cumulative Convertible Preferred Stock issued after December 28, 1998. The Rights will expire at the close of business on December 3, 2008.

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

     Under certain circumstances, if EastGroup is acquired in a merger or similar transaction with another person, or sells more than 50% of its assets, earning power or cash flow to another entity, each Right that has not previously been exercised will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other entity having a value of twice the Right's exercise price.

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

Fair Value of Stock Options

     In accordance with SFAS No. 123, the following additional disclosures are required related to options granted after January 1, 1995. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2000, 1999, and 1998, respectively: risk-free interest rates of 5.04%, 6.49%, and 5.54%; dividend yields of 12.13%, 9.75%, and 7.64%; volatility factors of 19.3%, 17.0%, and 15.5%, and expected option lives of five years for all years presented.

     The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per basic share would have been reduced to the pro forma amounts indicated below:

                                                                       ----------- -- ----------- -- -------------
                                                                          2000           1999            1998
                                                                       ----------- -- ----------- -- -------------
                                                                         (In thousands, except per share data)
         Net income available to common shareholders
            as reported                                                   $26,504         32,229          27,266
         Net income available to common shareholders
            pro forma                                                      26,414         32,058          27,056
         Net income per basic share - as reported                            1.70           2.01            1.67
         Net income per basic share - pro forma                              1.69           2.00            1.66
         Weighted average fair value of options
           granted during year                                                .55            .97            1.20


Earnings Per Share

     The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations are as follows:


Reconciliation of Numerators and Denominators
                                                                    ----------- ---- -------------- --------------
                                                                       2000             1999             1998
                                                                    ----------- ---- -------------- --------------
                                                                                     (In thousands)
Basic EPS Computation
  Numerator-net income available to common shareholders                $26,504            32,229            27,266
  Denominator-weighted average shares outstanding                       15,623            16,046            16,283
Diluted EPS Computation
  Numerator-net  income  available to common shareholders plus convertible preferred stock dividends ($2,246 in 1999) and
    limited partnership distributions ($18 in 2000 and $48 in 1999)    $26,522            34,523            27,266
  Denominator:
    Weighted average shares outstanding                                 15,623            16,046            16,283
    Common stock options                                                   147               112               140
    Nonvested restricted stock                                              13                 -                 -
    Limited partnership units                                               15                32                 9
    Convertible preferred stock                                              -             1,172                 -
                                                                    -----------      ------------    --------------
        Total Shares                                                    15,798            17,362            16,432
                                                                    ===========      ============    ==============

     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the years ended December 31, 2000 and 1998 due its antidilutive effect.

Comprehensive Income

     Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for 2000, 1999 and 1998 are presented in the Company's Consolidated Statements of Stockholders' Equity. The unrealized change in investment securities in 2000 and 1999 is net of the 2000 and 1999 realized gains on real estate investment trust securities included in net income as shown below:

                                                                                           2000            1999
                                                                                     -------------------------------
                                                                                             (In thousands)
        Other comprehensive income:
             Unrealized holding gains during the period                                   $4,590             91
             Less reclassification adjustment for gains included in net income            (2,154)           (30)
                                                                                     -------------------------------
             Net unrealized change in investment securities                               $2,436             61
                                                                                     ===============================

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

Meridian VIII Acquisition

     On June 1, 1998, the merger of Meridian VIII into a wholly-owned subsidiary of EastGroup was completed. The acquisition was accounted for by using the purchase method of accounting. For financial reporting purposes, the acquired assets of Meridian VIII were assigned new cost basis amounts based on the allocation of the purchase price of the assets. In general, the purchase price to the Company consisted of the cash paid for Meridian VIII and the Company's previous investment in Meridian VIII. The shares of Meridian VIII owned by the Company were retired at the merger date. The operating results of Meridian VIII have been included in the consolidated statements of income subsequent to the date of acquisition.

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

     The increase in net assets at the acquisition date, based on estimated relative fair values, resulting from the acquisition was as follows (in thousands):


         Real estate properties                                                 $96,366
         Cash                                                                     6,118
         Accrued interest and other receivables                                     119
         Other assets                                                               124
         Mortgage notes and interest payable                                    (33,422)
         Accounts payable and other liabilities                                    (871)
                                                                            ------------
           Total                                                                $68,434
                                                                            ============

     The purchase price of the net assets acquired consisted of the following (in thousands):


         Acquisition of Meridian Shares                                         $52,760
         Merger costs                                                             1,569
         Prior investment in Meridian                                            14,105
                                                                            -------------
           Total                                                                $68,434
                                                                            =============





     The following unaudited pro forma combined results of operations give effect to the Meridian VIII merger as if it had occurred on January 1, 1998:


         (In thousands, except per share amounts)                      1998
         -----------------------------------------------------------------------
         Revenues                                                        $80,022
                                                                   ==============
         Net income available to common shareholders                     $25,566
                                                                   ==============
         Net income per basic share                                       $ 1.57
                                                                   ==============
         Shares used in computation                                       16,283
                                                                   ==============
         Net income per diluted share                                     $ 1.56
                                                                   ==============
         Shares used in computation                                       16,432
                                                                   ==============

     In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the transaction been consummated at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

(9)      Quarterly Results of Operations - Unaudited


                            -----------------------------------------------  -----------------------------------------------
                                                 2000                                             1999
                                            Quarter Ended                                    Quarter Ended
                            -----------------------------------------------  -----------------------------------------------
                              Mar 31      Jun 30      Sep 30      Dec 31       Mar 31      Jun 30      Sep 30      Dec 31
                                                    (In thousands, except per share data)

Revenues                     $ 23,141      23,606      24,601        26,755      20,885      21,098      21,504      22,749
Expenses                      (16,177)    (17,211)    (17,667)      (19,307)    (15,373)    (15,469)    (15,865)    (16,113)
                            ----------- ----------- -----------  ----------- ----------- ----------- ----------- -----------
Income before gain (loss)
   on real estate investments   6,964       6,395       6,934         7,448       5,512       5,629       5,639       6,636
Gain (loss) on real estate
   investments                      1         620          94         8,056       1,451         224      13,978        (296)
                           ----------- ----------- -----------  ----------- ----------- ----------- -----------  -----------
Income before cumulative
   effect of change in
   accounting principle         6,965       7,015       7,028        15,504       6,963       5,853      19,617       6,340
Cumulative effect of change
   in accounting principle          -           -           -             -        (418)          -           -           -
                            ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
Net income                      6,965       7,015       7,028        15,504       6,545       5,853      19,617       6,340

Preferred dividends            (2,502)     (2,502)     (2,502)       (2,502)     (1,189)     (1,189)     (1,246)     (2,502)
                            ----------- ----------- -----------  ----------- ----------- ----------- ----------- -----------
Net income available to
  common shareholders        $  4,463       4,513       4,526        13,002       5,356       4,664      18,371       3,838
                            =========== =========== ============ =========== =========== =========== =========== ===========
BASIC PER SHARE DATA
Net income available to
   common shareholders        $  0.29        0.29        0.29          0.83        0.33        0.29        1.15        0.24
                            =========== =========== ============ =========== =========== =========== =========== ===========
Weighted average shares
   outstanding                 15,569      15,624      15,643        15,656      16,303      16,076      16,006      15,805
                            =========== =========== ============ =========== =========== =========== =========== ===========
DILUTED PER SHARE DATA
Net income available to
   common shareholders        $  0.28        0.29        0.29          0.76        0.33        0.29        1.11        0.24
                            =========== =========== ============ =========== =========== =========== =========== ===========
Weighted average shares
    outstanding                15,732      15,785      15,828        19,022      16,429      16,245      16,724      15,941
                            =========== =========== ============ =========== =========== =========== =========== ===========

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


(10)     Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                             ------------------------------- ---------------------------
                                                          2000                          1999
                                             ---------------- -------------- ------------ --------------

                                                Carrying          Fair        Carrying        Fair
                                                 Amount           Value        Amount         Value
                                             ---------------- -------------- ------------ --------------
                                                                    (In thousands)
         Financial Assets
            Cash and cash equivalents               $  2,861          2,861        2,657          2,657
            Investment in real estate
               investment trusts                       8,068          8,068       15,708         15,708
            Mortgage loans receivable                  9,191          9,193        8,706          8,604
         Financial Liabilities
            Mortgage notes payable                   168,709        175,729      148,665        142,716
            Notes payable to banks                   102,000        102,000       95,000         95,000

Carrying  amounts shown in the table are included in the balance sheet under the indicated captions.

     The following methods and assumptions were used to estimate fair value of each class of financial instruments:

     Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.

     Investment in Real Estate Investment Trusts: The carrying amount is the fair value of this equity investment based on quoted market prices.

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

(11)     SEGMENT REPORTING

     The Company's reportable segments consist of industrial properties and an other category that includes office buildings, apartments and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include gains from sales of nondepreciable real estate (land). Gains on land for 2000 have been included in FFO and gains on land from previous years have not been included in FFO. Gains on land were $348,000 for 1999 and $44,000 for 1998. The Company uses FFO as a measure of the performance of its industry as an equity real estate investment trust. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents on a comparative basis for the three fiscal years reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                                           ---------------- ------------ ------------
                                                                                 2000           1999         1998
                                                                           ---------------- ------------ ------------
                                                                                       (In thousands)
Property Revenues:
    Industrial                                                                    $90,176       77,677       61,417
    Other                                                                           3,730        5,643       12,895
                                                                           ---------------- ------------ ------------
                                                                                   93,906       83,320       74,312
                                                                           ---------------- ------------ ------------
Property Expenses:
    Industrial                                                                    (21,055)     (17,723)     (14,414)
    Other                                                                          (1,304)      (2,218)      (4,914)
                                                                           ---------------- ------------ ------------
                                                                                  (22,359)     (19,941)     (19,328)
                                                                           ---------------- ------------ ------------
Property Net Operating Income:
    Industrial                                                                     69,121       59,954       47,003
    Other                                                                           2,426        3,425        7,981
                                                                           ---------------- ------------ ------------
Total Property Net Operating Income                                                71,547       63,379       54,984
                                                                           ---------------- ------------ ------------

Gain on securities                                                                  2,154           30            -
Gain on nondepreciable real estate investments                                        620            -            -
Other income                                                                        2,043        2,886        2,416
Interest expense                                                                  (18,570)     (17,688)     (16,948)
General and administrative                                                         (5,607)      (4,519)      (3,771)
Minority interest in earnings                                                        (535)        (674)        (757)
Dividends on Series A preferred shares                                             (3,880)      (3,880)      (2,070)
Limited partnership unit distributions                                                 18           48            -
                                                                           ---------------- ------------ ------------

Funds From Operations                                                              47,790       39,582       33,854

Depreciation and amortization                                                     (23,449)     (20,239)     (16,625)
Share of joint venture depreciation and amortization                                  158          241          324
Gain on depreciable real estate investments                                         8,151       15,357        9,713
Limited partnership unit distributions                                                (18)         (48)           -
Dividends on Series B convertible preferred shares                                 (6,128)      (2,246)           -
Cumulative effect of change in accounting principle                                     -         (418)           -
                                                                           ---------------- ------------ ------------

Net Income Available to Common Shareholders                                        26,504       32,229       27,266
Dividends on preferred shares                                                      10,008        6,126        2,070
                                                                           ---------------- ------------ ------------

NET INCOME                                                                        $36,512       38,355       29,336
                                                                           ================ ============ ============

ASSETS:
    Industrial                                                                   $668,053      616,078      532,869
    Other                                                                               -        6,919       15,762
                                                                           ---------------- ------------ ------------
                                                                                  668,053      622,997      548,631
    Less accumulated depreciation                                                 (66,492)     (46,829)     (34,042)
                                                                           ---------------- ------------ ------------
                                                                                  601,561      576,168      514,589
                                                                           ---------------- ------------ ------------

   Real estate held for sale                                                       26,602       18,051       25,620
      Less accumulated depreciation                                                (3,628)      (4,750)      (8,794)
                                                                           ---------------- ------------ ------------
                                                                                   22,974       13,301       16,826
                                                                           ---------------- ------------ ------------

   Mortgage loans                                                                   9,191        8,706        8,814
   Investment in real estate investment trusts                                      8,068       15,708        5,737
   Cash                                                                             2,861        2,657        2,784
   Other assets                                                                    21,550       15,611       18,798
                                                                           ---------------- ------------ ------------

Total Assets                                                                     $666,205      632,151      567,548
                                                                           ================ ============ ============

REAL ESTATE INVESTMENT CAPITAL EXPENDITURES

Acquisitions
    Industrial                                                                    $13,628       57,672      178,163
    Other                                                                               -            -            -

Developments
    Industrial                                                                     40,661       45,846       25,511
    Other                                                                               -            -            -

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

(13)     Subsequent Events

     Subsequent to December 31, 2000, EastGroup purchased World Houston 10 (107,000 square feet) for $5,712,000. The purchase was funded with cash escrows from tax deferred exchange transactions. As part of this transaction, the seller repaid $4,682,000 to the Company on the outstanding mortgage loan receivable and accrued interest for the World Houston 10 note.

 (14)    Related Party Transactions

     EastGroup and Parkway Properties, Inc. currently share the services and expenses of the Company's Chairman of the Board and his administrative assistant.

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




         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of March 2, 2001, we reported on the consolidated balance sheets of EastGroup Properties, Inc., and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the 2000 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Jackson, Mississippi                                                KPMG LLP
March 2, 2001





                                                        SCHEDULE III
                                     REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 2000 (IN THOUSANDS)

                                                                                      Initial Cost
                                                                                     to the Company
                                                                    -----------------------------------------------

                                                                                               Buildings
Description                                         Encumbrances          Land              and Improvements
-------------------------------------------------------------------------------------------------------------------
Real estate properties (c) and (d):
Industrial:
FLORIDA
56th Street                                             $ 1,987             843                3,567
Airport Commerce                                              -           1,257                4,012
Altamonte                                                     -           1,518                2,661
Benjamin I                                                    -             843                3,963
Blue Heron                                                    -             975                3,626
Chancellor Distribution                                       -             291                1,711
Cypress Creek                                                 -               -                2,465
Deerwood                                                  1,516           1,147                1,799
Ellis Dist. Center                                            -             540                7,513
Exchange Distribution                                     2,175             603                2,414
Interstate Commerce                                           -             485                2,652
Jetport 517 & 518                                             -             541                2,175
JetPort Commerce Park                                     3,487           1,034                4,416
John Young Commerce Center II                                 -             512                3,613
John Young Parkway                                            -             497                2,444
La Quinta                                                     -             191                  575
Lake Pointe                                              10,437           3,442                6,450
Linpro Distribution                                           -             613                2,243
Lockhart Distribution Center                                  -               -                3,489
Meadows                                                       -             407                1,503
Palm River I                                                  -             540                2,131
Palm River II                                                 -             650                2,494
Palm River North II                                           -             724                4,418
Phillips                                                      -           1,375                2,961
Premier Beverage                                              -           1,110                6,126
Sample 95 II                                                  -             815                3,242
Sample I-95                                                   -           1,565                6,262
Sunbelt                                                       -           1,034                5,056
Sunbelt II                                                    -             249                  114
Walden  II                                                    -             465                    -
West Palm I and II                                            -             635                2,542
Westlake Distribution Center                                  -             613                4,223
Westport                                                  2,898             980                3,800
Westside Dist. Center                                         -           1,170               12,400
CALIFORNIA
Chestnut Distribution Center                                  -           1,674                3,465
Dominguez Distribution (f)                                7,355           2,006                8,025
Eastlake Distribution Center                              4,164           3,046                6,888
Huntwood Associates                                      12,172           3,842               15,368
Industry Distribution (f)                                15,517          10,230               12,373
Kingsview Industrial (f)                                  2,173             643                2,573
Main Street                                                   -           1,606                4,103
San Clemente                                                  -             893                2,004
Shaw Commerce (f)                                         9,752           2,465               11,627
University Business Center                               19,793           5,517               22,067
Walnut Business Center (f)                                5,613           2,885                5,274
Washington (f)                                            4,535           1,636                4,900
Wiegman Associates                                        5,618           2,197                8,788
Yosemite                                                      -             259                7,058
TEXAS
Ambassador Row                                                -           1,156                4,625
America Plaza (h)                                         3,798             662                4,660
Butterfield Trail Industrial                                  -               -               19,842
Carpenter                                                     -             208                  833
Central Green (h)                                         3,398             566                4,031
Founders Business Center                                      -               -                2,302
Glenmont I                                                    -             469                3,735
Interstate III                                                -             520                2,008
Interstate Warehouses                                         -           1,757                4,941
Lockwood Distribution Center                                  -             749                5,444
Northwest Point                                           3,837           1,243                5,640
Rojas                                                         -             900                3,659
Stemmons Circle                                               -             363                2,014
Venture Warehouses                                            -           1,452                3,762
Viscount                                                      -             395                1,578
West Loop I                                                   -             465                1,872
West Loop II                                                  -             440                2,511
World Houston 1 and 2                                     4,436             660                5,893
World Houston 3,4,5 (h)                                   5,296           1,025                6,413
World Houston 6 (h)                                       2,398             425                2,423
World Houston 7 & 8 (h)                                   6,096             680                4,584
World Houston 9 (h)                                       5,296             800                4,355
World Houston Land (e)                                        -           1,222                    -
ARIZONA
35th Avenue                                                   -             418                2,381
51st Avenue                                                   -             300                2,029
55th Avenue Dist. Center (g)                              2,233             912                3,717
7th Street Dist. Center (g)                                 910             373                1,490
Airport Distribution                                          -           1,103                4,672
Broadway Industrial Center                                    -             837                3,349
Broadway Industrial #3 (Wilson)                               -             775                1,742
Broadway Industrial #4                                        -             380                1,652
Chamberlain                                               2,372             506                3,564
East University I and II (g)                              2,694           1,120                4,482
Estrella East                                             2,461             628                4,694
Fairmont                                                      -             455                  482
Interstate Commons                                            -             798                3,632
Kyrene                                                    1,053             850                2,044
Metro Business Park                                           -           1,927                7,708
Southpointe                                                   -               -                3,982
TENNESSEE
Airpark                                                       -              66                  263
Airpark Distribution                                          -             250                1,916
Delp I & II                                                   -             919                3,667
Getwell                                                       -             151                  603
JC Penney                                                     -             486                1,946
Lamar                                                     2,090           1,332                5,398
Senator Street                                                -             540                2,187
Senator Street II                                             -             435                1,742
Southeast Crossing                                            -           1,802               10,267
LOUISIANA
Elmwood Business Park                                         -           2,861                6,337
Riverbend Business Park                                       -           2,592               17,623
COLORADO
Rampart                                                       -           1,023                3,861
Rampart II                                                    -             230                2,977
Rampart III                                                   -           1,098                    -
OKLAHOMA
Braniff Park West                                             -           1,066                4,641
Lakeside Distribution                                         -             120                1,154
Northpointe Commerce                                          -             777                3,113
MISSISSIPPI
Interchange Business Park                                     -             343                5,007
MICHIGAN
Auburn Facility                                            4,696          3,230               12,922
                                                    --------------------------------------------------------------------------
                                                         162,256        113,423              467,942
                                                    --------------------------------------------------------------------------

Industrial Development:
FLORIDA
Beach Commerce Center                                          -            475                    -
Orlando Central Park - lot 60                                  -            309                    -
Palm River North III                                           -            770                    -
Palm River North Service Center                                -            235                    -
Palm River South                                               -          1,309                    -
Sabal                                                          -            351                    -
Sunport                                                        -          1,462                    -
Walden                                                         -            337                    -
Westlake II                                                    -            720                    -
TEXAS
Glenmont II                                                    -            468                    -
Techway Southwest I                                            -            739                    -
Techway Southwest II                                           -            841                    -
Techway Southwest III                                          -            841                    -
World Houston 11                                               -            586                    -
World Houston Land                                             -          3,685                    -
ARIZONA
Airport II                                                     -            299                    -
Interstate Commons II                                          -            320                    -
Interstate Commons III                                         -            237                    -
Kyrene II                                                      -            640                    -
                                                   --------------------------------------------------------------------------
                                                               -         14,624                    -
                                                    --------------------------------------------------------------------------

Operating Properties Held For Sale:
Industrial:
CALIFORNIA
Ethan Allen (g)                                             6,068         2,544               10,175
Nobel Center                                                  385           543                    -
TEXAS
109th Street                                                    -           110                  867
World Houston land (e)                                          -           690                    -
TENNESSEE
Delp III                                                        -           130                  530
                                                    --------------------------------------------------------------------------
                                                            6,453         4,017               11,572
                                                    --------------------------------------------------------------------------

Office Buildings:
CALIFORNIA
Los Angeles Corporate Center                                    -         1,363                5,453
                                                    --------------------------------------------------------------------------
                                                                -         1,363                5,453
                                                    --------------------------------------------------------------------------

  Total real estate owned (a)(b)                        $ 168,709       133,427              484,967
                                                    ==========================================================================



                                                             SCHEDULE III
                                                             (CONTINUED)


        Costs Capitalized                          Gross Amount at which
    Subsequent to Acquisition                   Carried at Close of Period
----------------------------------  -------------------------------------------------
                                                         Buildings                     Accumulated
   Capitalized                                              and                        Depreciation          Year           Year
      Costs           Other               Land         Improvements         Total      Dec. 31, 2000      Acquired     Constructed
------------------------------------------------------------------------------------------------------------------------------------



       1,334            -                  843             4,901              5,744         1,168          1993    1981/86/97
         483            -                1,257             4,495              5,752           257          1998          1998
         229            -                1,518             2,890              4,408           256          1999     1980/1982
          54           40                  883             4,017              4,900           529          1997          1996
         640            -                  975             4,266              5,241           275          1999          1986
          16            -                  291             1,727              2,018           291       1996/97     1996/1997
         524            -                    -             2,989              2,989           361          1997          1986
       1,159            -                1,147             2,958              4,105           757          1989          1978
         420            -                  540             7,933              8,473           780          1997          1977
         772            -                  603             3,186              3,789           787          1994          1975
         279            -                  485             2,931              3,416           417          1998          1988
         151            -                  541             2,326              2,867           208          1999     1981/1982
       1,499            -                1,034             5,915              6,949         1,585    1993/94/95    1974/79/85
           -            -                  512             3,613              4,125           134          1998          1999
         282            -                  497             2,726              3,223           244       1997/98       1997/98
         190            -                  191               765                956           278          1989          1974
       2,337            -                3,442             8,787             12,229         2,703          1993       1986/87
         434            3                  616             2,677              3,293           449          1996          1986
         738            -                    -             4,227              4,227           466          1997          1986
           8            -                  407             1,511              1,918           229          1999          1988
         213            -                  540             2,344              2,884           272          1997          1990
         179            -                  650             2,673              3,323           521       1997/98       1997/98
          (2)           -                  724             4,416              5,140            46       1997/98          1999
       1,942            -                1,375             4,903              6,278         1,218          1994       1984/95
         125            -                1,110             6,251              7,361           342          1998          1998
           -            -                  815             3,242              4,057           132          1998          1999
         249            -                1,565             6,511              8,076         1,258          1996          1990
         700            -                1,034             5,756              6,790         1,865          1989          1987
       1,989            -                  249             2,103              2,352           203       1997/98       1997/98
       3,991            -                  465             3,991              4,456           315          1998     1997/1998
        (349)           -                  635             2,193              2,828           110          1998          1993
           -            -                  613             4,223              4,836           260          1998          1999
       1,174            -                  980             4,974              5,954           912          1994       1983/87
       1,661            -                1,170            14,061             15,231         1,433          1997          1984

           -            -                1,674             3,465              5,139            95          1998          1999
         856            -                2,006             8,881             10,887         1,165          1996          1977
          69            -                3,046             6,957             10,003           757          1997          1989
         126            -                3,842            15,494             19,336         2,588          1996          1988
         365            -               10,230            12,738             22,968         1,267          1998          1959
           -            -                  643             2,573              3,216           356          1996          1980
           -            -                1,606             4,103              5,709           126          1999          1999
           -            -                  893             2,004              2,897           168          1997          1978
         343            -                2,465            11,970             14,435         1,152          1998    1978/81/87
       1,147            3                5,520            23,214             28,734         3,206          1996       1987/88
         149            -                2,885             5,423              8,308           834          1996       1966/90
         177            -                1,636             5,077              6,713           558          1997       1996/97
         273            -                2,197             9,061             11,258         1,158          1996       1986/87
          27            -                  259             7,085              7,344           458          1999     1974/1987

         936            -                1,156             5,561              6,717           608          1998     1958/1965
           -            -                  662             4,660              5,322           533          1998          1996
       1,412            -                    -            21,254             21,254         2,488          1997          1995
          93            -                  208               926              1,134            92          1998          1958
          10            -                  566             4,041              4,607           413          1999          1998
          63            -                    -             2,365              2,365            45          2000          1987
           1            -                  469             3,736              4,205            75          1998          1999
          32            -                  520             2,040              2,560            57          2000          1979
         942            -                1,757             5,883              7,640         2,273          1988          1978
         164            -                  749             5,608              6,357           534          1997       1968/69
         328            -                1,243             5,968              7,211         1,133          1994       1984/85
         613            -                  900             4,272              5,172           468          1999          1986
         136            -                  363             2,150              2,513           392          1998          1977
         916            -                1,452             4,678              6,130         1,783          1988          1979
         200            -                  395             1,778              2,173           161          1998          1965
         111            -                  465             1,983              2,448            39          2000          1980
         204            -                  440             2,715              3,155           330          1997          1980
          40            -                  660             5,933              6,593           805          1998          1996
         137            -                1,025             6,550              7,575           842          1998          1998
          38            -                  425             2,461              2,886           295          1998          1998
       3,033            -                  680             7,617              8,297           901          1998          1998
       1,420            -                  800             5,775              6,575           240          1998          1998
           -            -                1,222                 -              1,222             -          2000          n/a

          71            -                  418             2,452              2,870           235          1997          1967
          87            -                  300             2,116              2,416           247          1998          1987
          81            5                  917             3,798              4,715           326          1998          1987
          58            -                  373             1,548              1,921           134          1998          1987
           8            -                1,103             4,680              5,783           412          1998          1995
         379            -                  837             3,728              4,565           706          1996          1971
          16            -                  775             1,758              2,533           109          2000          1983
           -            -                  380             1,652              2,032            25          2000          1986
          13            -                  506             3,577              4,083           368          1997          1994
          86            -                1,120             4,568              5,688           406          1998          1989/87
          82            -                  628             4,776              5,404           429          1998          1988
          36            -                  455               518                973            42          1999          1971
          54            -                  798             3,686              4,484           236          1999          1988
          10            -                  850             2,054              2,904           159          1999          1981
         565            -                1,927             8,273             10,200         1,339          1996          1977/79
       1,695            -                    -             5,677              5,677           123          1999          1989

          34            -                   66               297                363            28          1998          1975
           1            -                  250             1,917              2,167           168          1998          1975
         325            -                  919             3,992              4,911           390          1998          1977
          41            -                  151               644                795            57          1998          1972
           1            -                  486             1,947              2,433           167          1998          1972
         168            -                1,332             5,566              6,898           508          1998          1978/80
         151            -                  540             2,338              2,878           219          1997          1982
          97            -                  435             1,839              2,274           149          1998          1968
         471            -                1,802            10,738             12,540           659          1999          1987/1997

         497            -                2,861             6,834              9,695         1,325          1997          1979
         512            -                2,592            18,135             20,727         2,711          1997          1984

         422            -                1,023             4,283              5,306         1,458          1988          1987
          85            -                  230             3,062              3,292           547          1996/97       1996/97
       4,638            -                1,098             4,638              5,736           111          1997/98       1999

         481            -                1,066             5,122              6,188           931          1996          1974
         109            -                  120             1,263              1,383           223          1994          1986
           1            -                  777             3,114              3,891           199          1998          1996/1997

         383            -                  343             5,390              5,733           777          1997          1981

           4            -                3,230            12,926             16,156         1,113          1998          1986
      -------------------------------------------------------------------------------------------
      49,444           51              113,474           517,386            630,860        66,492
     --------------------------------------------------------------------------------------------



       1,553            -                  475             1,553              2,028             -          2000          2000
           5            -                  309                 5                314             -          2000          n/a
       2,952            -                  770             2,952              3,722             -          1998          2000
         972            -                  235               972              1,207             -          1998          2000
           5            -                1,309                 5              1,314             -          2000          n/a
         170            -                  351               170                521             -          1998          1998
       3,831            -                1,462             3,831              5,293             -          1999          1999
         442            -                  337               442                779             -          1997/98       1999
       2,623            -                  720             2,623              3,343             -          1998          1998

       2,448            -                  468             2,448              2,916             -          2000          1998
       1,148            -                  739             1,148              1,887             -          2000          2000
         113            -                  841               113                954             -          2000          n/a
         113            -                  841               113                954             -          1999          n/a
       3,135            -                  586             3,135              3,721             -          1999          1999
           -            -                3,685                 -              3,685             -          2000          n/a

           -            -                  299                 -                299             -          2000          n/a
       1,890            -                  320             1,890              2,210             -          1999          2000
           -            -                  237                -                 237             -          2000          n/a
       1,169            -                  640             1,169              1,809             -          1999          2000
---------------------------------------------------------------------------------------------------------
      22,569            -               14,624            22,569             37,193             -
---------------------------------------------------------------------------------------------------------



          95            -                2,544            10,270             12,814           880          1998          1980
       3,738            -                  543             3,738              4,281         1,887          1987          1986

          96            -                  110               963              1,073            97          1997          1970
           -            -                  690                 -                690             -          2000          n/a

          47            -                  130               577                707            61          1998          1977
---------------------------------------------------------------------------------------------------------
       3,976            -                4,017            15,548             19,565         2,925
---------------------------------------------------------------------------------------------------------



         221            -                1,363             5,674              7,037           703          1996          1986
---------------------------------------------------------------------------------------------------------
         221            -                1,363             5,674              7,037           703
---------------------------------------------------------------------------------------------------------

      76,210           51              133,478           561,177            694,655        70,120
=========================================================================================================






 (a)     Changes in Real Estate Properties follow:
                                                                       Years Ended December 31,
                                                                2000             1999             1998
                                                            --------------    ------------     ------------
                                                                             (In thousands)

Balance at beginning of year                                     $641,048         573,751          409,005
Real estate properties acquired - Meridian merger                       -               -           96,366
Improvements                                                       51,272          55,243           32,559
Purchase of real estate properties                                 13,628          57,672           81,797
Carrying amount of investments sold                               (11,293)        (45,170)         (45,976)
Write-off of depreciated assets                                         -            (448)               -
                                                              ------------    ------------     ------------
Balance at end of year (1) (2)                                   $694,655         641,048          573,751
                                                              ============    ============     ============


     (1) Includes 20% minority interest in University Business Center and IBG Wiegman Road Associates totaling $7,998,000 at December 31, 2000 and $7,962,000 at December 31, 1999. Includes 25% minority interest in JetPort Commerce Park and 56th Street Commerce Park and 20% minority interest in University Business Center and IBG Wiegman Road Associates totaling $10,089,000 at December 31, 1998.

     (2) Does not include the $500,000 land purchase-leaseback held for sale at December 31, 1998.

Changes in the  accumulated  depreciation  on real  estate properties follow:

                                                                         Years Ended December 31,
                                                                 2000             1999             1998
                                                             --------------    ------------     ------------
                                                                             (In thousands)
Balance at beginning of year                                      $51,579          42,836           32,312
Depreciation expense                                               21,354          18,640           15,239
Accumulated depreciation on assets sold                            (2,813)         (9,897)          (4,715)
Write-off of fully depreciated assets                                   -               -                -
                                                              ------------    ------------     ------------
Balance at end of year                                            $70,120          51,579           42,836
                                                              ============    ============     ============



(b) The aggregate cost for federal income tax purposes is approximately $522,900,000. The federal income tax return for the year ended December 31, 2000 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 2000 is based on preliminary data.

(c) Reference is made to impairment losses on real estate investments in the notes to consolidated financial statements.

(d) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (25 to 40 years) and other improvements (3 to 10 years).

(e) The investment is not producing income to the Company as of December 31, 2000.

(f) EastGroup has a $44,945,000, nonrecourse first mortgage loan with Metropolitan Life secured by Industry Distribution Center, Shaw Commerce Center, Kingsview Industrial Center, Dominguez Distribution Center, Walnut Business Center and Washington Distribution Center.

(g) The Company has an $11,905,000 nonrecourse first mortgage loan with Prudential Life secured by East University I & II, 55th Avenue Distribution Center, 7th Street Distribution Center and Ethan Allen Distribution Center.

(h) EastGroup has a $26,282,000, nonrecourse first mortgage loan with New York Life secured by World Houston Distribution Centers 3 through 9, Central Green Distribution Center and America Plaza Distribution Center.



                                                              SCHEDULE IV
                                                     MORTGAGE LOANS ON REAL ESTATE
                                                           DECEMBER 31, 2000
                                                            (IN THOUSANDS)

                                            Number of          Interest             Final               Periodic
                                              Loans              Rate           Maturity Date        Payment Terms
                                           ------------     ----------------    ---------------    -------------------

First mortgage loans (c):
INDUSTRIAL:
   World Houston 10, Houston, Texas             1                9.00%              02/03           Interest monthly
   Freeport, Houston, Texas                     1                9.00%              12/02           Interest monthly
OTHER LOANS                                     1                8.50%              01/08             P&I monthly
                                           ------------
Total first mortgage loans                      3
                                           ============

                                                                                                 Principal
                                                                                              Amount of Loans
                                                                                                 Subject to
                                                   Face Amount             Carrying               Delinquent
                                                  of Mortgages            Amount of             Principal or
                                                December 31, 2000         Mortgages              Interest (d)
                                                ----------------         ------------         -------------------
First mortgage loans (c):
INDUSTRIAL:
   World Houston 10, Houston, Texas                      $4,565               $4,565                           -
   Freeport, Houston, Texas                               4,609                4,609                           -
OTHER LOANS                                                  17                   17                           -
                                                ----------------         ------------         -------------------
Total first mortgage loans                               $9,191               $9,191  (a) (b)                  -
                                                ================         ============         ===================

Notes:

(a)      Changes in mortgage loans follow:

                                                                            Years Ended December 31,
                                                                    2000               1999              1998
                                                             --------------------------------------------------------
                                                                                 (In thousands)
Balance at beginning of year                                             $8,706             8,814             10,852
Advances on mortgage notes receivable                                     4,609             8,186                  -
Payments on mortgage notes receivable                                    (4,124)          (10,139)            (3,042)
Amortization of discount on loans, net                                        -               330                621
Deferred gains                                                                -             1,515                383
                                                             ---------------------------------------------------------
Balance at end of year                                                   $9,191             8,706              8,814
                                                             =========================================================


(b) The aggregate cost for federal income tax purposes is approximately $9,191,000. The federal income tax return for the year ended December 31, 2000 has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2000 is based on preliminary data.

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

                                       EASTGROUP PROPERTIES, INC.

                                       By:      /s/ David H. Hoster II
                                       David  H.  Hoster  II,  Chief  Executive
                                          Officer,  President  & Director
                                       March 14, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



*                                        *
D. Pike Aloian, Director                 Alexander G. Anagnos, Director
March 9, 2001                            March 9, 2001


*                                        *
H. C. Bailey, Jr., Director              Fredric H. Gould, Director
March 9, 2001                            March 9, 2001


*                                        *
David M. Osnos, Director                 John N. Palmer, Director
March 9, 2001                            March 9, 2001


*                                        /s/ N. Keith McKey
Leland R. Speed, Chairman of the Board   * By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)
March 9, 2001



/s/ Bruce Corkern
Bruce Corkern, Sr. Vice President & Controller
(Principal Accounting Officer)
March 14, 2001


/s/ N. Keith McKey
N. Keith McKey, Executive Vice-President,
Chief Financial Officer and Secretary
(Principal Financial Officer)
March 14, 2001

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

     (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).
     (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's Proxy Statement dated April 26, 1994).*
     (c) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N.Keith McKey) (incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
     (d) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
     (e) Operating Agreement dated September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
     (f) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C.(incorporated by reference to the Company's Form 8-K filed October 1, 1998).
     (g) Credit Agreement dated January 13, 1999 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; Chase Bank of Texas, National Association, as Arranger, Book Manager and Administrative Agent; First
         Union  National  Bank,  as  Syndication  Agent;  PNC  Bank,   National
         Association,  as  Documentation  Agent;  AmSouth  Bank  (successor  to
         Deposit  Guaranty  National  Bank),  as  Co-Agent;   and  the  Lenders
         (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998).

(22)     Subsidiaries of Registrant (filed herewith).

(23)     Consent of KPMG LLP (filed herewith).

(24)     Powers of attorney (filed herewith).

(29) Agreement of Registrant to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28(e) of the Registrant's 1986 Annual Report on Form 10-K).

(99)     Rights  Agreement  dated as of December 3, 1998 between the Company and
         Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

(b)      None


*Indicates management or compensatory agreement.