Form 10-Q
period 2001-03-31
EASTGROUP PROPERTIES INC
filed 2001-05-10
CIK 49600

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001             COMMISSION FILE NUMBER 1-7094

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

                             YES (x) NO ( )

                  The number of shares of common stock, $.0001 par value, outstanding as of May 8, 2001 was 15,871,133.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                                    Pages

PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, March 31, 2001 (unaudited)
                           and December 31, 2000                                                                       3

                           Consolidated statements of income for the three months
                           ended March 31, 2001 and 2000 (unaudited)                                                   4

                           Consolidated statement of changes in stockholders' equity
                           for the three months ended March 31, 2001 (unaudited)                                       5

                           Consolidated statements of cash flows for the three months
                           ended March 31, 2001 and 2000 (unaudited)                                                   6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        10

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 16


SIGNATURES

Authorized signatures                                                                                                 18

                                               CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                        March 31, 2001             December 31, 2000
                                                                 ---------------------------------------------------------
                                                                         (Unaudited)
ASSETS
  Real estate properties:

      Industrial                                                 $         644,726                      630,860
      Industrial development                                                38,884                       37,193
                                                                 ---------------------------------------------------------
                                                                           683,610                      668,053
      Less accumulated depreciation                                        (72,025)                     (66,492)
                                                                 ---------------------------------------------------------
                                                                           611,585                      601,561
                                                                 ---------------------------------------------------------

  Real estate held for sale                                                 29,469                       26,602
      Less accumulated depreciation                                         (3,757)                      (3,628)
                                                                 ---------------------------------------------------------
                                                                            25,712                       22,974
                                                                 ---------------------------------------------------------

  Mortgage loans                                                             5,225                        9,191
  Investment in real estate investment trusts                               10,580                        8,068
  Cash                                                                       3,452                        2,861
  Other assets                                                              20,849                       21,550
                                                                 ---------------------------------------------------------
      TOTAL ASSETS
                                                                 $         677,403                      666,205
                                                                 =========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Mortgage notes payable                                         $         163,915                      168,709
  Notes payable to banks                                                   121,159                      102,000
  Accounts payable & accrued expenses                                       13,368                       13,792
  Other liabilities                                                          4,588                        4,615
                                                                 ---------------------------------------------------------
                                                                           303,030                      289,116
                                                                 ---------------------------------------------------------
  Minority interest in joint ventures                                        1,704                        1,697
                                                                 ---------------------------------------------------------
                                                                             1,704                        1,697
                                                                 ---------------------------------------------------------
STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                   41,357                       41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par
        value; 2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                   67,178                       67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                     -                            -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,871,133 shares issued at
        March 31, 2001 and 15,849,318 at December 31, 2000                       2                            2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                             -                            -
    Additional paid-in capital on common shares                            239,347                      238,910
    Undistributed earnings                                                  25,342                       28,185
    Accumulated other comprehensive income                                   2,685                        3,104
    Unearned compensation                                                   (3,242)                      (3,344)
                                                                 ---------------------------------------------------------
                                                                           372,669                      375,392
                                                                 ---------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $         677,403                      666,205
                                                                 =========================================================


See accompanying notes to consolidated financial statements.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                             -----------------------------------------------
                                                                       2001                   2000
                                                             -----------------------------------------------
REVENUES
Income from real estate operations                            $       24,445                   21,982
Interest:
  Mortgage loans                                                         109                      198
  Other interest                                                          20                       27
Gain on securities                                                         -                      555
Other                                                                    200                      379
                                                             -----------------------------------------------
                                                                      24,774                   23,141
                                                             -----------------------------------------------
EXPENSES
Operating expenses from real estate operations                         6,020                    5,196
Interest                                                               4,509                    4,134
Depreciation and amortization                                          6,244                    5,529
General and administrative                                             1,103                    1,219
                                                             -----------------------------------------------
                                                                      17,876                   16,078
                                                             -----------------------------------------------
INCOME BEFORE MINORITY INTEREST
   AND GAIN ON REAL ESTATE INVESTMENTS                                  6,898                   7,063

Minority interest in joint ventures                                        85                      99
                                                             -----------------------------------------------
INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                               6,813                   6,964

Gain on real estate investments
                                                                            -                       1
                                                             -----------------------------------------------

NET INCOME                                                              6,813                   6,965


Preferred dividends-Series A                                              970                     970
Preferred dividends-Series B                                            1,532                   1,532
                                                             -----------------------------------------------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                         $         4,311                   4,463
                                                             ===============================================

BASIC PER SHARE DATA
  Net income available to common shareholders                 $          0.28                    0.29
                                                             ===============================================
  Weighted average shares outstanding                                  15,673                  15,569
                                                             ===============================================
DILUTED PER SHARE DATA
  Net income available to common shareholders                 $          0.27                    0.28
                                                             ===============================================
  Weighted average shares outstanding                                  16,029                  15,732
                                                             ===============================================


See accompanying notes to consolidated financial statements.

                                                                     CONSOLIDATED STATEMENT OF CHANGES
                                                                     IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                                            Accumulated
                                                                  Additional                                  Other
                                            Preferred  Common      Paid-In     Unearned    Undistributed   Comprehensive
                                              Stock     Stock      Capital   Compensation   Earnings          Income         Total
                                            ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                  $ 108,535      2        238,910     (3,344)       28,185          3,104         375,392
    Comprehensive income
        Net income                                  -      -              -          -         6,813              -           6,813
        Net unrealized change in investment
                securities                          -      -              -          -             -           (419)           (419)
                                                                                                                        ------------
            Total comprehensive income                                                                                        6,394
                                                                                                                        ------------
   Cash dividends declared-common, $.45/share       -      -              -          -         (7,154)             -         (7,154)
   Preferred stock dividends declared               -      -              -          -         (2,502)             -         (2,502)
   Issuance of 8,204 shares of common stock,
      incentive compensation                        -      -            179          -              -              -            179
   Issuance of 3,886 shares of common stock,
      dividend reinvestment plan                    -      -             91          -              -              -             91
   Issuance of 10,225 shares of common stock,
      exercise options                              -      -            177          -              -              -            177
   Forfeiture of 500 shares of common stock,
      incentive restricted stock                    -      -            (10)        10              -              -              -
   Amortization of unearned compensation,
      incentive restricted stock                    -      -              -         92              -              -             92
                                            ----------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2001                     $ 108,535      2         239,347    (3,242)        25,342          2,685        372,669
                                            ========================================================================================

See accompanying notes to consolidated financial statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                         (IN THOUSANDS)

                                                                                               Three Months Ended March 31,
                                                                                           -------------------------------------
                                                                                                   2001              2000
                                                                                           -------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                              $     6,813                6,965
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                             6,244                5,529
        Gain on real estate investments, net                                                          -                   (1)
        Gain on real estate investment trust shares                                                   -                 (555)
        Amortization of unearned compensation                                                        92                    -
        Minority interest depreciation and amortization                                             (40)                 (39)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                                        (3,163)              (1,288)
          Accounts payable, accrued expenses and prepaid rent                                       (54)                (532)
                                                                                           -------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         9,892               10,079
                                                                                           -------------------------------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                         4,565                2,158
    Advances on mortgage loans receivable                                                          (599)                   -
    Proceeds from sale of real estate investments                                                     -                1,593
    Real estate improvements                                                                     (1,186)              (3,101)
    Real estate development                                                                      (7,643)              (4,776)
    Purchases of real estate                                                                     (9,595)              (2,517)
    Purchases of real estate investment trust shares                                             (2,931)                   -
    Proceeds from real estate investment trust shares                                                 -                5,826
    Changes in other assets and other liabilities                                                 3,472               (3,232)
                                                                                           -------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (13,917)              (4,049)
                                                                                           -------------------------------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                                54,072               37,365
    Principal payments on bank borrowings                                                       (34,913)             (32,365)
    Principal payments on mortgage notes payable                                                 (4,794)              (1,046)
    Debt issuance costs                                                                            (192)                 (31)
    Distributions paid to shareholders                                                           (9,561)              (8,432)
    Purchases of shares of common stock                                                               -                 (430)
    Proceeds from exercise of stock options                                                         177                1,103
    Proceeds from dividend reinvestment plan                                                         91                   72
    Other                                                                                          (264)              (2,046)
                                                                                           -------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               4,616               (5,810)
                                                                                           -------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                               591                  220
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              2,861                2,657
                                                                                           -------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     3,452                2,877
                                                                                           =====================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                                       $     5,095                4,325



See accompanying notes to consolidated financial statements.






             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2000 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

     Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

(3)      SUBSEQUENT EVENTS

     In April 2001, EastGroup closed a $45 million nonrecourse mortgage loan with an interest rate of 7.25%, a 25-year amortization and a 10-year maturity. This loan is secured by eight properties in Dallas, Houston and El Paso. The proceeds were used to reduce the Company's variable rate bank debt.

         In May 2001, EastGroup sold the following properties:

                                                                                                   Approximate
         Property                                     Location                     Size            Sales Price
         -------------------------------- ---------------------------------- ----------------- ---------------------
                                                                                                  (In thousands)

         Nobel Center                     Hercules, California                 54,000 sq. ft.                $5,375
         West Palm II                     West Palm Beach, Florida             12,000 sq. ft.                 1,475
                                                                                               ---------------------
                                                                                                             $6,850
                                                                                               =====================

     The Nobel Center transaction is expected to generate a gain of approximately $3,200,000 for financial reporting purposes, and the sales proceeds are expected to be reinvested in new industrial properties through
Section 1031 tax deferred exchange transactions. The West Palm II transaction is expected to generate a small gain for financial reporting purposes, and the sale proceeds are expected to be used to reduce bank debt.

     Subsequent to March 31, 2001, the Company purchased two parcels of land for development, a 20.35-acre parcel in El Paso, Texas for approximately $1,906,000 and a 4.7-acre parcel in Chandler, Arizona for approximately $820,000.

     Also, subsequent to March 31, 2001, the Company entered into a contract to sell the 109th Street Warehouse (54,000 square feet) in Dallas, Texas for approximately $1,400,000. This sale is expected to generate a small gain for financial reporting purposes. The sale proceeds are expected to be used to reduce bank debt.

(4)      BUSINESS SEGMENTS

     The Company's reportable segments consist of industrial properties and an "other" category that includes office buildings and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income
(PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations
(FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is an appropriate measure to evaluate the Company's performance and also uses FFO as a comparative measure to other equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents on a comparative basis for the three months ended March 31, 2001 and 2000 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                                               Three Months Ended
                                                                                   March 31,
                                                                          -----------------------------
                                                                               2001           2000
                                                                          ---------------- ------------
                                                                                 (In thousands)
Property Revenues:
    Industrial                                                              $  24,086       21,054
    Other                                                                         359          928
                                                                          -----------------------------
                                                                               24,445       21,982
                                                                          -----------------------------
Property Expenses:
    Industrial                                                                 (5,916)      (4,885)
    Other                                                                        (104)        (311)
                                                                          -----------------------------
                                                                               (6,020)      (5,196)
                                                                          -----------------------------
Property Net Operating Income:
    Industrial                                                                 18,170       16,169
    Other                                                                         255          617
                                                                          -----------------------------
Total Property Net Operating Income                                            18,425       16,786
                                                                          -----------------------------

Gain on securities                                                                  -          555
Other income                                                                      329          604
Interest expense                                                               (4,509)      (4,134)
General and administrative expense                                             (1,103)      (1,219)
Minority interest in earnings                                                    (125)        (138)
Dividends on Series A preferred shares                                           (970)        (970)
Limited partnership unit distributions                                              -           12
                                                                          -----------------------------

Funds From Operations                                                          12,047       11,496

Depreciation and amortization                                                  (6,244)      (5,529)
Share of joint venture depreciation and amortization                               40           39
Gain on depreciable real estate investments                                         -            1
Limited partnership unit distributions                                              -          (12)
Dividends on Series B convertible preferred shares                             (1,532)      (1,532)
                                                                          -----------------------------

Net Income Available to Common Shareholders                                     4,311        4,463
Dividends on preferred shares                                                   2,502        2,502
                                                                          -----------------------------

NET INCOME                                                                   $  6,813        6,965
                                                                          =============================


(5)      COMPREHENSIVE INCOME

     Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for the three months ended March 31, 2001 are presented in the Company's Consolidated Statements of Stockholders' Equity. There were no realized gains (losses) during the three months ended March 31, 2001.

                                                                                         (In thousands)
                                                                                       -------------------
         Other comprehensive income:
              Unrealized holding losses during the period                                     $     (419)
              Less reclassification adjustment for gains included in net income                        -
                                                                                       -------------------
         Net unrealized change in investment securities                                       $     (419)
                                                                                       ===================




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

(Comments are for the balance sheet dated March 31, 2001 compared to December 31, 2000.)

     Assets of EastGroup were $677,403,000 at March 31, 2001, an increase of $11,198,000 from December 31, 2000. Liabilities (excluding minority interests) increased $13,914,000 to $303,030,000; minority interests increased $7,000 to $1,704,000 and stockholders' equity decreased $2,723,000 to $372,669,000 during the same period. Book value per common share decreased from $16.55 at December 31, 2000 to $16.35 at March 31, 2001. The paragraphs that follow explain these changes in greater detail.

     Industrial properties increased $13,866,000 during the three months ended March 31, 2001. This increase was primarily due to the acquisition of two properties for $9,595,000 (as detailed below), the transfer of two properties from development with total costs of $6,175,000 and capital improvements of $1,156,000. These increases were offset by the transfer of two properties to the category "held for sale" with total costs of $2,837,000 and a net decrease of $223,000 in capital improvements for properties transferred from development in the previous twelve-month period.

Industrial Properties
 Industrial Properties Acquired                                                                            Cost
             in 2001                       Location                Size           Date Acquired        (In thousands)
---------------------------------------------------------------------------------------------------------------------
World Houston 10                   Houston, Texas             107,000 sq. ft.          01-04-01              $5,712
North Stemmons                     Dallas, Texas              123,000 sq. ft.          03-15-01               3,883
                                                                                                 --------------------
    Total Industrial Acquisitions                                                                            $9,595
                                                                                                 ====================


     Industrial development increased $1,691,000 during the three months ended March 31, 2001. This increase resulted primarily from year-to-date development costs of $7,866,000 on existing and completed development properties, offset by development properties transferred to industrial properties with costs of $6,175,000, as detailed below.

Industrial Development

                                                                        Costs Incurred
                                                            ---------------------------------------
                                              Size at         For the 3 Months     Cumulative as       Estimated
                                             Completion        Ended 3/31/01         of 3/31/01     Total Costs (1)

-------------------------------------------------------------------------------------------------------------------
                                           (Square feet)                           (In thousands)
Lease-Up:
  Palm River North I & III
    Tampa, Florida                             116,000          $        353             5,281             6,290
  Westlake II
    Tampa, Florida                              70,000                   103             3,446             4,270
  Beach Commerce Center
    Jacksonville, Florida                       46,000                   238             2,267             2,800
  World Houston XI
    Houston, Texas                             129,000                   662             4,383             5,460
  Interstate Commons II
    Phoenix, Arizona                            59,000                   240             2,449             2,900
  Kyrene II
    Tempe, Arizona                              60,000                   460             2,269             3,710
  Walden Distribution Center I
    Tampa, Florida                              90,000                 1,909             2,688             4,240
                                          ---------------------------------------------------------------------------
Total Lease-up                                 570,000                 3,965            22,783            29,670
                                          ---------------------------------------------------------------------------

Under Construction:
  Techway Southwest I
    Houston, Texas                             126,000                 1,166             3,054             5,040
  Sunport Center II
    Orlando, Florida                            60,000                   847             1,609             3,500
                                          ---------------------------------------------------------------------------
Total Under Construction                       186,000                 2,013             4,663             8,540
                                          ---------------------------------------------------------------------------

Prospective Development:
Phoenix, Arizona                                40,000                    22               259             2,000
Tucson, Arizona                                 70,000                    10               309             3,500
Tampa, Florida                                 230,000                    48             1,883             9,200
Orlando, Florida                               314,000                 1,520             3,243            18,900
Houston, Texas                               1,117,000                   151             5,744            45,300
                                          ---------------------------------------------------------------------------
Total Prospective Development                1,771,000                 1,751            11,438            78,900
                                          ---------------------------------------------------------------------------
                                             2,527,000         $       7,729            38,884           117,110
                                          ===========================================================================
Completed Development and
Transferred to Industrial
Properties During Three
Months Ended March 31, 2001:
  Glenmont II
    Houston, Texas                             104,000          $        233             3,149
  Sunport Center I
    Orlando, Florida                            56,000                   (96)            3,026
                                          ---------------------------------------------------------
Total Transferred to Industrial                160,000          $        137             6,175
                                          =========================================================

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

     Real estate held for sale increased $2,867,000 due to the reclassification of two properties from the portfolio with total costs of $2,837,000 and capital improvements of $30,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $5,662,000 due to depreciation expense.

     Mortgage loans receivable decreased $3,966,000 during the first three months of 2001 as a result of repayments of $4,565,000 that included the payoff of the World Houston 10 loan, offset by advances of $599,000.

     Investment in real estate investment trusts (REITs) increased from $8,068,000 at December 31, 2000 to $10,580,000 at March 31, 2001 as a result of the purchase of real estate investment trust shares for $2,931,000 offset by a decrease of $419,000 in the market value of the Company's investment in REIT shares.

     Other assets decreased $701,000 during the three months ended March 31, 2001 compared to December 31, 2000 primarily as a result of a decrease in cash escrows for Section 1031 tax deferred exchange transactions offset by increases in unamortized leasing commissions, receivables and other prepaid costs.

     Mortgage notes payable decreased $4,794,000 during the three months ended March 31, 2001, as a result of the payoff of the Northwest Point mortgage loan of $3,829,000 in March and regularly scheduled principal payments of $965,000.

     Notes payable to banks increased $19,159,000 as a result of borrowings of $54,072,000 offset by payments of $34,913,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accounts payable and accrued expenses decreased $424,000 during the three months ended March 31, 2001 compared to December 31, 2000 primarily as a result of a net decrease in payables due to timing differences.

     Accumulated other comprehensive income decreased $419,000 as a result of a decrease in the market value of the Company's investments recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Undistributed earnings decreased from $28,185,000 at December 31, 2000 to $25,342,000 at March 31, 2001, as a result of dividends on common and preferred stock of $9,656,000 exceeding net income for financial reporting purposes of $6,813,000.

Results of Operations

(Comments are for the three months ended March 31, 2001, compared to the three months ended March 31, 2000.)

     Net income available to common shareholders for the three months ended March 31, 2001 was $4,311,000 ($.28 per basic share and $.27 per diluted share), compared to net income available to common shareholders for the three months ended March 31, 2000 of $4,463,000 ($.29 per basic share and $.28 per diluted share). Income before gain on real estate investments was $6,813,000 for the three months ended March 31, 2001, compared to $6,964,000 for the three months ended March 31, 2000. There was no gain on real estate investments for the three months ended March 31, 2001, compared to $1,000 for the same period in 2000. The paragraphs that follow describe the results of operations in greater detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation) increased by $1,639,000 or 9.8% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income
                                                     PNOI
                                                Three Months Ended                Percentage
                                                   March 31,                        Leased
                                         ------------------------------------------------------------
                                             2001           2000           3-31-01         3-31-00
                                         ------------------------------------------------------------
                                                (In thousands)
         Industrial                      $  18,170          16,169           95.8%           97.8%
         Other                                 255             617
                                         ----------------------------
            Total PNOI                   $  18,425          16,786
                                         ============================


     PNOI from industrial properties increased $2,001,000 for the three months ended March 31, 2001, compared to March 31, 2000, primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 2000 and 2001. Industrial properties held throughout the three months ended March 31, 2001 compared to the same period in 2000 showed an increase in PNOI of .2%.

     PNOI from other properties decreased $362,000 for the three months ended March 31, 2001, compared to March 31, 2000. This decrease was primarily the result of the sale of the La Vista Crossing Apartments in December 2000.

     Gain on securities decreased $555,000 due to a zero gain for the three months ended March 31, 2001 compared to a realized gain of $555,000 for the same period in 2000 on the liquidation of Franklin Select Realty Trust securities owned by EastGroup.

     Bank interest expense (excluding amortization of loan costs of $66,000 for both the three months ended March 31, 2001 and 2000) increased $56,000 from $1,819,000 for the three months ended March 31, 2000 to $1,875,000 for the three months ended March 31, 2001. Average bank borrowings were $106,093,000 for the three months ended March 31, 2001 compared to $98,644,000 for the same period in 2000 with average interest rates of 7.07% for the three months ended March 31, 2001 compared to 7.38% for the same period in 2000. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months ended March 31, 2001 were $675,000 compared to $644,000 for the same period in 2000.

     Interest expense on real estate properties (excluding amortization of loan costs of $43,000 and $34,000 for the three months ended March 31, 2001 and 2000, respectively) increased $341,000 from $2,859,000 for the three months ended March 31, 2000 to $3,200,000 for the three months ended March 31, 2001, primarily as a result of the issuance of two mortgage loans in 2000 offset by the payoff of several smaller loans in 2000 and 2001.

     Depreciation and amortization increased $715,000 for the three months ended March 31, 2001 compared to the same period in 2000. This increase was primarily due to the industrial properties acquired in both 2000 and 2001, offset by the sales of several properties in 2000 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in the category "real estate held for sale").

     There were no property sales in the first quarter of 2001. A summary of the gain on real estate investments for the three months ended March 31, 2000 is detailed below.

Gain on Real Estate Investments
                                                                              Net           Recognized
                                                            Basis         Sales Price          Gain
                                                       ----------------------------------------------------
                                                                         (In thousands)
2000
Real estate properties:
  LeTourneau Center of Commerce, Tampa, FL             $    1,592            1,593               1
                                                       ----------------------------------------------------
                                                       $    1,592            1,593               1
                                                       ====================================================


     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-line rent for the three months ended March 31, 2001 was $524,000 compared to $423,000 for the same period in 2000. Capital expenditures for the three months ended March 31, 2001 (by category) and the three months ended March 31, 2000 are as follows:

Capital Expenditures
                                                                2001
                                              ------------------------------------------
                                                                                            2000
                                               Industrial       Other         Total         Total
                                              ----------------------------------------------------
                                                                    (In thousands)
Upgrade on Acquisitions                       $     170            -            170        1,762
Tenant improvements:
   New Tenants                                      391            -            391          626
   New Tenants (first generation)                    33            -             33          221
   Renewal Tenants                                   43            -             43           61
Other                                               519           30            549          431
                                              -----------------------------------------------------
   Total capital expenditures                  $  1,156           30          1,186        3,101
                                              =====================================================

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the three months ended March 31, 2001 (by category) and the three months ended March 31, 2000 is as follows:

Capitalized Leasing Costs
                                                                         2001
                                              ------------------------------------------------------------
                                                                            Industrial                       2000
                                               Industrial      Other        Development        Total        Total
                                              ---------------------------------------------------------------------
                                                                         (In thousands)
Capitalized leasing costs:
  New Tenants                                    $  202             -              -             202           233
  New Tenants (first generation)                     12             -            109             121         1,221
  Renewal Tenants                                   354            38              -             392           187
                                              ---------------------------------------------------------------------
     Total capitalized leasing costs             $  568            38            109             715         1,641
                                              =====================================================================

Amortization of leasing costs                                                                $   568           478
                                                                                           ========================

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9,892,000 for the three months ended March 31, 2001. Other sources of cash were primarily from bank borrowings, collections on mortgage loan receivables, and Section 1031 Exchange escrows. The Company distributed $7,059,000 in common and $2,502,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, purchases of real estate investments, construction and development of properties, mortgage note payments, purchase of REIT shares, capital improvements at the various properties, and advances on mortgage loans receivable. Total debt at March 31, 2001 and 2000 was as follows:

                                                                     As of March 31,
                                                            ----------------------------------
                                                                 2001              2000
                                                            ----------------------------------
                                                                     (In thousands)
         Mortgage notes payable - fixed rate                     $  163,915           147,619
         Bank notes payable - floating rate                         121,159           100,000
                                                            ----------------------------------
            Total debt                                           $  285,074           247,619
                                                            ==================================

     The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 6.41% on $82,000,000 and 6.75% on $25,000,000 at March 31, 2001. An unused facility fee of .25% is also assessed on this note.

     The Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matures in January 2002. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 7.25% on $159,000 at March 31, 2001.

     The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are determined at the time of any advances by the Company and Chase. At March 31, 2001, the rate for this loan was 6.25% on a balance of $14,000,000.

     In April 2001, EastGroup closed a $45 million nonrecourse mortgage loan with an interest rate of 7.25%, a 25-year amortization and a 10-year maturity. This loan is secured by eight properties in Dallas, Houston and El Paso. The proceeds were used to reduce the Company's variable rate bank debt.

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during the three months ended March 31, 2001. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share).

     On June 20, 2000, Pacific Gulf Properties announced that it had entered into an agreement to sell all of its industrial properties and is marketing its multi-family assets with the disposition of its senior housing assets to be determined at a future date. EastGroup owns 487,100 shares of PAG. In December 2000, upon receipt of the initial liquidating distribution of $22.00 per share from PAG, the Company reduced its basis in PAG shares to zero and recorded a gain of $807,000. Based on publicly available estimates prepared by analysts who follow PAG, management estimates that the Company will receive an additional $6.40 per PAG share in 2001 from PAG's distributions of cash as it sells its remaining assets.

         In May 2001, EastGroup sold the following properties:

                                                                                           Approximate
         Property                              Location                     Size            Sales Price
         ----------------------------------------------------------------------------------------------------
                                                                                           (In thousands)


         Nobel Center                     Hercules, California          54,000 sq. ft.         $5,375
         West Palm II                     West Palm Beach, Florida      12,000 sq. ft.          1,475
                                                                                        ---------------------
                                                                                               $6,850
                                                                                        =====================

     The Nobel Center transaction is expected to generate a gain of approximately $3,200,000 for financial reporting purposes, and the sales proceeds are expected to be reinvested in new industrial properties through
Section 1031 tax deferred exchange transactions. The West Palm II transaction is expected to generate a small gain for financial reporting purposes, and the sale proceeds are expected to be used to reduce bank debt.

     Subsequent to March 31, 2001, the Company purchased two parcels of land for development, a 20.35-acre parcel in El Paso, Texas for approximately $1,906,000 and a 4.7-acre parcel in Chandler, Arizona for approximately $820,000.

     Also, subsequent to March 31, 2001, the Company entered into a contract to sell the 109th Street Warehouse (54,000 square feet) in Dallas, Texas for approximately $1,400,000. This sale is expected to generate a small gain for financial reporting purposes. The sale proceeds are expected to be used to reduce bank debt.

     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for the Company's (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) common stock repurchases.

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

                                     Apr-Dec                                                                     Fair
                                       2001       2002      2003    2004      2005    Thereafter     Total      Value
                                    ----------- ---------- ------- -------- --------- ------------ ---------- -----------
Fixed rate debt (in thousands)      $    3,126     12,452   8,248    8,993    22,756    108,340     163,915     167,445
Weighted average interest rate           7.78%      7.59%   8.31%    8.19%     8.10%      7.56%       7.72%
Variable rate debt (in thousands)   $   14,000    107,159       -        -         -          -     121,159     121,159
Weighted average interest rate           6.25%      6.49%       -        -         -          -       6.46%

     As the table above incorporates only those exposures that exist as of March 31, 2001, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Forward Looking Statements

     In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters and the costs of insurance to protect from such disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 10, 2001

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