Form 10-Q
period 2001-06-30
EASTGROUP PROPERTIES INC
filed 2001-08-13
CIK 49600

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2001               COMMISSION FILE NUMBER 1-7094

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

                                YES (x) NO ( )

     The number of shares of common stock, $.0001 par value, outstanding as of August 10, 2001 was 15,880,777.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                                                    Pages
PART I.       FINANCIAL INFORMATION
              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, June 30, 2001 (unaudited)
                           and December 31, 2000                                                                       3

                           Consolidated statements of income for the three and six
                           months ended June 30, 2001 and 2000 (unaudited)                                             4

                           Consolidated statement of changes in stockholders' equity
                           for the six months ended June 30, 2001 (unaudited)                                          5

                           Consolidated statements of cash flows for the six months
                           ended June 30, 2001 and 2000 (unaudited)                                                    6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        10

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 16

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                                        18

SIGNATURES

Authorized signatures                                                                                                 19

                                                     CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                   June 30, 2001             December 31, 2000
                                                                               ------------------------   -------------------------
                                                                                    (Unaudited)
ASSETS
  Real estate properties:

      Industrial                                                                 $              667,623                     630,860
      Industrial development                                                                     38,995                      37,193
      Other                                                                                       7,069                           -
                                                                               ------------------------    ------------------------
                                                                                                713,687                     668,053
      Less accumulated depreciation                                                             (79,486)                    (66,492)
                                                                               ------------------------    ------------------------
                                                                                                634,201                     601,561
                                                                               ------------------------    ------------------------

  Real estate held for sale                                                                       3,587                      26,602
      Less accumulated depreciation                                                                (310)                     (3,628)
                                                                               ------------------------    ------------------------
                                                                                                  3,277                      22,974
                                                                               ------------------------    ------------------------

  Mortgage loans                                                                                  5,120                       9,191
  Investment in real estate investment trusts                                                     8,189                       8,068
  Cash                                                                                            2,027                       2,861
  Other assets                                                                                   24,349                      21,550
                                                                               ------------------------    ------------------------
      TOTAL ASSETS                                                               $              677,163                     666,205
                                                                               ========================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                         $              207,466                     168,709
  Notes payable to banks                                                                         74,811                     102,000
  Accounts payable & accrued expenses                                                            13,435                      13,792
  Other liabilities                                                                               5,102                       4,615
                                                                               ------------------------    ------------------------
                                                                                                300,814                     289,116
                                                                               ------------------------    ------------------------

  Minority interest in joint ventures                                                             1,717                       1,697
                                                                               ------------------------    ------------------------
                                                                                                  1,717                       1,697
                                                                               ------------------------    ------------------------

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                                       41,357                       41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                                       67,178                       67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                                         -                            -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,878,777 shares issued at
        June 30, 2001 and 15,849,318 at December 31, 2000                                            2                            2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                                                 -                            -
    Additional paid-in capital on common shares                                                239,500                      238,910
    Undistributed earnings                                                                      26,862                       28,185
    Accumulated other comprehensive income                                                       2,882                        3,104
    Unearned compensation                                                                       (3,149)                      (3,344)
                                                                               -----------------------     ------------------------
                                                                                               374,632                      375,392
                                                                               -----------------------     ------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $                677,163                      666,205
                                                                               =======================     ========================

See accompanying notes to consolidated financial statements.

                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 (UNAUDITED)

                                                                            Three Months Ended                Six Months Ended
                                                                                 June 30,                         June 30,
                                                                       ----------------------------      --------------------------
                                                                          2001              2000            2001            2000
                                                                       ----------------------------      --------------------------
REVENUES
Income from real estate operations                                     $    24,862           23,053           49,307         45,035
Interest:
  Mortgage loans                                                               135              185              244            383
  Other interest                                                               466               76              486            103
Gain on sale of securities                                                     706                -              706            555
Other                                                                          188              292              388            671
                                                                       ----------------------------       -------------------------
                                                                            26,357           23,606           51,131         46,747
                                                                       ----------------------------       -------------------------
EXPENSES
Operating expenses from real estate operations                               6,079            5,325           12,099         10,521
Interest                                                                     4,623            4,585            9,132          8,719
Depreciation and amortization                                                6,676            5,911           12,920         11,440
General and administrative                                                   1,179            1,269            2,282          2,488
Minority interest in joint ventures                                             89              121              174            220
                                                                       ----------------------------       -------------------------
                                                                            18,646           17,211           36,607         33,388
                                                                       ----------------------------       -------------------------
INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                                    7,711            6,395           14,524         13,359

Gain on real estate investments                                              3,455              620            3,455            621
                                                                       ----------------------------       -------------------------

NET INCOME                                                                  11,166            7,015           17,979         13,980

Preferred dividends-Series A                                                   970              970            1,940          1,940
Preferred dividends-Series B                                                 1,532            1,532            3,064          3,064
                                                                       ----------------------------       -------------------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                                  $     8,664            4,513           12,975          8,976
                                                                       ============================       =========================

BASIC PER SHARE DATA
  Net income available to common stockholders                          $      0.55             0.29             0.83           0.58
                                                                       ============================       =========================
  Weighted average shares outstanding                                       15,692           15,624           15,682         15,597
                                                                       ============================       =========================
DILUTED PER SHARE DATA
  Net income available to common stockholders                          $      0.53             0.29             0.81           0.57
                                                                       ============================       =========================
  Weighted average shares outstanding                                       19,208           15,785           16,028         15,760
                                                                       ============================       =========================

See accompanying notes to consolidated financial statements.

                                                                        CONSOLIDATED STATEMENT OF CHANGES
                                                                             IN STOCKHOLDERS' EQUITY
                                                               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                                                                   (UNAUDITED)

                                                                                                           Accumulated
                                                                Additional                                     Other
                                            Preferred  Common    Paid-In      Unearned     Undistributed   Comprehensive
                                              Stock     Stock    Capital    Compensation     Earnings         Income         Total
                                            ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                  $  108,535      2      238,910     (3,344)        28,185          3,104        375,392
    Comprehensive income
        Net income                                   -      -            -          -         17,979              -         17,979
        Net unrealized change in investment
          securities                                 -      -            -          -              -           (222)          (222)
                                                                                                                         ----------
            Total comprehensive income                                                                                      17,757
                                                                                                                         ----------
    Cash dividends declared-common, $.90/share       -      -            -           -       (14,298)             -        (14,298)
    Preferred stock dividends declared               -      -            -           -        (5,004)             -         (5,004)
    Issuance of 8,204 shares of common stock,
      incentive compensation                         -      -          179           -             -              -            179
    Issuance of 7,830 shares of common stock,
      dividend reinvestment plan                     -      -          179           -             -              -            179
    Issuance of 13,925 shares of common stock,
      exercise options                               -      -          242           -             -              -            242
    Forfeiture of 500 shares of common stock,
      incentive restricted stock                     -      -          (10)         10             -              -              -
    Amortization of unearned compensation,
      incentive restricted stock                     -      -            -         185             -              -            185
                                             --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                       $ 108,535      2      239,500      (3,149)       26,862          2,882        374,632
                                             ======================================================================================

See accompanying notes to consolidated financial statements.

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                         ------------------------------------------
                                                                                                    2001               2000
                                                                                         ------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                           $         17,979             13,980
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                              12,920             11,440
        Gain on real estate investments, net                                                       (3,455)              (621)
        Gain on real estate investment trust shares                                                  (706)              (555)
        Amortization of unearned compensation                                                         185                  -
        Minority interest depreciation and amortization                                               (81)               (78)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                                          (1,478)              (511)
          Accounts payable, accrued expenses and prepaid rent                                         729              2,100
                                                                                          -----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          26,093             25,755
                                                                                          -----------------------------------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                           4,990              2,158
    Advances on mortgage loans receivable                                                            (919)              (494)
    Proceeds from sale of real estate investments                                                   7,832              2,642
    Real estate improvements                                                                       (3,011)            (6,046)
    Real estate development                                                                       (16,262)           (18,242)
    Purchases of real estate                                                                      (10,148)            (7,347)
    Purchases of real estate investment trust shares                                               (2,930)                 -
    Proceeds from sale of real estate investment trust shares                                       3,293              5,826
    Changes in other assets and other liabilities                                                  (1,984)            (1,970)
                                                                                          -----------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (19,139)           (23,473)
                                                                                          -----------------------------------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                                  68,824             92,849
    Principal payments on bank borrowings                                                         (96,013)           (76,002)
    Proceeds from mortgage notes payable                                                           45,000             11,500
    Principal payments on mortgage notes payable                                                   (5,865)           (10,286)
    Debt issuance costs                                                                              (472)               (76)
    Distributions paid to stockholders                                                            (19,125)           (16,872)
    Purchase of limited partnership units                                                               -               (335)
    Purchases of shares of common stock                                                                 -               (430)
    Proceeds from exercise of stock options                                                           242              1,161
    Proceeds from dividend reinvestment plan                                                          179                145
    Other                                                                                            (558)            (2,903)
                                                                                          -----------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                              (7,788)            (1,249)
                                                                                          -----------------------------------------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (834)             1,033
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                2,861              2,657
                                                                                          -----------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $         2,027              3,690
                                                                                          =========================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                                     $         8,583              8,555
    Debt assumed by buyer of real estate                                                              378                  -

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

(2)      SUBSEQUENT EVENTS

     EastGroup is currently under contract to sell West Palm I (14,000 square feet) in West Palm Beach, Florida for approximately $1.5 million. This transaction is expected to generate a small gain for financial reporting purposes.

     EastGroup is also under contract to purchase Southpark Industrial (70,000 square feet) in Chandler, Arizona for approximately $3.7 million and four parcels of land (28 acres) in Florida and Mississippi for approximately $4.4 million. A portion of the land purchases will be funded with Section 1031 tax deferred cash escrows.

(3)      REAL ESTATE HELD FOR SALE

     Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as real estate held for sale. Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale. At June 30, 2001, the Company had two industrial properties and one parcel of land held for sale. There can be no assurances that such properties will be sold.

(4)      COMPREHENSIVE INCOME

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 130 which requires the disclosure of comprehensive income. The Company's comprehensive income includes, in addition to net income, other income consisting of unrealized gains and losses on the Company's investment in real estate investment (REIT) shares, which is recorded directly into a separate section of stockholders' equity on the balance sheet.

                                                                                          (In thousands)
                                                                                          ----------------
         Other comprehensive income:
             Unrealized holding gains during the period                                   $           484
             Less reclassification adjustment for gains included in net income                       (706)
                                                                                          ----------------
        Net unrealized change in investment securities                                   $           (222)
                                                                                          ================

(5)      EARNINGS PER SHARE

     The Company applies SFAS No. 128 "Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted EPS.

     Basic EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.

     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and limited partnership (LP) distributions and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, LP units, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                     ----------------------------------------------
                                                                        2001         2000       2001        2000
                                                                     -----------------------------------------------
                                                                                     (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders                 $  8,664     4,513     12,975      8,976
  Denominator-weighted average shares outstanding                         15,692    15,624     15,682     15,597
Diluted EPS Computation
  Numerator-net income available to common stockholders
    plus convertible preferred stock dividends ($1,532 for the three months ended June 30, 2001) and limited partnership
    distributions ($6 and $18 for the three months and six
    months ended June 30, 2000)                                         $ 10,196     4,519     12,975      8,994
  Denominator:
    Weighted average shares outstanding                                   15,692    15,624     15,682     15,597
    Common stock options                                                     153       143        165        138
    Nonvested restricted stock                                               181         -        181          -
    Limited partnership units                                                  -        18          -         25
    Convertible preferred stock                                            3,182         -          -          -
                                                                     -----------------------------------------------
       Total Shares                                                       19,208    15,785     16,028     15,760
                                                                     ===============================================

     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the quarter ended June 30, 2000 and the six months ended June 30, 2001 and 2000 due to its antidilutive effect.

(6)      BUSINESS SEGMENTS

     The Company's reportable segments consist of industrial properties and an "other" category that includes office buildings and other real estate. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income
(PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations
(FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is an appropriate measure to evaluate the Company's performance and also uses FFO as a comparative measure to other equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents on a comparative basis for the three months and six months ended June 30, 2001 and 2000 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                        ---------------- ------------- --------------- --------------
                                                             2001            2000           2001           2000
                                                        ---------------- ------------- --------------- --------------
                                                                                (In thousands)
PROPERTY REVENUES:
    Industrial                                               $   24,497        22,115          48,583         43,169
    Other                                                           365           938             724          1,866
                                                        ---------------- ------------- --------------- --------------
                                                                 24,862        23,053          49,307         45,035
                                                        ---------------- ------------- --------------- --------------
PROPERTY EXPENSES:
    Industrial                                                   (5,974)       (4,984)        (11,890)        (9,869)
    Other                                                          (105)         (341)           (209)          (652)
                                                        ---------------- ------------- --------------- --------------
                                                                 (6,079)       (5,325)        (12,099)       (10,521)
                                                        ---------------- ------------- --------------- --------------
PROPERTY NET OPERATING INCOME:
    Industrial                                                   18,523        17,131          36,693         33,300
    Other                                                           260           597             515          1,214
                                                        ---------------- ------------- --------------- --------------
TOTAL PROPERTY NET OPERATING INCOME                              18,783        17,728          37,208         34,514
                                                        ---------------- ------------- --------------- --------------

Gain on securities                                                  706             -             706            555
Gain on nondepreciable real estate investments                        -           620               -            620
Other income                                                        789           553           1,118          1,157
Interest expense                                                 (4,623)       (4,585)         (9,132)        (8,719)
General and administrative expense                               (1,179)       (1,269)         (2,282)        (2,488)
Minority interest in earnings                                      (130)         (160)           (255)          (298)
Dividends on Series A preferred shares                             (970)         (970)         (1,940)        (1,940)
Limited partnership unit distributions                                -             6               -             18
                                                        ---------------- ------------- --------------- --------------

FUNDS FROM OPERATIONS                                            13,376        11,923          25,423         23,419

Depreciation and amortization                                    (6,676)       (5,911)        (12,920)       (11,440)
Share of joint venture depreciation and amortization                 41            39              81             78
Gain on depreciable real estate investments                       3,455             -           3,455              1
Limited partnership unit distributions                                -            (6)              -            (18)
Dividends on Series B convertible preferred shares               (1,532)       (1,532)         (3,064)        (3,064)
                                                        ---------------- ------------- --------------- --------------

NET INCOME AVAILABLE TO
   COMMON STOCKHOLDERS                                            8,664         4,513          12,975          8,976
Dividends on preferred shares                                     2,502         2,502           5,004          5,004
                                                        ---------------- ------------- --------------- --------------

NET INCOME                                                   $   11,166         7,015          17,979         13,980
                                                        ================ ============= =============== ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

(Comments are for the balance sheet dated June 30, 2001 compared to December 31, 2000.)

     Assets of EastGroup were $677,163,000 at June 30, 2001, an increase of $10,958,000 from December 31, 2000. Liabilities (excluding minority interests) increased $11,698,000 to $300,814,000 and stockholders' equity decreased $760,000 to $374,632,000 during the same period. Book value per common share decreased from $16.55 at December 31, 2000 to $16.47 at June 30, 2001. The paragraphs that follow explain these changes in greater detail.

     Industrial properties increased $36,763,000 during the six months ended June 30, 2001. This increase was primarily due to the acquisition of two industrial properties and the remaining 20% minority interest in Wiegman Associates for a total of $10,148,000, as detailed below; the transfer of four properties from development with total costs of $14,445,000; the transfer of two properties from the category "held for sale" with total costs of $13,519,000 and capital improvements of $2,988,000 made on existing and acquired properties. These increases were offset by the transfer of three properties to the category "held for sale" with costs of $4,220,000.

 Industrial Properties Acquired                                                                         Cost
             in 2001                       Location                Size          Date Acquired    (In thousands)
---------------------------------- ------------------------- ----------------- ----------------- -------------------
World Houston 10                   Houston, Texas             107,000 sq. ft.          01-04-01              $5,712
North Stemmons                     Dallas, Texas              123,000 sq. ft.          03-15-01               3,883
Wiegman Associates (20% Interest)  Hayward, California        262,000 sq. ft.          05-30-01                 553
                                                                                                 -------------------
     Total Industrial Acquisitions                                                                          $10,148
                                                                                                 ===================

     Industrial development increased $1,802,000 during the six months ended June 30, 2001. This increase resulted from year-to-date development costs of $16,247,000 on existing and completed development properties, offset by development properties transferred to industrial properties with costs of $14,445,000, as detailed below.

Industrial Development

                                                                        Costs Incurred
                                                            ---------------------------------------
                                              Size at         For the 6 Months     Cumulative as       Estimated
                                             Completion        Ended 6/30/01         of 6/30/01     Total Costs (1)
----------------------------------------- ----------------- ---------------------------------------------------------
                                            (Square feet)                          (In thousands)
Lease-Up:
  Palm River North I & III
    Tampa, Florida                                 116,000         $         542             5,470             6,290
  Westlake II
    Tampa, Florida                                  70,000                    64             3,407             4,270
  Beach Commerce Center
    Jacksonville, Florida                           46,000                   284             2,313             2,800
  Interstate Commons II
    Phoenix, Arizona                                59,000                   475             2,684             2,900
  Kyrene II
    Tempe, Arizona                                  60,000                 1,108             2,917             3,710
  Walden Distribution Center I
    Tampa, Florida                                  90,000                 2,810             3,589             4,240
  Techway Southwest I
    Houston, Texas                                 126,000                 1,832             3,720             5,040
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                     567,000                 7,115            24,100            29,250
                                          ----------------- --------------------- ----------------- -----------------
Under Construction:
  World Houston XIV
    Houston, Texas                                  77,000                   482               482             3,575
  Americas 10 Business Center I
    El Paso, Texas                                  97,000                   695               695             3,320
  Sunport Center III
    Orlando, Florida                                66,000                   844               844             4,000
  World Houston XIII
    Houston, Texas                                  51,000                   285               285             2,795
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                           291,000                 2,306             2,306            13,690
                                          ----------------- --------------------- ----------------- -----------------
Prospective Development(Principally Land):
  Phoenix, Arizona                                 104,000                   905             1,142             5,700
  Tucson, Arizona                                   70,000                    17               316             3,500
  Tampa, Florida                                   230,000                   218             2,053             9,200
  Orlando, Florida                                 248,000                   778             2,502            14,900
  El Paso, Texas                                   251,000                 1,417             1,417             7,580
  Houston, Texas                                   989,000                  (433)            5,159            38,930
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                    1,892,000                 2,902            12,589            79,810
                                          ----------------- --------------------- ----------------- -----------------
                                                 2,750,000         $      12,323            38,995           122,750
                                          ================= ===================== ================= =================
Completed Development and
Transferred to Industrial
Properties During the Six
Months Ended June 30, 2001:
  Sunport Center II
    Orlando, Florida                                60,000         $       3,106             3,868
  World Houston XI
    Houston, Texas                                 129,000                   681             4,402
  Glenmont II
    Houston, Texas                                 104,000                   233             3,149
  Sunport Center I
    Orlando, Florida                                56,000                   (96)            3,026
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                    349,000         $       3,924            14,445
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

     Other real estate properties increased by $7,069,000 as a result of the transfer of an office building from the category "held for sale."

     Real estate held for sale decreased $23,015,000 primarily due to the transfer of three properties from held for sale to real estate properties with total costs of $20,588,000 and the sale of three properties with total costs of $6,685,000. These decreases were offset by the transfer of three properties from the portfolio to real estate held for sale with total costs of $4,220,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $9,676,000 due to depreciation expense of $11,718,000, offset by the sale of three properties with total accumulated depreciation of $2,042,000.

     Mortgage loans receivable decreased $4,071,000 during the first six months of 2001 as a result of repayments of $4,990,000 that included the payoff of the World Houston 10 loan, offset by advances of $919,000.

     Investments in real estate investment trusts (REITs) increased from $8,068,000 at December 31, 2000 to $8,189,000 at June 30, 2001, primarily as a result of the purchase of real estate investment trust shares for $2,930,000, offset by the sale of REIT shares with a cost basis of $2,587,000. These amounts were further offset by unrealized holding losses of $222,000.

     Other assets increased $2,799,000 during the six months ended June 30, 2001 compared to December 31, 2000 primarily as a result of net increases in receivables, unamortized leasing commissions and loan costs, and other prepaid assets. These increases were offset by a net decrease in cash escrows for
Section 1031 tax deferred exchange transactions.

     Mortgage notes payable increased $38,757,000 during the six months ended June 30, 2001 primarily as a result of the closing of the Company's new $45,000,000 nonrecourse mortgage loan on April 6, 2001. This note has an interest rate of 7.25%, a 25-year amortization and a 10-year maturity and is secured by eight properties in Dallas, Houston and El Paso. The proceeds of this note were used to pay down existing bank debt. This increase was offset by the payoff of the Northwest Point mortgage loan of $3,829,000 in March, regularly scheduled principal payments of $2,036,000 and the assumption of bonds payable of $378,000 by the buyer of Nobel Business Center.

     Notes payable to banks decreased $27,189,000 as a result of borrowings of $68,824,000 offset by payments of $96,013,000. Bank debt was paid down with funds from the Company's new $45 million nonrecourse mortgage loan as discussed above. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accumulated other comprehensive income decreased $222,000 as a result of unrealized holding gains of $484,000 recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," offset by realized gains of $706,000 on REIT shares.

     Unearned compensation on the incentive restricted stock compensation plan decreased $195,000 for the six months ended June 30, 2001 as a result of amortization expense of $185,000 and plan forfeitures of $10,000.

     Undistributed earnings decreased from $28,185,000 at December 31, 2000 to $26,862,000 at June 30, 2001 as a result of dividends on common and preferred stock of $19,302,000 exceeding net income for financial reporting purposes of $17,979,000.

Results of Operations

(Comments are for the three months and six months ended June 30, 2001 compared to the three months and six months ended June 30, 2000.)

     Net income available to common stockholders for the three months and six months ended June 30, 2001 was $8,664,000 ($.55 per basic share and $.53 per diluted share) and $12,975,000 ($.83 per basic share and $.81 per diluted share), compared to net income available to common stockholders for the three months and six months ended June 30, 2000 of $4,513,000 ($.29 per basic and diluted share) and $8,976,000 ($.58 per basic share and $.57 per diluted share). Income before gain on real estate investments was $7,711,000 and $14,524,000 for the three months and six months ended June 30, 2001, compared to $6,395,000 and $13,359,000 for the three months and six months ended June 30, 2000. Gain on real estate investments was $3,455,000 for the three months and six months ended June 30, 2001, compared to $620,000 and $621,000 for the three months and six months ended June 30, 2000. The paragraphs that follow describe the results of operations in greater detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $1,055,000 or 6.0% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. For the six months ended June 30, 2001, PNOI increased by $2,694,000 or 7.8% compared to the six months ended June 30, 2000. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income

                                            Three Months Ended          Six Months Ended             Percent
                                                 June 30,                   June 30,                 Leased
                                         ------------- ------------ ----------- ------------- ----------- ----------
                                             2001         2000         2001         2000       6-30-01     6-30-00
                                         ------------- ------------ ----------- ------------- ----------- ----------
                                                             (In thousands)
         Industrial                          $ 18,523       17,131      36,693        33,300    94.6%       97.3%
         Other                                    260          597         515         1,214
                                         ------------- ------------ ----------- -------------
            Total PNOI                       $ 18,783       17,728      37,208        34,514
                                         ============= ============ =========== =============

     PNOI from industrial properties increased $1,392,000 and $3,393,000 for the three months and six months ended June 30, 2001, compared to June 30, 2000, primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 2001 and 2000. PNOI from industrial properties held throughout the three months and six months ended June 30, 2001 compared to the same periods in 2000 was basically flat for both periods in 2001 due primarily to increased vacancy levels.

     PNOI from other properties decreased $337,000 and $699,000 for the three months and six months ended June 30, 2001 compared to June 30, 2000. These decreases were primarily the result of the sale of the La Vista Crossing Apartments in December 2000.

     Other interest income increased $390,000 and $383,000 for the three months and six months ended June 30, 2001 compared to June 30, 2000. These increases were primarily the result of interest received from the final accounting of an escrow account established for the redemption of shares in the Company's 1998 acquisition of Meridian Point Realty Trust VIII.

     Gain on sale of securities increased $706,000 and $151,000 for the three months and six months ended June 30, 2001, compared to June 30, 2000 as a result of gains of $706,000 realized on the sale of REIT shares and on liquidating distributions from Pacific Gulf Properties (PAG) in 2001 compared to gains of $555,000 on liquidating distributions from Franklin Select Realty Trust in 2000.

     Bank interest expense (excluding amortization of loan costs) decreased $908,000 from $2,126,000 for the three months ended June 30, 2000 to $1,218,000 for the same three months in 2001. Bank interest expense (excluding amortization of loan costs) decreased $852,000 from $3,945,000 for the six months ended June 30, 2000 to $3,093,000 for the six months ended June 30, 2001. Amortization of loan costs was $66,000 and $132,000 for both of the three months and six months ended June 30, 2001 and 2000. Average bank borrowings were $78,035,000 and $91,904,000 for the three months and six months ended June 30, 2001 compared to $106,045,000 and $102,349,000 for the same periods of 2000. Average bank interest rates were 6.25% and 6.71% for the three months and six months ended June 30, 2001 compared to 8.02% and 7.71% for the same periods of 2000. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months and six months ended June 30, 2001 were $609,000 and $1,284,000 compared to $388,000 and $1,032,000 for the three months and six months ended June 30, 2000.

     Interest expense on real estate properties (excluding amortization of loan costs) increased $1,152,000 from $2,754,000 for the three months ended June 30, 2000 to $3,906,000 for the three months ended June 30, 2001. Interest expense (excluding amortization of loan costs) increased $1,493,000 from $5,613,000 for the six months ended June 30, 2000 to $7,106,000 for the six months ended June 30, 2001. Amortization of loan costs was $42,000 and $85,000 for the three months and six months ended June 30, 2001 and $27,000 and $61,000 for the three months and six months ended June 30, 2000. These increases were primarily the result of the issuance of two mortgage loans in 2000 and one mortgage loan in 2001, offset by the payoff of several smaller loans in 2000 and 2001.

     Depreciation and amortization increased $765,000 and $1,480,000 for the three months and six months ended June 30, 2001 compared to 2000. This increase was primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2000 and 2001. These increases were offset by the sales of several properties in 2000 and 2001 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties held in the category "real estate held for sale").


     A summary of gains on real estate investments for the six months ended June 30, 2001 and 2000 is detailed below.

Gains on Real Estate Investments
                                                                     Net           Recognized
                                                    Basis        Sales Price          Gain
                                             ------------------------------------------------------
                                                                (In thousands)
2001
Real estate properties:
  Nobel Business Center                       $     2,113            5,250            3,137
  West Palm II                                      1,274            1,350               76
  109th Street Distribution Center                    990            1,232              242
                                             ------------------------------------------------------
                                              $     4,377            7,832            3,455
                                             ======================================================
2000
Real estate properties:
  LeTourneau Center of Commerce               $     1,592            1,593                1
Estelle land                                          429            1,049              620
                                             ------------------------------------------------------
                                              $     2,021            2,642              621
                                             ======================================================


     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-line rent for the three months and six months ended June 30, 2001 was $442,000 and $966,000 compared to $343,000 and $766,000 for the same periods in 2000. Capital expenditures for the six months ended June 30, 2001 (by category) and for the six months ended June 30, 2000 are as follows:

Capital Expenditures

                                                                2001
                                          ---------------------------------------------
                                                                                           2000
                                               Industrial       Other         Total        Total
                                             ---------------- ----------- -------------- ----------
                                                                (In thousands)
Upgrade on Acquisitions                      $           438           -            438      2,814
Tenant improvements:
   New Tenants                                         1,089           -          1,089      1,204
   New Tenants (first generation)                         46           -             46        521
   Renewal Tenants                                       358           -            358        487
Other                                                  1,048          32          1,080      1,020
                                             ---------------- ----------- -------------- ----------
   Total capital expenditures                $         2,979          32          3,011      6,046
                                             ================ =========== ============== ==========

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the six months ended June 30, 2001 (by category) and for the six months ended June 30, 2000 is as follows:

Capitalized Leasing Costs
                                                                         2001
                                              ------------------------------------------------------------
                                                                            Industrial                        2000
                                               Industrial      Other        Development        Total         Total
                                              ------------- ------------- ---------------- --------------- -----------
                                                                          (In thousands)
Capitalized leasing costs:
  New Tenants                                    $  478             -                -             478         287
  New Tenants (first generation)                    (39)            -              711             672       1,350
  Renewal Tenants                                   584            38                -             622         563
                                              ------------- ------------- ---------------- --------------- -----------
     Total capitalized leasing costs            $ 1,023            38              711           1,772       2,200
                                              ============= ============= ================ =============== ===========

Amortization of leasing costs                                                                 $  1,172         989
                                                                                           =============== ===========


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $26,093,000 for the six months ended June 30, 2001. Other sources of cash were primarily from bank borrowings, proceeds from mortgage notes payable, sales of real estate investments, collections on mortgage loans receivable and liquidation of real estate investment trust shares. The Company distributed $14,121,000 in common and $5,004,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, purchases of real estate investments, mortgage note payments, capital improvements at the various properties, purchase of REIT shares and advances on mortgage loans receivable. Total debt at June 30, 2001 and 2000 was as follows:

                                                                     As of June 30,
                                                            ----------------------------------
                                                                 2001              2000
                                                            ---------------- -----------------
                                                                      (In thousands)
         Mortgage notes payable - fixed rate                     $  207,466           149,879
         Bank notes payable - floating rate                          74,811           111,847
                                                            ---------------- -----------------
            Total debt                                           $  282,277           261,726
                                                            ================ =================

     The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 5.25% on $47,000,000 and 6.75% on $25,000,000 at June 30, 2001. An unused facility fee of .25% is also assessed on this note.

     The Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matures in January 2002. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 6.00% on $2,811,000 at June 30, 2001.

     The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are negotiated at the time of any advances. At June 30, 2001, the outstanding balance for this loan was zero.

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during the six months ended June 30, 2001. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

     On June 20, 2000, Pacific Gulf Properties announced that it entered into an agreement to sell all of its industrial properties and to market its multi-family assets with the disposition of its senior housing assets to be determined at a future date. EastGroup owns 487,100 shares of PAG. In December 2000, upon receipt of the initial liquidating distribution of $22.00 per PAG share, the Company reduced its basis in PAG shares to zero and recorded a gain of $807,000. During second quarter 2001, the Company received additional liquidating distributions of $1.15 per PAG share and recorded a gain of $560,000.

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

                                     Jul-Dec
                                       2001       2002      2003    2004      2005    Thereafter     Total    Fair Value
                                    ----------- ---------- ------- -------- --------- ------------ ---------- -----------
Fixed rate debt (in thousands)      $    2,433     13,126   8,975    9,775    23,596      149,561    207,466     211,908
Weighted average interest rate           7.71%      7.57%   8.23%    8.12%     8.06%        7.48%      7.61%
Variable rate debt (in thousands)            -     74,811       -        -         -            -     74,811      74,811
Weighted average interest rate               -      5.78%       -        -         -            -      5.78%

     As the table above incorporates only those exposures that exist as of June 30, 2001, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 58 basis points, interest expense and cash flows would increase or decrease by approximately $434,000 annually.

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



                           EASTGROUP PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 4, 2001, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, Alexander G. Anagnos, H.C. Bailey, Jr., Fredric H. Gould, David H. Hoster II, David M. Osnos, John N. Palmer and Leland
R. Speed were elected directors of the Registrant, each to serve until the 2002 Annual Meeting. The following is a summary of the voting for directors:

                                                                                                                Vote
         Nominee                                                                     Vote For                  Withheld
         --------------------                                                     --------------           ---------------
         D. Pike Aloian                                                             17,303,119                   57,035
         Alexander G. Anagnos                                                       17,290,335                   69,819
         H.C. Bailey, Jr.                                                           17,302,969                   57,185
         Fredric H. Gould                                                           17,304,076                   56,078
         David H. Hoster II                                                         16,359,328                1,000,826
         David M. Osnos                                                             17,251,647                  108,507
         John N. Palmer                                                             17,297,428                   62,726
         Leland R. Speed                                                            16,718,296                  641,858

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2001

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