Form 10-Q
period 2001-09-30
EASTGROUP PROPERTIES INC
filed 2001-11-14
CIK 49600

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001          COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

     The number of shares of common stock, $.0001 par value, outstanding as of November 12, 2001 was 15,910,211.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.       FINANCIAL INFORMATION                                                                                  Pages
              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, September 30, 2001 (unaudited)
                           and December 31, 2000                                                                       3

                           Consolidated statements of income for the three and nine
                           months ended September 30, 2001 and 2000 (unaudited)                                        4

                           Consolidated statement of changes in stockholders' equity
                           for the nine months ended September 30, 2001 (unaudited)                                    5

                           Consolidated statements of cash flows for the nine months
                           ended September 30, 2001 and 2000 (unaudited)                                               6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        11

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 18

SIGNATURES

Authorized signatures                                                                                                 20


                                                       EASTGROUP PROPERTIES, INC.
                                                       CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                     September 30, 2001         December 31, 2000
                                                                                  ------------------------    ----------------------
                                                                                         (Unaudited)
ASSETS
  Real estate properties:
      Industrial                                                                  $              685,826                   630,860
      Industrial development                                                                      32,906                    37,193
      Other                                                                                        7,069                         -
                                                                                  ------------------------    ----------------------
                                                                                                 725,801                   668,053
      Less accumulated depreciation                                                              (85,622)                  (66,492)
                                                                                  ------------------------    ----------------------
                                                                                                 640,179                   601,561
                                                                                  ------------------------    ----------------------

  Real estate held for sale                                                                        2,079                    26,602
      Less accumulated depreciation                                                                 (239)                   (3,628)
                                                                                  ------------------------    ----------------------
                                                                                                   1,840                    22,974
                                                                                  ------------------------    ----------------------

  Mortgage loans                                                                                   5,126                     9,191
  Investment in real estate investment trusts                                                      6,437                     8,068
  Cash                                                                                             2,066                     2,861
  Other assets                                                                                    21,780                    21,550
                                                                                  ------------------------    ----------------------
       TOTAL ASSETS                                                               $              677,428                   666,205
                                                                                  ========================    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                          $              206,281                   168,709
  Notes payable to banks                                                                          75,323                   102,000
  Accounts payable & accrued expenses                                                             14,226                    13,792
  Other liabilities                                                                                7,558                     4,615
                                                                                  ------------------------    ----------------------
                                                                                                 303,388                   289,116
                                                                                  ------------------------    ----------------------

  Minority interest in joint ventures                                                              1,726                     1,697
                                                                                  ------------------------    ----------------------
                                                                                                   1,726                     1,697
                                                                                  ------------------------    ----------------------
STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                                         41,357                    41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                                         67,178                    67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                                           -                         -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,910,211 shares issued at
        September 30, 2001 and 15,849,318 at December 31, 2000                                         2                         2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                                                   -                         -
    Additional paid-in capital on common shares                                                  240,173                   238,910
    Undistributed earnings                                                                        25,742                    28,185
    Accumulated other comprehensive income                                                         1,179                     3,104
    Unearned compensation                                                                         (3,317)                   (3,344)
                                                                                  ------------------------    ----------------------
                                                                                                 372,314                   375,392
                                                                                  ------------------------    ----------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $              677,428                   666,205
                                                                                  ========================    ======================

See accompanying notes to consolidated financial statements.

                                                          EASTGROUP PROPERTIES, INC.
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 (UNAUDITED)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                    ----------------------------------------------------------
                                                                        2001          2000            2001          2000
                                                                    ----------------------------------------------------------
REVENUES
Income from real estate operations                                  $   25,583        24,125         74,890         69,160
Interest:
  Mortgage loans                                                           117           206            361            589
  Other interest                                                            60            13            546            116
Gain on securities                                                       1,774             -          2,480            555
Other                                                                      161           257            549            928
                                                                    ----------------------------------------------------------
                                                                        27,695        24,601         78,826         71,348
                                                                    ----------------------------------------------------------
EXPENSES
Operating expenses from real estate operations                           6,444         5,730         18,543         16,251
Interest                                                                 4,458         4,830         13,590         13,549
Depreciation and amortization                                            6,890         5,799         19,810         17,239
General and administrative                                               1,207         1,228          3,489          3,716
Minority interest in joint ventures                                         86            80            260            300
                                                                    ----------------------------------------------------------
                                                                        19,085        17,667         55,692         51,055
                                                                    ----------------------------------------------------------
INCOME BEFORE GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS                                                8,610         6,934         23,134         20,293

Gain (loss) on real estate investments                                     (35)           94          3,420            715
                                                                    ----------------------------------------------------------

NET INCOME                                                               8,575         7,028         26,554         21,008

Preferred dividends-Series A                                               970           970          2,910          2,910
Preferred dividends-Series B                                             1,532         1,532          4,596          4,596
                                                                    -----------------------------------------------------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                               $    6,073         4,526         19,048         13,502
                                                                    ===========================================================
BASIC PER SHARE DATA
  Net income available to common stockholders                       $     0.39          0.29           1.21           0.86
                                                                    ===========================================================

  Weighted average shares outstanding                                   15,702        15,643         15,689         15,612
                                                                    ===========================================================
DILUTED PER SHARE DATA
  Net income available to common stockholders                       $     0.38          0.29           1.19           0.86
                                                                    ===========================================================

  Weighted average shares outstanding                                   16,045        15,828         16,033         15,784
                                                                    ===========================================================

See accompanying notes to consolidated financial statements.

                                                  EASTGROUP PROPERTIES, INC.
                                              CONSOLIDATED STATEMENT OF CHANGES
                                                   IN STOCKHOLDERS' EQUITY
                                      (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                                          (UNAUDITED)

                                                                                                                Accumulated
                                                                       Additional                                  Other
                                                   Preferred   Common   Paid-In      Unearned    Undistributed  Comprehensive
                                                     Stock     Stock    Capital    Compensation    Earnings        Income     Total
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                        $  108,535       2     238,910      (3,344)        28,185         3,104   375,392
    Comprehensive income
        Net income                                         -       -           -           -         26,554             -    26,554
        Net unrealized change in
          investment securities                            -       -           -           -              -        (1,925)   (1,925)
                                                                                                                            --------
            Total comprehensive income                                                                                       24,629
                                                                                                                            --------
    Cash dividends declared-common, $1.35/share            -       -           -           -        (21,491)            -   (21,491)
    Preferred stock dividends declared                     -       -           -           -         (7,506)            -    (7,506)
    Issuance of 8,204 shares of common stock,
      incentive compensation                               -       -         179           -              -             -       179
    Issuance of 11,939 shares of common stock,
      dividend reinvestment plan                           -       -         268           -              -             -       268
    Issuance of 27,750 shares of common stock,
      exercise options                                     -       -         511           -              -             -       511
    Issuance of 15,000 shares of common stock,
      incentive restricted stock                           -       -         346        (346)             -             -         -
    Forfeiture of 2,000 shares of common stock,
      incentive restricted stock                           -       -         (41)         35              -             -        (6)
    Amortization of unearned compensation,
      incentive restricted stock                           -       -           -         338              -             -       338
                                                  ----------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                       $  108,535       2     240,173      (3,317)        25,742         1,179   372,314
                                                  ==================================================================================

See accompanying notes to consolidated financial statements.


                                                           EASTGROUP PROPERTIES, INC.
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                      ------------------------------------------
                                                                                              2001                 2000
                                                                                      ------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                        $         26,554               21,008
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           19,810               17,239
        Gain on real estate investments, net                                                    (3,420)                (715)
        Gain on real estate investment trust shares                                             (2,480)                (555)
        Amortization of unearned compensation                                                      332                    -
        Minority interest depreciation and amortization                                           (121)                (118)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                                       (1,696)               (1,391)
          Accounts payable, accrued expenses and prepaid rent                                    3,546                 4,686
                                                                                      ------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       42,525                40,154
                                                                                      ------------------------------------------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                        4,991                 2,158
    Advances on mortgage loans receivable                                                         (926)               (3,643)
    Proceeds from sale of real estate investments                                                9,260                 2,642
    Real estate improvements                                                                    (5,100)               (9,029)
    Real estate development                                                                    (22,797)              (25,444)
    Purchases of real estate                                                                   (13,804)              (11,716)
    Purchases of real estate investment trust shares                                            (5,258)                 (376)
    Proceeds from sale of real estate investment trust shares                                    7,444                 5,826
    Changes in other assets and other liabilities                                                  206                (2,798)
                                                                                       ------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (25,984)              (42,380)
                                                                                       ------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                              101,286               141,084
    Principal payments on bank borrowings                                                     (127,963)             (109,585)
    Proceeds from mortgage notes payable                                                        45,000                11,500
    Principal payments on mortgage notes payable                                                (7,050)              (11,250)
    Debt issuance costs                                                                           (489)                 (922)
    Distributions paid to stockholders                                                         (28,699)              (25,789)
    Purchase of limited partnership units                                                            -                  (705)
    Purchases of shares of common stock                                                              -                  (430)
    Proceeds from exercise of stock options                                                        511                 1,628
    Proceeds from dividend reinvestment plan                                                       268                   228
    Other                                                                                         (200)               (2,779)
                                                                                        ------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            (17,336)                2,980
                                                                                        ------------------------------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (795)                  754
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,861                 2,657
                                                                                        ------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $        2,066                 3,411
                                                                                        ==========================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                                   $       13,063                13,318
    Debt assumed by buyer of real estate                                                           378                     -



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

(2)      REAL ESTATE HELD FOR SALE

     Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale. At September 30, 2001, the Company had one industrial property and one parcel of land held for sale. There can be no assurances that such properties will be sold.

     During 2001, three properties were reclassified from the category "real estate held for sale" to the category "real estate properties." As noted above, depreciation is not recorded for those properties while held for sale. As such, upon the reclassification of these properties, depreciation was adjusted to reflect the carrying amount of these properties as if they had never been classified as "held for sale."

 (3)     COMPREHENSIVE INCOME

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 130 which requires the disclosure of comprehensive income. The Company's comprehensive income includes, in addition to net income, other income consisting of unrealized gains and losses on the Company's investment in real estate investment trust (REIT) shares, which are recorded directly into a separate section of stockholders' equity on the balance sheet.

                                                                                            (In thousands)
                                                                                            ---------------

         Other comprehensive income:
             Unrealized holding gains during the period                                     $        555
             Less reclassification adjustment for gains included in net income                    (2,480)
                                                                                            ---------------
         Net unrealized change in investment securities                                     $     (1,925)
                                                                                            ===============

(4)      EARNINGS PER SHARE

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

     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and limited partnership (LP) distributions and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, LP units, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                       Three Months Ended       Nine Months Ended
                                                                          September 30,           September 30,
                                                                     -----------------------------------------------
                                                                         2001         2000       2001        2000
                                                                     -----------------------------------------------
                                                                                     (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders              $     6,073      4,526      19,048     13,502
  Denominator-weighted average shares outstanding                         15,702     15,643      15,689     15,612
Diluted EPS Computation
  Numerator-net income available to common stockholders
    plus limited partnership distributions ($18 for the nine
    months ended September 30, 2000)                                 $     6,073      4,526      19,048     13,520
  Denominator:
    Weighted average shares outstanding                                   15,702     15,643      15,689     15,612
    Common stock options                                                     159        176         162        152
    Nonvested restricted stock                                               184          -         182          -
    Limited partnership units                                                  -          9           -         20
                                                                     -----------------------------------------------
       Total Shares                                                       16,045     15,828      16,033     15,784
                                                                     ===============================================

     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the periods presented due to its antidilutive effect.

 (5)     BUSINESS SEGMENTS

     The Company's reportable segments consist of industrial properties and an "other" category that includes an office building. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is an appropriate measure to evaluate the Company's performance and also uses FFO as a comparative measure to other equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.The table below presents on a comparative basis for the three months and nine months ended September 30, 2001 and 2000 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ------------------------------ ------------------------------
                                                             2001            2000           2001           2000
                                                        ---------------- ------------- --------------- --------------
                                                                               (In thousands)
PROPERTY REVENUES:
    Industrial                                           $     25,204        23,149          73,787         66,318
    Other                                                         379           976           1,103          2,842
                                                        ---------------- ------------- --------------- --------------
                                                               25,583        24,125          74,890         69,160
                                                        ---------------- ------------- --------------- --------------
PROPERTY EXPENSES:
    Industrial                                                 (6,328)       (5,409)        (18,218)       (15,278)
    Other                                                        (116)         (321)           (325)          (973)
                                                        ---------------- ------------- --------------- --------------
                                                               (6,444)       (5,730)        (18,543)       (16,251)
                                                        ---------------- ------------- --------------- --------------
PROPERTY NET OPERATING INCOME:
    Industrial                                                 18,876        17,740          55,569         51,040
    Other                                                         263           655             778          1,869
                                                        ---------------- ------------- --------------- --------------
TOTAL PROPERTY NET OPERATING INCOME                            19,139        18,395          56,347         52,909
                                                        ---------------- ------------- --------------- --------------

Gain on securities                                              1,774             -           2,480            555
Gain on nondepreciable real estate investments                      -             -               -            620
Other income                                                      338           476           1,456          1,633
Interest expense                                               (4,458)       (4,830)        (13,590)       (13,549)
General and administrative expense                             (1,207)       (1,228)         (3,489)        (3,716)
Minority interest in earnings                                    (127)         (120)           (381)          (418)
Dividends on Series A preferred shares                           (970)         (970)         (2,910)        (2,910)
Limited partnership unit distributions                              -             -               -             18
                                                        ---------------- ------------- --------------- --------------
FUNDS FROM OPERATIONS                                          14,489        11,723          39,913         35,142

Depreciation and amortization                                  (6,890)       (5,799)        (19,810)       (17,239)
Share of joint venture depreciation and amortization               41            40             121            118
Gain (loss) on depreciable real estate investments                (35)           94           3,420             95
Limited partnership unit distributions                              -             -               -            (18)
Dividends on Series B convertible preferred shares             (1,532)       (1,532)         (4,596)        (4,596)
                                                        ---------------- ------------- --------------- --------------
NET INCOME AVAILABLE TO
   COMMON STOCKHOLDERS                                          6,073         4,526          19,048         13,502
Dividends on preferred shares                                   2,502         2,502           7,506          7,506
                                                        ---------------- ------------- --------------- --------------

NET INCOME                                               $      8,575         7,028          26,554         21,008
                                                        ================ ============= =============== ==============

(6)      NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations since June 30, 2001. At September 30, 2001, the Company had unamortized goodwill of $1,006,000 resulting from the acquisition of Ensign Properties in 1998. The Company periodically reviews the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at September 30, 2001. The Company's current annual amortization of goodwill is $61,000. Upon adoption of SFAS No. 142 in January 2002, amortization of goodwill will cease.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's adoption of this statement in January 2002 is expected to have little or no effect on the Company's overall financial statements. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

(Comments are for the balance sheet dated September 30, 2001 compared to December 31, 2000.)

     Assets of EastGroup were $677,428,000 at September 30, 2001, an increase of $11,223,000 from December 31, 2000. Liabilities (excluding minority interests) increased $14,272,000 to $303,388,000 and stockholders' equity decreased $3,078,000 to $372,314,000 during the same period. Book value per common share decreased from $16.55 at December 31, 2000 to $16.29 at September 30, 2001. The following paragraphs explain these changes in greater detail.

     Industrial properties increased $54,966,000 during the nine months ended September 30, 2001. This increase was primarily due to the acquisition of three industrial properties and the remaining 20% minority interest in Wiegman Associates for a total of $13,804,000, as detailed below; the transfer of seven properties from development with total costs of $26,007,000; the transfer of two properties from the category "held for sale" with total costs of $13,519,000 and capital improvements of $6,139,000 made on existing and acquired properties. These increases were offset by the transfer of three properties to the category "held for sale" with costs of $4,220,000.

 Industrial Properties Acquired                                                      Date              Cost
             in 2001                       Location                Size            Acquired       (In thousands)
---------------------------------- ------------------------- ----------------- ----------------- -------------------
World Houston 10                   Houston, Texas             107,000 sq. ft.          01-04-01      $        5,712
North Stemmons                     Dallas, Texas              123,000 sq. ft.          03-15-01               3,883
Wiegman Associates (20% Interest)  Hayward, California        262,000 sq. ft.          05-30-01                 553
Southpark                          Chandler, Arizona           70,000 sq. ft.          09-27-01               3,656
                                                                                                 -------------------
      Total Industrial Acquisitions                                                                  $       13,804
                                                                                                 ===================

     Industrial development decreased $4,287,000 during the nine months ended September 30, 2001. This decrease resulted from development properties transferred to industrial properties with costs of $26,007,000, offset by year-to-date development costs of $21,720,000 on existing and completed development properties, as detailed below.

Industrial Development
                                                                          Costs Incurred
                                                            ---------------------------------------
                                              Size at         For the 9 Months     Cumulative as       Estimated
                                             Completion        Ended 9/30/01         of 9/30/01     Total Costs (1)
---------------------------------------------------------------------------------------------------------------------
                                           (Square feet)                           (In thousands)
Lease-Up:
  Interstate Commons II
    Phoenix, Arizona                             59,000         $        530              2,739             2,900
  Kyrene II
    Tempe, Arizona                               60,000                1,190              2,999             3,710
  Walden Distribution Center I
    Tampa, Florida                               90,000                2,715              3,494             4,240
  Techway Southwest I
    Houston, Texas                              126,000                2,242              4,130             5,040
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                  335,000                6,677             13,362            15,890
                                          ----------------- --------------------- ----------------- -----------------
Under Construction:
  World Houston XIV
    Houston, Texas                               77,000                  809               809              3,575
  Americas 10 Business Center I
    El Paso, Texas                               97,000                1,059             1,059              3,320
  Sunport Center III
    Orlando, Florida                             66,000                1,461             1,461              4,000
  World Houston XIII
    Houston, Texas                               51,000                  519               519              2,795
  World Houston XII
    Houston, Texas                               59,000                  430               430              2,832
  Tower Automotive
    Jackson, Mississippi                        170,000                    -                 -              9,300
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                        520,000                4,278             4,278             25,822
                                          ----------------- --------------------- ----------------- -----------------
Prospective Development
(Principally Land):
  Phoenix, Arizona                              104,000                  939             1,176              6,000
  Tucson, Arizona                                70,000                   22               321              3,500
  Tampa, Florida                                230,000                  366             2,201              9,200
  Orlando, Florida                              248,000                  852             2,577             14,900
  Fort Lauderdale, Florida                      139,000                2,041             2,041              8,100
  El Paso, Texas                                251,000                1,445             1,445              7,580
  Houston, Texas                              1,088,000                 (675)            4,917             46,820
  Jackson, Mississippi                           60,000                  588               588              3,000
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                 2,190,000                5,578            15,266             99,100
                                          ----------------- --------------------- ----------------- -----------------
                                              3,045,000         $     16,533            32,906            140,812
                                          ================= ===================== ================= =================
Completed Development and
Transferred to Industrial
Properties During the Nine
Months Ended September 30, 2001:
  Palm River North I & III
    Tampa, Florida                              116,000         $        765             5,693
  Westlake II
    Tampa, Florida                               70,000                  153             3,495
  Beach Commerce Center
    Jacksonville, Florida                        46,000                  345             2,374
  Sunport Center II
    Orlando, Florida                             60,000                3,106             3,868
  World Houston XI
    Houston, Texas                              129,000                  681             4,402
  Glenmont II
    Houston, Texas                              104,000                  233             3,149
  Sunport Center I
    Orlando, Florida                             56,000                  (96)            3,026
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                 581,000         $      5,187            26,007
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

     Real estate held for sale decreased $24,523,000 primarily due to the transfer of three properties from held for sale to real estate properties with total costs of $20,588,000 and the sale of four properties with total costs of $8,193,000. (Several of the properties classified as held for sale were transferred back to the portfolio as a result of a change in plans by the Company due to market conditions.) These decreases were offset by the transfer of three properties from the portfolio to real estate held for sale with total costs of $4,220,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $15,741,000 due to depreciation expense of $17,853,000, offset by the sale of three properties with total accumulated depreciation of $2,112,000.

     Mortgage loans receivable decreased $4,065,000 during the first nine months of 2001 as a result of repayments of $4,991,000 that included the payoff of the World Houston 10 loan, offset by advances of $926,000.

     Investments in real estate investment trusts (REITs) decreased from $8,068,000 at December 31, 2000 to $6,437,000 at September 30, 2001 as a result of the sale and liquidation of REIT shares with a carrying value of $7,444,000 offset by the purchase of other REIT shares for $5,258,000 and unrealized gains of $555,000.

     Other assets increased $230,000 during the nine months ended September 30, 2001 compared to December 31, 2000 primarily as a result of net increases in receivables, unamortized leasing commissions and loan costs, and other prepaid assets. These increases were primarily offset by a net decrease in cash escrows for Section 1031 tax deferred exchange transactions.

     Mortgage notes payable increased $37,572,000 during the nine months ended September 30, 2001 primarily as a result of the Company's new $45,000,000 nonrecourse mortgage loan obtained in April. This note has an interest rate of 7.25%, a 25-year amortization and a 10-year maturity and is secured by eight properties in Dallas, Houston and El Paso. The proceeds of this note were used to pay down existing bank debt. This increase was offset by the payoff of the Northwest Point mortgage loan of $3,829,000 in March, regularly scheduled principal payments of $3,221,000 and the assumption of bonds payable of $378,000 by the buyer of Nobel Business Center.

     Notes payable to banks decreased $26,677,000. Bank debt was paid down with funds from the Company's new $45 million nonrecourse mortgage loan as discussed above. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Other  liabilities  increased  $2,943,000  during  the  nine  months  ended
September 30, 2001 compared to December 31, 2000. As part of the final accounting of an external escrow account established for the redemption of shares in the Company's 1998 acquisition of Meridian Point Realty Trust VIII, the Company received the residual cash escrow of $2,701,000 from the external agent and recorded a liability for the remaining unexchanged shares.

     Accumulated other comprehensive income decreased $1,925,000 as a result of unrealized holding gains of $555,000 recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," offset by realized gains of $2,480,000 on REIT shares.

     Undistributed earnings decreased from $28,185,000 at December 31, 2000 to $25,742,000 at September 30, 2001 as a result of dividends on common and preferred stock of $28,997,000 exceeding net income for financial reporting purposes of $26,554,000.

RESULTS OF OPERATIONS

(Comments are for the three months and nine months ended September 30, 2001 compared to the three months and nine months ended September 30, 2000.)

     Net income available to common stockholders for the three months and nine months ended September 30, 2001 was $6,073,000 ($.39 per basic share and $.38 per diluted share) and $19,048,000 ($1.21 per basic share and $1.19 per diluted share), compared to net income available to common stockholders for the three months and nine months ended September 30, 2000 of $4,526,000 ($.29 per basic and diluted share) and $13,502,000 ($.86 per basic and diluted share). Income before gain (loss) on real estate investments was $8,610,000 and $23,134,000 for the three months and nine months ended September 30, 2001, compared to $6,934,000 and $20,293,000 for the three months and nine months ended September 30, 2000. Gain (loss) on real estate investments was ($35,000) and $3,420,000 for the three months and nine months ended September 30, 2001, compared to $94,000 and $715,000 for the three months and nine months ended September 30, 2000. The paragraphs that follow describe the results of operations in greater detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $744,000 or 4.0% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. For the nine months ended September 30, 2001, PNOI increased by $3,438,000 or 6.5% compared to the nine months ended September 30, 2000. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income

                                            Three Months Ended          Nine Months Ended            Percent
                                               September 30,              September 30,               Leased
                                         ------------- ------------ ----------- -------------- ---------- ----------
                                             2001         2000         2001         2000        9-30-01    9-30-00
                                         ------------- ------------ ----------- -------------- ---------- ----------
                                                            (In thousands)
         Industrial                          $ 18,876       17,740      55,569         51,040     93.2%      97.6%
         Other                                    263          655         778          1,869
                                         ------------- ------------ ----------- --------------
            Total PNOI                       $ 19,139       18,395      56,347         52,909
                                         ============= ============ =========== ==============

     PNOI from industrial properties increased $1,136,000 (6.4%) and $4,529,000 (8.9%) for the three months and nine months ended September 30, 2001, compared to September 30, 2000, primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 2001 and 2000. PNOI from industrial properties held throughout the three months and nine months ended September 30, 2001 increased 2.0% and decreased 1.1% compared to the same periods in 2000. While both the three months and nine months ended September 30, 2001 included greater than normal vacancies, the three-month period ended
September 30, 2001 included increased lease termination fees of $635,000 compared to the same period in 2000.

     PNOI from other properties decreased $392,000 and $1,091,000 for the three months and nine months ended September 30, 2001 compared to September 30, 2000. These decreases were primarily the result of the sale of the La Vista Crossing Apartments in December 2000.

     Other interest income increased $430,000 for the nine months ended September 30, 2001 compared to September 30, 2000. This increase was primarily the result of interest received from the final accounting of an escrow account established for the redemption of shares in the Company's 1998 acquisition of Meridian Point Realty Trust VIII.

     Gain on the sale and liquidation of REIT securities was $1,774,000 for the three months and $2,480,000 for the nine months ended September 30, 2001 compared to zero for the three months and $555,000 for the nine months ended September 30, 2000.

     Bank interest expense (excluding amortization of loan costs) decreased $1,361,000 from $2,301,000 for the three months ended September 30, 2000 to $940,000 for the same three months in 2001. Bank interest expense (excluding amortization of loan costs) decreased $2,213,000 from $6,246,000 for the nine months ended September 30, 2000 to $4,033,000 for the nine months ended September 30, 2001. Amortization of loan costs was $66,000 and $198,000 for both the three months and nine months ended September 30, 2001 and 2000. Average bank borrowings were $72,297,000 and $85,296,000 for the three months and nine months ended September 30, 2001 compared to $117,958,000 and $107,590,000 for the same periods of 2000. Average bank interest rates were 5.20% and 6.30% for the three months and nine months ended September 30, 2001 compared to 7.80% and 7.74% for the same periods of 2000. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months and nine months ended September 30, 2001 were $524,000 and $1,808,000 compared to $465,000 and $1,497,000 for the three months and nine months ended September 30, 2000.

     Interest expense on real estate properties (excluding amortization of loan costs) increased $1,034,000 from $2,891,000 for the three months ended September 30, 2000 to $3,925,000 for the three months ended September 30, 2001. Interest expense (excluding amortization of loan costs) increased $2,527,000 from $8,504,000 for the nine months ended September 30, 2000 to $11,031,000 for the nine months ended September 30, 2001. Amortization of loan costs was $51,000 and $136,000 for the three months and nine months ended September 30, 2001 and $37,000 and $98,000 for the three months and nine months ended September 30, 2000. These increases were primarily the result of the issuance of two mortgage loans in 2000 and one mortgage loan in 2001, offset by the payoff of several smaller loans in 2000 and 2001.

     Depreciation and amortization increased $1,091,000 and $2,571,000 for the three months and nine months ended September 30, 2001 compared to 2000. This increase was primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2000 and 2001 and to write-off of leasing commissions for lease buyouts. These increases were offset by the sales of several properties in 2000 and 2001 and the transfer of several properties to real estate held for sale (depreciation not taken on those properties in the category "real estate held for sale").

     A summary of gains (losses) on real estate investments for the nine months ended September 30, 2001 and 2000 is detailed below.

Gains (Losses) on Real Estate Investments
                                                                                Net            Recognized
                                                                Basis       Sales Price        Gain (Loss)
                                                             --------------------------------------------------
                                                                              (In thousands)
2001
Real estate properties:
  Nobel Business Center                                       $   2,113           5,250              3,137
  West Palm II                                                    1,274           1,350                 76
  109th Street Distribution Center                                  990           1,232                242
  West Palm I                                                     1,463           1,428                (35)
                                                             --------------------------------------------------
                                                              $   5,840           9,260              3,420
                                                             ==================================================
2000
Real estate properties:
  LeTourneau Center of Commerce                               $   1,592           1,593                  1
  8150 Leesburg Pike Office Building - deferred gain                (94)              -                 94
Estelle land                                                        429           1,049                620
                                                             --------------------------------------------------
                                                              $   1,927           2,642                715
                                                             ==================================================

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-line rent for the three months and nine months ended September 30, 2001 was $389,000 and $1,355,000 compared to $439,000 and $1,205,000 for the same periods in 2000. Capital expenditures for the nine months ended September 30, 2001 (by category) and for the nine months ended September 30, 2000 are as follows:

Capital Expenditures

                                                               2001
                                           ---------------------------------------------
                                                                                           2000
                                               Industrial       Other         Total        Total
                                           ---------------- ------------ --------------- ---------
                                                                (In thousands)
Upgrade on Acquisitions                      $      257             -            257         3,614
Tenant improvements:
   New Tenants                                    2,490             -          2,490         2,183
   New Tenants (first generation)                   372             -            372         1,135
   Renewal Tenants                                  483             -            483           646
Other                                             1,466            32          1,498         1,451
                                           ---------------- ------------ ---------------- ---------
   Total capital expenditures                $    5,068            32          5,100         9,029
                                           ================ ============ ================ =========

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the lives of the leases and are included in depreciation and amortization expense. A summary of these costs for the nine months ended September 30, 2001 (by category) and for the nine months ended September 30, 2000 is as follows:

Capitalized Leasing Costs
                                                                         2001
                                              ------------------------------------------------------------
                                                                            Industrial                        2000
                                               Industrial      Other        Development        Total         Total
                                              ------------- ------------- ---------------- --------------- -----------
                                                                          (In thousands)
Capitalized leasing costs:
  New Tenants                                  $      834             -                -             834         614
  New Tenants (first generation)                      (39)            -            1,306           1,267       1,570
  Renewal Tenants                                     725            38                -             763         742
                                              ------------- ------------- ---------------- --------------- -----------
     Total capitalized leasing costs           $    1,520            38            1,306           2,864       2,926
                                              ============= ============= ================ =============== ===========
Amortization of leasing costs                                                                  $   1,905       1,463
                                                                                           =============== ===========

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $42,525,000 for the nine months ended September 30, 2001. Other sources of cash were primarily from bank borrowings, proceeds from mortgage notes payable, sales of real estate investments, sales and liquidation of real estate investment trust shares and collections on mortgage loans receivable. The Company distributed $21,193,000 in common and $7,506,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, purchases of real estate investments, mortgage note payments, purchase of REIT shares, capital improvements at the various properties and advances on mortgage loans receivable. Total debt at September 30, 2001 and 2000 was as follows:

                                                                   As of September 30,
                                                            ----------------------------------
                                                                 2001              2000
                                                            ---------------- -----------------
                                                                      (In thousands)
         Mortgage notes payable - fixed rate                  $   206,281           148,915
         Bank notes payable - floating rate                        75,323           126,499
                                                            ---------------- -----------------
            Total debt                                        $   281,604           275,414
                                                            ================ =================

     The Company has a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2002. The interest rate is based on the Eurodollar rate plus 1.25% and was 4.75% on $67,000,000 at September 30, 2001. An unused facility fee of .25% is also assessed on this note.

     The Company has a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matures in January 2002. The interest rate is based on Chase Bank of Texas, National Association's prime rate less .75% and was 5.25% on $1,023,000 at September 30, 2001.

     The Company has a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate and maturity date for each loan proceeds are negotiated at the time of any advances. At September 30, 2001, the rate for this loan was 4.25% on a balance of $7,300,000, payable on demand.

     The foregoing three credit facilities mature in January 2002. The Company is negotiating new credit facilities with similar rates and terms and expects to complete the negotiations in January 2002.

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during the nine months ended September 30, 2001. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

     In June 2000, Pacific Gulf Properties announced that it entered into an agreement to sell all of its industrial properties and to market its multi-family assets with the disposition of its senior housing assets to be determined at a future date. EastGroup owns 487,100 shares of PAG with an estimated fair value of $1,071,000 at September 30, 2001. In December 2000, upon receipt of the initial liquidating distribution of $22.00 per PAG share, the Company reduced its basis in PAG shares to zero and recorded a gain of $807,000. The Company received additional liquidating distributions of $1.15 per PAG share in the second quarter of 2001 and $3.125 per PAG share in the third quarter. Additional gains of $560,000 were recorded in the second quarter and $1,522,000 in the third quarter. PAG announced that its shareholders may receive up to an additional $2.20 per share as part of its final liquidation.

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

                                     Oct-Dec                                                                     Fair
                                       2001       2002      2003    2004      2005    Thereafter     Total       Value
                                    ----------- ---------- ------- -------- --------- ------------ ---------- -----------
Fixed rate debt (in thousands)      $   1,248     13,126    8,975    9,775    23,596      149,561    206,281     217,413
Weighted average interest rate          7.74%      7.57%    8.23%    8.12%     8.06%        7.48%      7.61%
Variable rate debt (in thousands)   $   7,300     68,023        -        -         -            -     75,323      75,323
Weighted average interest rate          4.25%      4.76%        -        -         -            -      4.71%

     As the table above incorporates only those exposures that exist as of September 30, 2001, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 47 basis points, interest expense and cash flows would increase or decrease by approximately $354,000 annually.


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

DATED: November 14, 2001

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