Form 10-K
period 2001-12-31
EASTGROUP PROPERTIES INC
filed 2002-03-14
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NUMBER 1-7094

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

                                YES (x) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 2002 was $397,290,630.

          The number of shares of common stock, $.0001 par value, outstanding as of March 6, 2002 was 15,955,447.

                       DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

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

Administration

     The Company is self-administered (i.e., it provides its own investment and administrative services internally through its employees) and maintains its principal executive offices in Jackson, Mississippi. As of March 6, 2002, EastGroup had 49 full-time and two part-time employees.

Current Operations

     EastGroup is an equity real estate investment trust focused on the acquisition, operation and development of industrial properties in major sunbelt markets throughout the United States. Its strategy for growth is based on its property portfolio orientation toward premier distribution facilities clustered near major transportation centers. EastGroup's portfolio currently includes 18 million square feet with an additional 913,000 square feet of properties under development.

     During 2001, EastGroup expanded its portfolio by the transfer of eight properties (640,000 square feet) from development to the portfolio with costs of $28,775,000, through acquisition of three properties (300,000 square feet) and 11 parcels of land (48 acres) with total costs of $20,010,000 and through capital improvements of $8,271,000 on existing and transferred development properties. In addition to direct property acquisitions and developments, EastGroup seeks to grow its portfolio through the acquisition of other public and private real estate companies and REITs. In 2001, the Company invested $5,258,000 in the stock of REITs.

     The recycling of capital has been an important element of EastGroup's growth strategy. Through recycling, EastGroup seeks to continually improve the physical quality and location of its properties and increase the clustering of assets in core submarkets. During 2001, the Company sold five industrial properties for net proceeds of $11,316,000 with total gains for financial reporting purposes of $4,311,000. In addition, the Company realized gains of $2,967,000 on its investments in Pacific Gulf Properties (PAG) and other REITs as the result of the sale and liquidation of these REIT shares. The Company may receive further distributions from PAG in 2002 as PAG continues liquidation of its assets intended for sale. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     EastGroup's portfolio square footage leased for 2001 decreased from 96.4% to 91.6%. In 2001, leases for 23.4% of the portfolio's square footage expired and EastGroup renewed or re-leased 61% of that space. In 2002, the expiring leases are 15% of the portfolio.

     The  Company  intends  to  continue  to  qualify  as a REIT under the Code.
Ordinary taxable income will continue to be paid to the stockholders. The Company has the option of (i) paying out capital gains to the stockholders with no tax to the Company, or (ii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The book value of the property sold and the retained portion of capital gains, if any, are generally reinvested by the Company.

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

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of EastGroup's properties have been subjected to environmental audits by independent environmental consultants. These reports have not revealed any potential significant environmental liability. Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup's business, assets, financial position or results of operations.

ITEM 2.  PROPERTIES.

     The Company conducts its primary operations from approximately 12,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. In March 1998, EastGroup acquired Ensign Properties, Inc., an independent industrial developer in Orlando. This acquisition allowed EastGroup to become self-managed (i.e., providing management and maintenance services through its employees) in all of its Florida markets. It also significantly increased the Company's development capability in Florida. In September 1998, EastGroup opened a western regional office based in Phoenix, Arizona. This office manages the Company's operations in Arizona and California that total 5.5 million square feet of industrial space. In November 2001, EastGroup opened a southwestern office in Houston, Texas. This office manages the Company's operations in Houston that total 2.2 million square feet of industrial space.

     At December 31, 2001, the Company did not own any single property that is 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

                              Calendar 2001                                     Calendar 2000
         --------------------------------------------------------- -----------------------------------------
             Quarter          High        Low      Distributions        High        Low      Distributions
         ---------------- ------------ ---------- ---------------- -------------- --------- ----------------
         First                 $23.56      21.69             $.45         $21.56     17.50             $.38
         Second                 23.55      20.80              .45          22.19     19.88              .38
         Third                  23.65      20.00              .45          24.00     20.56              .41
         Fourth                 24.25      20.50              .45          23.38     18.94              .41
                                                  ----------------                          ----------------
                                                            $1.80                                     $1.58
                                                  ================                          ================

     As of March 6, 2002, there were approximately 1,300 holders of record of the Company's 15,955,447 outstanding shares of common stock. Of the $1.80 per common share total distributions paid in 2001, $1.7044 per share was taxable as ordinary income for federal income tax purposes and $.0956 per share represented a long-term 20% capital gain. All of the $1.58 per share distributions paid in 2000 was taxable as ordinary income for federal income tax purposes.

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

                              Calendar 2001                                     Calendar 2000
         --------------------------------------------------------- -----------------------------------------
             Quarter         High         Low      Distributions       High         Low      Distributions
         ---------------- ------------ ---------- ---------------- -------------- --------- ----------------
         First                 $24.49      21.75           $.5625         $21.00     18.38           $.5625
         Second                 24.80      23.75            .5625          21.25     19.63            .5625
         Third                  25.35      24.25            .5625          23.25     20.44            .5625
         Fourth                 25.15      24.51            .5625          23.19     20.88            .5625
                                                  ----------------                          ----------------
                                                          $2.2500                                   $2.2500
                                                  ================                          ================

     As of March 6, 2002, there were 74 holders of record of the Company's 1,725,000 outstanding shares of Series A preferred stock. Of the $2.25 per Series A preferred share total distributions paid in 2001, $2.1308 per share was taxable as ordinary income for federal income tax purposes and $.1192 per share represented a long-term 20% capital gain. All of the $2.25 per share distributions paid in 2000 was taxable as ordinary income for federal income tax purposes.

         SHARES OF SERIES B PREFERRED STOCK MARKET PRICES AND DIVIDENDS

EastGroup has issued 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock to Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group. The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share (3,182,000 common shares), is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible. Of the $2.188 per Series B preferred share total distributions paid in 2001, $2.0721 per share was taxable as ordinary income for federal income tax purposes and $.1159 per share represented a long-term 20% capital gain. All of the $2.188 per share distributions paid in 2000 was taxable as ordinary income for federal income tax purposes.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                         Years Ended December 31,
                                             -------------------------------------------------------------------------------
                                                   2001           2000            1999            1998           1997
                                             --------------- --------------- --------------- --------------- ---------------
                                                                    (In thousands, except per share data)
OPERATING DATA:
Revenues
  Income from real estate operations         $    100,560          93,906          83,320          74,312          49,791
  Interest                                          1,041             975           1,367           1,868           2,571
  Gain on securities                                2,967           2,154              30               -               -
  Other                                               727           1,068           1,519             548           1,260
                                             --------------- --------------- --------------- --------------- ---------------
                                                  105,295          98,103          86,236          76,728          53,622
                                             --------------- --------------- --------------- --------------- ---------------
Expenses
  Operating expenses from real estate
     operations                                    25,637          22,359          19,941          19,328          14,825
  Interest                                         17,823          18,570          17,688          16,948          10,551
  Depreciation and amortization                    27,041          23,449          20,239          16,625          10,409
  General and administrative                        4,573           5,607           4,519           3,771           2,923
  Minority interests in joint ventures                350             377             433             433             512
                                             ---------------- -------------- --------------- --------------- ---------------
                                                   75,424          70,362          62,820          57,105          39,220
                                             ---------------- -------------- --------------- --------------- ---------------
Income before gain on real estate
   investments                                     29,871          27,741          23,416          19,623          14,402
  Gain on real estate investments                   4,311           8,771          15,357           9,713           6,377
                                             ---------------- -------------- --------------- --------------- ---------------
Income before cumulative effect of
   change in accounting principle                  34,182          36,512          38,773          29,336          20,779
  Cumulative effect of change in
     accounting principle                               -               -             418               -               -
                                             ---------------- --------------- --------------- --------------- ---------------
Net income                                         34,182          36,512          38,355          29,336          20,779
  Preferred dividends-Series A                      3,880           3,880           3,880           2,070               -
  Preferred dividends-Series B                      6,128           6,128           2,246               -               -
                                             ---------------- --------------- --------------- --------------- ---------------
Net income available to common
   stockholders                              $     24,174          26,504          32,229          27,266          20,779
                                             ================ =============== =============== =============== ===============
BASIC PER SHARE DATA:
  Net income available to common
     stockholders                            $       1.54            1.70            2.01            1.67            1.58
  Weighted average shares outstanding              15,697          15,623          16,046          16,283          13,176
DILUTED PER SHARE DATA:
  Net income available to common
     stockholders                            $       1.51            1.68            1.99            1.66            1.56
  Weighted average shares outstanding              16,046          15,798          17,362          16,432          13,338
OTHER PER SHARE DATA:
  Book value (at end of year)                $      16.19           16.55           16.47           16.12           15.88
  Common distributions declared                      1.80            1.58            1.48            1.40            1.34
  Common distributions paid                          1.80            1.58            1.48            1.40            1.34
OTHER DATA:
Funds from operations:
  Net income                                 $     34,182          36,512          38,355          29,336          20,779
  Preferred dividends-Series A                     (3,880)         (3,880)         (3,880)         (2,070)              -
  Convertible preferred dividends-
     Series B                                      (6,128)         (6,128)         (2,246)              -               -
                                             --------------- --------------- --------------- --------------- ---------------
  Net income available to common
     stockholders                                  24,174          26,504          32,229          27,266          20,779
    Add:
    Depreciation and amortization                  27,041          23,449          20,239          16,625          10,409
    Cumulative effect of change in
     accounting principle (1)                           -               -             418               -               -
    Convertible preferred dividends-
     Series B                                       6,128           6,128           2,246               -               -
    Limited partnership units                           -              18              48               -               -
    Deduct:
    Gain on depreciable real estate
     investments, net                              (4,311)         (8,151)        (15,357)         (9,713)         (6,377)
    Other                                            (161)           (158)           (241)           (324)           (284)
                                              ---------------- --------------- --------------- --------------- ---------------
Funds from operations (2)                     $    52,871          47,790          39,582          33,854          24,527
                                              ================ =============== =============== =============== ===============
Cash flows provided by (used in):
  Operating activities                        $    50,748          53,016          44,236          36,205          23,817
  Investing activities                            (35,171)        (43,147)        (68,319)       (130,757)        (80,131)
  Financing activities                            (16,671)         (9,665)         23,956          96,038          57,174
BALANCE SHEET DATA (AT END OF YEAR):
  Real estate investments, at cost (3)        $   741,755         703,846         649,754         582,565         419,857
  Real estate investments, net of
    accumulated depreciation and
    allowance for losses (3)                      649,554         633,726         598,175         539,729         387,545
  Total assets                                    683,782         666,205         632,151         567,548         413,127
  Mortgage, bond and bank loans payable           291,072         270,709         243,665         236,816         147,150
  Total liabilities                               313,072         290,813         262,839         251,524         155,812
  Total stockholders' equity                      370,710         375,392         369,312         316,024         257,315

(1) Represents previously capitalized start-up and organizational costs that were expensed on January 1, 1999 in accordance with the requirements of Statement of Position 98-5.

(2) EastGroup defines funds from operations (FFO), consistent with the National Association of Real Estate Investment Trusts (NAREIT) definition, as net income
(loss)(computed  in accordance  with generally  accepted  accounting  principles
(GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include gains from sales of nondepreciable real estate (land). There were no gains on land in 2001. Gains on land for 2000 have been included in FFO and gains on land for the previous years have not been included in FFO. Gains on land were $348,000 for 1999, $44,000 for 1998 and $98,000 for 1997. The Company believes that FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including the ability to make distributions.

(3) Does not include the $500,000 land purchase-leaseback sold in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's management considers the following accounting policies to be critical to the reported operations of the Company.

Real Estate Properties

During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction, property taxes and indirect costs associated with development) are aggregated into the total capitalization of the property. Indirect costs allocated to development projects are based on management's estimates and assumptions.

     The Company reviews its real estate investments to be held and used for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years.

Valuation of Receivables

The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit review and analysis on prospective tenants before significant leases are executed. The Company evaluates outstanding receivables and estimates the allowance for uncollectible accounts. Management specifically analyzes historical bad debts, aged receivables, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Tax Status

EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) paying out capital gains to the stockholders with no tax to the Company or (ii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2001, 2000 and 1999 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION

Assets of EastGroup were $683,782,000 at December 31, 2001, an increase of $17,577,000 from December 31, 2000. Liabilities (excluding minority interests) increased $22,217,000 to $311,333,000 and stockholders' equity decreased $4,682,000 to $370,710,000 during the same period. Book value per common share decreased from $16.55 at December 31, 2000 to $16.19 at December 31, 2001. The following paragraphs explain these changes in greater detail.

     Industrial properties increased $58,900,000 during the year ended December 31, 2001 as compared to 2000. This increase was primarily due to the acquisition of three properties and the remaining 20% minority interest in Wiegman Associates for a total of $13,804,000, as detailed below; the transfer of eight properties from development with total costs of $28,775,000; the transfer of two properties from the category "held for sale" with total costs of $13,519,000 and capital improvements of $8,233,000. These increases were offset by the transfer of four properties and one parcel of land to the category "held for sale" with costs of $5,431,000.


Industrial Properties
 Industrial Properties Acquired                                                                          Cost
             in 2001                       Location                Size          Date Acquired      (In thousands)
---------------------------------- ------------------------- ----------------- ----------------- -------------------
World Houston 10                   Houston, Texas             107,000 sq. ft.        01-04-01              $5,712
North Stemmons                     Dallas, Texas              123,000 sq. ft.        03-15-01               3,883
Wiegman Associates (20% Interest)  Hayward, California        262,000 sq. ft.        05-30-01                 553
Southpark                          Chandler, Arizona           70,000 sq. ft.        09-27-01               3,656
                                                                                                 -------------------
      Total Industrial Acquisitions                                                                       $13,804
                                                                                                 ===================

     Development increased $311,000 during the year ended December 31, 2001 compared to 2000. This increase resulted from year-to-date development costs of $29,086,000 on existing and completed development properties, offset by development properties transferred to industrial properties with costs of $28,775,000, as detailed below.

     Total cash outflows for development for 2001 were $32,340,000. In addition to the costs incurred for the 12 months ended December 31, 2001 as detailed in the table below, development costs included $1,649,000 for improvements on properties transferred to the portfolio in the 12-month period following transfer and first generation tenant leasing commission costs of $1,605,000. These costs are reported in Industrial and Other Assets on the balance sheet, respectively.


Development

                                                                       Costs Incurred
                                                            ---------------------------------------
                                              Size at        For the 12 Months     Cumulative as       Estimated
                                             Completion        Ended 12/31/01       of 12/31/01     Total Costs (1)
--------------------------------------------------------------------------------------------------------------------
                                            (Square feet)                          (In thousands)
Lease-Up:
  Kyrene II
    Tempe, Arizona                                60,000             $1,240              3,049             3,710
  Walden Distribution Center I
    Tampa, Florida                                90,000              2,761              3,540             4,240
  Techway Southwest I
    Houston, Texas                               126,000              2,322              4,210             5,040
  Sunport Center III
    Orlando, Florida                              66,000              3,225              3,225             4,000
                                          --------------------------------------------------------------------------
Total Lease-up                                   342,000              9,548             14,024            16,990
                                          --------------------------------------------------------------------------


Under Construction:
  World Houston XIV
    Houston, Texas                                77,000              2,333              2,333             3,575
  Americas 10 Business Center I
    El Paso, Texas                                97,000              2,287              2,287             3,320
  World Houston XIII
    Houston, Texas                                51,000              1,299              1,299             2,795
  World Houston XII
    Houston, Texas                                59,000                532                532             2,932
  Metro Airport Commerce Center I
    Jackson, Mississippi                          32,000                326                326             1,700
  Tower Automotive
    Jackson, Mississippi                         170,000                384                384             9,300
                                          --------------------------------------------------------------------------
Total Under Construction                         486,000              7,161              7,161            23,622
                                          --------------------------------------------------------------------------

Prospective Development
(Principally Land):
  Phoenix, Arizona                               103,000              1,017              1,254             6,000
  Tucson, Arizona                                 70,000                 27                326             3,500
  Tampa, Florida                                 230,000                436              2,271             9,200
  Orlando, Florida                               249,000              1,099              2,824            14,900
  Fort Lauderdale, Florida                       140,000              2,374              2,374             9,325
  El Paso, Texas                                 251,000              1,923              1,923             7,580
  Houston, Texas                               1,057,000               (548)             5,044            50,153
  Jackson, Mississippi                            29,000                303                303             1,500
                                          --------------------------------------------------------------------------
Total Prospective Development                  2,129,000              6,631             16,319           102,158
                                          --------------------------------------------------------------------------
                                               2,957,000            $23,340             37,504           142,770
                                          ==========================================================================

Completed Development and
Transferred to Industrial
Properties During the Twelve
Months Ended December 31, 2001:
  Interstate Commons II
    Phoenix, Arizona                              59,000              $ 559             2,768
  Palm River North I & III
    Tampa, Florida                               116,000                765             5,693
  Westlake II
    Tampa, Florida                                70,000                153             3,495
  Beach Commerce Center
    Jacksonville, Florida                         46,000                345             2,374
  Sunport Center II
    Orlando, Florida                              60,000              3,106             3,868
  World Houston XI
    Houston, Texas                               129,000                681             4,402
  Glenmont II
    Houston, Texas                               104,000                233             3,149
  Sunport Center I
    Orlando, Florida                              56,000                (96)            3,026
                                          ---------------------------------------------------------
Total Transferred to Industrial                  640,000            $ 5,746            28,775
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

     Real estate held for sale decreased $24,695,000 primarily due to the transfer of three properties from held for sale to real estate properties with total costs of $20,588,000 and the sale of five properties with total costs of $9,576,000. (Several of the properties classified as held for sale were transferred back to the portfolio as a result of a change in plans by the Company due to market conditions.) These decreases were offset by the transfer of four properties and one parcel of land from the portfolio to real estate held for sale with total costs of $5,431,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $22,081,000 primarily due to depreciation expense of $24,439,000 on real estate properties, offset by the sale of five properties with total accumulated depreciation of $2,352,000.

     Mortgage loans receivable decreased $3,676,000 during 2001 as a result of repayments of $4,740,000 that included the payoff of the World Houston 10 loan, offset by advances of $1,064,000.

     Investment in real estate investment trusts (REITs) decreased $1,616,000 during 2001 as a result of the sale and liquidation of REIT shares with a carrying value of $7,444,000 offset by the purchase of other REIT shares for $5,258,000 and unrealized gains of $570,000.

     Other assets increased $4,459,000 during 2001 primarily as a result of net increases in receivables, unamortized leasing commissions and loan costs, and other prepaid assets. These increases were primarily offset by a net decrease in cash escrows for Section 1031 tax deferred exchange transactions.

     Mortgage notes payable increased $36,305,000 primarily as a result of the Company's $45,000,000 nonrecourse mortgage loan obtained in April. This note has an interest rate of 7.25%, a 25-year amortization and a 10-year maturity and is secured by eight properties in Dallas, Houston and El Paso. The proceeds of this note were used to pay down existing bank debt. This increase was offset by the payoff of the Northwest Point mortgage loan of $3,829,000 in March, regularly scheduled principal payments of $4,488,000 and the assumption of bonds payable of $378,000 by the buyer of Nobel Business Center.

     Notes payable to banks decreased $15,942,000. Bank debt was paid down with funds obtained from the Company's $45 million nonrecourse mortgage loan as discussed above. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Other liabilities increased $2,845,000 during 2001. As part of the final accounting of an external escrow account established for the redemption of shares in the Company's 1998 acquisition of Meridian Point Realty Trust VIII, the Company received the residual cash escrow of $2,701,000 from the external agent and recorded a liability for the remaining unexchanged shares.

     Accumulated other comprehensive income decreased $1,911,000 as a result of unrealized holding gains of $1,056,000 recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," offset by realized gains of $2,967,000 on REIT shares.

     Undistributed earnings decreased from $28,185,000 at December 31, 2000 to $23,753,000 at December 31, 2001 as a result of dividends on common and preferred stock of $38,614,000 exceeding net income for financial reporting purposes of $34,182,000.

RESULTS OF OPERATIONS

2001 Compared to 2000

Net income available to common stockholders for 2001 was $24,174,000 ($1.54 per basic share and $1.51 per diluted share) compared to net income available to common stockholders in 2000 of $26,504,000 ($1.70 per basic share and $1.68 per diluted share). Income before gain on real estate investments was $29,871,000 in 2001 compared to $27,741,000 in 2000. Gain on real estate investments was $4,311,000 in 2001 compared to $8,771,000 in 2000. The paragraphs that follow describe the results of operations in greater detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), increased by $3,376,000 or 4.7% for 2001 compared to 2000. PNOI by property type and percentage leased for industrial were as follows:


Property Net Operating Income

                                                      PNOI                         Percent
                                            Years Ended December 31,               Leased
                                         ----------------------------- -------------------------------
                                             2001           2000          12-31-01        12-31-00
                                         -------------- -------------- ---------------- --------------
                                                (In thousands)

         Industrial                            $73,887         69,121       91.6%           96.4%
         Other                                   1,036          2,426
                                         -------------- --------------
            Total PNOI                         $74,923         71,547
                                         ============== ==============

     PNOI from industrial properties increased $4,766,000 (6.9%) for 2001 compared to 2000 primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 2000 and 2001. Industrial properties held throughout 2001 and 2000 showed a decrease in PNOI of 1.6% for 2001. The Company experienced greater vacancies during 2001 primarily due to a slowing of the economy and higher than average lease terminations.

     PNOI from other properties decreased $1,390,000 (57.3%) for 2001 compared to 2000. These decreases were primarily the result of the sale of the La Vista Crossing Apartments in December 2000.

     Mortgage loan interest income decreased $358,000 for 2001 compared to 2000 primarily due to the payoff of the World Houston 10 loan in early January.

     Other interest income increased $424,000 for 2001 compared to 2000. This increase was primarily the result of interest received from the final accounting of an escrow account established for the redemption of shares in the Company's 1998 acquisition of Meridian Point Realty Trust VIII.

     Gain on the sale and liquidation of REIT securities was $2,967,000 for 2001 compared to $2,154,000 for 2000. This increase was due to liquidating distributions from Pacific Gulf Properties (PAG) and gains on sale of other REIT shares in 2001 exceeding liquidating distributions from PAG and Franklin in 2000.

     Bank interest expense (excluding amortization of loan costs of $264,000 for both 2001 and 2000) decreased $3,643,000 from $8,393,000 in 2000 to $4,750,000 in 2001. Average bank borrowings were $82,898,000 in 2001 compared to $107,221,000 in 2000 with average interest rates of 5.72% in 2001 compared to 7.83% in 2000. Bank interest rates at December 31, 2001 were 3.1875% on $74,000,000, 3.00% on $11,500,000 and 4.00% on $558,000. Bank interest rates at
December 31, 2000 were 8.00% on $92,000,000 and 8.75% on  $10,000,000.  Interest
costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for 2001 were $2,329,000 compared to $2,060,000 for 2000. See Note 6 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.

     Mortgage interest expense on real estate properties (excluding amortization of loan costs of $188,000 for 2001 and $169,000 for 2000) increased $3,146,000 from $11,804,000 in 2000 to $14,950,000 in 2001. These increases were primarily the result of the issuance of two mortgage loans in 2000 and one mortgage loan in 2001, offset by the payoff of several smaller loans in 2000 and 2001. See
Note 7 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's mortgage notes payable.

     Depreciation and amortization increased $3,592,000 in 2001 compared to 2000. This increase was primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2000 and 2001 and to the write-off of leasing commissions for lease buyouts. These increases were offset by the sale of several properties in 2000 and 2001 and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale"). Three properties were reclassified from the category "held for sale" back to the portfolio in 2001. Upon reclassification, depreciation was adjusted to reflect the carrying amount of these properties as if they had never been classified as "held for sale".

     The decrease in general and administrative expenses of $1,034,000 for the year ended December 31, 2001 compared to 2000 is due to several items. Incentive restricted stock expense was lower in 2001 by $410,000 due to a one-time charge in 2000. Also, taxes were $574,000 lower primarily due to reversal of accrued taxes for Tennessee franchise taxes. The tax was repealed by the State of Tennessee.

     In 2001, the Company recognized gains of $4,311,000 primarily from the sale of five properties. In 2000, the Company recognized gains of $8,771,000 consisting of the sale of two properties and one parcel of land and the recognition of a deferred gain. See Note 2 in the Notes to the Consolidated Financial Statements for details of these gains.

     NAREIT  has  recommended   supplemental   disclosures   concerning  capital
expenditures and leasing costs. Capital expenditures for the years ended December 31, 2001 and 2000 by category are as follows:


Capital Expenditures
                                                            2001            2000
                                                      ---------------- --------------
                                                               (In thousands)
Upgrade on Acquisitions                                   $      270          2,754
Major Renovation                                                  63             41
Tenant Improvements:
   New Tenants                                                 3,416          3,054
   New Tenants (first generation)*                               371          1,480
   Renewal Tenants                                               581            901
Other                                                          1,921          2,381
                                                      ---------------- --------------
   Total capital expenditures                              $   6,622         10,611
                                                      ================ ==============

*First generation refers to space that has never been occupied.

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 2001 and 2000 is as follows:

Capitalized Leasing Costs
                                                           2001            2000
                                                      ---------------- --------------
                                                                (In thousands)
Capitalized leasing costs:
  First Generation-Development                               $1,605           1,743
  New Tenants                                                 1,127           1,091
  Renewal Tenants                                             1,042             949
  First Generation-Other                                        (14)            145
                                                      ---------------- --------------
     Total capitalized leasing costs                         $3,760           3,928
                                                      ================ ==============

Amortization of leasing costs                                $2,541           2,034
                                                      ================ ==============

2000 Compared to 1999

Net income available to common stockholders for 2000 was $26,504,000 ($1.70 per basic share and $1.68 per diluted share) compared to net income available to common stockholders in 1999 of $32,229,000 ($2.01 per basic share and $1.99 per diluted share). Income before gain on real estate investments was $27,741,000 in 2000 compared to $23,416,000 in 1999. Gain on real estate investments was $8,771,000 in 2000 compared to $15,357,000 in 1999. Income before cumulative effect of change in accounting principle was $36,512,000 in 2000 compared to $38,773,000 in 1999. Cumulative effect of change in accounting principle was zero in 2000 and $418,000 in 1999. The paragraphs that follow describe the results of operations in greater detail.

     PNOI from real estate properties, increased by $8,168,000 or 12.9% for 2000 compared to 1999. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income

                                                   PNOI                           Percent
                                            Years Ended December 31,              Leased
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

     Gain on securities increased $2,124,000 for 2000 compared to 1999.

     Bank interest expense (excluding amortization of loan costs of $264,000 for 2000 and $251,000 for 1999) increased $1,550,000 from $6,843,000 in 1999 to
$8,393,000 in 2000. Average bank borrowings were $107,221,000 in 2000 compared to $104,335,000 in 1999 with average interest rates of 7.83% in 2000 compared to 6.56% in 1999. Bank interest rates at December 31, 2000 were 8.00% on $92,000,000 and 8.75% on $10,000,000. Bank interest rates at December 31, 1999 were  7.50%  on  $77,000,000,  7.44% on  $8,000,000  and  7.75% on  $10,000,000.
Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for 2000 were $2,060,000 compared to $1,834,000 for 1999. See Note 6 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.

     Mortgage interest expense on real estate properties (excluding amortization of loan costs of $169,000 for 2000 and $152,000 for 1999) decreased $472,000 from $12,276,000 in 1999 to $11,804,000 in 2000, primarily as a result of the payoffs of five mortgages in 1999 and two in 2000, offset by increases due to the issuance of one mortgage and assumption of one mortgage in 1999 and to the issuances of two mortgages in 2000. See Note 7 in the Notes to the Consolidated Financial Statements for details of these transactions.

     Depreciation and amortization increased $3,210,000 in 2000 compared to 1999. This increase was primarily due to the industrial properties acquired in both 1999 and 2000 and development properties that achieved stabilized operations in 1999 and 2000, offset by the sale of several properties in 1999 and 2000, and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale").

     The increase in general and administrative expenses of $1,088,000 for the year ended December 31, 2000 compared to 1999 is primarily due to compensation expense of $782,000 in 2000 for the Company's incentive restricted stock program established in 2000. See Note 8 in the Notes to the Consolidated Financial Statements for disclosure as to this plan. Also, the Company increased its franchise tax accrual largely in anticipation of Tennessee franchise tax liabilities. This accrual was reversed in 2001 after the tax was repealed by the State of Tennessee.

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

     NAREIT  has  recommended   supplemental   disclosures   concerning  capital
expenditures and leasing costs. Capital expenditures for the years ended December 31, 2000 and 1999 by category are as follows:

Capital Expenditures
                                                           2000            1999
                                                      ---------------- --------------
                                                                (In thousands)
Upgrade on Acquisitions                                  $    2,754           3,060
Major Renovation                                                 41              49
Tenant Improvements:
   New Tenants                                                3,054           3,076
   New Tenants (first generation)                             1,480             204
   Renewal Tenants                                              901             493
Other                                                         2,381           2,515
                                                      ---------------- --------------
   Total capital expenditures                             $  10,611           9,397
                                                      ================ ==============

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. A summary of these costs for the years ended December 31, 2000 and 1999 is as follows:


Capitalized Leasing Costs
                                                           2000            1999
                                                      ---------------- --------------
                                                               (In thousands)
Capitalized leasing costs:
  First Generation-Development                               $1,743           1,137
  New Tenants                                                 1,091           1,041
  Renewal Tenants                                               949           1,012
  First Generation-Other                                        145              80
                                                      ---------------- --------------
     Total capitalized leasing costs                         $3,928           3,270
                                                      ================ ==============

Amortization of leasing costs                                $2,034           1,538
                                                      ================ ==============

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations since June 30, 2001. At December 31, 2001, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. The Company periodically reviews the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at December 31, 2001. The Company's current annual amortization of goodwill is $61,000. Upon adoption of SFAS No. 142 in January 2002, amortization of goodwill will cease.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has evaluated the effect of adopting this statement and believes the effect of adoption would have no impact to its financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's adoption of this statement in January 2002 is expected to have little or no effect on the Company's overall financial statements. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $50,748,000 for the year ended December 31, 2001. Other sources of cash were primarily from bank borrowings, proceeds from mortgage notes payable, sales of real estate investments, sales and liquidation of real estate investment trust shares and collections on mortgage loans receivable. The Company distributed $28,271,000 in common and $10,008,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, purchases of real estate investments, mortgage note payments, capital improvements at the various properties, purchase of REIT shares, and advances on mortgage loans receivable. Total debt at December 31, 2001 and 2000 was as follows:

                                                                        December 31,
                                                            ----------------------------------
                                                                 2001              2000
                                                            ---------------- -----------------
                                                                      (In thousands)
         Mortgage notes payable - fixed rate                     $205,014           168,709
         Bank notes payable - floating rate                        86,058           102,000
                                                            ---------------- -----------------
            Total debt                                           $291,072           270,709
                                                            ================ =================

     The Company had a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matured in January 2002 and was refinanced as specified below. The interest rate was based on the Eurodollar rate plus 1.25% and was 3.1875% on $74,000,000 at December 31, 2001 and 8.00% on
$92,000,000 at December 31, 2000. An unused facility fee of .25% was also assessed on this loan.

     The Company had a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matured in January 2002 and was refinanced as specified below. The interest rate was based on Chase Bank of Texas, National Association's prime rate less .75% and was 4.00% on $558,000 at December 31, 2001 and 8.75% on $10,000,000 at December 31, 2000.

     The Company had a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate for the line was negotiated at the time of any advances. At December 31, 2001, the rate for this loan was 3.00% on a balance of $11,500,000, payable on demand. At December 31, 2000, the outstanding balance for this loan was zero.

     The foregoing three credit facilities matured and were repaid in January 2002. In January 2002, the Company closed a new three-year, $175,000,000 unsecured revolving credit facility with a group of ten banks, which was arranged by PNC Bank, NA. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.15%. At the loan closing, EastGroup elected a six-month interest period for $50,000,000 of its total outstanding line of $84,000,000 with an interest rate of 3.14% and the remaining $34,000,000 for a one-month period at an interest rate of 3.01%. The rate on the $34,000,000 is currently reset on a monthly basis and was last reset on March 8, 2002 at 3.03%.

     In January 2002, the Company also secured a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, NA that matures in January 2003. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the LIBOR rate plus 1.075%.

     EastGroup's only mortgage note payable maturing in 2002 had a balance of $8,100,000 at December 31, 2001, interest rate of 7.45% and maturity date of February 28, 2002. The Company signed an application for a new nonrecourse mortgage loan of $8,200,000. This new note is expected to close in late March and will have a rate of 6.43%, a term of 10 years and an amortization period of 12 years.

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during 2001. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

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

                                       2002       2003     2004     2005      2006    Thereafter     Total    Fair Value
                                    ----------- --------- ------- --------- --------- ------------ ---------- -----------
Fixed rate debt (in thousands)      $  13,107      8,975   9,775    23,596    20,039      129,522    205,014     210,514
Weighted average interest rate          7.57%      8.23%   8.12%     8.06%     7.87%        7.42%      7.61%
Variable rate debt (in thousands)   $  11,500        558       -    74,000         -            -     86,058      86,058
Weighted average interest rate          3.00%      4.00%       -     3.19%         -            -      3.17%

     As the table above incorporates only those exposures that exist as of December 31, 2001, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 32 basis points, interest expense and cash flows would increase or decrease by approximately $273,000 annually.

FORWARD LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters and the costs of insurance to protect from such disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 2001 and 2000, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 and the independent auditors' report thereon are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Index to Financial Statements:
                                                                                                         Page
(a)      (1)      Consolidated Financial Statements:
                    Independent Auditors' Report                                                          23
                    Consolidated Balance Sheets - December 31, 2001 and 2000                              24
                    Consolidated Statements of Income - Years ended December
                       31, 2001, 2000 and 1999                                                            25
                    Consolidated Statements of Changes in Stockholders' Equity-
                       Years ended December 31, 2001, 2000 and 1999                                       26
                    Consolidated Statements of Cash Flows - Years ended December
                       31, 2001, 2000 and 1999                                                            27
                    Notes to Consolidated Financial Statements                                            28
         (2)      Consolidated Financial Statement Schedules:
                     Schedule III - Real Estate Properties and Accumulated Depreciation                   47
                     Schedule IV - Mortgage Loans on Real Estate                                          53

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

         (10) Material Contracts:
             (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).*
             (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's Proxy Statement dated April 26, 1994).*
             (c) EastGroup Properties 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 1, 2000.)*
             (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers
                  (Leland R. Speed, David H. Hoster II and N. Keith McKey) (incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
             (e) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
             (f) Operating Agreement dated September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
             (g) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
             (h) Credit Agreement dated January 8, 2002 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent; SouthTrust Bank, as Co-Syndication Agent; U.S. Bank,
                  National Association, as Documentation Agent; Wells Fargo Bank, National Association, as Co-Documentation Agent;
                  AmSouth Bank, as Managing Agent; PNC Capital Market, Inc., as Lead Arranger and Lead Agent; and the Lenders
                  (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001).

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Jackson, Mississippi                            KPMG LLP
March 6, 2002

                                              EASTGROUP PROPERTIES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                    December 31, 2001          December 31, 2000
                                                                                ----------------------------------------------------
ASSETS
  Real estate properties:
      Industrial                                                                $          689,760                    630,860
      Industrial development                                                                37,504                     37,193
      Other                                                                                  7,069                          -
                                                                                ----------------------------------------------------
                                                                                           734,333                    668,053
      Less accumulated depreciation                                                        (92,060)                   (66,492)
                                                                                ----------------------------------------------------
                                                                                           642,273                    601,561
                                                                                ----------------------------------------------------

  Real estate held for sale                                                                  1,907                     26,602
      Less accumulated depreciation                                                           (141)                    (3,628)
                                                                                ----------------------------------------------------
                                                                                             1,766                     22,974
                                                                                ----------------------------------------------------

  Mortgage loans                                                                             5,515                      9,191
  Investment in real estate investment trusts                                                6,452                      8,068
  Cash                                                                                       1,767                      2,861
  Other assets                                                                              26,009                     21,550
                                                                                ----------------------------------------------------
      TOTAL ASSETS                                                              $          683,782                    666,205
                                                                                ====================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $          205,014                    168,709
  Notes payable to banks                                                                    86,058                    102,000
  Accounts payable & accrued expenses                                                       12,801                     13,792
  Other liabilities                                                                          7,460                      4,615
                                                                                ----------------------------------------------------
                                                                                           311,333                    289,116
                                                                                ----------------------------------------------------

  Minority interest in joint ventures                                                        1,739                      1,697
                                                                                ----------------------------------------------------
                                                                                             1,739                      1,697
                                                                                ----------------------------------------------------
STOCKHOLDERS' EQUITY
   Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                                  41,357                      41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                                   67,178                     67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                                     -                          -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 15,912,060 shares issued at
        December 31, 2001 and 15,849,318 at December 31, 2000                                    2                          2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                                             -                          -
    Additional paid-in capital on common shares                                            240,197                    238,910
    Undistributed earnings                                                                  23,753                     28,185
    Accumulated other comprehensive income                                                   1,193                      3,104
    Unearned compensation                                                                   (2,970)                    (3,344)
                                                                                ----------------------------------------------------
                                                                                           370,710                    375,392
                                                                                ----------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $          683,782                    666,205
                                                                                ====================================================

See accompanying notes to consolidated financial statements.


                                           EASTGROUP PROPERTIES, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                       2001               2000              1999
                                                                                ----------------------------------------------------
REVENUES
Income from real estate operations                                               $   100,560             93,906             83,320
Interest:
  Mortgage loans                                                                         481                839              1,123
  Other interest                                                                         560                136                244
Gain on securities                                                                     2,967              2,154                 30
Other                                                                                    727              1,068              1,519
                                                                                ----------------------------------------------------
                                                                                     105,295             98,103             86,236
                                                                                ----------------------------------------------------
EXPENSES
Operating expenses from real estate operations                                        25,637             22,359             19,941
Interest                                                                              17,823             18,570             17,688
Depreciation and amortization                                                         27,041             23,449             20,239
General and administrative                                                             4,573              5,607              4,519
Minority interest in joint ventures                                                      350                377                433
                                                                                ----------------------------------------------------
                                                                                      75,424             70,362             62,820
                                                                                ----------------------------------------------------

INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                                             29,871             27,741             23,416

Gain on real estate investments                                                        4,311              8,771             15,357
                                                                                ----------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                                     34,182             36,512             38,773

Cumulative effect of change in accounting principle                                        -                  -                418
                                                                                ----------------------------------------------------

NET INCOME                                                                            34,182             36,512             38,355

Preferred dividends-Series A                                                           3,880              3,880              3,880
Preferred dividends-Series B                                                           6,128              6,128              2,246
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                                            $    24,174             26,504             32,229
                                                                                ====================================================

BASIC PER SHARE DATA
  Net income available to common stockholders                                    $      1.54               1.70               2.01
                                                                                ====================================================

  Weighted average shares outstanding                                                 15,697             15,623             16,046
                                                                                ====================================================

DILUTED PER SHARE DATA
  Net income available to common stockholders                                    $      1.51               1.68               1.99
                                                                                ====================================================

  Weighted average shares outstanding                                                 16,046             15,798             17,362
                                                                                ====================================================


See accompanying notes to consolidated financial statements.

                                                        EASTGROUP PROPERTIES, INC.
                                                     CONSOLIDATED STATEMENTS OF CHANGES
                                                          IN STOCKHOLDERS' EQUITY
                                            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                                             Accumulated
                                                                   Additional                                   Other
                                              Preferred   Common    Paid-In      Unearned    Undistributed   Comprehensive
                                                Stock      Stock    Capital    Compensation    Earnings         Income        Total
                                              --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                    $  50,999      2       246,340         -            18,076           607      316,024
    Comprehensive income
        Net income                                    -      -             -         -            38,355             -       38,355
        Net unrealized change
           in investment securities                   -      -             -         -                 -            61           61
                                                                                                                           ---------
            Total comprehensive income                                                                                       38,416
                                                                                                                           ---------
    Cash dividends declared-common,
        $1.48 per share                               -      -             -         -           (23,651)            -      (23,651)
    Preferred stock dividends declared                -      -             -         -            (6,126)            -       (6,126)
    Issuance of 8,009 shares of common stock,
      incentive compensation                          -      -           156         -                 -             -          156
    Issuance of 16,275 shares of common stock,
      dividend reinvestment plan                      -      -           295         -                 -             -          295
    Issuance of 22,210 shares of common stock,
      exercise options                                -      -           317         -                 -             -          317
    Issuance of 2,400,000 shares of
      Series B preferred                         57,536      -             -         -                 -             -       57,536
    Purchase of 2,070 common shares                   -      -           (34)        -                 -             -          (34)
    Purchase of 796,600 common shares,
      stock repurchase plan                           -      -       (13,621)        -                 -             -      (13,621)
                                              --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                      108,535      2       233,453         -            26,654           668      369,312
    Comprehensive income
        Net income                                    -      -             -         -            36,512             -       36,512
        Net unrealized change in
           investment securities                      -      -             -         -                 -         2,436        2,436
                                                                                                                           ---------
            Total comprehensive income                                                                                       38,948
                                                                                                                           ---------
    Cash dividends declared-common,
        $1.58 per share                               -      -             -         -           (24,973)            -      (24,973)
    Preferred stock dividends declared                -      -             -         -           (10,008)            -      (10,008)
    Issuance of 9,638 shares of common stock,
      incentive compensation                          -      -           174         -                 -             -          174
    Issuance of 14,175 shares of common stock,
      dividend reinvestment plan                      -      -           312         -                 -             -          312
    Issuance of 122,250 shares of common stock,
      exercise options                                -      -         1,957         -                 -             -        1,957
    Issuance of 181,250 shares of common stock,
      incentive restricted stock                      -      -         3,716    (3,716)                -             -            -
    Amortization of unearned compensation,
      incentive restricted stock                      -      -             -       372                 -             -          372
    Repurchase limited partnership units              -      -           (55)        -                 -             -          (55)
    Purchase of 23,500 common shares                  -      -          (457)        -                 -             -         (457)
    Purchase of 10,000 common shares,
      stock repurchase plan                           -      -          (190)        -                 -             -         (190)
                                              --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                      108,535      2       238,910    (3,344)           28,185         3,104      375,392
    Comprehensive income
        Net income                                    -      -             -         -            34,182             -       34,182
        Net unrealized change in
           investment securities                      -      -             -         -                 -        (1,911)      (1,911)
                                                                                                                           ---------
            Total comprehensive income                                                                                       32,271
                                                                                                                           ---------
    Cash dividends declared-common,
        $1.80 per share                               -      -             -         -           (28,606)            -      (28,606)
    Preferred stock dividends declared                -      -             -         -           (10,008)            -      (10,008)
    Issuance of 8,204 shares of common stock,
      incentive compensation                          -      -           179         -                 -             -          179
    Issuance of 15,788 shares of common stock,
      dividend reinvestment plan                      -      -           357         -                 -             -          357
    Issuance of 40,750 shares of common stock,
      exercise options                                -      -           753         -                 -             -          753
    Issuance of 15,000 shares of common stock,
      incentive restricted stock                      -      -           346      (346)                -             -            -
    Forfeiture of 17,000 shares of common stock,
      incentive restricted stock                      -      -          (348)      281                 -             -          (67)
    Amortization of unearned compensation,
      incentive restricted stock                      -      -             -       439                 -             -          439
                                              --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                    $ 108,535      2       240,197    (2,970)           23,753         1,193      370,710
                                              ======================================================================================

See accompanying notes to consolidated financial statements.

                                                         EASTGROUP PROPERTIES, INC.
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (IN THOUSANDS)



                                                                                                  Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                       2001              2000              1999
                                                                                ----------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                  $      34,182              36,512            38,355
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Cumulative effect of change in accounting principle                                 -                   -               418
        Depreciation and amortization                                                  27,041              23,449            20,239
        Gain on real estate investments, net                                           (4,311)             (8,771)          (15,357)
        Gain on real estate investment trust shares                                    (2,967)             (2,154)              (30)
        Amortization of unearned compensation                                             372                 372                 -
        Minority interest depreciation and amortization                                  (161)               (158)             (241)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                              (5,004)               (568)              786
          Accounts payable, accrued expenses and prepaid rent                           1,596               4,334                66
                                                                                ----------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              50,748              53,016            44,236
                                                                                ----------------------------------------------------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                               4,740               4,124             9,809
    Advances on mortgage loans receivable                                              (1,064)             (4,609)           (8,186)
    Proceeds from sale of real estate investments                                      11,316              17,170            51,090
    Real estate improvements                                                           (6,622)            (10,611)           (9,397)
    Real estate development                                                           (30,735)            (40,661)          (45,846)
    Purchases of real estate                                                          (13,804)            (13,628)          (56,569)
    Purchases of real estate investment trust shares                                   (5,258)             (4,964)          (10,172)
    Proceeds from real estate investment trust shares                                   7,931              17,334               292
    Changes in other assets and other liabilities                                      (1,675)             (7,302)              660
                                                                                ----------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (35,171)            (43,147)          (68,319)
                                                                                ----------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                     144,776             182,519           297,226
    Principal payments on bank borrowings                                            (160,718)           (175,519)         (316,548)
    Proceeds from mortgage notes payable                                               45,000              37,800            47,000
    Principal payments on mortgage notes payable                                       (8,317)            (17,756)          (21,932)
    Debt issuance costs                                                                  (486)               (316)             (902)
    Distributions paid to stockholders                                                (38,279)            (34,710)          (28,245)
    Purchases of limited partnership units                                                  -                (705)                -
    Purchases of shares of common stock                                                     -                (647)          (13,655)
    Proceeds from exercise of stock options                                               753               1,957               317
    Net proceeds from issuance of shares of preferred stock                                 -                   -            57,536
    Proceeds from dividend reinvestment plan                                              357                 312               295
    Other                                                                                 243              (2,600)            2,864
                                                                                ----------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (16,671)             (9,665)           23,956
                                                                                ----------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,094)                204              (127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          2,861               2,657             2,784
                                                                                ----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $       1,767               2,861             2,657
                                                                                ====================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                           $      17,222              17,919            17,236
    Debt assumed by the Company in purchase of real estate                                  -                   -             1,103
    Debt assumed by buyer of real estate                                                  378                   -                 -
    Issuance of incentive restricted stock                                                346               3,716                 -
    Forfeiture of incentive restricted stock                                             (348)                  -                 -

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(1)      SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation

The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company or EastGroup), its wholly-owned subsidiaries and its investment in any joint ventures. At December 31, 2001, the Company had one joint venture: the 80% owned University Business Center. At December 31, 2000 and 1999, the Company had two joint ventures: the 80% owned University Business Center and the 80% owned IBG Wiegman Road Associates. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)      Income Taxes

EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) paying out capital gains to the stockholders with no tax to the Company or (ii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2001, 2000 and 1999 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

     Of the $1.80 per common share total distributions paid in 2001, $1.7044 per share was taxable as ordinary income for federal income tax purposes and $.0956 per share represented a long-term 20% capital gain. All of the $1.58 per share distributions paid in 2000 and the $1.48 paid in 1999 were taxable as ordinary income for federal income tax purposes.

     Of the $2.25 per Series A preferred share total distributions paid in 2001, $2.1308 per share was taxable as ordinary income for federal income tax purposes and $.1192 per share represented a long-term 20% capital gain. All of the $2.25 per share distributions paid both in 2000 and 1999 were taxable as ordinary income for federal income tax purposes.

     Of the $2.188 per Series B preferred share total distributions paid in 2001, $2.0721 per share was taxable as ordinary income for federal income tax purposes and $.1159 per share represented a long-term 20% capital gain. All of the $2.188 per share distributions paid in 2000 and the $1.641 paid in 1999 were taxable as ordinary income for federal income tax purposes.

     The Company's income differs for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, (4) mortgage loans having a different basis for tax and financial reporting purposes, thereby producing different gains upon collection of these loans, and (5) real estate properties having a different basis for tax and financial reporting purposes.

(c)      Income Recognition

Minimum   rental  income  from  real  estate   operations  is  recognized  on  a
straight-line basis.

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

(d)      Real Estate Properties

Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 10 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Geographically, the Company's investments are concentrated in the major sunbelt market areas of the southeastern and southwestern United States, primarily in the states of California, Florida, Texas and Arizona.

(e)      Capitalized Development Costs

During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction, property taxes, etc.) are aggregated into the total capitalization of the property. As the property becomes occupied, interest, depreciation and property taxes for the percentage occupied only is expensed as incurred. When the property becomes 80% occupied or one year after completion of the shell construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. When the property becomes classified as an industrial property, the entire property is depreciated accordingly, and interest and property taxes are expensed.

(f)      Real Estate Held for Sale

Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale. At December 31, 2001, the Company had one industrial property and two parcels of land held for sale. There can be no assurances that such properties will be sold.

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

(h)      Investment in Real Estate Investment Trusts

Marketable equity securities owned by the Company are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. Since the Company did not exercise significant influence over any of its investments in REITs, these investments were accounted for under the cost method. The costs of these investments were adjusted to fair market value with an equity adjustment to account for unrealized gains/losses as indicated above.

(i)      Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value are to be reported either in earnings or outside of earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company did not engage in any transactions involving derivative or hedging instruments during any of the years presented.

(j)      Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(k)      Amortization

Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Leasing commissions are deferred and amortized using the straight-line method over the term of the lease.

(l)      Goodwill

In March 1998, EastGroup acquired Ensign Properties, Inc., the largest independent industrial developer in Orlando. A portion of the total acquisition price for Ensign included goodwill, which represents the excess of the purchase price and related costs over the fair value assigned to the net tangible assets. The Company amortizes goodwill on a straight-line basis over 20 years. The Company will periodically review the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the unamortized basis. In management's opinion, no material impairment existed at December 31, 2001, 2000, and 1999. Amortization expense for goodwill was $61,000 for each of the years ended December 31, 2001, 2000 and 1999.

(m)      Earnings Per Share

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

     Diluted EPS represents the amount of earnings for the year available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and limited partnership (LP) dividends and dividing the sum by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, LP units, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and nonvested restricted stock was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assuming proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The treasury stock method was also used assuming conversion of the convertible preferred stock.

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

(o)      Use of Estimates

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

(p)      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations since June 30, 2001. At December 31, 2001, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. The Company periodically reviews the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at December 31, 2001. The Company's current annual amortization of goodwill is $61,000. Upon adoption of SFAS No. 142 in January 2002, amortization of goodwill will cease.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has evaluated the effect of adopting this statement and believes the effect of adoption would have no impact to its financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's adoption of this statement in January 2002 is expected to have little or no effect on the Company's overall financial statements. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

(q)      Reclassifications

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

(2)      REAL ESTATE OWNED

At December 31, 2001, the Company was offering for sale the Carpenter Distribution Center in Dallas, Texas with a carrying amount of $993,000 and 6.4 acres of land in the World Houston Business Park with a carrying amount of $773,000. No loss is anticipated on the sale of these properties. The results of operations (after depreciation) for real estate held for sale at December 31, 2001, amounted to $73,000, $62,000 and $41,000, respectively, for the years ended December 31, 2001, 2000, and 1999. The results of operations (after depreciation) for real estate held for sale at December 31, 2000, amounted to $1,820,000 and $1,586,000, respectively, for the years ended December 31, 2000 and 1999.

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2001 was $2,329,000 compared to $2,060,000 for 2000 and $1,834,000 for 1999.

     Total cash outflows for development for 2001 were $32,340,000. In addition to the costs incurred for the 12 months ended December 31, 2001 as detailed in the table below, development costs included $1,649,000 for improvements on properties transferred to the portfolio in the 12-month period following transfer and first generation tenant leasing commission costs of $1,605,000. These costs are reported in Industrial and Other Assets on the balance sheet, respectively.

Development

                                                                        Costs Incurred
                                                            ---------------------------------------
                                              Size at        For the 12 Months     Cumulative as       Estimated
                                             Completion        Ended 12/31/01       of 12/31/01       Total Costs
----------------------------------------- ----------------- --------------------- ----------------- -----------------
                                            (Unaudited)                                               (Unaudited)
----------------------------------------- ----------------- ---------------------------------------------------------
                                           (Square feet)                           (In thousands)
Lease-Up:
  Kyrene II
    Tempe, Arizona                                60,000              $1,240             3,049             3,710
  Walden Distribution Center I
    Tampa, Florida                                90,000               2,761             3,540             4,240
  Techway Southwest I
    Houston, Texas                               126,000               2,322             4,210             5,040
  Sunport Center III
    Orlando, Florida                              66,000               3,225             3,225             4,000
                                          ----------------- --------------------- ----------------- -----------------
Total Lease-up                                   342,000               9,548            14,024            16,990
                                          ----------------- --------------------- ----------------- -----------------

Under Construction:
  World Houston XIV
    Houston, Texas                                77,000               2,333             2,333             3,575
  Americas 10 Business Center I
    El Paso, Texas                                97,000               2,287             2,287             3,320
  World Houston XIII
    Houston, Texas                                51,000               1,299             1,299             2,795
  World Houston XII
    Houston, Texas                                59,000                 532               532             2,932
  Metro Airport Commerce Center I
    Jackson, Mississippi                          32,000                 326               326             1,700
  Tower Automotive
    Jackson, Mississippi                         170,000                 384               384             9,300
                                          ----------------- --------------------- ----------------- -----------------
Total Under Construction                         486,000               7,161             7,161            23,622
                                          ----------------- --------------------- ----------------- -----------------

Prospective Development
(Principally Land):
  Phoenix, Arizona                               103,000               1,017             1,254             6,000
  Tucson, Arizona                                 70,000                  27               326             3,500
  Tampa, Florida                                 230,000                 436             2,271             9,200
  Orlando, Florida                               249,000               1,099             2,824            14,900
  Fort Lauderdale, Florida                       140,000               2,374             2,374             9,325
  El Paso, Texas                                 251,000               1,923             1,923             7,580
  Houston, Texas                               1,057,000                (548)            5,044            50,153
  Jackson, Mississippi                            29,000                 303               303             1,500
                                          ----------------- --------------------- ----------------- -----------------
Total Prospective Development                  2,129,000               6,631            16,319           102,158
                                          ----------------- --------------------- ----------------- -----------------
                                               2,957,000             $23,340            37,504           142,770
                                          ================= ===================== ================= =================

Completed Development and
Transferred to Industrial
Properties During the Twelve
Months Ended December 31, 2001:
  Interstate Commons II
    Phoenix, Arizona                              59,000               $ 559             2,768
  Palm River North I & III
    Tampa, Florida                               116,000                 765             5,693
  Westlake II
    Tampa, Florida                                70,000                 153             3,495
  Beach Commerce Center
    Jacksonville, Florida                         46,000                 345             2,374
  Sunport Center II
    Orlando, Florida                              60,000               3,106             3,868
  World Houston XI
    Houston, Texas                               129,000                 681             4,402
  Glenmont II
    Houston, Texas                               104,000                 233             3,149
  Sunport Center I
    Orlando, Florida                              56,000                 (96)            3,026
                                          ----------------- --------------------- -----------------
Total Transferred to Industrial                  640,000             $ 5,746            28,775
                                          ================= ===================== =================

     A summary of gains (losses) on real estate investments for the years ended December 31, 2001, 2000 and 1999 follows:

Gains (Losses) on Real Estate Investments

                                                                    Net            Recognized
                                                 Basis          Sales Price       Gain (Loss)
                                            ------------------------------------------------------
                                                              (In thousands)
2001
Real estate properties:
    Nobel Business Center                         $ 2,113           5,250              3,137
    West Palm II                                    1,274           1,350                 76
    109th Street Distribution Center                  990           1,232                242
    West Palm I                                     1,463           1,428                (35)
    Lakeside Distribution Center                    1,165           2,079                914
Other                                                   -             (23)               (23)
                                            ------------------------------------------------------
                                                  $ 7,005          11,316              4,311
                                            ======================================================
2000
Real estate properties:
    LeTourneau Center of Commerce                 $ 1,592           1,593                  1
    8150 Leesburg Pike-deferred gain                  (94)              -                 94
    La Vista Crossing Apartments                    6,472          14,528              8,056
Estelle land                                          429           1,049                620
                                            ------------------------------------------------------
                                                  $ 8,399          17,170              8,771
                                            ======================================================
1999
Real estate properties:
    8150 Leesburg Pike Office Building            $13,917          28,082             14,165
    2020 Exchange                                     867             997                130
    Waldenbooks                                    21,360          21,077               (283)
    West Palm write-down                              448               -               (448)
Mortgage loans:
    Country Club-deferred gain                     (1,127)              -              1,127
    Gainesville-deferred gain                        (388)              -                388
Country Club land purchase-leaseback                  500             500                  -
Estelle land                                          137             367                230
LNH land                                               19             137                118
Other                                                   -             (70)               (70)
                                            ------------------------------------------------------
                                                  $35,733          51,090             15,357
                                            ======================================================

     The following schedule indicates approximate future minimum rental receipts under noncancelable leases for the real estate properties by year as of December 31, 2001 (in thousands):

Future Minimum Rental Receipts Under Noncancelable Leases
         Years Ended December 31,

         2002                                                   $75,588
         2003                                                    61,684
         2004                                                    46,170
         2005                                                    34,697
         2006                                                    25,180
         Thereafter                                              51,568
                                                        ----------------
            Total minimum receipts                             $294,887
                                                        ================

Ground Leases

As of December 31, 2001, the Company owned two properties in Florida, two properties in Texas, and one property in Mississippi that are subject to ground leases. These leases have terms of 40 to 75 years, expiration dates of August 2031 to November 2076, and renewal options of 15 to 35 years. Total lease expenditures for the years ended December 31, 2001, 2000 and 1999 were $594,000, $567,000 and $511,000, respectively. Payments on four of the properties are subject to increases at 5 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2001 (in thousands):

Future Minimum Ground Lease Payments
         Years Ended December 31,

         2002                                                     $ 600
         2003                                                       600
         2004                                                       600
         2005                                                       600
         2006                                                       600
         Thereafter                                              17,203
                                                        ----------------
            Total minimum payments                              $20,203
                                                        ================


(3)      MORTGAGE LOANS RECEIVABLE

A summary of mortgage loans follows:

                                                                        December 31,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------- --------------
                                                                       (In thousands)
         First mortgage loans:
         Industrial (1 loan in 2001, 2 loans in 2000)                $5,500          9,174
         Other (1 loan)                                                  15             17
                                                                 ------------- --------------
                                                                     $5,515          9,191
                                                                 ============= ==============

     The weighted average interest rate on the Company's mortgage loans for both periods is approximately 9.0%. Deferred gains recognized on the payoff of mortgage notes receivable were zero in 2001 and 2000 and $1,515,000 in 1999.

(4)      INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS

The investment in real estate investment trusts (REITs) consists of the following:

                                                          December 31, 2001           December 31, 2000
                                                    ------------------------------ -------------------------
                                                                     Estimated                  Estimated
                                                        Cost         Fair Value       Cost      Fair Value
                                                    -------------- --------------- ----------- -------------
                                                                           (In thousands)
         Pacific Gulf Properties                        $    -             487           -         2,983
         Other                                           5,258           5,965       4,964         5,085
                                                    -------------- --------------- ----------- -------------
                                                        $5,258           6,452       4,964         8,068
                                                    ============== =============== =========== =============


     During 2000, the Company received liquidating distributions from Franklin Select Realty Trust and initial liquidating distributions from Pacific Gulf Properties (PAG). The liquidating distributions received reduced the basis in these investments to zero with the remainder recorded as gain on securities in 2000. During 2001, the Company received additional liquidating distributions from PAG, which were recorded as realized gains when received. Final distributions, if any, will also be recorded as realized gains when received.

(5)      OTHER ASSETS

The Company's other assets are comprised of:

                                                                                       December 31,
                                                                                ----------------------------
                                                                                    2001           2000
                                                                                -------------- -------------
                                                                                      (In thousands)
         Leasing commissions, net of accumulated amortization                       $ 9,313         8,177
         Receivables, net of allowance for doubtful accounts                          8,473         5,673
         Section 1031 tax deferred exchange cash escrows                              2,074         4,027
         Prepaid expenses and other assets                                            6,149         3,673
                                                                                -------------- -------------
                                                                                    $26,009        21,550
                                                                                ============== =============

(6)      NOTES PAYABLE TO BANKS

The Company had a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matured in January 2002 and was refinanced as specified below. The interest rate was based on the Eurodollar rate plus 1.25% and was 3.1875% on $74,000,000 at December 31, 2001 and 8.00% on $92,000,000 at
December 31, 2000. An unused facility fee of .25% was also assessed on this loan.

     The Company had a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matured in January 2002 and was refinanced as specified below. The interest rate was based on Chase Bank of Texas, National Association's prime rate less .75% and was 4.00% on $558,000 at December 31, 2001 and 8.75% on $10,000,000 at December 31, 2000.

     The Company had a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate for the line was negotiated at the time of any advances. At December 31, 2001, the rate for this loan was 3.00% on a balance of $11,500,000, payable on demand. At December 31, 2000, the outstanding balance for this loan was zero.

     The foregoing three credit facilities matured and were repaid in January 2002. In January 2002, the Company closed a new three-year, $175,000,000 unsecured revolving credit facility with a group of ten banks, which was arranged by PNC Bank, NA. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.15%. At the loan closing, EastGroup elected a six-month interest period for $50,000,000 of its total outstanding line of $84,000,000 with an interest rate of 3.14% and the remaining $34,000,000 for a one-month period at an interest rate of 3.01%. The rate on the $34,000,000 is currently reset on a monthly basis and was last reset on March 8, 2002 at 3.03%.

     In January 2002, the Company also secured a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, NA that matures in January 2003. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the LIBOR rate plus 1.075%.

     Loan commitment fees of $37,500 per year were paid in 2001, 2000 and 1999.

     Average bank borrowings were $82,898,000 in 2001 compared to $107,221,000 in 2000 with average interest rates of 5.72% in 2001 compared to 7.83% in 2000. Amortization of bank loan costs was $264,000 in both 2001 and 2000. Average interest rates including amortization of loan costs were 6.05% for 2001 and 8.07% for 2000.

(7)      MORTGAGE NOTES PAYABLE

A summary of mortgage notes payable follows:

                                                                                 Carrying Amount
                                                                                   Of Securing        Balance at December 31,
                                                         P&I       Maturity      Real Estate at    ------------------------------
Property                                    Rate       Payment       Date       December 31, 2001       2001            2000
--------------------------------------- ------------ ------------ ------------ ------------------- ---------------- -------------
                                                                                                    (In thousands)
Northwest Point Business Park              7.750%     $  32,857     03/01/01     $           -                 -         3,837
University Business Center
   (120 & 130 Cremona)                     7.450%        74,235     02/28/02            10,434             8,105         8,380
Estrella Distribution Center               9.250%        23,979     01/02/03             4,834             2,404         2,461
Deerwood Distribution Center               8.375%        16,339     07/01/03             3,254             1,451         1,516
Eastlake Distribution Center               8.500%        57,115     07/05/04             9,097             3,819         4,164
56th Street Commerce Park                  8.875%        21,816     08/01/04             4,436             1,898         1,987
Chamberlain Distribution Center            8.750%        21,376     01/01/05             3,614             2,326         2,372
Exchange Distribution Center               8.375%        21,498     08/01/05             2,988             2,096         2,175
Westport Commerce Center                   8.000%        28,021     08/01/05             5,185             2,790         2,898
LakePointe Business Park                   8.125%        81,675     10/01/05             9,323            10,312        10,437
Jetport, JetPort 515 & Jetport 516         8.125%        33,769     10/01/05             5,242             3,360         3,487
Huntwood Associates                        7.990%       100,250     08/22/06            16,356            11,933        12,172
Wiegman Associates                         7.990%        46,269     08/22/06             8,801             5,507         5,618
World Houston 1 & 2                        7.770%        33,019     04/15/07             5,646             4,383         4,436
E. University, 7th St, 55th St,
   Ethan Allen                             8.060%        96,974     06/26/07            22,724            11,693        11,905
Lamar II Distribution Center               6.900%        16,925     12/01/08             6,248             2,030         2,090
Dominguez, Kingsview, Walnut,
   Washington, Industry and Shaw           6.800%       358,770     03/01/09            59,626            43,655        44,945
Auburn Facility                            8.875%        64,885     09/01/09            14,725             4,307         4,696
Interstate Distribution, Venture,
   Stemmons, Glenmont, West Loop,
   Butterfield, Founders, and Rojas        7.250%       325,263     05/01/11            49,535            44,619             -
America Plaza, Central Green,
   World Houston 3&4, 5, 6, 7&8, 9         7.920%       191,519     05/10/11            30,489            26,057        26,282
University Business Center
   (125 & 175 Cremona)                     7.980%        88,607     06/01/12            14,321            11,255        11,413
Kyrene Distribution Center                 9.000%        11,246     07/01/14             2,659             1,014         1,053
North Shore Improvement Bonds            6.3-7.750%  Semiannual     09/02/16                 -                 -           385
                                                                               ------------------- ---------------- -------------
                                                                                 $     289,537           205,014       168,709
                                                                               =================== ================ =============

Principal payments due during the next five years as of December 31, 2001 are as follows (in thousands):

                 2002                       $13,107
                 2003                         8,975
                 2004                         9,775
                 2005                        23,596
                 2006                        20,039

 (8)     STOCKHOLDERS' EQUITY


Management Incentive Plan-Stock Options/Incentive Awards

In 1994, the Company adopted the 1994 Management Incentive Plan, and the Plan was amended in 1999. As amended, the Plan includes stock options (50% vested after one year and the other 50% after two years), an annual incentive award and restricted stock awards.

     Stock option activity for the 1994 plan is as follows:

                                                                    Years Ended December 31,
                                          ------------------------------------------------------------------------------
                                                    2001                       2000                      1999
                                          ------------------------- --------------------------- ------------------------
                                                        Weighted                    Weighted                 Weighted
                                                         Average                    Average                   Average
                                                        Exercise                    Exercise                 Exercise
                                            Shares        Price        Shares        Price        Shares       Price
                                          ------------- ----------- ------------- ------------- ------------ -----------
  Outstanding at beginning of year            714,923      $17.801       861,423        17.680     645,633       16.600
  Granted                                      24,500       22.591        50,750        20.766     239,000       20.320
  Exercised                                   (40,750)      18.487      (108,000)       16.578     (22,210)      14.340
  Expired                                      (2,250)      20.542       (89,250)       19.809      (1,000)      22.000
                                          -------------              ------------               ------------
  Outstanding at end of year                  696,423       17.921       714,923        17.801     861,423       17.680
                                          =============              ============               ============

  Exercisable at end of year                  647,923      $17.634       575,798        17.156     618,923       16.640
  Available for grant at end of year          187,095            -       222,378             -     376,505            -

  Price range of options:
            Outstanding                             $12.670-23.400               12.670-22.375            12.000-22.375
            Exercised                                12.670-22.125               12.000-22.000            12.000-18.170
            Exercisable                              12.670-22.375               12.670-22.375            12.000-22.375

     The weighted average contractual life of the options outstanding as of December 31, 2001 was 5.52 years.

     The annual incentive award program began in 1995 and the Compensation Committee determines awards based on actual funds from operations per share ("FFO") compared to goals set for the year. The 2001, 2000 and 1999 awards were expensed in these years and approximated $382,000, $448,000 and $435,000, respectively. The awards for each year were payable 60% in cash and 40% in stock of the Company.

     On December 5, 2000, under the 1994 Management Incentive Plan, the Compensation Committee granted 181,250 shares of restricted stock to all employees, effective January 1, 2000. The purpose of the plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The stock price on the grant date was $20.50. The restricted period for the stock is 10 years and vesting is 20% at the end of the sixth year through the tenth year or, if certain performance goals are achieved, vesting could reach up to 40% at the end of the fourth year with 10% at the end of the fifth year through the tenth year. The Company recorded $3,716,000 as additional paid-in capital when the shares were granted, offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized 10% each year over the restricted period. In 2001, 15,000 additional shares were granted and 17,000 shares were forfeited. Compensation expense for the restricted stock was $372,000 each year for both 2001 and 2000. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends will be delivered to the employee as they vest.

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

     Stock option activity for the Director plan is as follows:


                                                                    Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                    2001                      2000                      1999
                                          ------------------------- ------------------------- -------------------------
                                                        Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                            Shares       Price        Shares       Price        Shares       Price
                                          ----------- ------------- ----------- ------------- ----------- -------------
  Outstanding at beginning of year            96,000       $17.231      96,750        15.780      78,000        14.710
  Granted                                     13,500        21.400      13,500        21.750      18,750        20.250
  Exercised                                        -             -     (14,250)       11.695           -             -
  Expired                                          -             -           -           -             -             -
                                          -----------               -----------               -----------
  Outstanding at end of year                 109,500        17.744      96,000        17.231      96,750        15.780
                                          ===========               ===========               ===========

  Exercisable at end of year                 109,500       $17.744      96,000        17.231      96,750        15.780
  Available for grant at end of year         129,750             -     143,250             -       6,750             -

  Price range of options:
            Outstanding                             $11.250-21.750              11.250-21.750            10.670-20.625
            Exercised                                            -              10.670-14.580                        -
            Exercisable                              11.250-21.750              11.250-21.750            10.670-20.625

     The weighted average contractual life of the options outstanding as of December 31, 2001 was 5.94 years.

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

     The Company declared dividends of $2.25 per share of Series A Preferred for each year in 2001, 2000 and 1999.

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

     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share (3,182,000 common shares), is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible.

     The Series B Preferred Stock is not redeemable by the Company at its option prior to the fifth anniversary of the original date of issuance of the Series B Preferred Stock. On and after January 1, 2004, the Series B Preferred Stock is redeemable by the Company at its option. Beginning in 2004, the Series B Preferred Stock is redeemable at 104% of par, plus accrued and unpaid dividends, declining to 103%, 102% and 101% of par in each subsequent year. Beginning January 1, 2008 and thereafter, the Series B Preferred Stock is redeemable at par. Holders of shares of the Series B Preferred Stock have 30 days following the Company's written notice of redemption to exercise their conversion rights. The Series B Preferred Stock may be redeemed in part so long as the initial redemption is for not less than 50% of the outstanding shares.

     The Company declared dividends of $2.188 per share of Series B Preferred for each year in 2001, 2000 and 1999.

Common Stock Repurchase Plan

EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during 2001. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

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

     Each whole Right will entitle the holder to buy one one-thousandth (1/1000) of a newly issued share of EastGroup's Series C Preferred Stock at an exercise price of $70.00. The Rights attach to and trade with the shares of the Company's Common Stock and Series B Preferred Stock. No separate Rights Certificates will be issued unless an event triggering the Rights occurs. The Rights will detach from the Common Stock and Series B Preferred Stock and will initially become exercisable for shares of Series C Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning 15% or more of EastGroup's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interests of EastGroup and its shareholders. The Rights will also detach from the Common Stock and Series B Preferred Stock if the Board determines that a person holding at least 9.8% of EastGroup's Common Stock intends to cause EastGroup to take certain actions adverse to it and its shareholders or that such holder's ownership would have a material adverse effect on EastGroup.

     If any person becomes the beneficial owner of 15% or more of EastGroup's Common Stock (except for Five Arrows either as a result of the ownership of the Series B Preferred Stock or in the event of conversion of the Series B Preferred Stock into common) and the Board of Directors does not within 10 days thereafter redeem the Rights, or a 9.8% holder is determined by the Board to be an adverse person, each Right not owned by such person or related parties will then enable its holder to purchase, at the Right's then-current exercise price, EastGroup Common Stock (or, in certain circumstances as determined by the Board, a combination of cash, property, common stock or other securities) having a value of twice the Right's exercise price.

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

Fair Value of Stock Options

In accordance with SFAS No. 123, the following additional disclosures are required related to options granted after January 1, 1995. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.31%, 5.04%, and 6.49%; dividend yields of 11.42%, 12.13% and 9.75%; volatility factors of 20.0%, 19.3%, and 17.0%, and expected option lives of five years for all years presented.

     The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per basic share would have been reduced to the pro forma amounts indicated below:


                                                                       ------------- ---------- ------------
                                                                           2001        2000         1999
                                                                       ------------- ---------- ------------
                                                                       (In thousands, except per share data)
         Net income available to common stockholders
           as reported                                                    $24,174      26,504       32,229
         Net income available to common stockholders
           pro forma                                                       24,107      26,414       32,058
         Net income per basic share - as reported                            1.54        1.70         2.01
         Net income per basic share - pro forma                              1.54        1.69         2.00
         Weighted average fair value of options
           granted during year                                                .68         .55          .97

Earnings Per Share

The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators
                                                                    ----------- ------------ -----------
                                                                       2001        2000         1999
                                                                    ----------- ------------ -----------
                                                                                  (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders               $24,174       26,504      32,229
  Denominator-weighted average shares outstanding                      15,697       15,623      16,046
Diluted EPS Computation
  Numerator-net income available to common stockholders plus convertible preferred stock dividends ($2,246 in 1999)
    and limited partnership distributions ($18 in 2000
    and $48 in 1999)                                                  $24,174       26,522      34,523
  Denominator:
    Weighted average shares outstanding                                15,697       15,623      16,046
    Common stock options                                                  164          147         112
    Nonvested restricted stock                                            185           13           -
    Limited partnership units                                               -           15          32
    Convertible preferred stock                                             -            -       1,172
                                                                    ----------- ------------ -----------
       Total Shares                                                    16,046       15,798      17,362
                                                                    =========== ============ ===========


     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the years ended December 31, 2001 and 2000 due to its antidilutive effect.

Comprehensive Income

Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for 2001, 2000 and 1999 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity. The unrealized change in investment securities is net of realized gains on real estate investment trust securities included in net income as shown below:

                                                                                 2001         2000          1999
                                                                              ----------- ----------- -----------
                                                                                         (In thousands)
Other comprehensive income:
     Unrealized holding gains during the period                                  $ 1,056      4,590          91
     Less reclassification adjustment for gains included in net income           (2,967)     (2,154)        (30)
                                                                              ----------- ----------- -----------
Net unrealized change in investment securities                                  ($1,911)      2,436          61
                                                                              =========== =========== ===========

(9)      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED


                            -----------------------------------------------  -----------------------------------------------
                                                 2001                                             2000
                                            Quarter Ended                                    Quarter Ended
                            -----------------------------------------------  -----------------------------------------------
                              Mar 31      Jun 30      Sep 30      Dec 31       Mar 31      Jun 30      Sep 30      Dec 31
                                                             (In thousands, except per share data)

Revenues                      $ 24,774      26,357      27,695       26,469      23,141      23,606      24,601      26,755
Expenses                       (17,961)    (18,646)    (19,085)     (19,732)    (16,177)    (17,211)    (17,667)    (19,307)
                            ----------- ----------- -----------  ----------- ----------- ----------- ----------- -----------
Income before gain (loss)
  on real estate investments     6,813       7,711       8,610        6,737       6,964       6,395       6,934       7,448
Gain (loss) on real estate
   investments                       -       3,455         (35)         891           1         620          94       8,056
                            ----------- ----------- -----------  ----------- ----------- ----------- ----------- -----------
Net income                       6,813      11,166       8,575        7,628       6,965       7,015       7,028      15,504
Preferred dividends             (2,502)     (2,502)     (2,502)      (2,502)     (2,502)     (2,502)     (2,502)     (2,502)
                            ----------- ----------- -----------  ----------- ----------- ----------- ----------- -----------
Net income available to
   common stockholders        $  4,311       8,664       6,073        5,126       4,463       4,513       4,526      13,002
                            =========== =========== ===========  =========== =========== =========== =========== ===========
BASIC PER SHARE DATA
Net income available to
   common stockholders        $   0.28        0.55        0.39         0.33        0.29        0.29        0.29        0.83
                            =========== =========== ===========  =========== =========== =========== =========== ===========
Weighted average shares
   oustanding                   15,673      15,692      15,702       15,719      15,569      15,624      15,643      15,656
                            =========== =========== ===========  =========== =========== =========== =========== ===========
DILUTED PER SHARE DATA
Net income available to
   common stockholders        $   0.27        0.53        0.38         0.32        0.28        0.29        0.29        0.76
                            =========== =========== ===========  =========== =========== =========== =========== ===========
Weighted average shares
   oustanding                   16,029      19,208      16,045       16,084      15,732      15,785      15,828      19,022
                            =========== =========== ===========  =========== =========== =========== =========== ===========

The above quarterly earnings per share calculations are based on the weighted average number of common shares outstanding during each quarter for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each quarter for diluted earnings per share. The annual earnings per share calculations in the Consolidated Statements of Income are based on the weighted average number of common shares outstanding during each year for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each year for diluted earnings per share.

     The Series B Preferred Stock, which is convertible into common stock, was included in the computation of diluted earnings per share for the quarters ended June 30, 2001, and December 31, 2000 due to its dilutive effect in such quarters.

(10)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                             ------------------------------- ---------------------------
                                                          2001                          2000
                                             ---------------- -------------- ------------ --------------
                                                Carrying          Fair        Carrying        Fair
                                                 Amount           Value        Amount         Value
                                             ---------------- -------------- ------------ --------------
                                                                    (In thousands)
         Financial Assets
            Cash and cash equivalents             $  1,767          1,767        2,861          2,861
            Investment in real estate
               investment trusts                     6,452          6,452        8,068          8,068
            Mortgage loans receivable                5,515          5,517        9,191          9,193
         Financial Liabilities
            Mortgage notes payable                 205,014        210,514      168,709        175,592
            Notes payable to banks                  86,058         86,058      102,000        102,000


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

     Mortgage Loans: The fair value of performing mortgage loans is either estimated using discounted cash flows at current interest rates for loans with similar terms and maturities or based on the estimated value of the underlying collateral adjusted for the borrower's payment history and financial strength. The Company has no nonperforming loans for the periods presented.

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

(11)     SEGMENT REPORTING

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major sunbelt regions of the United States and have similar economic characteristics and also meet the other criteria that permit the industrial properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include gains from sales of nondepreciable real estate (land). The Company uses FFO as a measure of the performance of its industry as an equity real estate investment trust. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents on a comparative basis for the three fiscal years reported PNOI, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                                            -------------- ------------ ------------
                                                                                2001          2000         1999
                                                                            -------------- ------------ ------------
                                                                                        (In thousands)

Property Revenues:
    Industrial                                                                  $99,070       90,176       77,677
    Other                                                                         1,490        3,730        5,643
                                                                            -------------- ------------ ------------
                                                                                100,560       93,906       83,320
                                                                            -------------- ------------ ------------
Property Expenses:
    Industrial                                                                  (25,183)     (21,055)     (17,723)
    Other                                                                          (454)      (1,304)      (2,218)
                                                                            -------------- ------------ ------------
                                                                                (25,637)     (22,359)     (19,941)
                                                                            -------------- ------------ ------------
Property Net Operating Income:
    Industrial                                                                   73,887       69,121       59,954
    Other                                                                         1,036        2,426        3,425
                                                                            -------------- ------------ ------------
Total Property Net Operating Income                                              74,923       71,547       63,379
                                                                            -------------- ------------ ------------

Gain on securities                                                                2,967        2,154           30
Gain on nondepreciable real estate investments                                        -          620            -
Other income                                                                      1,768        2,043        2,886
Interest expense                                                                (17,823)     (18,570)     (17,688)
General and administrative expense                                               (4,573)      (5,607)      (4,519)
Minority interest in earnings                                                      (511)        (535)        (674)
Dividends on Series A preferred shares                                           (3,880)      (3,880)      (3,880)
Limited partnership unit distributions                                                -           18           48
                                                                            -------------- ------------ ------------

Funds From Operations                                                            52,871       47,790       39,582

Depreciation and amortization                                                   (27,041)     (23,449)     (20,239)
Share of joint venture depreciation and amortization                                161          158          241
Gain on depreciable real estate investments                                       4,311        8,151       15,357
Limited partnership unit distributions                                                -          (18)         (48)
Dividends on Series B convertible preferred shares                               (6,128)      (6,128)      (2,246)
Cumulative effect of change in accounting principle                                   -            -         (418)
                                                                            -------------- ------------ ------------

Net Income Available to Common Stockholders                                      24,174       26,504       32,229
Dividends on preferred shares                                                    10,008       10,008        6,126
                                                                            -------------- ------------ ------------

NET INCOME                                                                      $34,182       36,512       38,355
                                                                            ============== ============ ============

Assets:
    Industrial                                                                 $727,264      668,053      616,078
    Other                                                                         7,069            -        6,919
                                                                            -------------- ------------ ------------
                                                                                734,333      668,053      622,997
    Less accumulated depreciation                                               (92,060)     (66,492)     (46,829)
                                                                            -------------- ------------ ------------
                                                                                642,273      601,561      576,168
                                                                            -------------- ------------ ------------

   Real estate held for sale                                                      1,907       26,602       18,051
      Less accumulated depreciation                                                (141)      (3,628)      (4,750)
                                                                            -------------- ------------ ------------
                                                                                  1,766       22,974       13,301
                                                                            -------------- ------------ ------------

   Mortgage loans                                                                 5,515        9,191        8,706
   Investment in real estate investment trusts                                    6,452        8,068       15,708
   Cash                                                                           1,767        2,861        2,657
   Other assets                                                                  26,009       21,550       15,611
                                                                            -------------- ------------ ------------

Total Assets                                                                   $683,782      666,205      632,151
                                                                            ============== ============ ============

REAL ESTATE INVESTMENT CAPITAL EXPENDITURES
   Acquisitions                                                                 $13,804       13,628       57,672
   Developments                                                                  30,735       40,661       45,846

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

(13)     RELATED PARTY TRANSACTIONS

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of March 6, 2002 we reported on the consolidated balance sheets of EastGroup Properties, Inc., and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the 2001 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Jackson, Mississippi                            KPMG LLP
March 6, 2002

                                             SCHEDULE III
                            REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                      DECEMBER 31, 2001 (IN THOUSANDS)

                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to      Gross Amount at Which
                                   the Company         Acquisition    Carried at Close of Period
                             ---------------------- ----------------- ---------------------------
                                                                                                 Accumulated
                                     Buildings and  Capitalized             Buildings and        Depreciation     Year       Year
Description      Encumbrances  Land  Improvements     Costs    Other  Land  Improvements  Total  Dec. 31, 2001  Acquired Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real estate
 properties
 (c) and (d):
Industrial:
 FLORIDA
  56th Street     $  1,898      843      3,567         1,509     -     843      5,076     5,919       1,483       1993    1981/86/97
  Airport
    Commerce             -    1,257      4,012           483     -   1,257      4,495     5,752         469       1998          1998
  Altamonte              -    1,518      2,661           296     -   1,518      2,957     4,475         487       1999     1980/1982
  Benjamin I & II        -      843      3,963            54    40     883      4,017     4,900         713       1997          1996
  Blue Heron             -      975      3,626           768     -     975      4,394     5,369         476       1999          1986
  Chancellor
    Distribution         -      291      1,711            16     -     291      1,727     2,018         383    1996/97       1996/97
  Cypress Creek          -        -      2,465           568     -       -      3,033     3,033         495       1997          1986
  Deerwood           1,451    1,147      1,799         1,159     -   1,147      2,958     4,105         851       1989          1978
  Ellis Dist.
    Center               -      540      7,513           426     -     540      7,939     8,479       1,046       1997          1977
  Exchange
    Distribution     2,096      603      2,414           854     -     603      3,268     3,871         883       1994          1975
  Interstate
    Commerce             -      485      2,652           314     -     485      2,966     3,451         591       1998          1988
  Jetport
    517 & 518            -      541      2,175           152     -     541      2,327     2,868         360       1999     1981/1982
  JetPort Commerce
    Park             3,360    1,034      4,416         1,673     -   1,034      6,089     7,123       1,881 1993/94/95    1974/79/85
  John Young Commerce
    Center II            -      512      3,613          (363)    -     512      3,250     3,762         409       1998          1999
  John Young Commerce
    Center I             -      497      2,444           282     -     497      2,726     3,223         367    1997/98       1997/98
  Sunbelt II             -      191        575           190     -     191        765       956         321       1989          1974
  Lake Pointe       10,312    3,442      6,450         2,529     -   3,442      8,979    12,421       3,098       1993       1986/87
  Linpro
    Distribution         -      613      2,243           470     3     616      2,713     3,329         569       1996          1986
  Lockhart Dist.
    Center               -        -      3,489           772     -       -      4,261     4,261         662       1997          1986
  Benjamin III           -      407      1,503             8     -     407      1,511     1,918         391       1999          1988
  Palm River I           -      540      2,131           240     -     540      2,371     2,911         370       1997          1990
  Palm River II          -      650      2,494           197     -     650      2,691     3,341         725    1997/98       1997/98
  Palm River North II    -      724      4,418            60   (90)    634      4,478     5,112         250    1997/98          1999
  Phillips               -    1,375      2,961         1,965     -   1,375      4,926     6,301       1,392       1994       1984/95
  Premier Beverage       -    1,110      6,126           133    (1)  1,109      6,259     7,368         599       1998          1998
  Sample 95 II           -      815      3,242          (122)    -     815      3,120     3,935         362       1998          1999
  Sample I-95            -    1,565      6,262           318     -   1,565      6,580     8,145       1,441       1996          1990
  Sunbelt                -    1,034      5,056           707     -   1,034      5,763     6,797       2,029       1989          1987
  Sunbelt II             -      249        114         1,989     -     249      2,103     2,352         308    1997/98       1997/98
  Walden II              -      465          -         4,033     -     465      4,033     4,498         539       1998          1998
  Westlake Dist.
    Center               -      613      4,223           104     -     613      4,327     4,940         592       1998          1999
  Westlake II            -      720      2,775           191     -     720      2,966     3,686          80       1998          1998
  Westport           2,790      980      3,800         1,538     -     980      5,338     6,318       1,133       1994       1983/87
  Westside Dist.
    Center               -    1,170     12,400         1,701     -   1,170     14,101    15,271       1,929       1997          1984
  Sunport                -      555      1,564           832     -     555      2,396     2,951         104       1999          1999
  Sunport II             -      597      3,868          (224)    -     597      3,644     4,241         153       1999          2001
  Beach Commerce
    Center               -      476      1,899            92     -     476      1,991     2,467          22       2000          2000
  Palm River
    North I & III        -    1,005      4,688           129     -   1,005      4,817     5,822          65       1998          2000
 CALIFORNIA
  Chestnut Dist.
    Center               -    1,674      3,465            30     -   1,674      3,495     5,169         248       1998          1999
  Dominguez
    Dist. (f)        7,126    2,006      8,025           856     -   2,006      8,881    10,887       1,464       1996          1977
  Eastlake Dist.
    Center           3,819    3,046      6,888           188     -   3,046      7,076    10,122       1,025       1997          1989
  Ethan Allen (g)    5,954    2,544     10,175            95     -   2,544     10,270    12,814       1,222       1998          1980
  Huntwood
    Associates      11,933    3,842     15,368           126     -   3,842     15,494    19,336       2,980       1996          1988
  Industry
    Dist. (f)       15,034   10,230     12,373           365     -  10,230     12,738    22,968       1,786       1998          1959
  Kingsview
    Indus. (f)       2,105      643      2,573             -     -     643      2,573     3,216         418       1996          1980
  Main Street            -    1,606      4,103           138     -   1,606      4,241     5,847         337       1999          1999
  San Clemente           -      893      2,004             -     -     893      2,004     2,897         218       1997          1978
  Shaw Commerce (f)  9,544    2,465     11,627           489     -   2,465     12,116    14,581       1,650       1998    1978/81/87
  University Bus.
    Center          19,361    5,517     22,067         1,171     3   5,520     23,238    28,758       4,003       1996       1987/88
  Walnut Bus.
    Center (f)       5,451    2,885      5,274           169     -   2,885      5,443     8,328       1,020       1996       1966/90
  Washington (f)     4,394    1,636      4,900           177     -   1,636      5,077     6,713         729       1997       1996/97
  Wiegman
    Associates       5,507    2,197      8,788           716   111   2,308      9,504    11,812       1,423       1996       1986/87
  Yosemite               -      259      7,058           115     -     259      7,173     7,432         764       1999     1974/1987
 TEXAS
  Ambassador Row         -    1,156      4,625         1,125     -   1,156      5,750     6,906         962       1998     1958/1965
  America Plaza (h)  3,765      662      4,660             -     -     662      4,660     5,322         745       1998          1996
  Butterfield Trail
    Industrial (i)  16,026        -     19,842         1,694     -       -     21,536    21,536       3,469       1997          1995
  Central Green (h)  3,369      566      4,031            12     -     566      4,043     4,609         619       1999          1998
  Founders Business
    Center (i)       1,840        -      2,302           171     -       -      2,473     2,473         118       2000          1987
  Glenmont I (i)     3,096      496      3,735           (70)    -     496      3,665     4,161         220       1998          1999
  Glenmont II (i)    2,889      440      2,681           762     -     440      3,443     3,883         169       1998          2000
  Interstate III         -      520      2,008            52     -     520      2,060     2,580         145       2000          1979
  Interstate
    I & II (i)       5,947    1,757      4,941         1,294     -   1,757      6,235     7,992       2,514       1988          1978
  Lockwood Dist.
    Center               -      749      5,444           254     -     749      5,698     6,447         705       1997       1968/69
  Northwest Point        -    1,243      5,640           813     -   1,243      6,453     7,696       1,352       1994       1984/85
  Rojas (i)          4,042      900      3,659           873     -     900      4,532     5,432         837       1999          1986
  Stemmons Circle
    (i)              1,870      363      2,014           136     -     363      2,150     2,513         543       1998          1977
  North Stemmons         -      619      3,264            47     -     619      3,311     3,930         119       2001          1979
  Venture Warehouses
    (i)              4,562    1,452      3,762           916     -   1,452      4,678     6,130       1,965       1988          1979
  Viscount               -      395      1,578           259     -     395      1,837     2,232         290       1998          1965
  West Loop I (i)    1,929      465      1,872           255     -     465      2,127     2,592         156       2000          1980
  West Loop II (i)   2,418      440      2,511           298     -     440      2,809     3,249         435       1997          1980
  World Houston
    1 and 2          4,383      660      5,893           240     -     660      6,133     6,793       1,147       1998          1996
  World Houston
    3,4,5 (h)        5,250    1,025      6,413           138     -   1,025      6,551     7,576       1,230       1998          1998
  World Houston
    6 (h)            2,378      425      2,423            38     -     425      2,461     2,886         427       1998          1998
  World Houston
    7 & 8 (h)        6,044      680      4,584         3,035     -     680      7,619     8,299       1,348       1998          1998
  World Houston
    9 (h)            5,251      800      4,355         1,422     -     800      5,777     6,577         411       1998          1998
  World Houston
    10                   -      933      4,779             7     -     933      4,786     5,719         185       2001          1999
  World Houston
    11                   -      638      3,816           357     -     638      4,173     4,811          85       1999          1999
  World Houston
    Land (e)             -    1,147          -            34     -   1,181          -     1,181           -       2000           n/a
 ARIZONA
  35th Avenue            -      418      2,381            71     -     418      2,452     2,870         311       1997          1967
  51st Avenue            -      300      2,029            95     -     300      2,124     2,424         339       1998          1987
  55th Avenue Dist.
    Center (g)       2,191      912      3,717            81     5     917      3,798     4,715         457       1998          1987
  7th Street Dist.
    Center (g)         903      373      1,490            81     -     373      1,571     1,944         196       1998          1987
  Airport Dist.          -    1,103      4,672             8     -   1,103      4,680     5,783         550       1998          1995
  Broadway Indus.
    Center               -      837      3,349           390     -     837      3,739     4,576         851       1996          1971
  Broadway Indus. #2     -      455        482            79     -     455        561     1,016          77       1999          1971
  Broadway Indus. #3     -      775      1,742            24     -     775      1,766     2,541         219       2000          1983
  Broadway Indus. #4     -      380      1,652             -     -     380      1,652     2,032         102       2000          1986
  Chamberlain        2,326      506      3,564            13     -     506      3,577     4,083         469       1997          1994
  East University
    I and II (g)     2,645    1,120      4,482            90     -   1,120      4,572     5,692         566       1998       1989/87
  Estrella East      2,404      628      4,694            98     -     628      4,792     5,420         586       1998          1988
  Interstate
    Commons              -      798      3,632           179     -     798      3,811     4,609         423       1999          1988
  Interstate
    Commons II           -      320      2,447             -     -     320      2,447     2,767          26       1999          2000
  Kyrene             1,014      850      2,044            47     -     850      2,091     2,941         282       1999          1981
  Metro Business
    Park                 -    1,927      7,708           729     -   1,927      8,437    10,364       1,594       1996       1977/79
  Southpointe            -        -      3,982         1,752     -       -      5,734     5,734         573       1999          1989
  Southpark                     918      2,738            68     -     918      2,806     3,724           -       2001          2000
 TENNESSEE
  Airpark II             -       66        263            34     -      66        297       363          40       1998          1975
  Airpark Dist.          -      250      1,916           138     -     250      2,054     2,304         234       1998          1975
  Delp I, II, & III      -    1,049      4,197           372     -   1,049      4,569     5,618         639       1998          1977
  Getwell                -      151        603           109     -     151        712       863          91       1998          1972
  JC Penney              -      486      1,946             1     -     486      1,947     2,433         230       1998          1972
  Lamar I & II       2,030    1,332      5,398           234     -   1,332      5,632     6,964         716       1998       1978/80
  Senator Street         -      540      2,187           275     -     540      2,462     3,002         316       1997          1982
  Senator Street II      -      435      1,742            97     -     435      1,839     2,274         206       1998          1968
  Southeast Crossing     -    1,802     10,267           486     -   1,802     10,753    12,555       1,350       1999     1987/1997
 LOUISIANA
  Elmwood Business
    Park                 -    2,861      6,337           740     -   2,861      7,077     9,938       1,791       1997          1979
  Riverbend Business
    Park                 -    2,592     17,623           665     -   2,592     18,288    20,880       3,573       1997          1984
 COLORADO
  Rampart                -    1,023      3,861           431     -   1,023      4,292     5,315       1,601       1988          1987
  Rampart II             -      230      2,977            86     -     230      3,063     3,293         744    1996/97       1996/97
  Rampart III            -    1,098          -         5,053     -   1,098      5,053     6,151         346    1997/98          1999
 OKLAHOMA
  Braniff Park West      -    1,066      4,641           791     -   1,066      5,432     6,498       1,178       1996          1974
  Northpointe
    Commerce             -      777      3,113             1     -     777      3,114     3,891         284       1998     1996/1997
 MISSISSIPPI
  Interchange Bus.
    Park                 -      343      5,007           458     -     343      5,465     5,808       1,056       1997          1981
 MICHIGAN
  Auburn Facility    4,307    3,230     12,922           129     -   3,230     13,051    16,281       1,556       1998          1986
                  ---------------------------------------------------------------------------------------------
                   205,014  122,307    508,637        58,745    71 122,412    567,348   689,760      91,083
                  ---------------------------------------------------------------------------------------------

Industrial Development:
 FLORIDA
  Orlando Central
    Park - lot 60        -      309          -            53     -     309         53       362           -       2000           n/a
  Palm River South       -    1,309          -           376     -   1,309        376     1,685           -       2000           n/a
  Sabal                  -      351          -           235     -     351        235       586           -       1998           n/a
  Walden                 -      337          -         3,203     -     337      3,203     3,540          75    1997/98          1999
  Executive Airport
    Commerce Center      -    1,987          -           384     4   1,991        384     2,375           -       2001           n/a
  Sunport III & IV       -      310          -         3,776     -   1,285      2,801     4,086           -       1999           n/a
  Sunport V & VI              1,422          -           179     -   1,422        179     1,601           -       2001           n/a
 TEXAS
  Techway Southwest I    -      729          -         3,481     -     729      3,481     4,210           -       2000          2000
  Techway Southwest II   -      841          -           201     -     841        201     1,042           -       2000           n/a
  Techway Southwest III  -      841          -           201     -     841        201     1,042           -       1999           n/a
  World Houston Land     -    2,534          -           427     -   2,961          -     2,961           -       2000           n/a
  Americas Ten           -    1,997          -         2,212     -   1,997      2,212     4,209           -       2001           n/a
  World Houston 14       -      477          -         1,856     -     477      1,856     2,333           -       2000           n/a
  World Houston 13       -      282          -         1,017     -     282      1,017     1,299           -       2000           n/a
  World Houston 12       -      340          -           192     -     340        192       532           -       2000           n/a
 ARIZONA
  Kyrene II              -      640          -         2,408     -     640      2,408     3,048          38       1999          2000
  Airport II             -      299          -            27     -     300         26       326           -       2000           n/a
  Interstate
    Commons III          -      237          -            85     -     242         80       322           -       2000           n/a
  SanTan 10              -      820          -           112     -     846         86       932           -       2001           n/a
 MISSISSIPPI
  Metro Airport
    Commerce Center      -      583          -            45     1     584         45       629           -       2001           n/a
  Tower Automotive       -        -          -           384     -       -        384       384           -       2001           n/a
                  ---------------------------------------------------------------------------------------------
                         -   16,645          -        20,854     5  18,084     19,420    37,504         113
                  ---------------------------------------------------------------------------------------------

Office Buildings:
 CALIFORNIA
  Los Angeles
    Corporate Center     -    1,363      5,453           253     -   1,363      5,706     7,069         864       1996          1986
                  ----------------------------------------------------------------------------------------------
                         -    1,363      5,453           253     -   1,363      5,706     7,069         864
                  ----------------------------------------------------------------------------------------------

Operating Properties Held For Sale:
 Industrial:
 TEXAS
  World Houston
    land (e)             -      765          -             8     -     773          -       773           -       2000           n/a
  Carpenter              -      208        833            93     -     208        926     1,134         141       1998          1958
                  ----------------------------------------------------------------------------------------------
                         -      973        833           101     -     981        926     1,907         141
                  ----------------------------------------------------------------------------------------------

Total real estate
  owned (a)(b)    $205,014  141,288    514,923        79,953    76 142,840    593,400   736,240      92,201
                  ===============================================================================================

(a)      Changes in Real Estate Properties follow:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                2001             2000             1999
                                                            --------------    ------------     ------------
                                                                             (In thousands)
Balance at beginning of year                                     $694,655         641,048          573,751
Improvements                                                       37,357          51,272           55,243
Purchase of real estate properties                                 13,804          13,628           57,672
Carrying amount of investments sold                                (9,576)        (11,293)         (45,170)
Write-off of depreciated assets                                         -               -             (448)
                                                              ------------    ------------     ------------
Balance at end of year (1)                                       $736,240         694,655          641,048
                                                              ============    ============     ============

(1) Includes 20% minority interest in University Business Center totaling $5,752,000 at December 31, 2001 and 20% minority interest in University Business Center and IBG Wiegman Road Associates totaling $7,998,000 at December 31, 2000.

Changes in the accumulated depreciation on real estate properties follow:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                2001             2000             1999
                                                            --------------    ------------     ------------
                                                                             (In thousands)
Balance at beginning of year                                      $70,120          51,579           42,836
Depreciation expense                                               24,439          21,354           18,640
Accumulated depreciation on assets sold                            (2,352)         (2,813)          (9,897)
Other                                                                  (6)              -                -
                                                              ------------    ------------     ------------
Balance at end of year                                            $92,201          70,120           51,579
                                                              ============    ============     ============

(b) The aggregate cost for federal income tax purposes is approximately $565,068,000. The federal income tax return for the year ended December 31, 2001 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 2001 is based on preliminary data.

(c) Reference is made to impairment losses on real estate investments in the notes to consolidated financial statements.

(d) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (3 to 10 years).

(e) The investment is not producing income to the Company as of December 31, 2001 and 2000.

(f)  EastGroup  has  a  $43,655,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry and Shaw.

(g) EastGroup has an $11,693,000 nonrecourse first mortgage loan with Prudential Life secured by East University I & II, 7th Street, 55th Street and Ethan Allen.

(h) EastGroup has a $26,057,000 nonrecourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3 through 9.

(i)  EastGroup  has  a  $44,619,000   nonrecourse   first   mortgage  loan  with
Metropolitan  Life  secured  by  Interstate  Distribution,   Venture,  Stemmons,
Glenmont I & II, West Loop I & II, Butterfield, Founders and Rojas.


                                  SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2001
                                 (In Thousands)

                                            Number of          Interest             Final               Periodic
                                              Loans              Rate           Maturity Date        Payment Terms
                                           ------------     ----------------    ---------------    -------------------
First mortgage loans (c):
INDUSTRIAL:
   Freeport, Houston, Texas                     1                9.00%              12/02           Interest monthly
OTHER                                           1                8.50%              01/08             P&I monthly
                                           ------------
Total first mortgage loans                      2
                                           ============

                                                                                                    Principal
                                                  Face Amount             Carrying               Amount of Loans
                                                 of Mortgages             Amount of           Subject to Delinquent
                                                 Dec. 31, 2001            Mortgages           Principal or Interest (d)
                                                ----------------         ------------         -------------------------
First mortgage loans (c):
INDUSTRIAL:
   Freeport, Houston, Texas                            $5,500                $5,500                               -
OTHER                                                      15                    15                               -
                                                ----------------         ------------         -------------------------
Total first mortgage loans                             $5,515                $5,515  (a)(b)                       -
                                                ================         ============         =========================

Notes:

(a) Changes in mortgage loans follow:

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                    2001               2000              1999
                                                             --------------------------------------------------------
                                                                                 (In thousands)
                                                             --------------------------------------------------------
Balance at beginning of year                                         $9,191               8,706              8,814
Advances on mortgage notes receivable                                 1,064               4,609              8,186
Payments on mortgage notes receivable                                (4,740)             (4,124)           (10,139)
Amortization of discount on loans, net                                    -                   -                330
Deferred gains                                                            -                   -              1,515
                                                             --------------------------------------------------------
Balance at end of year                                               $5,515               9,191              8,706
                                                             ========================================================

(b) The aggregate cost for federal income tax purposes is approximately $5,515,000.

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

                                      EASTGROUP PROPERTIES, INC.

                                      By:  /s/ David H. Hoster II
                                      David  H.  Hoster  II,  Chief  Executive
                                      Officer,  President  & Director
                                      March 13, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



*                                         *
D. Pike Aloian, Director                  Alexander G. Anagnos, Director
March 12, 2002                            March 12, 2002


*                                         *
H. C. Bailey, Jr., Director               Hayden C. Eaves III, Director
March 12, 2002                            March 12, 2002


*                                         *
Fredric H. Gould, Director                David M. Osnos, Director
March 12, 2002                            March 12, 2002


*                                         * /s/ N. Keith McKey
Leland R. Speed, Chairman of the Board    By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)             March 13, 2002
March 12, 2002



/s/ Bruce Corkern
Bruce Corkern, Sr. Vice President & Controller
(Principal Accounting Officer)
March 13, 2002


/s/ N. Keith McKey
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
March 13, 2002

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

(10) Material Contracts:
   (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).*
   (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's Proxy Statement dated April 26, 1994).*
   (c) EastGroup Properties 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 1, 2000.)*
   (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and
       N. Keith  McKey) (incorporated  by  reference  to the  Registrant's
       1996 Annual  Report on Form 10-K).*
   (e) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
   (f) Operating Agreement dated September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
   (g) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
   (h) Credit Agreement dated January 8, 2002 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent; SouthTrust Bank, as Co-Syndication Agent; U.S. Bank, National Association, as Documentation Agent; Wells Fargo Bank, National Association, as Co-Documentation Agent; AmSouth Bank, as Managing Agent; PNC Capital Market, Inc., as Lead Arranger and Lead Agent; and the Lenders (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001).

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

                              PART IV                               (Exhibit 21)

ITEM 25.  LIST OF SUBSIDIARIES

100% Owned Subsidiaries of EastGroup Properties, Inc.

         EastGroup Properties General Partners, Inc.
         EastGroup Properties Holdings, Inc.
         Nash IND Corporation
         EastGroup TRS, Inc.

Partnerships and LLC's with Partners and Members Indented:

         EastGroup Properties, LP
             99% EastGroup Properties Holdings, Inc.
              1% EastGroup Properties General Partners, Inc. M.O.R. XXXVI Associates Limited
             99% EastGroup Properties, Inc.
              1% EastGroup Properties LP
         Sample I-95 Associates
             99% EastGroup Properties LP
              1% EastGroup Properties General Partners, Inc. EastGroup Tennessee Properties, LP
             95% EastGroup Properties Holdings, Inc.
              5% Nash IND Corporation
         University Business Center Associates
             80% Profit interest EastGroup Properties, LP
             49% Capital interest EastGroup Properties, LP 31% Capital interest EastGroup Properties, Inc. 20% JCB Limited
         EastGroup Southbay, LLC
            100% EastGroup Properties, LP
         EastGroup Property Services, LLC
            100% EastGroup Properties, LP
         EastGroup Property Services of Florida, LLC
            100% EastGroup Property Services, LLC

                                                                    Exhibit (23)



                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors
EastGroup Properties, Inc.

     We consent to incorporation by reference in the registration statement (No. 333-29193) on Form S-3 and the registration statement (No. 33-60909) on Form S-8 of EastGroup Properties, Inc. of our reports dated March 6, 2002, relating to the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and all related schedules, which reports appear in the December 31, 2001 Annual Report on Form 10-K of EastGroup Properties, Inc.



Jackson, Mississippi                                    KPMG LLP
March 12, 2002

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2001 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.



                                 /s/ D. Pike Aloian
                                 D. Pike Aloian
                                 Director

March 12, 2002

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2001 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ Alexander G. Anagnos
                                    Alexander G. Anagnos
                                    Director

March 12, 2002

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2001 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ H. C. Bailey, Jr.
                                    H. C. Bailey, Jr.
                                    Director

March 12, 2002

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2001 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ Hayden C. Eaves III
                                    Hayden C. Eaves III
                                    Director

March 12, 2002

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2001 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                      /s/ Fredric H. Gould
                                      Fredric H. Gould
                                      Director

March 12, 2002

                                                                    Exhibit (24)

                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2001 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                      /s/ David M. Osnos
                                      David M. Osnos
                                      Director

March 12, 2002

                                                                    Exhibit (24)

                            EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2001 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                       /s/ Leland R. Speed
                                       Leland R. Speed
                                       Chairman of the Board

March 12, 2002