Form 10-Q
period 2002-03-31
EASTGROUP PROPERTIES INC
filed 2002-05-10
CIK 49600

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002               COMMISSION FILE NUMBER 1-7094

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

                                YES (x) NO ( )

     The number of shares of common stock, $.0001 par value, outstanding as of May 9, 2002 was 16,074,935.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002


PART I.       FINANCIAL INFORMATION                                                                                 Pages
              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, March 31, 2002 (unaudited)
                           and December 31, 2001                                                                       3

                           Consolidated statements of income for the three months
                           ended March 31, 2002 and 2001 (unaudited)                                                   4

                           Consolidated statement of changes in stockholders' equity
                           for the three months ended March 31, 2002 (unaudited)                                       5

                           Consolidated statements of cash flows for the three months
                           ended March 31, 2002 and 2001 (unaudited)                                                   6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        11

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 17


SIGNATURES

Authorized signatures                                                                                                 18

                                         EASTGROUP PROPERTIES, INC.
                                        CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    March 31, 2002      December 31, 2001
                                                                                --------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties:
      Industrial                                                                $          690,184               689,760
      Industrial development                                                                43,217                37,504
      Other                                                                                  7,069                 7,069
                                                                                --------------------------------------------
                                                                                           740,470               734,333
      Less accumulated depreciation                                                        (97,323)              (92,060)
                                                                                --------------------------------------------
                                                                                           643,147               642,273
                                                                                --------------------------------------------

  Real estate held for sale                                                                  7,350                 1,907
      Less accumulated depreciation                                                         (1,245)                 (141)
                                                                                --------------------------------------------
                                                                                             6,105                 1,766
                                                                                --------------------------------------------

  Mortgage loans                                                                             5,515                 5,515
  Investment in real estate investment trusts                                                4,740                 6,452
  Cash                                                                                       1,367                 1,767
  Other assets                                                                              26,012                26,009
                                                                                --------------------------------------------
      TOTAL ASSETS                                                              $          686,886               683,782
                                                                                ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $          203,722               205,014
  Notes payable to banks                                                                    92,118                86,058
  Accounts payable & accrued expenses                                                       11,702                12,801
  Other liabilities                                                                          7,905                 7,460
                                                                                --------------------------------------------
                                                                                           315,447               311,333
                                                                                --------------------------------------------

  Minority interest in joint ventures                                                        1,744                 1,739

STOCKHOLDERS' EQUITY
    Series A 9.00% Cumulative Redeemable Preferred
        Shares and additional paid-in capital; $.0001 par value;
        1,725,000 shares authorized and issued; stated
        liquidation preference of $43,125                                                   41,357                41,357
    Series B 8.75% Cumulative Convertible Preferred
        Shares and additional paid-in capital; $.0001 par value;
        2,800,000 shares authorized and issued; stated
        liquidation preference of $70,000                                                   67,178                67,178
    Series C Preferred Shares; $.0001 par value; 600,000
         shares authorized; no shares issued                                                     -                     -
    Common shares; $.0001 par value; 64,875,000
        shares authorized; 16,074,935 shares issued at
        March 31, 2002 and 15,912,060 at December 31, 2001                                       2                     2
    Excess shares; $.0001 par value; 30,000,000 shares
        authorized; no shares issued                                                             -                     -
    Additional paid-in capital on common shares                                            242,813               240,197
    Undistributed earnings                                                                  19,813                23,753
    Accumulated other comprehensive income                                                   1,465                 1,193
    Unearned compensation                                                                   (2,933)               (2,970)
                                                                                ---------------------------------------------
                                                                                           369,695               370,710
                                                                                ---------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $          686,886               683,782
                                                                                =============================================

See accompanying notes to consolidated financial statements.


                                      EASTGROUP PROPERTIES, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)
                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ------------------------------------------
                                                                                       2002                  2001
                                                                                ------------------------------------------
REVENUES
Income from real estate operations                                              $       24,765               24,227
Interest:
  Mortgage loans                                                                           123                  109
  Other interest                                                                            13                   20
Gain on sale of securities                                                                 421                    -
Other                                                                                      144                  200
                                                                                ------------------------------------------
                                                                                        25,466               24,556
                                                                                ------------------------------------------
EXPENSES
Operating expenses from real estate operations                                           7,071                5,976
Interest                                                                                 4,175                4,509
Depreciation and amortization                                                            7,052                6,178
General and administrative                                                               1,087                1,103
Minority interest in joint ventures                                                         93                   85
                                                                                ------------------------------------------
                                                                                        19,478               17,851
                                                                                ------------------------------------------

INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                                                5,988                6,705

Gain on real estate investments                                                             93                    -
                                                                                ------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                        6,081                6,705

Income from discontinued operations                                                         29                  108
                                                                                ------------------------------------------

NET INCOME                                                                               6,110                6,813

Preferred dividends-Series A                                                               970                  970
Preferred dividends-Series B                                                             1,532                1,532
                                                                                ------------------------------------------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                                           $        3,608                4,311
                                                                                ==========================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $         0.23                 0.27
  Income from discontinued operations                                                     0.00                 0.01
                                                                                ------------------------------------------
  Net income available to common stockholders                                   $         0.23                 0.28
                                                                                ==========================================

  Weighted average shares outstanding                                                   15,772               15,673
                                                                                ==========================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $         0.22                 0.26
  Income from discontinued operations                                                     0.00                 0.01
                                                                                ------------------------------------------
  Net income available to common stockholders                                   $         0.22                 0.27
                                                                                ==========================================

  Weighted average shares outstanding                                                   16,166               16,029
                                                                                ==========================================

See accompanying notes to consolidated financial statements.

                                     EASTGROUP PROPERTIES, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES
                                  IN STOCKHOLDERS' EQUITY (UNAUDITED)
                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                                                                                             Accumulated
                                                                 Additional                                     Other
                                          Preferred    Common      Paid-In    Unearned     Undistributed    Comprehensive
                                           Stock       Stock      Capital    Compensation     Earnings          Income        Total
                                          ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                $108,535        2        240,197      (2,970)        23,753            1,193      370,710
 Comprehensive income
    Net income                                   -        -              -           -          6,110                -        6,110
    Net unrealized change in
      investment securities                      -        -              -           -              -              272          272
                                                                                                                           ---------
      Total comprehensive income                                                                                              6,382
                                                                                                                           ---------
 Cash dividends declared-common,
    $ .47 per share                              -        -              -           -         (7,548)               -       (7,548)
 Preferred stock dividends declared              -        -              -           -         (2,502)               -       (2,502)
 Issuance of 6,762 shares of common stock,
  incentive compensation                         -        -            151           -              -                -          151
 Issuance of 3,544 shares of common stock,
  dividend reinvestment plan                     -        -             92           -              -                -           92
 Issuance of 148,319 shares of common stock,
  exercise options                               -        -          2,301           -              -                -        2,301
 Issuance of 8,250 shares of common stock,
  incentive restricted stock                     -        -            185        (185)             -                -            -
 Forfeiture of 4,000 shares of common stock,
  incentive restricted stock                     -        -           (113)         90              -                -          (23)
 Amortization of unearned compensation,
  incentive restricted stock                     -        -              -         132              -                -          132
                                          ------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                   $108,535        2        242,813      (2,933)        19,813            1,465      369,695
                                          ==========================================================================================

See accompanying notes to consolidated financial statements.

                                          EASTGROUP PROPERTIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ------------------------------------------
                                                                                       2002                  2001
                                                                                ------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                  $      6,110                6,813
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization from continuing operations                       7,052                6,178
        Depreciation and amortization from discontinued operations                        73                   66
        Gain on real estate investments, net                                             (93)                   -
        Gain on real estate investment trust shares                                     (421)                   -
        Amortization of unearned compensation                                            109                   92
        Minority interest depreciation and amortization                                  (43)                 (40)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                              1,326               (3,163)
          Accounts payable, accrued expenses and prepaid rent                            (91)                 (54)
                                                                                -----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             14,022                9,892
                                                                                -----------------------------------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                  -                4,565
    Advances on mortgage loans receivable                                                  -                 (599)
    Proceeds from sale of real estate investments                                      1,111                    -
    Real estate improvements                                                          (1,789)              (1,186)
    Real estate development                                                          (10,925)              (7,643)
    Purchases of real estate                                                               -               (9,595)
    Purchases of real estate investment trust shares                                       -               (2,931)
    Proceeds from sale of real estate investment trust shares                          2,405                    -
    Changes in other assets and other liabilities                                       (963)               3,472
                                                                                -----------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (10,161)             (13,917)
                                                                                -----------------------------------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                    106,705               54,072
    Principal payments on bank borrowings                                           (100,645)             (34,913)
    Proceeds from mortgage notes payable                                                   -                    -
    Principal payments on mortgage notes payable                                      (1,292)              (4,794)
    Debt issuance costs                                                               (1,007)                (192)
    Distributions paid to stockholders                                                (9,955)              (9,561)
    Proceeds from exercise of stock options                                            2,301                  177
    Proceeds from dividend reinvestment plan                                              92                   91
    Other                                                                               (460)                (264)
                                                                                -----------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (4,261)               4,616
                                                                                -----------------------------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                        (400)                 591
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,767                2,861
                                                                                -----------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      1,367                3,452
                                                                                =========================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                           $      4,214                5,095


See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2001 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

(3)      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations after June 30, 2001. At March 31, 2002 and December 31, 2001, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. Amortization of goodwill expense for 2001 was $61,000. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. The Company periodically reviews the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at March 31, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has evaluated the effect of adopting this statement and believes the effect of adoption will have no impact to its financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." See Note 4 for a discussion of the effect that this statement had on the Company's financial statement presentation.

(4)      REAL ESTATE HELD FOR SALE

Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale. At March 31, 2002, the Company had one industrial property and two parcels of land held for sale. There can be no assurances that such properties will be sold.

     In accordance with the guidelines established under SFAS No. 144, operations from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income from discontinued operations for the quarters ended March 31, 2002 and 2001. No interest expense was allocated to the properties that are held for sale.

(5)      OTHER ASSETS

A summary of the Company's other assets follows:

                                                                  March 31, 2002         December 31, 2001
                                                              -----------------------------------------------
                                                                              (In thousands)
Leasing commissions, net of accumulated amortization               $      9,642                     9,313
Receivables, net of allowance for doubtful accounts                       6,437                     8,473
Section 1031 tax deferred exchange cash escrows                           2,078                     2,074
Prepaid expenses and other assets                                         7,855                     6,149
                                                              -----------------------------------------------
                                                                   $     26,012                    26,009
                                                              ===============================================

(6)      COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of comprehensive income for the three months ended March 31, 2002 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity. The unrealized change in investment securities is net of realized gains on real estate investment trust securities included in net income as shown below:

                                                                                           (In thousands)
                                                                                         -------------------
         Other comprehensive income:
              Unrealized holding gains during the period                                      $      693
              Less reclassification adjustment for gains included in net income                     (421)
                                                                                         -------------------
         Net unrealized change in investment securities                                       $      272
                                                                                         ===================

(7)      EARNINGS PER SHARE

Basic earnings per share (EPS) represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.

     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company's diluted EPS is calculated by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and nonvested restriced stock was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assuming proceeds from the exercise of options are used to purchase common stock at the average market price druing the period. The treasury stock method was also used assuming conversion of the convertible preferred stock. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             -------------------------------
                                                                                   2002            2001
                                                                             -------------------------------
                                                                                     (In thousands)
         Basic EPS Computation
           Numerator-net income available to common stockholders                $     3,608          4,311
           Denominator-weighted average shares outstanding                           15,772         15,673
         Diluted EPS Computation
           Numerator-net income available to common stockholders                $     3,608          4,311
           Denominator:
             Weighted average shares outstanding                                     15,772         15,673
             Common stock options                                                       210            175
             Nonvested restricted stock                                                 184            181
                                                                             -------------------------------
                Total shares                                                         16,166         16,029
                                                                             ===============================

     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the periods presented due to its antidilutive effect.

(8)      SEGMENT REPORTING

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

     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the industrial properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income
(PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations
(FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents on a comparative basis for the three months ended March 31, 2002 and 2001 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                       2002             2001
                                                                                ----------------------------------
                                                                                           (In thousands)
         Property Revenues:
             Industrial                                                             $   24,347           23,856
             Other                                                                         418              371
                                                                                ----------------------------------
                                                                                        24,765           24,227
                                                                                ----------------------------------
         Property Expenses:
             Industrial                                                                 (6,923)          (5,884)
             Other                                                                        (148)             (92)
                                                                                ----------------------------------
                                                                                        (7,071)          (5,976)
                                                                                ----------------------------------
         Property Net Operating Income:
             Industrial                                                                 17,424           17,972
             Other                                                                         270              279
                                                                                ----------------------------------
         Total Property Net Operating Income                                            17,694           18,251
                                                                                ----------------------------------

         Income from discontinued operations (excluding depreciation)                      102              174
         Gain on securities                                                                421                -
         Other income                                                                      280              329
         Interest expense                                                               (4,175)          (4,509)
         General and administrative expense                                             (1,087)          (1,103)
         Minority interest in earnings                                                    (136)            (125)
         Dividends on Series A preferred shares                                           (970)            (970)
                                                                                ----------------------------------

         Funds From Operations                                                          12,129           12,047

         Depreciation and amortization from continuing operations                       (7,052)          (6,178)
         Depreciation and amortization from discontinued operations                        (73)             (66)
         Share of joint venture depreciation and amortization                               43               40
         Gain on depreciable real estate investments                                        93                -
         Dividends on Series B convertible preferred shares                             (1,532)          (1,532)
                                                                                ----------------------------------

         Net Income Available to Common Stockholders                                     3,608            4,311
         Dividends on preferred shares                                                   2,502            2,502
                                                                                ----------------------------------

         NET INCOME                                                                 $    6,110            6,813
                                                                                ==================================

(9)      SUBSEQUENT EVENTS

EastGroup's only mortgage note payable maturing in 2002 had a balance of $8,033,000 at March 31, 2002 and an interest rate of 7.45%. On April 24, 2002, this note was replaced with a new nonrecourse mortgage of $8,200,000 with an interest rate of 6.43%, a 10-year maturity and an amortization period of 12 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated March 31, 2002 compared to December 31, 2001.)

Assets of EastGroup were $686,886,000 at March 31, 2002, an increase of $3,104,000 from December 31, 2001. Liabilities (excluding minority interests) increased $4,114,000 to $315,447,000 and stockholders' equity decreased $1,015,000 to $369,695,000 during the same period. Book value per common share decreased from $16.19 at December 31, 2001 to $15.96 at March 31, 2002. The paragraphs that follow explain these changes in detail.

     Industrial properties increased $424,000 during the three months ended March 31, 2002. This increase was due to the transfer of two properties from development with total costs of $5,900,000 and capital improvements of $2,282,000 made on existing and acquired properties. These increases were offset by the transfer of one property to the category "held for sale" with costs of $6,577,000 and the transfer of land into development with costs of $1,181,000.

     Development increased $5,713,000 during the three months ended March 31, 2002. This increase resulted from year-to-date development costs of $10,432,000 on existing and completed development properties and the transfer of land from the portfolio to development with costs of $1,181,000, offset by development properties transferred to industrial properties with costs of $5,900,000, as detailed in the following table.

     Total cash outflows for development for the three months ended March 31, 2002 were $11,565,000. In addition to the costs incurred for the three months ended March 31, 2002 as detailed in the table below, development costs included $493,000 for improvements on properties transferred to the portfolio in the 12-month period following transfer and first generation tenant leasing commission costs of $640,000. These costs are reported in Industrial and Other Assets on the balance sheet, respectively.

Development
                                                                                  Costs Incurred
                                                                     ---------------------------------------
                                                        Size at         For the 3 Months     Cumulative as       Estimated
                                                       Completion        Ended 3/31/02         of 3/31/02     Total Costs (1)
--------------------------------------------------------------------------------------------------------------------------------
                                                     (Square feet)                           (In thousands)
Lease-Up:
  Walden Distribution Center I
    Tampa, Florida                                        90,000          $       140               3,680             4,300
  Techway Southwest I
    Houston, Texas                                       126,000                  101               4,311             5,100
  Sunport Center III
    Orlando, Florida                                      66,000                  (60)              3,165             4,000
  World Houston XIV
    Houston, Texas                                        77,000                  677               3,010             3,600
  Americas 10 Business Center I
    El Paso, Texas                                        97,000                  545               2,832             3,300
                                                    ----------------------------------------------------------------------------
Total Lease-up                                           456,000                1,403              16,998            20,300
                                                    ----------------------------------------------------------------------------
Under Construction:
  World Houston XII
    Houston, Texas                                        59,000                  924               1,456             2,900
  Metro Airport Commerce Center I
    Jackson, Mississippi                                  32,000                  630                 956             1,700
  Tower Automotive
    Jackson, Mississippi                                 200,000                3,824               4,208            11,700
  Executive Airport Commerce Center I & III
    Fort Lauderdale, Florida                              85,000                  182               1,628             7,900
                                                    ----------------------------------------------------------------------------
Total Under Construction                                 376,000                5,560               8,248            24,200
                                                    ----------------------------------------------------------------------------

Prospective Development:
  Phoenix, Arizona                                       103,000                   26               1,280             6,000
  Tucson, Arizona                                         70,000                    5                 331             3,500
  Tampa, Florida                                         338,000                1,019               3,290            13,500
  Orlando, Florida                                       249,000                  280               3,104            14,900
  Fort Lauderdale, Florida                                55,000                  101               1,029             1,400
  El Paso, Texas                                         251,000                   58               1,981             7,600
  Houston, Texas                                       1,057,000                  419               6,644            50,200
  Jackson, Mississippi                                    32,000                    9                 312             1,700
                                                    ----------------------------------------------------------------------------
Total Prospective Development                          2,155,000                1,917              17,971            98,800
                                                    ----------------------------------------------------------------------------
                                                       2,987,000          $     8,880              43,217           143,300
                                                    ============================================================================
Completed Development and
Transferred to Industrial
Properties During Three
Months Ended March 31, 2002:
  Kyrene II
    Tempe, Arizona                                        60,000          $         -              3,049
  World Houston XIII
    Houston, Texas                                        51,000                1,552              2,851
                                                    ----------------------------------------------------------
Total Transferred to Industrial                          111,000          $     1,552              5,900
                                                    ==========================================================

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

     Real estate held for sale increased $5,443,000 due to the transfer of one property from the portfolio with total costs of $6,577,000, offset by the sale of one property with costs of $1,134,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $6,367,000 due to depreciation expense of $6,508,000 on real estate properties, offset by the sale of one property with accumulated depreciation of $141,000.

     Investment in real estate investment trusts (REITs) decreased from $6,452,000 at December 31, 2001 to $4,740,000 at March 31, 2002 as a result of the sale of REIT shares with a carrying value of $1,984,000, offset by unrealized gains of $272,000.

     Mortgage notes payable decreased $1,292,000 during the three months ended March 31, 2002, as a result of regularly scheduled principal payments.

     Notes payable to banks increased $6,060,000 as a result of borrowings of $106,705,000, offset by payments of $100,645,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accumulated other comprehensive income increased $272,000 as a result of unrealized holding gains of $693,000 recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," offset by realized gains of $421,000 on REIT shares.

     Undistributed earnings decreased from $23,753,000 at December 31, 2001 to $19,813,000 at March 31, 2002, as a result of dividends on common and preferred stock of $10,050,000 exceeding net income for financial reporting purposes of $6,110,000.

RESULTS OF OPERATIONS

(Comments are for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.)

Net income available to common stockholders for the three months ended March 31, 2002 was $3,608,000 ($.23 per basic share and $.22 per diluted share), compared to net income available to common stockholders for the three months ended March 31, 2001 of $4,311,000 ($.28 per basic share and $.27 per diluted share). Income before gain on real estate investments was $5,988,000 for the three months ended March 31, 2002, compared to $6,705,000 for the three months ended March 31, 2001. Gain on real estate investments for the three months ended March 31, 2002, was $93,000 compared to no gain for the same period in 2001. The paragraphs that follow describe the results of operations in detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), decreased by $557,000 or 3.1% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income
                                                     PNOI
                                              Three Months Ended                   Percent
                                                   March 31,                       Leased
                                         ------------------------------------------------------------
                                             2002           2001           3-31-02         3-31-01
                                         ------------------------------------------------------------
                                                (In thousands)
         Industrial                      $   17,424          17,972          90.1%           95.8%
         Other                                  270             279
                                         -----------------------------
            Total PNOI                   $   17,694          18,251
                                         =============================

     PNOI from industrial properties decreased $548,000 for the three months ended March 31, 2002, compared to March 31, 2001. Industrial properties held throughout the three months ended March 31, 2002 compared to the same period in 2001 showed a decrease in PNOI of 2.8%. The Company's portfolio occupancy level decreased from 94.3% at March 31, 2001 to 88.8% at March 31, 2002 primarily due to a continued slowing in the economy and the unusually high percentage of leases which expired last year (over 20%). In addition, real estate operating expenses increased $1,095,000 or 18.3%. This increase was primarily due to increases in insurance and property taxes. Because of the lower occupancy, the Company was not able to pass through as large a percent of this expense increase in 2002 as it would have been able to do in 2001.

     Gain on the sale of REIT securities was $421,000 for the three months ended March 31, 2002. There were no sales of REIT securities in the first quarter of 2001.

     Bank interest expense before amortization of loan costs and capitalized interest was $666,000 for the three months ended March 31, 2002, a decrease of $1,209,000 from the three months ended March 31, 2001. Average bank borrowings were $86,767,000 for the three months ended March 31, 2002 compared to $106,093,000 for the same period in 2001 with average interest rates of 3.07% for the three months ended March 31, 2002 compared to 7.07% for the same period in 2001. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months ended March 31, 2002 were $532,000 compared to $675,000 for the same period in 2001. Amortization of bank loan costs was $106,000 and $66,000 for the three months ended March 31, 2002 and 2001, respectively.

     Mortgage interest expense on real estate properties was $3,882,000 for the three months ended March 31, 2002, an increase of $682,000 from the three months ended March 31, 2001. Amortization of mortgage loan costs was $53,000 and $43,000 for the three months ended March 31, 2002 and 2001, respectively. These increases were primarily due to the $45,000,000 mortgage loan obtained in April 2001, offset by the payoff of two smaller loans in 2001.

     Depreciation and amortization increased $874,000 for the three months ended March 31, 2002 compared to the same period in 2001. This increase was primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2001 and 2002. These increases were offset by the sale of several properties in 2001 and 2002 and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale").

     A summary of the gain on real estate investments for the three months ended March 31, 2002 is detailed below. There were no property sales in the first quarter of 2001.

Gain on Real Estate Investments
                                                                           Net          Recognized
                                                          Basis        Sales Price         Gain
                                                     -------------------------------------------------
                                                                      (In thousands)
         2002
         Real estate properties:
           Carpenter Duplex, Dallas, TX              $      1,018             1,111            93
                                                     -------------------------------------------------
                                                     $      1,018             1,111            93
                                                     =================================================

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-line rent for the three months ended March 31, 2002 was $237,000 compared to $524,000 for the same period in 2001. Capital expenditures for the three months ended March 31, 2002 and 2001 are as follows:

Capital Expenditures
                                                       2002            2001
                                                  ------------------------------
                                                          (In thousands)
         Upgrade on Acquisitions                  $        -               170
         Major Renovation                                 50                 -
         Tenant improvements:
            New Tenants                                  788               391
            New Tenants (first generation)*               63                33
            Renewal Tenants                              358                43
         Other                                           530               549
                                                  ------------------------------
            Total capital expenditures            $    1,789             1,186
                                                  ==============================

* First generation refers to space that has never been occupied.

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. A summary of these costs for the three months ended March 31, 2002 and 2001 is as follows:

Capitalized Leasing Costs
                                                         2002            2001
                                                   -----------------------------
                                                            (In thousands)
         Capitalized leasing costs:
           First Generation-Development               $    640            257
           New Tenants                                     156            202
           Renewal Tenants                                  96            392
           First Generation-Other                           68           (136)
                                                   -----------------------------
              Total capitalized leasing costs         $    960            715
                                                   =============================

         Amortization of leasing costs                $    617            568
                                                   =============================

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14,022,000 for the three months ended March 31, 2002. Other sources of cash were primarily from bank borrowings, sales of REIT shares, proceeds from exercise of stock options and sales of real estate investments. The Company distributed $7,453,000 in common and $2,502,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, capital improvements at the various properties, mortgage note payments, and debt issuance costs. Total debt at March 31, 2002 and 2001 was as follows:

                                                          As of March 31,
                                                 -------------------------------
                                                      2002             2001
                                                 -------------------------------
                                                          (In thousands)
         Mortgage notes payable - fixed rate     $   203,722           163,915
         Bank notes payable - floating rate           92,118           121,159
                                                 -------------------------------
            Total debt                           $   295,840           285,074
                                                 ===============================

     In January 2002, the Company closed a new three-year, $175,000,000 unsecured revolving credit facility with a group of ten banks, which was arranged by PNC Bank, N.A. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's interest rate for this facility at March 31, 2002 was the Eurodollar rate plus 1.15%. At the loan closing, EastGroup elected a six-month interest period for $50,000,000 with an interest rate of 3.14%. The interest rate on the remaining loan balance is currently reset on a monthly basis. The interest rate was 3.03% on a balance of $34,000,000 at March 31, 2002.

     In January 2002, the Company also secured a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2003. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. The interest rate was 2.96% on a balance of $8,118,000 at March 31, 2002.

     Upon funding of the foregoing two lines of credit with PNC Bank in January, the Company repaid its expiring lines of credit.

     EastGroup's only mortgage note payable maturing in 2002 had a balance of $8,033,000 at March 31, 2002 and an interest rate of 7.45%. On April 24, 2002, this note was replaced with a new nonrecourse mortgage of $8,200,000 with an interest rate of 6.43%, a 10-year maturity and an amortization period of 12 years.

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during the three months ended March 31, 2002. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

     EastGroup owns 487,100 shares of Pacific Gulf Properties (PAG) with a carrying amount of $487,000 (estimated remaining distributions from PAG) at March 31, 2002. PAG is in the final stage of liquidating its assets and made liquidating distributions of $22.00 per share in 2000 and a total of $5.275 per share in 2001. At March 31, 2002, the Company had an investment of $4,253,000 in other REIT shares that included unrealized gains of $979,000 in addition to its remaining investment in PAG. In April 2002, the remaining other REIT shares were sold for $4,325,000 and a gain of $1,050,000, which will be recorded in the second quarter.

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

                                              Apr-Dec                                                                        Fair
                                               2002        2003       2004      2005      2006     Thereafter     Total      Value
                                            ----------------------------------------------------------------------------------------
Fixed rate debt (in thousands)              $  11,815      8,975      9,775    23,596    20,039      129,522     203,722    209,054
Weighted average interest rate                  7.55%      8.23%      8.12%     8.06%     7.87%        7.42%       7.61%
Variable rate debt (in thousands)                   -      8,118          -    84,000         -            -      92,118     92,118
Weighted average interest rate                      -      2.96%          -     3.10%         -            -       3.08%

     As the table above incorporates only those exposures that exist as of March 31, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 31 basis points, interest expense and cash flows would increase or decrease by approximately $284,000 annually.

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

DATED: May 10, 2002

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