Form 10-Q
period 2002-06-30
EASTGROUP PROPERTIES INC
filed 2002-08-13
CIK 49600

FORM 10-Q

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002                COMMISSION FILE NUMBER 1-7094

                            EASTGROUP PROPERTIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND                                                              13-2711135
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

300 ONE JACKSON PLACE
188 EAST CAPITOL STREET
JACKSON, MISSISSIPPI                                                  39201-2195
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number:  (601) 354-3555

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES (x) NO ( )

     The number of shares of common stock, $.0001 par value, outstanding as of August 9, 2002 was 16,088,083.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                                                    Pages
PART I.       FINANCIAL INFORMATION
              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, June 30, 2002 (unaudited)
                           and December 31, 2001                                                                       3

                           Consolidated statements of income for the three and six
                           months ended June 30, 2002 and 2001 (unaudited)                                             4

                           Consolidated statement of changes in stockholders' equity
                           for the six months ended June 30, 2002 (unaudited)                                          5

                           Consolidated statements of cash flows for the six months
                           ended June 30, 2002 and 2001 (unaudited)                                                    6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        11

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 17

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                                        19

SIGNATURES

Authorized signatures                                                                                                 20


                                     EASTGROUP PROPERTIES, INC.
                                    CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                       June 30, 2002            December 31, 2001
                                                                                ----------------------------------------------------
                                                                                        (Unaudited)
ASSETS

  Real estate properties                                                        $           719,377                       696,829
  Development                                                                                39,434                        37,504
                                                                                ----------------------------------------------------
                                                                                            758,811                       734,333
      Less accumulated depreciation                                                        (104,966)                      (92,060)
                                                                                ----------------------------------------------------
                                                                                            653,845                       642,273
                                                                                ----------------------------------------------------

  Real estate held for sale                                                                   2,795                         1,907
      Less accumulated depreciation                                                            (230)                         (141)
                                                                                ----------------------------------------------------
                                                                                              2,565                         1,766
                                                                                ----------------------------------------------------

  Mortgage loans                                                                              5,515                         5,515
  Investment in real estate investment trusts                                                   487                         6,452
  Cash                                                                                        1,408                         1,767
  Other assets                                                                               23,775                        26,009
                                                                                ----------------------------------------------------
      TOTAL ASSETS                                                              $           687,595                       683,782
                                                                                ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $           202,623                       205,014
  Notes payable to banks                                                                     96,525                        86,058
  Accounts payable & accrued expenses                                                        14,645                        12,801
  Other liabilities                                                                           6,181                         7,460
                                                                                ----------------------------------------------------
                                                                                            319,974                       311,333
                                                                                ----------------------------------------------------

  Minority interest in joint ventures                                                         1,745                         1,739

STOCKHOLDERS' EQUITY
Series A 9.00% Cumulative Redeemable Preferred
  Shares and additional paid-in capital; $.0001 par value;
  1,725,000 shares authorized and issued; stated
  liquidation preference of $43,125                                                          41,357                        41,357
Series B 8.75% Cumulative Convertible Preferred
  Shares and additional paid-in capital; $.0001 par value;
  2,800,000 shares authorized and issued; stated
  liquidation preference of $70,000                                                          67,178                        67,178
Series C Preferred Shares; $.0001 par value; 600,000
  shares authorized; no shares issued                                                             -                             -
Common shares; $.0001 par value; 64,875,000
  shares authorized; 16,087,333 shares issued at
  June 30, 2002 and 15,912,060 at December 31, 2001                                               2                             2
Excess shares; $.0001 par value; 30,000,000 shares
  authorized; no shares issued                                                                    -                             -
Additional paid-in capital on common shares                                                 243,153                       240,197
Undistributed earnings                                                                       16,657                        23,753
Accumulated other comprehensive income                                                          487                         1,193
Unearned compensation                                                                        (2,958)                       (2,970)
                                                                                ----------------------------------------------------
                                                                                            365,876                       370,710
                                                                                ----------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $           687,595                       683,782
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

                                     EASTGROUP PROPERTIES, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)


                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                    2002        2001            2002         2001
                                                                                ----------------------------------------------------
REVENUES
Income from real estate operations                                              $  25,094      24,819          49,983        49,214
Interest:
  Mortgage loans                                                                      127         135             250           244
  Other interest                                                                       15         466              28           486
Gain on securities                                                                  1,050         706           1,471           706
Other                                                                                 337         188             481           388
                                                                                ----------------------------------------------------
                                                                                   26,623      26,314          52,213        51,038
                                                                                ----------------------------------------------------
EXPENSES
Operating expenses from real estate operations                                      7,019       6,055          14,131        12,049
Interest                                                                            4,165       4,623           8,340         9,132
Depreciation and amortization                                                       7,325       6,660          14,434        12,889
General and administrative                                                          1,090       1,179           2,177         2,282
Minority interest in joint ventures                                                    90          89             183           174
                                                                                ----------------------------------------------------
                                                                                   19,689      18,606          39,265        36,526
                                                                                ----------------------------------------------------

INCOME BEFORE GAIN ON
  REAL ESTATE INVESTMENTS                                                           6,934       7,708          12,948        14,512

Gain on real estate investments                                                         -       3,455              93         3,455
                                                                                ----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                   6,934      11,163          13,041        17,967

Income (loss) from discontinued operations                                             (6)          3              (3)           12
                                                                                ----------------------------------------------------

NET INCOME                                                                          6,928      11,166          13,038        17,979

Preferred dividends-Series A                                                          970         970           1,940         1,940
Preferred dividends-Series B                                                        1,532       1,532           3,064         3,064
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                                           $   4,426       8,664           8,034        12,975
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $    0.28        0.55            0.51          0.83
  Income (loss) from discontinued operations                                         0.00        0.00            0.00          0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $    0.28        0.55            0.51          0.83
                                                                                ====================================================

  Weighted average shares outstanding                                              15,892      15,692          15,833        15,682
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $    0.27        0.53            0.50          0.81
  Income (loss) from discontinued operations                                         0.00        0.00            0.00          0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $    0.27        0.53            0.50          0.81
                                                                                ====================================================

  Weighted average shares outstanding                                              16,254      19,208          16,210        16,028
                                                                                ====================================================

See accompanying notes to consolidated financial statements.


                                     EASTGROUP PROPERTIES, INC.
                                  CONSOLIDATED STATEMENT OF CHANGES
                                  IN STOCKHOLDERS' EQUITY (UNAUDITED)
                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                                                Accumulated
                                                                      Additional                                  Other
                                                 Preferred   Common     Paid-In    Unearned     Undistributed  Comprehensive
                                                   Stock     Stock      Capital   Compensation    Earnings        Income      Total
                                                 -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                       $ 108,535       2       240,197     (2,970)        23,753         1,193    370,710
    Comprehensive income
      Net income                                         -       -             -          -         13,038             -     13,038
      Net unrealized change in
        investment securities                            -       -             -          -              -          (706)      (706)
                                                                                                                            --------
            Total comprehensive income                                                                                       12,332
                                                                                                                            --------
    Cash dividends declared-common,
      $.94 per share                                     -       -             -          -        (15,130)            -    (15,130)
    Preferred stock dividends declared                   -       -             -          -         (5,004)            -     (5,004)
    Issuance of 6,822 shares of common stock,
      incentive compensation                             -       -           151          -              -             -        151
    Issuance of 7,182 shares of common stock,
      dividend reinvestment plan                         -       -           184          -              -             -        184
    Issuance of 152,569 shares of common stock,
      exercise options                                   -       -         2,390          -              -             -      2,390
    Issuance of 17,950 shares of common stock,
      incentive restricted stock                         -       -           420       (420)             -             -          -
    Forfeiture of 9,250 shares of common stock,
      incentive restricted stock                         -       -          (189)       149              -             -        (40)
    Amortization of unearned compensation,
      incentive restricted stock                         -       -             -        283              -             -        283
                                                 -----------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                           $ 108,535       2       243,153     (2,958)        16,657           487    365,876
                                                 ===================================================================================

See accompanying notes to consolidated financial statements.

                                     EASTGROUP PROPERTIES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                --------------------------------------------
                                                                                        2002                  2001
                                                                                --------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                  $       13,038               17,979
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization from continuing operations                        14,434               12,889
        Depreciation and amortization from discontinued operations                          35                   31
        Gain on real estate investments, net                                               (93)              (3,455)
        Gain on real estate investment trust shares                                     (1,471)                (706)
        Amortization of unearned compensation                                              243                  185
        Minority interest depreciation and amortization                                    (93)                 (81)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                                1,957               (1,478)
          Accounts payable, accrued expenses and prepaid rent                            1,137                  729
                                                                                --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               29,187               26,093
                                                                                --------------------------------------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                    -                4,990
    Advances on mortgage loans receivable                                                    -                 (919)
    Proceeds from sale of real estate investments                                        1,111                7,832
    Real estate improvements                                                            (3,381)              (3,011)
    Real estate development                                                            (19,157)             (16,262)
    Purchases of real estate                                                            (3,962)             (10,148)
    Purchases of real estate investment trust shares                                         -               (2,930)
    Proceeds from sale of real estate investment trust shares                            6,730                3,293
    Changes in other assets and other liabilities                                           56               (1,984)
                                                                                --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (18,603)             (19,139)
                                                                                --------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                      139,631               68,824
    Principal payments on bank borrowings                                             (129,164)             (96,013)
    Proceeds from mortgage notes payable                                                 8,200               45,000
    Principal payments on mortgage notes payable                                       (10,591)              (5,865)
    Debt issuance costs                                                                 (1,137)                (472)
    Distributions paid to stockholders                                                 (19,928)             (19,125)
    Proceeds from exercise of stock options                                              2,390                  242
    Proceeds from dividend reinvestment plan                                               184                  179
    Other                                                                                 (528)                (558)
                                                                                --------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                  (10,943)              (7,788)
                                                                                --------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (359)                (834)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,767                2,861
                                                                                --------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $        1,408                2,027
                                                                                ============================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                           $        7,608                8,583
    Debt assumed by buyer of real estate                                                     -                  378

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "The Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2001 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

(3)      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has evaluated the effect of adopting this statement and believes the effect of adoption will have no impact on its financial position or results of operation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company plans to adopt this statement on January 1, 2003 and believes that the effect of adoption will have no significant impact on its overall financial condition or results of operations.


(4)      REAL ESTATE HELD FOR SALE

The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale. At June 30, 2002, the Company had one industrial property and two parcels of land held for sale. There can be no assurances that such properties will be sold.

     In accordance with the guidelines established under SFAS No. 144, operations from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income from discontinued operations for the three and six months ended June 30, 2002 and 2001. No interest expense was allocated to the properties that are held for sale.

(5)      GOODWILL

The Company applies SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations after June 30, 2001. At June 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. Amortization of goodwill expense for 2001 was $61,000. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. The Company periodically reviews the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at June 30, 2002.

(6)      OTHER ASSETS

A summary of the Company's other assets follows:

                                                                   June 30, 2002     December 31, 2001
                                                                 ---------------------------------------
                                                                             (In thousands)
Leasing commissions, net of accumulated amortization                $      9,982                 9,313
Receivables, net of allowance for doubtful accounts                        6,607                 8,473
Section 1031 tax deferred exchange cash escrows                                -                 2,074
Prepaid expenses and other assets                                          7,186                 6,149
                                                                 ----------------------------------------
                                                                    $     23,775                26,009
                                                                 ========================================

(7)      COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of comprehensive income for the six months ended June 30, 2002 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity. The unrealized change in investment securities is net of realized gains on real estate investment trust securities included in net income as shown below:

                                                                                         (In thousands)
                                                                                       ------------------
         Other comprehensive income:
              Unrealized holding gains during the period                                     $     765
              Less reclassification adjustment for gains included in net income                 (1,471)
                                                                                       ------------------
         Net unrealized change in investment securities                                      $    (706)
                                                                                       ==================

(8)      EARNINGS PER SHARE

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

Reconciliation of Numerators and Denominators

                                                                    Three Months Ended       Six Months Ended
                                                                        June 30,                June 30,
                                                                   ---------------------------------------------
                                                                        2002       2001       2002       2001
                                                                   ---------------------------------------------
                                                                                   (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders             $   4,426      8,664      8,034     12,975
  Denominator-weighted average shares outstanding                      15,892     15,692     15,833     15,682
Diluted EPS Computation
  Numerator-net income available to common stockholders             $   4,426     10,196      8,034     12,975
    plus convertible preferred stock dividends
  Denominator:
    Weighted average shares outstanding                                15,892     15,692     15,833     15,682
    Common stock options                                                  175        153        192        165
    Nonvested restricted stock                                            187        181        185        181
    Convertible preferred stock                                             -      3,182          -          -
                                                                   ---------------------------------------------
       Total shares                                                    16,254     19,208     16,210     16,028
                                                                   =============================================

     The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was included in the computation of diluted earnings per share for the three months ended June 30, 2001 due to its dilutive effect.


(9)      SEGMENT REPORTING

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

     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as real estate operating revenues less real estate operating expenses (before interest expense and depreciation), and funds from operations (FFO), defined as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents on a comparative basis for the three and six months ended June 30, 2002 and 2001 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                            ------------------------------------------------
                                                              2002         2001         2002       2001
                                                            ------------------------------------------------
                                                                             (In thousands)
Property Revenues:
    Industrial                                               $24,704      24,449        49,175     48,473
    Other                                                        390         370           808        741
                                                            ------------------------------------------------
                                                              25,094      24,819        49,983     49,214
                                                            ------------------------------------------------
Property Expenses:
    Industrial                                                (6,884)     (5,949)      (13,848)   (11,851)
    Other                                                       (135)       (106)         (283)      (198)
                                                            ------------------------------------------------
                                                              (7,019)     (6,055)      (14,131)   (12,049)
                                                            ------------------------------------------------
Property Net Operating Income:
    Industrial                                                17,820      18,500        35,327     36,622
    Other                                                        255         264           525        543
                                                            ------------------------------------------------
Total Property Net Operating Income                           18,075      18,764        35,852     37,165
                                                            ------------------------------------------------

Income from discontinued operations
  (excluding depreciation)                                        13          19            32         43
Gain on securities                                             1,050         706         1,471        706
Other income                                                     479         789           759      1,118
Interest expense                                              (4,165)     (4,623)       (8,340)    (9,132)
General and administrative expense                            (1,090)     (1,179)       (2,177)    (2,282)
Minority interest in earnings                                   (140)       (130)         (276)      (255)
Dividends on Series A preferred shares                          (970)       (970)       (1,940)    (1,940)
                                                            ------------------------------------------------

Funds From Operations                                         13,252      13,376        25,381     25,423

Depreciation and amortization from
  continuing operations                                       (7,325)     (6,660)      (14,434)   (12,889)
Depreciation and amortization from
  discontinued operations                                        (19)        (16)          (35)       (31)
Share of joint venture depreciation and amortization              50          41            93         81
Gain on depreciable real estate investments                        -       3,455            93      3,455
Dividends on Series B convertible preferred shares            (1,532)     (1,532)       (3,064)    (3,064)
                                                            ------------------------------------------------

Net Income Available to Common Stockholders                    4,426       8,664         8,034     12,975
Dividends on preferred shares                                  2,502       2,502         5,004      5,004
                                                            ------------------------------------------------

NET INCOME                                                   $ 6,928      11,166        13,038     17,979
                                                            ================================================

(10)     SUBSEQUENT EVENTS

In July 2002, the Company acquired Freeport Tech Center (188,000 square feet) in Houston, Texas for a price of $6,340,000. In 2000, EastGroup made a construction loan for the development of Freeport with a related option to purchase the property after completion. As part of EastGroup's purchase, the seller repaid the principal amount of $5,500,000 and all accrued interest on the outstanding mortgage loan receivable.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated June 30, 2002 compared to December 31, 2001.)

Assets of EastGroup were $687,595,000 at June 30, 2002, an increase of $3,813,000 from December 31, 2001. Liabilities (excluding minority interests) increased $8,641,000 to $319,974,000 and stockholders' equity decreased $4,834,000 to $365,876,000 during the same period. Book value per common share decreased from $16.19 at December 31, 2001 to $15.71 at June 30, 2002. The paragraphs that follow explain these changes in detail.

     Real estate properties increased $22,548,000 during the six months ended June 30, 2002. This increase was due to the acquisition of two properties for a total of $3,962,000; the transfer of five properties from development with total costs of $16,808,000 and capital improvements of $4,981,000 made on properties. These increases were partially offset by the transfer of one property to the category "held for sale" with costs of $2,022,000 and the transfer of land into development with costs of $1,181,000.

     During the six months ended June 30, 2002, another property was transferred to "held for sale;" however, this property was subsequently transferred back to the portfolio as a result of a change in plans by the Company due to market conditions. Upon the reclassification of this property, depreciation was adjusted to reflect the carrying amount of this property as if it had never been classified as "held for sale."

     Development increased $1,930,000 during the six months ended June 30, 2002. This increase resulted from year-to-date development costs of $17,557,000 on existing and completed development properties and the transfer of land from the portfolio to development with costs of $1,181,000, offset by development properties transferred to real estate properties with costs of $16,808,000, as detailed in the table below.

     Total cash outflows for development for the six months ended June 30, 2002 were $19,157,000. In addition to the costs incurred for the six months ended June 30, 2002 as detailed in the table below, development costs included $1,600,000 for improvements on properties transferred to the portfolio in the 12-month period following transfer. These costs are reported in Real Estate Properties on the balance sheet.

Development

                                                                        Costs Incurred
                                                             --------------------------------------
                                             Size at       For the 6 Months     Cumulative as       Estimated
                                           Completion        Ended 6/30/02        of 6/30/02     Total Costs (1)
-----------------------------------------------------------------------------------------------------------------
                                          (Square feet)                         (In thousands)
Lease-Up:
Sunport Center III
    Orlando, Florida                            66,000        $      280              3,505             4,000
World Houston XIV
    Houston, Texas                              77,000               697              3,030             3,600
Americas 10 Business Center I
    El Paso, Texas                              97,000               713              3,000             3,300
                                         ------------------------------------------------------------------------
Total Lease-up                                 240,000             1,690              9,535            10,900
                                         ------------------------------------------------------------------------

Under Construction:
Metro Airport Commerce Center I
    Jackson, Mississippi                        32,000               943              1,269             1,700
Tower Automotive
    Jackson, Mississippi                       200,000             6,995              7,379            11,700
Executive Airport Commerce Center I & III
    Fort Lauderdale, Florida                    85,000               550              1,996             7,900
World Houston XIX
    Houston, Texas                              66,000               635                635             3,100
World Houston XX
    Houston, Texas                              62,000               515                515             2,800
Chamberlain Expansion
    Tucson, Arizona                             34,000                75                 75             1,600
Expressway Commerce Center
    Tampa, Florida                             108,000             1,129              1,129             4,300
                                         ------------------------------------------------------------------------
Total Under Construction                       587,000            10,842             12,998            33,100
                                         ------------------------------------------------------------------------

Prospective Development:
Phoenix, Arizona                               103,000                68              1,322             6,000
Tucson, Arizona                                 70,000                10                336             3,500
Tampa, Florida                                 230,000                75              2,346             9,200
Orlando, Florida                               249,000               327              3,151            14,900
Fort Lauderdale, Florida                        55,000               271              1,199             1,400
El Paso, Texas                                 251,000               225              2,148             7,600
Houston, Texas                                 929,000              (245)             5,980            46,200
Jackson, Mississippi                            32,000               116                419             1,700
                                            ----------------------------------------------------------------------
Total Prospective Development                1,919,000               847             16,901            90,500
                                            ----------------------------------------------------------------------
                                             2,746,000         $  13,379             39,434           134,500
                                            ======================================================================
Completed Development and Transferred
To Real Estate Properties During the
Six Months Ended June 30, 2002:
  Walden Distribution Center I
     Tampa, Florida                             90,000         $     115              3,655
  Techway Southwest I
     Houston, Texas                            126,000               284              4,494
  World Houston XII
     Houston, Texas                             59,000             2,227              2,759
  Kyrene II
     Tempe, Arizona                             60,000                 -              3,049
  World Houston XIII
    Houston, Texas                              51,000             1,552              2,851
                                            -----------------------------------------------------
Total Transferred to Real Estate Properties    386,000         $   4,178             16,808
                                            =====================================================

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

     Real estate held for sale increased $888,000 due to the transfer of two properties from the portfolio with total costs of $8,599,000, offset by the sale of one property with costs of $1,134,000 and the transfer of one property from held for sale back to the portfolio with costs of $6,577,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $12,995,000 due to depreciation expense of $13,136,000 on real estate properties, offset by the sale of one property with accumulated depreciation of $141,000.

     Investment in real estate investment trusts (REITs) decreased from $6,452,000 at December 31, 2001 to $487,000 at June 30, 2002 as a result of the sale of REIT shares with a carrying value of $5,259,000. Unrealized gains decreased $706,000 as a result of realized gains of $1,471,000 on REIT shares, offset by unrealized holding gains of $765,000.

     Mortgage notes payable decreased $2,391,000 during the six months ended June 30, 2002 primarily due to regularly scheduled principal payments of $2,583,000. In addition, the Company repaid an $8,008,000 mortgage loan upon its maturity in April and obtained a new mortgage in May for $8,200,000.

     Notes payable to banks increased $10,467,000 as a result of borrowings of $139,631,000, offset by payments of $129,164,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accumulated other comprehensive income decreased $706,000 as a result of realized gains of $1,471,000 on REIT shares, offset by unrealized holding gains of $765,000.

     Undistributed earnings decreased from $23,753,000 at December 31, 2001 to $16,657,000 at June 30, 2002, as a result of dividends on common and preferred stock of $20,134,000 exceeding net income for financial reporting purposes of $13,038,000.

RESULTS OF OPERATIONS

(Comments are for the three months and six months ended June 30, 2002, compared to the three months and six months ended June 30, 2001.)

Net income available to common stockholders for the three months and six months ended June 30, 2002 was $4,426,000 ($.28 per basic share and $.27 per diluted share) and $8,034,000 ($.51 per basic share and $.50 per diluted share), compared to net income available to common stockholders for the three months and six months ended June 30, 2001 of $8,664,000 ($.55 per basic share and $.53 per diluted share) and $12,975,000 ($.83 per basic share and $.81 per diluted share). Income before gain on real estate investments was $6,934,000 and $12,948,000 for the three months and six months ended June 30, 2002, compared to $7,708,000 and $14,512,000 for the three months and six months ended June 30, 2001. There was no gain on real estate investments for the three months ended June 30, 2002 and a gain of $93,000 for the six months ended June 30, 2002, compared to $3,455,000 for the three months and six months ended June 30, 2001. The paragraphs that follow describe the results of operations in detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations less property operating expenses (before interest expense and depreciation), decreased by $689,000 or 3.7% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. For the six months ended June 30, 2002, PNOI decreased by $1,313,000 or 3.5% compared to the six months ended June 30, 2001. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income

                                    Three Months Ended          Six Months Ended             Percent
                                         June 30,                   June 30,                 Leased
                                 ------------------------------------------------------------------------
                                      2002       2001           2002       2001     6-30-02     6-30-01
                                 ------------------------------------------------------------------------
                                                   (In thousands)
         Industrial               $ 17,820      18,500         35,327      36,622     91.0%       94.6%
         Other                         255         264            525         543
                                 --------------------------------------------------
            Total PNOI            $ 18,075      18,764         35,852      37,165
                                 ==================================================

     PNOI from industrial properties decreased $680,000 (3.7%) and $1,295,000 (3.5%) for the three months and six months ended June 30, 2002, compared to June 30, 2001. Industrial properties held throughout the three months and six months ended June 30, 2002 compared to the same periods in 2001 showed a decrease in PNOI of 4.5% and 4.1%, respectively. The decrease in PNOI results primarily from a decrease in the Company's portfolio occupancy level from 93.7% at June 30, 2001 to 89.7% at June 30, 2002. This decrease is primarily due to a continued slowing in the economy and the unusually high percentage of leases that expired last year (over 20%). In addition, real estate operating expenses increased $964,000 (15.9%) and $2,082,000 (17.3%) for the three months and six months ended June 30, 2002. This increase was primarily due to increases in insurance and property taxes. Because of the lower occupancy, the Company was not able to pass through to tenants as large a percent of this expense increase in 2002 as it would have been able to do in 2001.

     Gain on REIT securities was $1,050,000 for the three months and $1,471,000 for the six months ended June 30, 2002. Gain on REIT securities was $706,000 for the three months and six months ended June 30, 2001.

     Bank interest expense before amortization of loan costs and capitalized interest was $737,000 for the three months ended June 30, 2002, a decrease of $481,000 from the three months ended June 30, 2001. Bank interest expense before amortization of loan costs and capitalized interest was $1,403,000 for the six months ended June 30, 2002, a decrease of $1,690,000 from the six months ended June 30, 2001. Average bank borrowings were $89,624,000 and $88,203,000 for the three months and six months ended June 30, 2002 compared to $78,035,000 and $91,904,000 for the same periods in 2001. Average bank interest rates were 3.25% and 3.16% for the three months and six months ended June 30, 2002 compared to 6.25% and 6.71% for the same periods in 2001. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months and six months ended June 30, 2002 were $556,000 and $1,088,000 compared to $609,000 and $1,284,000 for the same periods in 2001. Amortization of bank loan costs was $92,000 and $198,000 for the three months and six months ended June 30, 2002 compared to $66,000 and $132,000 for the same periods in 2001.

     Mortgage interest expense on real estate properties was $3,848,000 for the three months ended June 30, 2002, a decrease of $58,000 from the three months ended June 30, 2001. Mortgage interest expense on real estate properties was $7,730,000 for the six months ended June 30, 2002, an increase of $624,000 from the six months ended June 30, 2001. The increase in interest for the six months was primarily due to a $45,000,000 mortgage loan obtained in April 2001. Amortization of mortgage loan costs was $44,000 and $97,000 for the three months and six months ended June 30, 2002 compared to $42,000 and $85,000 for the same periods in 2001.

     Depreciation and amortization increased $665,000 and $1,545,000 for the three months and six months ended June 30, 2002 compared to the same periods in 2001. These increases were primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2001 and 2002. These increases were offset by the sale of several properties in 2001 and 2002 and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale").

     A summary of the gains on real estate investments for the six months ended June 30, 2002 and 2001 is detailed below.


Gain on Real Estate Investments

                                                              Net          Recognized
                                               Basis      Sales Price         Gain
                                             --------------------------------------------
                                                           (In thousands)
2002
Real estate properties:
  Carpenter Duplex, Dallas, TX               $  1,018          1,111             93
                                             ---------------------------------------------
                                             $  1,018          1,111             93
                                             =============================================
2001
Real estate properties:
  Nobel Business Center                      $  2,113          5,250          3,137
  West Palm II                                  1,274          1,350             76
  109th Street Distribution Center                990          1,232            242
                                             ---------------------------------------------
                                             $  4,377          7,832          3,455
                                             =============================================

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased rent income $296,000 and $533,000 for the three months and six months ended June 30, 2002 compared to $442,000 and $966,000 for the same periods in 2001. The decreases in 2002 are primarily due to lease terminations, lease amendments and vacancies. Capital expenditures for the three months and six months ended June 30, 2002 and 2001 are as follows:


Capital Expenditures

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                Estimated  -----------------------------------------------------
                                                Useful Life       2002         2001        2002        2001
                                            --------------------------------------------------------------------
                                                                                (In thousands)
Upgrade on Acquisitions                          40 yrs       $      -          268          -           438
Major Renovation/Redevelopment                   40 yrs              3            -         53             -
Tenant Improvements:
   New Tenants                                 Lease Life        1,029          711      1,880         1,135
   Renewal Tenants                             Lease Life           63          315        421           358
Other:
   Building Improvements                        5-40 yrs           145          344        466           638
   Roofs                                        5-15 yrs           316          134        510           343
   Parking Lots                                  5 yrs              15            9         20             9
   Other                                         5 yrs              21           44         31            90
                                                           -----------------------------------------------------
      Total capital expenditures                              $  1,592        1,825      3,381         3,011
                                                           =====================================================

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months and six months ended June 30, 2002 and 2001 are as follows:


Capitalized Leasing Costs


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                               Estimated   -----------------------------------------------------
                                               Useful Life        2002         2001        2002        2001
                                            --------------------------------------------------------------------
                                                                                (In thousands)
Development                                    Lease Life     $    290          454        930          711
New Tenants                                    Lease Life          395          373        619          439
Renewal Tenants                                Lease Life          371          230        467          622
                                                           --------------------------- --------------------------
      Total capitalized leasing costs                         $  1,056        1,057      2,016        1,772
                                                           -------------------------------------------------------

Amortization of leasing costs                                 $    716          604      1,333        1,172
                                                           =======================================================


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29,187,000 for the six months ended June 30, 2002. Other sources of cash were primarily from bank borrowings, proceeds from mortgage notes payable, sales of REIT shares, proceeds from exercise of stock options and sales of real estate investments. The Company distributed $14,924,000 in common and $5,004,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, mortgage note payments, purchases of real estate investments, capital improvements at the various properties, and debt issuance costs. Total debt at June 30, 2002 and 2001 was as follows:


                                                                As of June 30,
                                                         ----------------------------
                                                              2002          2001
                                                         ----------------------------
                                                                 (In thousands)
         Mortgage notes payable - fixed rate              $   202,623       207,466
         Bank notes payable - floating rate                    96,525        74,811
                                                         -----------------------------
            Total debt                                    $   299,148       282,277
                                                         =============================

     The Company has a three-year, $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. At June 30, 2002, the interest rate was 3.24% on $50,000,000 and 3.09% on $43,000,000. The interest rate on each tranche is currently reset on a monthly basis.

     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2003. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. The interest rate was 3.0137% on a balance of $3,525,000 at June 30, 2002.

     As part of its financial management activities and in order to reduce exposure to floating rate bank debt, during the quarter ended June 30, 2002, EastGroup signed an application with Metropolitan Life for a $40 million nonrecourse mortgage secured by 15 properties. The note will have an interest rate of 6.86%, a maturity date of 10 years, and an amortization period of 25 years. The loan is expected to close during the third quarter.

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during the six months ended June 30, 2002. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

     EastGroup owns 487,100 shares of Pacific Gulf Properties (PAG) with a carrying amount of $487,000 (estimated remaining distributions from PAG) at June 30, 2002. PAG is in the final stage of liquidating its assets and made liquidating distributions of $22.00 per share in 2000 and a total of $5.275 per share in 2001.

     In July 2002, the Company acquired Freeport Tech Center (188,000 square feet) in Houston, Texas for a price of $6,340,000. In 2000, EastGroup made a construction loan for the development of Freeport with a related option to purchase the property after completion. As part of EastGroup's purchase, the seller repaid the principal amount of $5,500,000 and all accrued interest on the outstanding mortgage loan receivable.

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


                                      Jul-Dec                                                                   Fair
                                       2002       2003     2004     2005      2006     Thereafter    Total      Value
                                    ---------- --------- -------- --------- --------- ------------ ---------- ----------
Fixed rate debt (in thousands)      $   2,786      9,462   10,293    24,149    20,629     135,304    202,623    211,868
Weighted average interest rate          7.65%      8.14%    8.03%     8.03%     7.83%       7.37%      7.57%
Variable rate debt (in thousands)           -      3,525        -    93,000         -           -     96,525     96,525
Weighted average interest rate              -      3.01%        -     3.17%         -           -      3.16%


     As the table above incorporates only those exposures that exist as of June 30, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 32 basis points, interest expense and cash flows would increase or decrease by approximately $305,000 annually.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2002, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, Alexander G. Anagnos, H.C. Bailey, Jr., Hayden
C. Eaves III, Fredric H. Gould, David H. Hoster II, David M. Osnos and Leland R. Speed were elected directors of the Registrant, each to serve until the 2003 Annual Meeting. The following is a summary of the voting for directors:


                                                    Common Stock                 Series B Convertible
         Nominee                             Vote For      Vote Withheld      Vote For       Vote Withheld
         --------------------------------------------------------------------------------------------------
         D. Pike Aloian                     14,486,118          100,204         3,181,817             -
         Alexander G. Anagnos               14,515,934           70,388         3,181,817             -
         H.C. Bailey, Jr.                   14,542,993           43,329         3,181,817             -
         Hayden C. Eaves III                14,531,567           54,755         3,181,817             -
         Fredric H. Gould                   12,912,145        1,674,177         3,181,817             -
         David H. Hoster II                 14,539,729           46,593         3,181,817             -
         David M. Osnos                     14,531,750           54,572         3,181,817             -
         Leland R. Speed                    14,536,882           49,440         3,181,817             -


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2002

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