Form 10-Q
period 2002-09-30
EASTGROUP PROPERTIES INC
filed 2002-11-14
CIK 49600

FORM 10-Q

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002           COMMISSION FILE NUMBER 1-7094

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

                                 YES (x) NO ( )

The number of shares of common stock, $.0001 par value, outstanding as of November 12, 2002 was 16,094,399.

                          EASTGROUP PROPERTIES, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


PART I.       FINANCIAL INFORMATION                                                                                  Pages
              Item 1.      Consolidated Financial Statements

                           Consolidated balance sheets, September 30, 2002 (unaudited)
                           and December 31, 2001                                                                       3

                           Consolidated statements of income for the three and nine
                           months ended September 30, 2002 and 2001 (unaudited)                                        4

                           Consolidated statement of changes in stockholders' equity
                           for the nine months ended September 30, 2002 (unaudited)                                    5

                           Consolidated statements of cash flows for the nine months
                           ended September 30, 2002 and 2001 (unaudited)                                               6

                           Notes to consolidated financial statements (unaudited)                                      7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                        12

              Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 19

PART II.      OTHER INFORMATION

              Item 4.      Controls and Procedures                                                                    20

SIGNATURES

Authorized signatures                                                                                                 21

CERTIFICATIONS                                                                                                        22

                             EASTGROUP PROPERTIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                     September 30, 2002          December 31, 2001
                                                                                ----------------------------------------------------
                                                                                         (Unaudited)
ASSETS
  Real estate properties                                                            $          733,429                  696,829
  Development                                                                                   36,214                   37,504
                                                                                ----------------------------------------------------
                                                                                               769,643                  734,333
      Less accumulated depreciation                                                           (111,118)                 (92,060)
                                                                                ----------------------------------------------------
                                                                                               658,525                  642,273
                                                                                ----------------------------------------------------

  Real estate held for sale                                                                      9,210                    1,907
      Less accumulated depreciation                                                               (903)                    (141)
                                                                                ----------------------------------------------------
                                                                                                 8,307                    1,766
                                                                                ----------------------------------------------------

  Mortgage loans                                                                                    14                    5,515
  Investment in real estate investment trusts                                                    1,607                    6,452
  Cash                                                                                           1,472                    1,767
  Other assets                                                                                  23,032                   26,009
                                                                                ----------------------------------------------------
      TOTAL ASSETS                                                                  $          692,957                  683,782
                                                                                ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                            $          241,240                  205,014
  Notes payable to banks                                                                        65,073                   86,058
  Accounts payable & accrued expenses                                                           17,751                   12,801
  Other liabilities                                                                              6,096                    7,460
                                                                                ----------------------------------------------------
                                                                                               330,160                  311,333
                                                                                ----------------------------------------------------


                                                                                ----------------------------------------------------
  Minority interest in joint ventures                                                            1,759                    1,739
                                                                                ----------------------------------------------------

STOCKHOLDERS' EQUITY
  Series A 9.00% Cumulative Redeemable Preferred
      Shares and additional paid-in capital; $.0001 par value;
      1,725,000 shares authorized and issued; stated
      liquidation preference of $43,125                                                         41,357                   41,357
  Series B 8.75% Cumulative Convertible Preferred
      Shares and additional paid-in capital; $.0001 par value;
      2,800,000 shares authorized and issued; stated
      liquidation preference of $70,000                                                         67,178                   67,178
  Series C Preferred Shares; $.0001 par value; 600,000
       shares authorized; no shares issued                                                           -                        -
  Common shares; $.0001 par value; 64,875,000
      shares authorized; 16,093,899 shares issued at
      September 30, 2002 and 15,912,060 at December 31, 2001                                         2                        2
  Excess shares; $.0001 par value; 30,000,000 shares
      authorized; no shares issued                                                                   -                        -
  Additional paid-in capital on common shares                                                  243,310                  240,197
  Undistributed earnings                                                                        11,763                   23,753
  Accumulated other comprehensive income                                                           299                    1,193
  Unearned compensation                                                                         (2,871)                  (2,970)
                                                                                ----------------------------------------------------
                                                                                               361,038                  370,710
                                                                                ----------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $          692,957                  683,782
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

                             EASTGROUP PROPERTIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)


                                                                                  Three Months Ended              Nine Months Ended
                                                                                     September 30,                  September 30,
                                                                                ----------------------------------------------------
                                                                                  2002           2001          2002           2001
                                                                                ----------------------------------------------------
REVENUES
Income from real estate operations                                              $ 25,670        25,334        75,176          74,234
Interest:
  Mortgage loans                                                                      14           117           264             361
  Other interest                                                                      12            60            40             546
Gain on securities                                                                   365         1,774         1,836           2,480
Other                                                                                 54           161           535             549
                                                                                ----------------------------------------------------
                                                                                  26,115        27,446        77,851          78,170
                                                                                ----------------------------------------------------
EXPENSES
Operating expenses from real estate operations                                     7,598         6,364        21,576          18,326
Interest                                                                           4,363         4,458        12,703          13,590
Depreciation and amortization                                                      7,736         6,810        21,958          19,574
General and administrative                                                         1,102         1,207         3,279           3,489
Minority interest in joint ventures                                                  103            86           286             260
                                                                                ----------------------------------------------------
                                                                                  20,902        18,925        59,802          55,239
                                                                                ----------------------------------------------------

INCOME BEFORE GAIN (LOSS) ON SALE OF
  REAL ESTATE INVESTMENTS                                                          5,213         8,521        18,049          22,931
  Gain (loss) on sale of real estate investments                                       -           (35)           93           3,420
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                  5,213         8,486        18,142          26,351
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations                                                  26            89           135             203
  Loss on sale of real estate investments                                            (66)            -           (66)              -
                                                                                ----------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                           (40)           89            69             203
                                                                                ----------------------------------------------------

NET INCOME                                                                         5,173         8,575        18,211          26,554

Preferred dividends-Series A                                                         970           970         2,910           2,910
Preferred dividends-Series B                                                       1,532         1,532         4,596           4,596
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                                           $  2,671         6,073        10,705          19,048
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $   0.17          0.38          0.68            1.20
  Income (loss) from discontinued operations                                        0.00          0.01          0.00            0.01
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $   0.17          0.39          0.68            1.21
                                                                                ====================================================

  Weighted average shares outstanding                                             15,901        15,702        15,856          15,689
                                                                                ====================================================
DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $   0.16          0.37          0.66            1.18
  Income (loss) from discontinued operations                                        0.00          0.01          0.00            0.01
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $   0.16          0.38          0.66            1.19
                                                                                ====================================================

  Weighted average shares outstanding                                             16,264        16,045        16,228          16,033
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

                             EASTGROUP PROPERTIES, INC.
                          CONSOLIDATED STATEMENT OF CHANGES
                          IN STOCKHOLDERS' EQUITY (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                                                 Accumulated
                                                                        Additional                                 Other
                                                    Preferred   Common    Paid-In    Unearned    Undistributed  Comprehensive
                                                      Stock     Stock     Capital  Compensation    Earnings        Income      Total
                                                    --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                          $ 108,535       2       240,197    (2,970)       23,753         1,193   370,710
    Comprehensive income
        Net income                                          -       -             -         -        18,211             -    18,211
        Net unrealized change in
          investment securities                             -       -             -         -             -          (894)     (894)
                                                                                                                            --------
            Total comprehensive income                                                                                       17,317
                                                                                                                            --------
    Cash dividends declared-common, $1.41 per share         -       -             -         -       (22,695)            -   (22,695)
    Preferred stock dividends declared                      -       -             -         -        (7,506)            -    (7,506)
    Issuance of 6,822 shares of common stock,
      incentive compensation                                -       -           151         -             -             -       151
    Issuance of 10,848 shares of common stock,
      dividend reinvestment plan                            -       -           276         -             -             -       276
    Issuance of 154,819 shares of common stock,
      exercise options                                      -       -         2,438         -             -             -     2,438
    Issuance of 18,600 shares of common stock,
      incentive restricted stock                            -       -           437      (437)            -             -         -
    Forfeiture of 9,250 shares of common stock,
      incentive restricted stock                            -       -          (189)      149             -             -       (40)
    Amortization of unearned compensation,
      incentive restricted stock                            -       -             -       387             -             -       387
                                                    --------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                         $ 108,535       2       243,310    (2,871)       11,763           299   361,038
                                                    ================================================================================

See accompanying notes to consolidated financial statements.

                             EASTGROUP PROPERTIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                --------------------------------------------
                                                                                        2002                     2001
                                                                                --------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                   $        18,211                 26,554
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization from continuing operations                          21,958                 19,574
        Depreciation and amortization from discontinued operations                           363                    236
        Gain on sale of real estate investments                                              (93)                (3,420)
        Loss on sale of real estate investments from discontinued operations                  66                      -
        Gain on real estate investment trust shares                                       (1,836)                (2,480)
        Amortization of unearned compensation                                                347                    332
        Minority interest depreciation and amortization                                     (129)                  (121)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                                  3,448                 (1,696)
          Accounts payable, accrued expenses and prepaid rent                              3,797                  3,546
                                                                                --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 46,132                 42,525
                                                                                --------------------------------------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                  5,501                  4,991
    Advances on mortgage loans receivable                                                      -                   (926)
    Proceeds from sale of real estate investments                                          2,917                  9,260
    Real estate improvements                                                              (5,811)                (5,100)
    Real estate development                                                              (27,085)               (22,797)
    Purchases of real estate                                                             (12,935)               (13,804)
    Purchases of real estate investment trust shares                                      (1,308)                (5,258)
    Proceeds from sale of real estate investment trust shares                              7,095                  7,444
    Changes in other assets and other liabilities                                         (1,172)                   206
                                                                                --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (32,798)               (25,984)
                                                                                --------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                        163,782                101,286
    Principal payments on bank borrowings                                               (184,767)              (127,963)
    Proceeds from mortgage notes payable                                                  48,200                 45,000
    Principal payments on mortgage notes payable                                         (11,974)                (7,050)
    Debt issuance costs                                                                   (1,473)                  (489)
    Distributions paid to stockholders                                                   (29,903)               (28,699)
    Proceeds from exercise of stock options                                                2,438                    511
    Proceeds from dividend reinvestment plan                                                 276                    268
    Other                                                                                   (208)                  (200)
                                                                                --------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                    (13,629)               (17,336)
                                                                                --------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (295)                  (795)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,767                  2,861
                                                                                --------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $         1,472                  2,066
                                                                                ============================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                            $        12,068                 13,063
    Debt assumed by buyer of real estate                                                       -                    378

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2001 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

(3)      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt this statement on January 1, 2003 and believes that the effect of adoption will have no impact on its overall financial position or results of operation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company plans to adopt this statement on January 1, 2003 and believes that the effect of adoption will have no significant impact on its overall financial position or results of operations.

(4)      REAL ESTATE HELD FOR SALE

The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     The Company's real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Such assets are carried at the lower of current carrying amount or fair market value less estimated selling costs and are not depreciated while they are held for sale. At September 30, 2002, the Company had two properties and three parcels of land held for sale. There can be no assurances that such properties will be sold. At December 31, 2001, the Company had one property and two parcels of land held for sale.

     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income from discontinued operations for the three and nine months ended September 30, 2002 and 2001. No interest expense was allocated to the properties that are held for sale.

(5)      GOODWILL

The Company applies SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations after June 30, 2001. At September 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. Amortization of goodwill expense for 2001 was $61,000. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. The Company periodically reviews the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at September 30, 2002.

(6)      OTHER ASSETS

A summary of the Company's other assets follows:

                                                              September 30, 2002      December 31, 2001
                                                           ----------------------------------------------
                                                                            (In thousands)
Leasing commissions, net of accumulated amortization          $       10,235                  9,313
Receivables, net of allowance for doubtful accounts                    7,158                  8,473
Section 1031 tax deferred exchange cash escrows                            -                  2,074
Prepaid expenses and other assets                                      5,639                  6,149
                                                           ----------------------------------------------
                                                              $       23,032                 26,009
                                                           ==============================================

(7)      ACCOUNTS PAYABLE & ACCRUED EXPENSES

A summary of the Company's accounts payable and accrued expenses follows:

                                                              September 30, 2002      December 31, 2001
                                                           ----------------------------------------------
                                                                            (In thousands)
Property taxes payable                                        $        8,972                  5,170
Dividends payable                                                      3,254                  2,957
Other payables and accrued expenses                                    5,525                  4,674
                                                           ----------------------------------------------
                                                              $       17,751                 12,801
                                                           ==============================================

(8)      COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of comprehensive income for the nine months ended September 30, 2002 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity. The unrealized change in investment securities is net of realized gains on real estate investment trust securities included in net income as shown below:

                                                                                   September 20, 2002
                                                                                 ----------------------
                                                                                      (In thousands)
         Other comprehensive income:
              Unrealized holding gains during the period                                $     942
              Less reclassification adjustment for gains included in net income            (1,836)
                                                                                 ----------------------
         Net unrealized change in investment securities                                 $    (894)
                                                                                 ======================

(9)      EARNINGS PER SHARE

Basic earnings per share (EPS) represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.

     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and nonvested restricted stock was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assuming proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The dilutive effect of convertible securities was determined using the if-converted method. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators
                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                               -----------------------------------------------
                                                                  2002        2001         2002         2001
                                                               -----------------------------------------------
                                                                                (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders        $  2,671       6,073       10,705      19,048
  Denominator-weighted average shares outstanding                15,901      15,702       15,856      15,689
Diluted EPS Computation
  Numerator-net income available to common stockholders        $  2,671       6,073       10,705      19,048
  Denominator:
    Weighted average shares outstanding                          15,901      15,702       15,856      15,689
    Common stock options                                            176         159          187         162
    Nonvested restricted stock                                      187         184          185         182
                                                               ------------------------------------------------
       Total shares                                              16,264      16,045       16,228      16,033
                                                               ================================================


     The Company's Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the periods presented due to its antidilutive effect.

(10)     SEGMENT REPORTING

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

     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as income from real estate operations (REO) less property operating expenses (before interest expense and depreciation and amortization), and funds from operations (FFO), defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America
(GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's investments in real estate assets. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs.

     The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases. REO income is comprised of rental income including straight-line rent adjustments, pass-through income and other REO income, which includes termination fees. Property operating expenses are comprised of insurance, property taxes, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are insurance and property taxes. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recoverable.

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

     The table below presents on a comparative basis for the three and nine months ended September 30, 2002 and 2001 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.

                                                                  Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                               ---------------------------------------------------
                                                                  2002          2001        2002         2001
                                                               ---------------------------------------------------
                                                                                (In thousands)
Property Revenues:
    Industrial                                                 $ 25,290       24,955       73,988       73,113
    Other                                                           380          379        1,188        1,121
                                                               ---------------------------------------------------
                                                                 25,670       25,334       75,176       74,234
                                                               ---------------------------------------------------
Property Expenses:
    Industrial                                                   (7,455)      (6,248)     (21,149)     (18,010)
    Other                                                          (143)        (116)        (427)        (316)
                                                               ---------------------------------------------------
                                                                 (7,598)      (6,364)     (21,576)     (18,326)
                                                               ---------------------------------------------------
Property Net Operating Income:
    Industrial                                                   17,835       18,707       52,839       55,103
    Other                                                           237          263          761          805
                                                               ---------------------------------------------------
Total Property Net Operating Income                              18,072       18,970       53,600       55,908
                                                               ---------------------------------------------------

Income from real estate operations - discontinued (before
    depreciation and amortization)                                  143          169          498          439
Gain on securities                                                  365        1,774        1,836        2,480
Other income                                                         80          338          839        1,456
Interest expense                                                 (4,363)      (4,458)     (12,703)     (13,590)
General and administrative expense                               (1,102)      (1,207)      (3,279)      (3,489)
Minority interest in earnings                                      (140)        (127)        (415)        (381)
Dividends on Series A preferred shares                             (970)        (970)      (2,910)      (2,910)
                                                               --------------------------------------------------

Funds From Operations                                            12,085       14,489       37,466       39,913

Depreciation and amortization from continuing operations         (7,736)      (6,810)     (21,958)     (19,574)
Depreciation and amortization from discontinued operations         (117)         (80)        (363)        (236)
Share of joint venture depreciation and amortization                 37           41          129          121
Gain (loss) on sale of depreciable real estate investments          (66)         (35)          27        3,420
Dividends on Series B convertible preferred shares               (1,532)      (1,532)      (4,596)      (4,596)
                                                               --------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                       2,671        6,073       10,705       19,048
Dividends on preferred shares                                     2,502        2,502        7,506        7,506
                                                               --------------------------------------------------

NET INCOME                                                     $  5,173        8,575       18,211       26,554
                                                               ==================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated September 30, 2002 compared to December 31, 2001.)

Assets of EastGroup were $692,957,000 at September 30, 2002, an increase of $9,175,000 from December 31, 2001. Liabilities (excluding minority interests) increased $18,827,000 to $330,160,000 and stockholders' equity decreased $9,672,000 to $361,038,000 during the same period. Book value per common share decreased from $16.19 at December 31, 2001 to $15.40 at September 30, 2002. The paragraphs that follow explain these changes in detail.

     Real estate properties increased $36,600,000 during the nine months ended September 30, 2002. This increase was due to the acquisition of five properties for a total of $12,935,000, as detailed below; the transfer of six properties from development with total costs of $26,766,000; capital improvements of $5,749,000; improvements on development properties transferred to the portfolio in the 12-month period following transfer of $2,187,000 and the transfer of land from development with costs of $372,000. These increases were offset by the transfer of three properties to the category "held for sale" with costs of $10,228,000 and the transfer of land into development with costs of $1,181,000.

Real Estate Properties

      Real Estate Properties                                                               Date               Cost
        Acquired in 2002                          Location               Size            Acquired        (In thousands)
--------------------------------------       --------------------- ----------------- ----------------- -------------------
Broadway Industrial Park V and VI             Tempe, Arizona          79,000 sq. ft.      06-07-02           $ 3,962
Freeport Tech Center I                        Houston, Texas         188,000 sq. ft.      07-11-02             6,357
Exchange Distribution Centers II and III      Orlando, Florida        62,000 sq. ft.      08-14-02             2,616
                                                                                                       -------------------
      Total Industrial Acquisitions                                                                          $12,935
                                                                                                       ===================

     During the nine months ended September 30, 2002, another property was transferred to "held for sale;" however, this property was subsequently transferred back to the portfolio as a result of a change in plans by the Company due to market conditions. Upon the reclassification of this property, depreciation was adjusted to reflect the carrying amount of this property as if it had never been classified as "held for sale."

     Development decreased $1,290,000 during the nine months ended September 30, 2002. This decrease was due to the transfer of six development properties to real estate properties with total costs of $26,766,000, as detailed in the table below; land transferred from development to the portfolio with costs of $372,000 and land transferred to "held for sale" with costs of $231,000. These decreases were offset by year-to-date development costs of $24,898,000 on existing and completed development properties and the transfer of land from the portfolio to development with costs of $1,181,000.

     Total cash outflows for development for the nine months ended September 30, 2002 were $27,085,000. In addition to the costs incurred for the nine months ended September 30, 2002 as detailed in the table below, development costs included $2,187,000 for improvements on properties transferred to the portfolio during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

Development

                                                                        Costs Incurred
                                                             --------------------------------------
                                                Size at       For the 9 Months     Cumulative as       Estimated
                                              Completion        Ended 9/30/02        of 9/30/02     Total Costs (1)
------------------------------------------- ---------------- --------------------------------------------------------
                                             (Square feet)                         (In thousands)
Lease-Up:
Sunport Center III
    Orlando, Florida                              66,000         $     532               3,757             4,000
World Houston XIV
    Houston, Texas                                77,000               719               3,052             3,600
Americas 10 Business Center I
    El Paso, Texas                                97,000               903               3,190             3,300
Metro Airport Commerce Center I
    Jackson, Mississippi                          32,000             1,303               1,629             1,700
                                            -------------------------------------------------------------------------
Total Lease-up                                   272,000             3,457              11,628            12,600
                                            -------------------------------------------------------------------------


Under Construction:
Executive Airport Commerce Center I & III
    Fort Lauderdale, Florida                      85,000             2,204               3,650             6,000
World Houston XIX
    Houston, Texas                                66,000             1,086               1,086             3,100
World Houston XX
    Houston, Texas                                62,000               934                 934             2,800
Chamberlain Expansion
    Tucson, Arizona                               34,000               250                 250             1,600
Expressway Commerce Center
    Tampa, Florida                               108,000             1,657               1,657             4,300
                                            -------------------------------------------------------------------------
Total Under Construction                         355,000             6,131               7,577            17,800
                                            -------------------------------------------------------------------------


Prospective Development:
Phoenix, Arizona                                 103,000                88               1,342             6,000
Tucson, Arizona                                   70,000                 -                 326             3,500
Tampa, Florida                                   140,000               108               1,776             5,600
Orlando, Florida                                 249,000               386               3,210            14,900
Fort Lauderdale, Florida                          55,000               482               1,410             3,300
El Paso, Texas                                   251,000               284               2,207             7,600
Houston, Texas                                   915,000                 9               6,234            46,200
Jackson, Mississippi                              32,000               201                 504             1,700
                                            -------------------------------------------------------------------------
Total Prospective Development                  1,815,000             1,558              17,009            88,800
                                            -------------------------------------------------------------------------
                                               2,442,000         $  11,146              36,214           119,200
                                            =========================================================================

Completed Development and Transferred
To Real Estate Properties During the
Nine Months Ended September 30, 2002:
Tower Automotive
    Jackson, Mississippi                         200,000         $   9,574              9,958
Walden Distribution Center I
    Tampa, Florida                                90,000               115              3,655
Techway Southwest I
    Houston, Texas                               126,000               284              4,494
World Houston XII
    Houston, Texas                                59,000             2,227              2,759
Kyrene II
    Tempe, Arizona                                60,000                 -              3,049
World Houston XIII
    Houston, Texas                                51,000             1,552              2,851
                                            ---------------------------------------------------------
Total Transferred to Real Estate Properties      586,000         $  13,752             26,766
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

     Real estate held for sale increased $7,303,000 due to the transfer of four properties from the portfolio with total costs of $16,805,000, the transfer of land from development with costs of $231,000, and capital improvements of $62,000. These increases were offset by the sale of two properties with costs of $3,218,000 and the transfer of one property from held for sale back to the portfolio with costs of $6,577,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $19,820,000 primarily due to depreciation expense of $20,093,000 on real estate properties, offset by the sale of two properties with accumulated depreciation of $372,000.

     Mortgage loans receivable decreased $5,501,000 during 2002 primarily as a result of the repayment of a construction loan the Company made during 2000 and 2001 for the development of Freeport Tech Center I in Houston. The terms of this loan included a related option for EastGroup to purchase the property after completion. As part of the Company's purchase of Freeport in July 2002, the seller repaid the principal amount of $5,500,000 and all accrued interest on the outstanding mortgage loan receivable.

     Investment in real estate investment trusts (REITs) decreased from $6,452,000 at December 31, 2001 to $1,607,000 at September 30, 2002 as a result of the sale of REIT shares with a carrying value of $5,259,000 and the purchase of REIT shares for $1,308,000. Unrealized gains decreased $894,000 as a result of realized gains of $1,836,000 on REIT shares, offset by unrealized gains of $942,000.

     Mortgage notes payable increased $36,226,000 during the nine months ended September 30, 2002 due to two new mortgages of $48,200,000, offset by the repayment of an $8,008,000 mortgage and regularly scheduled principal payments of $3,966,000.

     Notes payable to banks decreased $20,985,000 as a result of payments of $184,767,000 exceeding borrowings of $163,782,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accumulated other comprehensive income decreased $894,000 as a result of realized gains of $1,836,000 on REIT shares, offset by unrealized gains of $942,000.

     Undistributed earnings decreased from $23,753,000 at December 31, 2001 to $11,763,000 at September 30, 2002, as a result of dividends on common and preferred stock of $30,201,000 exceeding net income for financial reporting purposes of $18,211,000.

RESULTS OF OPERATIONS

(Comments are for the three months and nine months ended September 30, 2002, compared to the three months and nine months ended September 30, 2001.)

Net income available to common stockholders for the three months and nine months ended September 30, 2002 was $2,671,000 ($.17 per basic share and $.16 per diluted share) and $10,705,000 ($.68 per basic share and $.66 per diluted share), compared to net income available to common stockholders for the three months and nine months ended September 30, 2001 of $6,073,000 ($.39 per basic share and $.38 per diluted share) and $19,048,000 ($1.21 per basic share and $1.19 per diluted share). Income before gain (loss) on sale of real estate investments was $5,213,000 and $18,049,000 for the three months and nine months ended September 30, 2002, compared to $8,521,000 and $22,931,000 for the three months and nine months ended September 30, 2001. There was no gain or loss on sale of real estate investments from continuing operations for the three months ended September 30, 2002 and a gain of $93,000 for the nine months ended September 30, 2002, compared to a loss of $35,000 and a gain of $3,420,000 for the three months and nine months ended September 30, 2001, respectively. In accordance with the guidelines under SFAS No. 144, gains or losses on the sale of properties placed in the category "held for sale" subsequent to December 31, 2001 are included in Discontinued Operations. There was a loss of $66,000 for the three months and nine months ended September 30, 2002 and none for 2001. The paragraphs that follow describe the results of operations in detail.

     Property net operating income (PNOI), as defined and discussed in Note 10 in the Notes to the Consolidated Financial Statements, decreased by $898,000 or 4.7% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, PNOI decreased by $2,308,000 or 4.1% compared to the nine months ended September 30, 2001. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income

                                            Three Months Ended          Nine Months Ended            Percent
                                               September 30,              September 30,               Leased
                                         ---------------------------------------------------------------------------
                                             2002         2001         2002         2001        9-30-02    9-30-01
                                         ---------------------------------------------------------------------------
                                                            (In thousands)
         Industrial                      $   17,835      18,707       52,839       55,103         91.7%      93.2%
         Other                                  237         263          761          805
                                         ----------------------------------------------------
            Total PNOI                   $   18,072      18,970       53,600       55,908
                                         ====================================================

     PNOI from industrial properties decreased $872,000 (4.7%) and $2,264,000 (4.1%) for the three months and nine months ended September 30, 2002, compared to September 30, 2001. Industrial properties held throughout the three months and nine months ended September 30, 2002 compared to the same periods in 2001 showed a decrease in PNOI of 8.6% and 5.7%, respectively. The decrease in PNOI results primarily from a decrease in the Company's portfolio occupancy level from 93.1% at September 30, 2001 to 90.7% at September 30, 2002. This decrease is primarily due to a continued slowing in the economy and the unusually high percentage of leases that expired last year (over 20%). Also, lease termination fees were $119,000 and $286,000 for the three months and nine months ended September 30, 2002 compared to $894,000 and $1,118,000 for the same periods in 2001. In addition, real estate operating expenses increased $1,234,000 (19.4%) and $3,250,000 (17.7%) for the three months and nine months ended September 30, 2002. This increase was primarily due to increases in insurance and property taxes. Because of the lower occupancy, the Company had to absorb a greater percentage of operating expenses in 2002.

     Gain on REIT securities was $365,000 for the three months and $1,836,000 for the nine months ended September 30, 2002. Gain on REIT securities was $1,774,000 for the three months and $2,480,000 for the nine months ended September 30, 2001.

     Bank interest expense before amortization of loan costs and capitalized interest was $685,000 for the three months ended September 30, 2002, a decrease of $255,000 from the three months ended September 30, 2001. Bank interest expense before amortization of loan costs and capitalized interest was
$2,088,000 for the nine months ended September 30, 2002, a decrease of $1,945,000 from the nine months ended September 30, 2001. Average bank borrowings were $85,301,000 and $87,225,000 for the three months and nine months ended September 30, 2002 compared to $72,297,000 and $85,296,000 for the same periods in 2001. Average bank interest rates were 3.14% and 3.16% for the three months and nine months ended September 30, 2002 compared to 5.20% and 6.30% for the same periods in 2001. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months and nine months ended September 30, 2002 were $532,000 and $1,620,000 compared to $524,000 and $1,808,000 for the same periods in 2001.
Amortization of bank loan costs was $89,000 and $287,000 for the three months and nine months ended September 30, 2002 compared to $66,000 and $198,000 for the same periods in 2001.

     Mortgage interest expense on real estate properties was $4,074,000 for the three months ended September 30, 2002, an increase of $149,000 from the three months ended September 30, 2001. Mortgage interest expense on real estate properties was $11,804,000 for the nine months ended September 30, 2002, an increase of $773,000 from the nine months ended September 30, 2001. The increase in interest for the nine months was primarily due to a $40,000,000 mortgage loan obtained in August 2002 and a $45,000,000 mortgage loan obtained in April 2001. Amortization of mortgage loan costs was $47,000 and $144,000 for the three months and nine months ended September 30, 2002 compared to $51,000 and $136,000 for the same periods in 2001.

     Depreciation and amortization increased $926,000 and $2,384,000 for the three months and nine months ended September 30, 2002 compared to the same periods in 2001. These increases were primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2001 and 2002. These increases were offset by the sale of several properties in 2001 and 2002 and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale").

     A summary of the gains and losses on real estate investments for the nine months ended September 30, 2002 and 2001 follows. The loss on 7th Street is recorded under Discontinued Operations in accordance with SFAS No. 144 (see Note 4 in the Notes to Consolidated Financial Statements).

Gain on Real Estate Investments
                                                                               Net            Recognized
                                                             Basis         Sales Price        Gain (Loss)
                                                         -----------------------------------------------------
                                                                          (In thousands)
2002
Real estate properties:
  Carpenter Duplex, Dallas, Texas                         $   1,018            1,111               93
  7th Street Service Center, Phoenix, AZ                      1,872            1,806              (66)
                                                         -----------------------------------------------------
                                                          $   2,890            2,917               27
                                                         =====================================================
2001
Real estate properties:
  Nobel Business Center, Hercules, CA                     $   2,113            5,250            3,137
  West Palm II, West Palm Beach, FL                           1,274            1,350               76
  109th Street Distribution Center, Dallas, TX                  990            1,232              242
  West Palm I, West Palm Beach, FL                            1,463            1,428              (35)
                                                         -----------------------------------------------------
                                                          $   5,840            9,260            3,420
                                                         =====================================================

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased rent income $473,000 and $1,006,000 for the three months and nine months ended September 30, 2002 compared to $389,000 and $1,355,000 for the same periods in 2001. The decrease for the nine months ended September 30, 2002 is primarily due to lease terminations, lease amendments and vacancies. Capital expenditures for the three months and nine months ended September 30, 2002 and 2001 were as follows:

Capital Expenditures
                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                              Estimated    ----------------------------------------------------------
                                             Useful Life       2002           2001           2002          2001
                                            -------------------------------------------------------------------------
                                                                                 (In thousands)
Upgrade on Acquisitions                         40 yrs       $      8         (181)              8           257
Major Renovation/Redevelopment                  40 yrs              -            -              53             -
Tenant Improvements:
   New Tenants                                Lease Life        1,384        1,727           3,264         2,862
   Renewal Tenants                            Lease Life          103          125             524           483
Other:
   Building Improvements                       5-40 yrs           155          197             621           835
   Roofs                                       5-15 yrs           765           56           1,275           399
   Parking Lots                                 5 yrs              10          157              30           166
   Other                                        5 yrs               5            8              36            98
                                                           ----------------------------------------------------------
      Total capital expenditures                             $  2,430        2,089           5,811         5,100
                                                           ==========================================================

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months and nine months ended September 30, 2002 and 2001 were as follows:

Capitalized Leasing Costs
                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                              Estimated    ----------------------------------------------------------
                                             Useful Life       2002           2001           2002          2001
                                            -------------------------------------------------------------------------
                                                                                  (In thousands)
Development                                   Lease Life     $     56          595             986        1,306
New Tenants                                   Lease Life          825          356           1,444          795
Renewal Tenants                               Lease Life          282          141             749          763
                                                           ----------------------------------------------------------
      Total capitalized leasing costs                        $  1,163        1,092           3,179        2,864
                                                           ==========================================================

Amortization of leasing costs                                $    895          733           2,228        1,905
                                                           ==========================================================


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $46,132,000 for the nine months ended September 30, 2002. Other sources of cash were primarily from bank borrowings, proceeds from mortgage notes payable, sales of REIT shares, collections on mortgage loans receivable, sales of real estate investments and proceeds from exercise of stock options. The Company distributed $22,397,000 in common and $7,506,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, purchases of real estate investments, mortgage note payments, capital improvements at the various properties, debt issuance costs and purchases of REIT shares.

Total debt at September 30, 2002 and December 31, 2001 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at September 30, 2002.

                                                           September 30, 2002        December 31, 2001
                                                         ---------------------------------------------------
                                                                          (In thousands)
         Mortgage notes payable - fixed rate              $       241,240                   205,014
         Bank notes payable - floating rate                        65,073                    86,058
                                                         ---------------------------------------------------
            Total debt                                    $       306,313                   291,072
                                                         ===================================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. At September 30, 2002, the interest rate was 3.06% on $62,000,000. The interest rate on each tranche is currently reset on a monthly basis.

     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2003. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. The interest rate was 2.9862% on a balance of $3,073,000 at September 30, 2002.

     In August 2002, EastGroup obtained a $40,000,000 nonrecourse mortgage secured by 15 properties. The note has an interest rate of 6.86%, a term of 10 years, and an amortization period of 25 years. The closing of this loan was consistent with the Company's financial management goal to maintain floating rate bank debt at below 10% of total market capitalization.

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

                                     Oct-Dec                                                                     Fair
                                      2002       2003      2004     2005      2006     Thereafter     Total      Value
                                   ---------------------------------------------------------------------------------------
Fixed rate debt (in thousands)      $ 1,556     10,098    10,974    24,878    21,410     172,324     241,240    255,382
Weighted average interest rate        7.58%      8.05%     7.96%     7.99%     7.79%       7.23%       7.43%
Variable rate debt (in thousands)         -      3,073         -    62,000         -           -      65,073     65,073
Weighted average interest rate            -      2.99%         -     3.06%         -           -       3.06%

     As the table above incorporates only those exposures that exist as of September 30, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 31 basis points, interest expense and cash flows would increase or decrease by approximately $199,000 annually.

FORWARD LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or nonrenewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to disasters and the costs of insurance to protect from such disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

PART II.  OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2002

                                            EASTGROUP PROPERTIES, INC.

                                            /s/ BRUCE CORKERN
                                            Bruce Corkern, CPA
                                            Senior Vice President and Controller

                                            /s/ N. KEITH MCKEY
                                            N. Keith McKey, CPA
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary

CERTIFICATIONS

I, David H. Hoster II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EastGroup Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  November 14, 2002                                /s/ DAVID H. HOSTER II
                                                         David H. Hoster II
                                                         Chief Executive Officer

I, N. Keith McKey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EastGroup Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  November 14, 2002                                /s/ N. KEITH MCKEY
                                                         N. Keith McKey
                                                         Chief Financial Officer