Form 10-K
period 2002-12-31
EASTGROUP PROPERTIES INC
filed 2003-03-21
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002        COMMISSION FILE NUMBER 1-7094

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES (x) NO ( )

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2003 was $419,982,000.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES (x) NO ( )

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $411,836,000.

     The number of shares of common stock, $.0001 par value, outstanding as of March 14, 2003 was 16,115,964.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS.

Organization

     EastGroup Properties, Inc. (the "Company" or "EastGroup") is an equity real estate investment trust ("REIT") organized in 1969. The Company has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (the Code), as amended, and intends to continue to qualify to be so taxed. The Company maintains a website at www.eastgroup.net. EastGroup's press releases, Securities and Exchange Commission filings, financial information and additional information about the Company are available at our website.

Administration

     The Company is self-administered (i.e., it provides its own investment and administrative services internally through its employees) and maintains its principal executive offices in Jackson, Mississippi. As of March 14, 2003, EastGroup had 54 full-time and three part-time employees.

Current Operations

     EastGroup is an equity REIT focused on the acquisition, operation and development of industrial properties in major Sunbelt markets throughout the United States. Its strategy for growth is based on its ownership of premier distribution facilities clustered near major transportation centers. EastGroup's portfolio currently includes 18.5 million square feet with an additional 624,000 square feet of properties under development.

     During 2002, EastGroup expanded its portfolio by the transfer of seven properties (662,000 square feet) from development to the portfolio with costs of $30,529,000, through acquisition of six properties (355,000 square feet) with total costs of $13,667,000 and 9.15 acres of land for $916,000, and through capital improvements of $13,121,000 on existing and transferred development properties. In addition to direct property acquisitions and developments, EastGroup seeks to grow its portfolio through the acquisition of other public and private real estate companies and REITs. In 2002, the Company invested $1,308,000 in the stock of REITs.

     The recycling of capital has been an important element of EastGroup's growth strategy. Through recycling, EastGroup seeks to continually improve the physical quality and location of its properties and increase the clustering of assets in core submarkets. During 2002, the Company sold two properties for net proceeds of $2,917,000 with total gains for financial reporting purposes of $27,000. In addition, the Company realized gains of $1,836,000 on its investments in Pacific Gulf Properties (PAG) and other REITs as the result of the sale and liquidation of these REIT shares.

     EastGroup's portfolio square footage leased for 2002 increased from 91.6% to 93.1%. In 2002, leases for 18.3% of the portfolio's square footage expired and EastGroup renewed or re-leased 75% of that space. The expiring leases for 2003 were 10.8% of the portfolio as of March 14, 2003.

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

ITEM 2.  PROPERTIES.

     The Company conducts its primary operations from approximately 12,000 square feet of rented office space located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. EastGroup also has regional offices in Phoenix and Orlando and property management offices in Jacksonville, Tampa, Fort Lauderdale and Houston. Offices at these locations allow the Company to self-manage (i.e., provide management services through its employees) all of its Arizona, Florida and Houston properties, which together account for 52% of the Company's total portfolio. The Florida and Arizona operations also provide significant increased development capability in both of these states.

     At December 31, 2002, the Company did not own any single property that is 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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


PART II.  OTHER INFORMATION

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

               Calendar 2002                           Calendar 2001
--------------------------------------------------------------------------------
 Quarter     High      Low    Distributions      High      Low     Distributions
--------------------------------------------------------------------------------
 First      $26.30    22.09            $.47     $23.56    21.69             $.45
 Second      26.30    23.48             .47      23.55    20.80              .45
 Third       26.50    22.10             .47      23.65    20.00              .45
 Fourth      25.99    22.55             .47      24.25    20.50              .45
                              --------------                       -------------
                                      $1.88                                $1.80
                              ==============                       =============

     As of March 14, 2003, there were approximately 1,200 holders of record of the Company's 16,115,964 outstanding shares of common stock. Of the $1.88 per common share total distributions paid in 2002, $1.8348 per share was taxable as ordinary income for federal income tax purposes and $.0452 per share represented a long-term 20% capital gain. Of the $1.80 per share distributions paid in 2001, $1.7044 per share was taxable as ordinary income for federal income tax purposes and $.0956 per share represented a long-term 20% capital gain.

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

               Calendar 2002                           Calendar 2001
--------------------------------------------------------------------------------
 Quarter     High      Low    Distributions      High      Low     Distributions
--------------------------------------------------------------------------------
 First      $26.18    22.41          $.5625     $24.49    21.75           $.5625
 Second      26.30    23.48           .5625      24.80    23.75            .5625
 Third       26.35    22.40           .5625      25.35    24.25            .5625
 Fourth      25.81    22.98           .5625      25.15    24.51            .5625
                              -------------                        -------------
                                    $2.2500                              $2.2500
                              =============                        =============

     As of March 14, 2003, there were 72 holders of record of the Company's 1,725,000 outstanding shares of Series A preferred stock. Of the $2.25 per Series A preferred share total distributions paid in 2002, $2.1960 per share was taxable as ordinary income for federal income tax purposes and $.0540 per share represented a long-term 20% capital gain. Of the $2.25 per share distributions paid in 2001, $2.1308 per share was taxable as ordinary income for federal income tax purposes and $.1192 per share represented a long-term 20% capital gain.

         SHARES OF SERIES B PREFERRED STOCK MARKET PRICES AND DIVIDENDS

EastGroup has issued 2,800,000 shares of Series B 8.75% Cumulative Convertible Preferred Stock to Five Arrows Realty Securities II, L.L.C., an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group. The Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share (3,182,000 common shares), is entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock is convertible. Of the $2.188 per Series B preferred share total distributions paid in 2002, $2.1355 per share was taxable as ordinary income for federal income tax purposes and $.0525 per share represented a long-term 20% capital gain. Of the $2.188 per share distributions paid in 2001, $2.0721 per share was taxable as ordinary income for federal income tax purposes and $.1159 per share represented a long-term 20% capital gain.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                          Years Ended December 31,
                                                    -------------------------------------------------------------------------
                                                          2002          2001          2000          1999          1998
                                                    -------------------------------------------------------------------------
                                                                          (In thousands, except per share data)
OPERATING DATA:
Revenues
  Income from real estate operations                  $   103,048      100,377        93,707        83,026        74,168
  Interest                                                    309        1,041           975         1,367         1,868
  Gain on securities                                        1,836        2,967         2,154            30             -
  Other                                                       617          727         1,068         1,519           548
                                                    -------------------------------------------------------------------------
                                                          105,810      105,112        97,904        85,942        76,584
                                                    -------------------------------------------------------------------------
Expenses
  Operating expenses from real estate
     operations                                            29,924       25,535        22,213        19,809        19,279
  Interest                                                 17,387       17,823        18,570        17,688        16,948
  Depreciation and amortization                            30,333       26,977        23,384        20,181        16,595
  General and administrative                                4,179        4,573         5,607         4,519         3,771
  Minority interest in joint ventures                         375          350           377           433           433
                                                    -------------------------------------------------------------------------
                                                           82,198       75,258        70,151        62,630        57,026
                                                    -------------------------------------------------------------------------
Income before gain on sale of real estate
     investments                                           23,612       29,854        27,753        23,312        19,558
  Gain on sale of real estate investments                      93        4,311         8,771        15,357         9,713
                                                    -------------------------------------------------------------------------
Income before cumulative effect of
     change in accounting principle                        23,705       34,165        36,524        38,669        29,271
  Cumulative effect of change in
     accounting principle (1)                                   -            -             -          (418)             -
                                                     ------------------------------------------------------------------------
Income from continuing operations                          23,705       34,165        36,524        38,251        29,271
                                                     ------------------------------------------------------------------------
Discontinued operations
  Income (loss) from real estate operations                   (13)          17           (12)          104            65
  Loss on sale of real estate investments                     (66)           -             -             -             -
                                                     ------------------------------------------------------------------------
Income (loss) from discontinued operations                    (79)          17           (12)          104            65
                                                     ------------------------------------------------------------------------

Net income                                                 23,626       34,182        36,512        38,355        29,336
  Preferred dividends-Series A                              3,880        3,880         3,880         3,880         2,070
  Preferred dividends-Series B                              6,128        6,128         6,128         2,246             -
                                                     ------------------------------------------------------------------------
Net income available to common stockholders           $    13,618       24,174        26,504        32,229        27,266
                                                     ========================================================================

BASIC PER SHARE DATA:
  Income from continuing operations                   $      0.86         1.54          1.70          2.00          1.67
  Income (loss) from discontinued operations                 0.00         0.00          0.00          0.01          0.00
                                                     ------------------------------------------------------------------------
  Net income available to common stockholders         $      0.86         1.54          1.70          2.01          1.67
                                                     ========================================================================

  Weighted average shares outstanding                      15,868       15,697        15,623        16,046        16,283

DILUTED PER SHARE DATA:
  Income from continuing operations                   $      0.84         1.51          1.68          1.98          1.66
  Income (loss) from discontinued operations                 0.00         0.00          0.00          0.01          0.00
                                                     ------------------------------------------------------------------------
  Net income available to common stockholders         $      0.84         1.51          1.68          1.99          1.66
                                                     ========================================================================

  Weighted average shares outstanding                      16,237       16,046        15,798        17,362        16,432

OTHER PER SHARE DATA:
  Book value (at end of year)                         $     15.11        16.19         16.55         16.47         16.12
  Common distributions declared                              1.88         1.80          1.58          1.48          1.40
  Common distributions paid                                  1.88         1.80          1.58          1.48          1.40


BALANCE SHEET DATA (AT END OF YEAR):
  Real estate investments, at cost (2)                $   791,684      741,755       703,846       649,754       582,565
  Real estate investments, net of accumulated
    depreciation and allowance for losses (2)             672,707      649,554       633,726       598,175       539,729
  Total assets                                            702,341      683,782       666,205       632,151       567,548
  Mortgage, bond and bank loans payable                   322,300      291,072       270,709       243,665       236,816
  Total liabilities                                       345,856      313,072       290,813       262,839       251,524
  Total stockholders' equity                              356,485      370,710       375,392       369,312       316,024

(1) Represents previously capitalized start-up and organizational costs that were expensed on January 1, 1999 in accordance with the requirements of Statement of Position 98-5.
(2)  Does not include the $500,000 land purchase-leaseback sold in 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

The Company's management considers the following accounting policies to be critical to the reported operations of the Company.

Real Estate Properties

During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction, property taxes and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management's judgment, the Company believes internal cost capitalization is a critical accounting estimate.

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

Valuation of Receivables

The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit review and analysis on prospective tenants before significant leases are executed. The Company evaluates outstanding receivables and estimates the allowance for uncollectible accounts. Management specifically analyzes historical bad debts, aged receivables, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that its allowance for uncollectible accounts is adequate for its outstanding receivables at December 31, 2002 and 2001.

Tax Status

EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) paying out capital gains to the stockholders with no tax to the Company, or (ii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2002, 2001 and 2000 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION

Assets of EastGroup were $702,341,000 at December 31, 2002, an increase of $18,559,000 from December 31, 2001. Liabilities (excluding minority interests) increased $32,764,000 to $344,097,000 and stockholders' equity decreased $14,225,000 to $356,485,000 during the same period. Book value per common share decreased from $16.19 at December 31, 2001 to $15.11 at December 31, 2002. The paragraphs that follow explain these changes in detail.

     Real estate properties increased $53,749,000 during the year ended December 31, 2002. This increase was due to the transfer of seven properties from development with total costs of $30,529,000; acquisition of six properties for a total of $13,363,000, as detailed below; capital improvements of $9,625,000 and improvements on development properties transferred to the portfolio in the 12-month period following transfer of $3,435,000. These increases were offset by the transfer of one property to the category "held for sale" with costs of $2,022,000 and the transfer of land into development with costs of $1,181,000. During 2002, three additional properties were transferred to "held for sale;" however, these properties were subsequently transferred back to the portfolio as a result of a change in plans by the Company due to market conditions. Upon the reclassification of these properties, depreciation was adjusted to reflect the carrying amount of these properties as if they had never been classified as "held for sale."


Real Estate Properties
      Real Estate Properties
        Acquired in 2002                     Location               Size          Date Acquired       Cost (1)
-----------------------------------------------------------------------------------------------------------------
                                                                                                   (In thousands)
Broadway Industrial Park V and VI          Tempe, Arizona        79,000 sq. ft.       06-07-02     $       3,898
Freeport Tech Center                       Houston, Texas       188,000 sq. ft.       07-11-02             6,170
Exchange Distribution Center II and III    Orlando, Florida      62,000 sq. ft.       08-14-02             2,563
North Stemmons II                          Dallas, Texas         26,000 sq. ft.       10-10-02               732
                                                                                                  ---------------
      Total Industrial Acquisitions                                                                $      13,363
                                                                                                  ===============

(1) Total cash paid for properties acquired was $13,667,000, of which $13,363,000 was allocated to the real estate properties as indicated above and $304,000 was allocated to leasing origination costs. The leasing origination costs, which are included in Other Assets on the balance sheet, will be amortized over the remaining lives of the leases in place at the time of acquisition in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."

     Development increased $2,214,000 during the year ended December 31, 2002. This increase was due to development costs of $32,165,000 on existing and completed development properties and the transfer of land from the portfolio to development with costs of $1,181,000. These increases were offset by the transfer of seven development properties to real estate properties with total costs of $30,529,000, as detailed in the table below, and land transferred to "held for sale" with costs of $603,000.

     Total cash outflows for development for the year ended December 31, 2002 were $35,600,000. In addition to the costs incurred for the year ended December 31, 2002 as detailed in the table below, development costs included $3,435,000 for improvements on properties transferred to the portfolio during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

Development

                                                                        Costs Incurred
                                                            ---------------------------------------
                                                               For the Year       Cumulative as       Estimated
                                                 Size         Ended 12/31/02       of 12/31/02     Total Costs (1)
                                             ----------------------------------------------------------------------
                                             (Square feet)                         (In thousands)
Lease-Up:
  World Houston XIV
    Houston, Texas                                77,000        $       741              3,074             3,600
  Americas 10 Business Center I
    El Paso, Texas                                97,000              1,000              3,287             3,300
  Metro Airport Commerce Center I
    Jackson, Mississippi                          32,000              1,401              1,727             1,900
                                             ----------------------------------------------------------------------
Total Lease-up                                   206,000              3,142              8,088             8,800
                                             ----------------------------------------------------------------------

Under Construction:
  World Houston XIX
    Houston, Texas                                66,000              1,981              1,981             3,100
  World Houston XX
    Houston, Texas                                62,000              1,958              1,958             2,800
  Chamberlain Expansion
    Tucson, Arizona                               34,000              1,345              1,345             1,600
  Executive Airport Commerce Center I & III
    Fort Lauderdale, Florida                      85,000              3,305              4,751             6,000
  Expressway Commerce Center
    Tampa, Florida                               108,000              3,621              3,621             4,300
                                             ----------------------------------------------------------------------
Total Under Construction                         355,000             12,210             13,656            17,800
                                             ----------------------------------------------------------------------

Prospective Development
(Principally Land):
  Phoenix, Arizona                               103,000                122              1,376             6,000
  Tucson, Arizona                                 70,000                  -                326             3,500
  Tampa, Florida                                 140,000                160              1,828             5,600
  Orlando, Florida                               249,000                476              3,300            14,900
  Fort Lauderdale, Florida                        55,000                675              1,603             3,300
  El Paso, Texas                                 251,000                301              2,224             7,600
  Houston, Texas                                 915,000                561              6,786            46,200
  Jackson, Mississippi                            32,000                228                531             1,700
                                             ----------------------------------------------------------------------
Total Prospective Development                  1,815,000              2,523             17,974            88,800
                                             ----------------------------------------------------------------------
                                               2,376,000        $    17,875             39,718           115,400
                                             ======================================================================

Completed Development and Transferred
To Real Estate Properties During the
Year Ended December 31, 2002:
  Sunport Center III
    Orlando, Florida                              66,000        $       538             3,763
  Tower Automotive
    Madison, Mississippi                         210,000              9,574             9,958
  Walden Distribution Center I
    Tampa, Florida                                90,000                115             3,655
  Techway Southwest I
    Houston, Texas                               126,000                284             4,494
  World Houston XII
    Houston, Texas                                59,000              2,227             2,759
  Kyrene II
    Tempe, Arizona                                60,000                  -             3,049
  World Houston XIII
    Houston, Texas                                51,000              1,552             2,851
                                            -----------------------------------------------------
Total Transferred to Real Estate Properties      662,000        $    14,290            30,529
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

     Real estate held for sale decreased $532,000 due to the sale of two properties with costs of $3,218,000, offset by the transfer of one property from the portfolio with total costs of $2,022,000, the transfer of land from development with costs of $603,000, and capital improvements of $61,000.

     Accumulated depreciation on real estate properties and real estate held for sale increased $26,776,000 primarily due to depreciation expense of $27,050,000 on real estate properties, offset by the sale of two properties with accumulated depreciation of $372,000.

     Mortgage loans receivable decreased $5,502,000 during 2002 primarily as a result of the repayment of a construction loan the Company made during 2000 and 2001 for the development of Freeport Tech Center in Houston. The terms of this loan included a related option for EastGroup to purchase the property after completion. As part of the Company's purchase of Freeport in July 2002, the seller repaid the principal amount of $5,500,000 and all accrued interest on the outstanding mortgage loan receivable.

     Investment in real estate investment trusts (REITs) decreased from $6,452,000 at December 31, 2001 to $1,663,000 at December 31, 2002 as a result of the sale of REIT shares with a cost of $5,259,000 and the purchase of REIT shares for $1,308,000. Unrealized gains decreased $838,000 as a result of realized gains of $1,836,000 on REIT shares, offset by unrealized gains of $998,000.

     Mortgage notes payable increased $43,329,000 during the year ended December 31, 2002 due to three new mortgages totaling $59,200,000, offset by the repayment of two mortgages for $10,350,000 and regularly scheduled principal payments of $5,521,000. A detail of the Company's mortgages is provided in Note 7 in the Notes to the Consolidated Financial Statements.

     Notes payable to banks decreased $12,101,000 as a result of payments of $207,687,000 exceeding borrowings of $195,586,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accumulated other comprehensive income decreased $1,135,000 as a result of realized gains of $1,836,000 on REIT shares, offset by unrealized gains of $998,000 on REIT shares, and an unrealized loss of $297,000 due to the fair value adjustment of the Company's interest rate swap (see Note 6 in the Notes to the Consolidated Financial Statements).

     Undistributed earnings decreased from $23,753,000 at December 31, 2001 to $7,109,000 at December 31, 2002, as a result of dividends on common and preferred stock of $40,270,000 exceeding net income for financial reporting purposes of $23,626,000.

RESULTS OF OPERATIONS

2002 Compared to 2001

Net income available to common stockholders for 2002 was $13,618,000 ($.86 per basic share and $.84 per diluted share) compared to net income available to common stockholders in 2001 of $24,174,000 ($1.54 per basic share and $1.51 per diluted share). Income before gain on sale of real estate investments was $23,612,000 in 2002 compared to $29,854,000 in 2001. Gain on sale of real estate investments from continuing operations for 2002 was $93,000 compared to $4,311,000 in 2001. In accordance with the guidelines under Statement of Financial Accounting Standards (SFAS) No. 144, gains and losses on the sale of properties placed in the category "held for sale" subsequent to December 31, 2001 are included in Discontinued Operations. There was a loss of $66,000 from discontinued operations for 2002 and none for 2001. The paragraphs that follow describe the results of operations in detail.

     Property net operating income (PNOI) from real estate properties, defined as income from real estate operations (REO) less property operating expenses (before interest expense and depreciation and amortization) is a supplemental industry reporting measurement used to evaluate the performance of the Company's investments in real estate assets. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the properties' performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs.

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

     PNOI from continuing operations decreased by $1,718,000 or 2.3% for 2002 compared to 2001. PNOI by property type and percentage leased for industrial were as follows:


Property Net Operating Income

                               Years Ended                     Percent
                               December 31,                    Leased
                         -------------------------------------------------------
                            2002        2001          12-31-02        12-31-01
                         -------------------------------------------------------
                              (In thousands)
         Industrial      $  72,048     73,783            93.1%         91.6%
         Other               1,076      1,059
                         ----------------------
           Total PNOI    $  73,124     74,842
                         ======================

     PNOI from industrial properties decreased $1,735,000 (2.4%) for 2002 compared to 2001. Industrial properties held throughout 2002 and 2001 showed a decrease in PNOI of 5.5%. The decrease in PNOI results mainly from a decrease in the Company's portfolio average occupancy during the year primarily due to a continued slowing of the economy and the unusually high percentage of leases that expired in the last two years. Also, lease termination fees were only $345,000 in 2002 compared to $1,341,000 in 2001. In addition, real estate operating expenses increased $4,389,000 (17.2%) in 2002 compared to 2001. This increase was primarily due to increases in insurance, property taxes and bad debt expense. Because of the lower occupancy, the Company had to absorb a greater percentage of operating expenses in 2002.

     Gain on REIT securities was $1,836,000 for 2002 compared to $2,967,000 in 2001. In 2002, the Company received liquidating distributions of $365,000 from Pacific Gulf Properties (PAG) compared to $2,569,000 in 2001. Gain on sales of other REIT securities was $1,471,000 in 2002 compared to $398,000 in 2001.

     Bank interest expense before amortization of loan costs and capitalized interest was $2,585,000 for 2002, a decrease of $2,165,000 from 2001. Average bank borrowings were $83,039,000 in 2002 compared to $82,898,000 in 2001 with average bank interest rates of 3.11% in 2002 compared to 5.72% in 2001. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for 2002 were $2,061,000 compared to $2,329,000 in 2001. Amortization of bank loan costs was $407,000 in 2002 compared to $264,000 in 2001. See Note 6 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.

     Mortgage interest expense on real estate properties was $16,253,000 for 2002, an increase of $1,303,000 from 2001. The increase in 2002 was primarily due to an increase in mortgage loans payable of $43,329,000 from 2001. The Company obtained three new mortgage loans totaling $59,200,000 in 2002 while paying off maturing loans of $10,350,000 and regularly scheduled principal payments of $5,521,000. Amortization of mortgage loan costs was $203,000 in 2002 compared to $188,000 in 2001. See Note 7 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's mortgage notes payable.

     Depreciation and amortization increased $3,356,000 in 2002 compared to 2001. This increase was primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2001 and 2002. The increase was offset by the sale of several properties in 2001 and 2002 and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale").

     The decrease in general and administrative expenses of $394,000 for the year ended December 31, 2002 compared to 2001 is primarily due to lower compensation expense. The reduction in compensation expense was mainly attributable to lower bonuses paid to senior management since the Company did not meet the funds from operations goals projected for the year.

     In 2002, the Company recognized a gain of $93,000 from the sale of Carpenter Duplex, which is reported in Income from Continuing Operations on the income statement. The Company recognized a loss of $66,000 on the sale of 7th Street Service Center, which is recorded under Discontinued Operations in accordance with SFAS No. 144. (SFAS No. 144 requires that the operations and gain (loss) on disposal for properties classified to the category "held for sale" subsequent to December 31, 2001 be recorded in Discontinued Operations.)In 2001, the Company recognized gains of $4,311,000 primarily from the sale of five properties. See Note 2 in the Notes to the Consolidated Financial Statements for a summary of these transactions.

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $1,953,000 for 2002 compared to $1,741,000 in 2001. Capital expenditures for the years ended December 31, 2002 and 2001 were as follows:

Capital Expenditures
                                                                Years Ended
                                                                December 31,
                                         Estimated        ----------------------
                                        Useful Life          2002          2001
                                     -------------------------------------------
                                                               (In thousands)
Upgrade on Acquisitions                   40 yrs           $    61          270
Major Renovation/Redevelopment            40 yrs                53           63
Tenant Improvements:
   New Tenants                          Lease Life           5,748        3,787
   Renewal Tenants                      Lease Life           1,150          581
Other:
   Building Improvements                 5-40 yrs              853        1,188
   Roofs                                 5-15 yrs            1,588          412
   Parking Lots                           5 yrs                179          219
   Other                                  5 yrs                 54          102
                                                          ----------------------
      Total capital expenditures                           $ 9,686        6,622
                                                          ======================

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2002 and 2001 were as follows:

Capitalized Leasing Costs
                                                                Years Ended
                                                                December 31,
                                         Estimated        ----------------------
                                        Useful Life          2002          2001
                                     -------------------------------------------
                                                               (In thousands)
Development                             Lease Life         $ 1,290        1,605
New Tenants                             Lease Life           1,850        1,113
Renewal Tenants                         Lease Life           1,431        1,042
                                                          ----------------------
      Total capitalized leasing costs                      $ 4,571        3,760
                                                          ======================

Amortization of leasing costs                              $ 3,319        2,541
                                                          ======================

2001 Compared to 2000

Net income available to common stockholders for 2001 was $24,174,000 ($1.54 per basic share and $1.51 per diluted share) compared to net income available to common stockholders in 2000 of $26,504,000 ($1.70 per basic share and $1.68 per diluted share). Income before gain on sale of real estate investments was $29,854,000 in 2001 compared to $27,753,000 in 2000. Gain on sale of real estate investments from continuing operations was $4,311,000 in 2001 compared to $8,771,000 in 2000. The paragraphs that follow describe the results of operations in detail.

     PNOI from continuing operations increased by $3,348,000 or 4.7% for 2001 compared to 2000. PNOI by property type and percentage leased for industrial were as follows:


Property Net Operating Income
                                         Years Ended            Percent
                                         December 31,           Leased
                                     -------------------------------------------
                                      2001        2000    12-31-01      12-31-00
                                     -------------------------------------------
                                        (In thousands)
         Industrial                  $ 73,783    69,068     91.6%        96.4%
         Other                          1,059     2,426
                                     -------------------
            Total PNOI               $ 74,842    71,494
                                     ===================


     PNOI from industrial properties increased $4,715,000 (6.8%) for 2001 compared to 2000 primarily due to acquisitions, rental rate increases and development properties that achieved stabilized operations in 2000 and 2001. Also, lease termination fees were $1,341,000 in 2001 compared to $220,000 in 2000. Industrial properties held throughout 2001 and 2000 showed a decrease in PNOI of 1.9% for 2001. The Company experienced greater vacancies during 2001 primarily due to a slowing of the economy and higher than average lease terminations.

     PNOI from other properties decreased $1,367,000 (56.3%) for 2001 compared to 2000. These decreases were primarily the result of the sale of the La Vista Crossing Apartments in December 2000.

     Mortgage loan interest income decreased $358,000 for 2001 compared to 2000 primarily due to the payoff of the World Houston 10 loan in early January 2001.

     Other interest income increased $424,000 for 2001 compared to 2000. This increase was primarily the result of interest received from the final accounting of an escrow account established for the redemption of shares in the Company's 1998 acquisition of Meridian Point Realty Trust VIII.

     Gain on REIT securities was $2,967,000 for 2001 compared to $2,154,000 for 2000. In 2001, the Company received liquidating distributions of $2,569,000 from PAG and recorded gains on sale of other REIT securities of $398,000. In 2000, the Company recorded gains of $807,000 from liquidating distributions received from PAG and $1,347,000 from Franklin Select Realty Trust.

     Bank interest expense before amortization of loan costs and capitalized interest was $4,750,000 for 2001, a decrease of $3,643,000 from 2000. Average bank borrowings were $82,898,000 in 2001 compared to $107,221,000 in 2000 with average bank interest rates of 5.72% in 2001 compared to 7.83% in 2000. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for 2001 were $2,329,000 compared to $2,060,000 in 2000. Amortization of bank loan costs was $264,000 for both 2001 and 2000. See Note 6 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.

     Mortgage interest expense on real estate properties was $14,950,000 for 2001, an increase of $3,146,000 from 2000. These increases were primarily the result of the issuance of two mortgage loans in 2000 and one mortgage loan in 2001, offset by the payoff of several smaller loans in 2000 and 2001. Amortization of mortgage loan costs was $188,000 in 2001 compared to $169,000 in 2000. See Note 7 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's mortgage notes payable.

     Depreciation and amortization increased $3,593,000 in 2001 compared to 2000. This increase was primarily due to the industrial properties acquired and development properties that achieved stabilized operations in both 2000 and 2001 and to the write-off of leasing commissions for lease buyouts. The increase was offset by the sale of several properties in 2000 and 2001 and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale"). Three properties that were in the category "held for sale" at December 31, 2000 were reclassified back to the portfolio in 2001. Upon reclassification, depreciation was adjusted to reflect the carrying amount of these properties as if they had never been classified as "held for sale."

     The decrease in general and administrative expenses of $1,034,000 for the year ended December 31, 2001 compared to 2000 is due to several items. Incentive restricted stock expense was lower in 2001 by $410,000 due to a one-time charge in 2000. Also, taxes were $574,000 lower primarily due to the reversal of accrued taxes for Tennessee franchise taxes. The tax was repealed by the State of Tennessee.

     In 2001, the Company recognized gains of $4,311,000 primarily from the sale of five properties. In 2000, the Company recognized gains of $8,771,000 consisting of the sale of two properties and one parcel of land and the recognition of a deferred gain. See Note 2 in the Notes to the Consolidated Financial Statements for a summary of these transactions.

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income $1,741,000 for 2001 compared to $1,654,000 in 2000. Capital expenditures for the years ended December 31, 2001 and 2000 by category were as follows:

Capital Expenditures

                                                            Years Ended
                                                            December 31,
                                        Estimated    ---------------------------
                                       Useful Life        2001          2000
                                   ---------------------------------------------
                                                            (In thousands)
Upgrade on Acquisitions                   40 yrs       $   270           2,754
Major Renovation/Redevelopment            40 yrs            63              41
Tenant Improvements:
   New Tenants                          Lease Life       3,787           4,534
   Renewal Tenants                      Lease Life         581             901
Other:
   Building Improvements                 5-40 yrs        1,188           1,148
   Roofs                                 5-15 yrs          412             913
   Parking Lots                           5 yrs            219             230
   Other                                  5 yrs            102              90
                                                     ---------------------------
      Total capital expenditures                       $ 6,622          10,611
                                                     ===========================

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2001 and 2000 were as follows:

Capitalized Leasing Costs
                                                            Years Ended
                                                            December 31,
                                        Estimated    ---------------------------
                                       Useful Life        2001          2000
                                   ---------------------------------------------
                                                            (In thousands)
Development                             Lease Life     $ 1,605           1,743
New Tenants                             Lease Life       1,113           1,236
Renewal Tenants                         Lease Life       1,042             949
                                                     ---------------------------
      Total capitalized leasing costs                  $ 3,760           3,928
                                                     ===========================

Amortization of leasing costs                          $ 2,541           2,034
                                                     ===========================

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt this Statement on January 1, 2003 and believes that the effect of adoption will have little or no impact on its overall financial position or results of operation.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted the provisions of this Statement relating to SFAS No. 13 after May 15, 2002. The adoption did not have a material effect on the Company's consolidated financial statements. The Company will adopt the other provisions of this Statement effective January 1, 2003 and believes that the effect of adoption will have little or no impact on its overall financial position or results of operation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this Statement on January 1, 2003 and believes that the effect of adoption will have no significant impact on its overall financial position or results of operation.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company adopted the disclosure provision of this Statement in 2002 and will adopt the measurement provision on January 1, 2003. The application of this Interpretation relating to disclosure did not impact the Company's consolidated financial statements in 2002 and adoption of the measurement provision of this Statement in 2003 is not expected to have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created after February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $53,786,000 for the year ended December 31, 2002. Other sources of cash were primarily from bank borrowings, proceeds from mortgage notes payable, sales and liquidation of REIT shares and collections on mortgage loans receivable. The Company distributed $29,873,000 in common and $10,008,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, mortgage note payments, purchases of real estate investments and capital improvements at the various properties.

     Total debt at December 31, 2002 and 2001 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2002 and 2001.

                                                           December 31,
                                                --------------------------------
                                                     2002              2001
                                                --------------------------------
                                                          (In thousands)
         Mortgage notes payable - fixed rate     $  248,343           205,014
         Bank notes payable - floating rate          73,957            86,058
                                                --------------------------------
            Total debt                           $  322,300           291,072
                                                ================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At December 31, 2002, the interest rate was 2.67% on $70,000,000. The interest rate on each tranche is currently reset on a monthly basis and was last reset on February 26, 2003 at 2.59% on $71,000,000. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.

     The Company had a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2003. The loan was amended in January 2003 to reflect a new maturity date of January 2004. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. At December 31, 2002, the interest rate was 2.555% on $3,957,000. EastGroup's current interest rate for this facility is the LIBOR rate plus 1.175%.

     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, (viii) common stock repurchases, and (ix) any other normal business activities of the Company.

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

                                                                                                             Fair
                                       2003     2004     2005     2006     2007     Thereafter     Total     Value
                                    ---------------------------------------------------------------------------------
Fixed rate debt (in thousands)       $ 7,876   11,234   25,153   21,715   20,390     161,975      248,343    263,971 (1)
Weighted average interest rate         7.66%    7.90%    7.96%    7.76%    7.71%       7.08%        7.34%
Variable rate debt (in thousands)          -    3,957   70,000        -        -           -       73,957     73,957
Weighted average interest rate             -    2.56%    2.67%        -        -           -        2.66%

(1) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

     As the table above incorporates only those exposures that exist as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 27 basis points, interest expense and cash flows would increase or decrease by approximately $197,000 annually.

     In November 2002, the Company entered into an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $11,000,000 Tower Automotive Center recourse mortgage. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

Forward-Looking Statements

In addition to historical information, certain sections of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or nonrenewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to disasters and the costs of insurance to protect from such disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates and the effects to the economy from possible terrorism and related world events, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2002 and 2001, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 and the independent auditors' report thereon are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN COMMON STOCK OWNERS AND MANAGEMENT.

The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference. The following table provides information required by Item 201(d) of Regulation S-K.


                                        Equity Compensation Plan Information
                           (a)                           (b)                     (c)
Plan category              Number of securities to be     Weighted-average       Number of securities remaining
                           issued upon exercise of        exercise price of      available for future issuance
                           outstanding options,           outstanding options,   under equity compensation plans
                           warrants and rights            warrants and rights    (excluding securities reflected in
                                                                                 column (a))
Equity compensation
   plans approved by
   security holders              672,954                       $18.639                        273,110
Equity compensation
   plans not approved by
   security holders                    -                             -                              -
                           ------------------------------------------------------------------------------------------
Total                            672,954                       $18.639                        273,110
                           ==========================================================================================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

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

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Index to Financial Statements:
                                                                                                      Page
(a)     (1)    Consolidated Financial Statements:
                    Independent Auditors' Report                                                       23
                    Consolidated Balance Sheets - December 31, 2002 and 2001                           24
                    Consolidated Statements of Income - Years ended
                       December 31, 2002, 2001 and 2000                                                25
                    Consolidated Statements of Changes in Stockholders' Equity -
                       Years ended December 31, 2002, 2001 and 2000                                    26
                    Consolidated Statements of Cash Flows - Years ended
                       December 31, 2002, 2001 and 2000                                                27
                    Notes to Consolidated Financial Statements                                         28
         (2)   Consolidated Financial Statement Schedules:
                    Schedule III - Real Estate Properties and Accumulated Depreciation                 50
                    Schedule IV - Mortgage Loans on Real Estate                                        56

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

         (10)  Material Contracts:
               (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).*
               (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's Proxy Statement dated April 26, 1994).*
               (c) EastGroup Properties 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 1, 2000).*
               (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey) (incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
               (e) Form of Amendment to Change in Control Agreement that Registrant has entered into with certain executive officers (filed herewith).*
               (f) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
               (g) Operating Agreement dated September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
               (h) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).

               (i)  Credit  Agreement  dated  January  8, 2002  among  EastGroup
                    Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent; SouthTrust Bank, as Co-Syndication Agent; U.S. Bank, National Association, as Documentation Agent; Wells Fargo Bank, National Association, as Co-Documentation Agent; AmSouth Bank, as Managing Agent; PNC Capital Market, Inc., as Lead Arranger and Lead Agent; and the Lenders (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001).

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

         (99) Rights Agreement dated as of December 3, 1998 between the Company and EquiServe Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

(b)      None




*Indicates management or compensatory agreement.

                          INDEPENDENT AUDITORS' REPORT

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its methods of accounting for the impairment or disposal of long-lived assets and stock-based compensation.



Jackson, Mississippi                      KPMG LLP
March 7, 2003


                                                       EASTGROUP PROPERTIES, INC.
                                                       CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                      December 31, 2002          December 31, 2001
                                                                                ----------------------------------------------------
ASSETS
  Real estate properties                                                        $           750,578                      696,829
  Development                                                                                39,718                       37,504
                                                                                ----------------------------------------------------
                                                                                            790,296                      734,333
      Less accumulated depreciation                                                        (118,977)                     (92,060)
                                                                                ----------------------------------------------------
                                                                                            671,319                      642,273
                                                                                ----------------------------------------------------

  Real estate held for sale                                                                   1,375                        1,907
      Less accumulated depreciation                                                               -                         (141)
                                                                                ----------------------------------------------------
                                                                                              1,375                        1,766
                                                                                ----------------------------------------------------

  Mortgage loans                                                                                 13                        5,515
  Investment in real estate investment trusts                                                 1,663                        6,452
  Cash                                                                                        1,383                        1,767
  Other assets                                                                               26,588                       26,009
                                                                                ----------------------------------------------------
        TOTAL ASSETS                                                            $           702,341                      683,782
                                                                                ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $           248,343                      205,014
  Notes payable to banks                                                                     73,957                       86,058
  Accounts payable & accrued expenses                                                        15,571                       12,801
  Other liabilities                                                                           6,226                        7,460
                                                                                ----------------------------------------------------
                                                                                            344,097                      311,333
                                                                                ----------------------------------------------------

                                                                                ----------------------------------------------------
  Minority interest in joint ventures                                                         1,759                        1,739
                                                                                ----------------------------------------------------

STOCKHOLDERS' EQUITY
  Series A 9.00% Cumulative Redeemable Preferred
      Shares and additional paid-in capital; $.0001 par value;
      1,725,000 shares authorized and issued; stated
      liquidation preference of $43,125                                                      41,357                      41,357
  Series B 8.75% Cumulative Convertible Preferred
      Shares and additional paid-in capital; $.0001 par value;
      2,800,000 shares authorized and issued; stated
      liquidation preference of $70,000                                                      67,178                      67,178
  Series C Preferred Shares; $.0001 par value; 600,000
       shares authorized; no shares issued                                                        -                           -
  Common shares; $.0001 par value; 64,875,000
      shares authorized; 16,104,356 shares issued at
      December 31, 2002 and 15,912,060 at December 31, 2001                                       2                           2
  Excess shares; $.0001 par value; 30,000,000 shares
      authorized; no shares issued                                                                -                           -
  Additional paid-in capital on common shares                                               243,562                     240,197
  Undistributed earnings                                                                      7,109                      23,753
  Accumulated other comprehensive income                                                         58                       1,193
  Unearned compensation                                                                      (2,781)                     (2,970)
                                                                                ----------------------------------------------------
                                                                                            356,485                     370,710
                                                                                ----------------------------------------------------
        TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                               $           702,341                     683,782
                                                                                ====================================================

See accompanying notes to consolidated financial statements.

                                                        EASTGROUP PROPERTIES, INC.
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                    2002                 2001               2000
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations                                            $  103,048             100,377               93,707
  Interest:
    Mortgage loans                                                                     264                 481                  839
    Other interest                                                                      45                 560                  136
  Gain on securities                                                                 1,836               2,967                2,154
  Other                                                                                617                 727                1,068
                                                                                ----------------------------------------------------
                                                                                   105,810             105,112               97,904
                                                                                ----------------------------------------------------
EXPENSES
  Operating expenses from real estate operations                                    29,924              25,535               22,213
  Interest                                                                          17,387              17,823               18,570
  Depreciation and amortization                                                     30,333              26,977               23,384
  General and administrative                                                         4,179               4,573                5,607
  Minority interest in joint ventures                                                  375                 350                  377
                                                                                ----------------------------------------------------
                                                                                    82,198              75,258               70,151
                                                                                ----------------------------------------------------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS                               23,612              29,854               27,753
  Gain on sale of real estate investments                                               93               4,311                8,771
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                   23,705              34,165               36,524
                                                                                ----------------------------------------------------
DISCONTINUTED OPERATIONS
  Income (loss) from real estate operations                                            (13)                 17                  (12)
  Loss on sale of real estate investments                                              (66)                  -                    -
                                                                                ----------------------------------------------------
INCOME (LOSS) FROM DISCONTINUTED OPERATIONS                                            (79)                 17                  (12)
                                                                                ----------------------------------------------------

NET INCOME                                                                          23,626              34,182               36,512

  Preferred dividends-Series A                                                       3,880               3,880                3,880
  Preferred dividends-Series B                                                       6,128               6,128                6,128
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                     $   13,618              24,174               26,504
                                                                                ====================================================
BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $     0.86                1.54                 1.70
  Income (loss) from discontinued operations                                          0.00                0.00                 0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $     0.86                1.54                 1.70
                                                                                ====================================================

  Weighted average shares outstanding                                               15,868              15,697               15,623
                                                                                ====================================================
DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $     0.84                1.51                 1.68
  Income (loss) from discontinued operations                                          0.00                0.00                 0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $     0.84                1.51                 1.68
                                                                                ====================================================

  Weighted average shares outstanding                                               16,237              16,046               15,798
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

                                              EASTGROUP PROPERTIES, INC.
                                           CONSOLIDATED STATEMENTS OF CHANGES
                                                IN STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                                             Accumulated
                                                                     Additional                                 Other
                                                Preferred   Common    Paid-In     Unearned    Undistributed  Comprehensive
                                                  Stock     Stock     Capital   Compensation    Earnings        Income       Total
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                      $108,535        2      233,453          -          26,654          668      369,312
    Comprehensive income
        Net income                                     -        -            -          -          36,512            -       36,512
        Net unrealized change
           in investment securities                    -        -            -          -               -        2,436        2,436
                                                                                                                         -----------
            Total comprehensive income                                                                                       38,948
                                                                                                                         -----------
    Cash dividends declared-common,
        $1.58 per share                                -        -            -          -         (24,973)           -      (24,973)
    Preferred stock dividends declared                 -        -            -          -         (10,008)           -      (10,008)
    Issuance of 9,638 shares of common stock,
      incentive compensation                           -        -          174          -               -            -          174
    Issuance of 14,175 shares of common stock,
      dividend reinvestment plan                       -        -          312          -               -            -          312
    Issuance of 122,250 shares of common stock,
      exercise options                                 -        -        1,957          -               -            -        1,957
    Issuance of 181,250 shares of common stock,
      incentive restricted stock                       -        -        3,716     (3,716)              -            -            -
    Amortization of unearned compensation,
      incentive restricted stock                       -        -            -        372               -            -          372
    Repurchase limited partnership units               -        -          (55)         -               -            -          (55)
    Purchase of 23,500 common shares                   -        -         (457)         -               -            -         (457)
    Purchase of 10,000 common shares,
      stock repurchase plan                            -        -         (190)         -               -            -         (190)
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                       108,535        2      238,910     (3,344)         28,185        3,104      375,392
    Comprehensive income
        Net income                                     -        -            -          -          34,182            -       34,182
        Net unrealized change in
           investment securities                       -        -            -          -               -       (1,911)      (1,911)
                                                                                                                         -----------
            Total comprehensive income                                                                                       32,271
                                                                                                                         -----------
    Cash dividends declared-common,
        $1.80 per share                                -        -            -          -         (28,606)           -      (28,606)
    Preferred stock dividends declared                 -        -            -          -         (10,008)           -      (10,008)
    Issuance of 8,204 shares of common stock,
      incentive compensation                           -        -          179          -               -            -          179
    Issuance of 15,788 shares of common stock,
      dividend reinvestment plan                       -        -          357          -               -            -          357
    Issuance of 40,750 shares of common stock,
      exercise options                                 -        -          753          -               -            -          753
    Issuance of 15,000 shares of common stock,
      incentive restricted stock                       -        -          346       (346)              -            -            -
    Forfeiture of 17,000 shares of common stock,
      incentive restricted stock                       -        -         (348)       281               -            -          (67)
    Amortization of unearned compensation,
      incentive restricted stock                       -        -            -        439               -            -          439
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                       108,535        2      240,197     (2,970)         23,753        1,193      370,710
    Comprehensive income
        Net income                                     -        -            -          -          23,626            -       23,626
        Net unrealized change in
           investment securities                       -        -            -          -               -         (838)        (838)
        Net unrealized change in cash flow hedge       -        -            -          -               -         (297)        (297)
                                                                                                                         -----------
            Total comprehensive income                                                                                       22,491
                                                                                                                         -----------

    Cash dividends declared-common,
        $1.88 per share                                -        -            -          -         (30,262)           -      (30,262)
    Preferred stock dividends declared                 -        -            -          -         (10,008)           -      (10,008)
    Issuance of common stock options                   -        -            6          -               -            -            6
    Issuance of 6,822 shares of common stock,
      incentive compensation                           -        -          153          -               -            -          153
    Issuance of 14,305 shares of common stock,
      dividend reinvestment plan                       -        -          364          -               -            -          364
    Issuance of 161,319 shares of common stock,
      exercise options                                 -        -        2,582          -               -            -        2,582
    Issuance of 19,100 shares of common stock,
      incentive restricted stock                       -        -          449       (449)              -            -            -
    Forfeiture of 9,250 shares of common stock,
      incentive restricted stock                       -        -         (189)       149               -            -          (40)
    Amortization of unearned compensation,
      incentive restricted stock                       -        -            -        489               -            -          489
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                      $108,535        2      243,562     (2,781)          7,109           58      356,485
                                                ====================================================================================

See accompanying notes to consolidated financial statements.

                                             EASTGROUP PROPERTIES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)


                                                                                               Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2002              2001               2000
                                                                                ----------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                  $    23,626            34,182              36,512
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization from continuing operations                     30,333            26,977              23,384
        Depreciation and amortization from discontinued operations                       36                64                  65
        Gain on sale of real estate investments                                         (93)           (4,311)             (8,771)
        Loss on sale of real estate investments from discontinued operations             66                 -                   -
        Gain on real estate investment trust (REIT) shares                           (1,836)           (2,967)             (2,154)
        Amortization of unearned compensation                                           449               372                 372
        Stock option compensation                                                         6                 -                   -
        Minority interest depreciation and amortization                                (170)             (161)               (158)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                               971            (5,004)               (568)
          Accounts payable, accrued expenses and prepaid rent                           398             1,596               4,334
                                                                                ----------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            53,786            50,748              53,016
                                                                                ----------------------------------------------------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                             5,502             4,740               4,124
    Advances on mortgage loans receivable                                                 -            (1,064)             (4,609)
    Proceeds from sale of real estate investments                                     2,917            11,316              17,170
    Real estate improvements                                                         (9,686)           (6,622)            (10,611)
    Real estate development                                                         (35,600)          (30,735)            (40,661)
    Purchases of real estate                                                        (13,667)          (13,804)            (13,628)
    Purchases of REIT shares                                                         (1,308)           (5,258)             (4,964)
    Proceeds from sale and liquidation of REIT shares                                 7,095             7,931              17,334
    Changes in other assets and other liabilities                                    (2,667)           (1,675)             (7,302)
                                                                                ----------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (47,414)          (35,171)            (43,147)
                                                                                ----------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                   195,586           144,776             182,519
    Principal payments on bank borrowings                                          (207,687)         (160,718)           (175,519)
    Proceeds from mortgage notes payable                                             59,200            45,000              37,800
    Principal payments on mortgage notes payable                                    (15,871)           (8,317)            (17,756)
    Debt issuance costs                                                              (1,842)             (486)               (316)
    Distributions paid to stockholders                                              (39,881)          (38,279)            (34,710)
    Purchases of limited partnership units                                                -                 -                (705)
    Purchases of shares of common stock                                                   -                 -                (647)
    Proceeds from exercise of stock options                                           2,582               753               1,957
    Proceeds from dividend reinvestment plan                                            364               357                 312
    Other                                                                               793               243              (2,600)
                                                                                ----------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                (6,756)          (16,671)             (9,665)
                                                                                ----------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (384)           (1,094)                204
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,767             2,861               2,657
                                                                                ----------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     1,383             1,767               2,861
                                                                                ====================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                           $    16,571            17,222              17,919
    Debt assumed by buyer of real estate                                                  -               378                   -
    Issuance of incentive restricted stock                                              449               346               3,716
    Forfeiture of incentive restricted stock                                           (189)             (348)                  -

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

(1)      SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation

The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company or EastGroup), its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2002 and 2001, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. At December 31, 2000, the Company had controlling interests in two joint ventures: the 80% owned University Business Center and the 80% owned IBG Wiegman Road Associates. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)      Income Taxes

EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) paying out capital gains to the stockholders with no tax to the Company, or (ii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2002, 2001 and 2000 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions paid by the Company during the years 2002, 2001 and 2000.


Federal Income Tax Treatment of Share Distributions

                                                                    Years Ended December 31,
                                                        ----------------------------------------
                                                            2002           2001         2000
                                                        ----------------------------------------
         Common Share Distributions:
             Ordinary Income                              $1.8348         1.7044       1.5800
             Long-term 20% capital gain                     .0452          .0956            -
                                                        -----------------------------------------
         Total Common Distributions                       $1.8800         1.8000       1.5800
                                                        =========================================

         Series A Preferred Share Distributions:
             Ordinary Income                              $2.1960         2.1308       2.2500
             Long-term 20% capital gain                     .0540          .1192            -
                                                        -----------------------------------------
         Total Preferred A Distributions                  $2.2500         2.2500       2.2500
                                                        =========================================

         Series B Preferred Share Distributions:
             Ordinary Income                              $2.1355         2.0721       2.1880
             Long-term 20% capital gain                     .0525          .1159            -
                                                        -----------------------------------------
         Total Preferred B Distributions                  $2.1880         2.1880       2.1880
                                                        =========================================

     The Company's income differs for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, and (4) real estate properties having a different basis for tax and financial reporting purposes.

(c)      Income Recognition

Minimum   rental  income  from  real  estate   operations  is  recognized  on  a
straight-line basis.

     Interest income on mortgage loans is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

     The Company recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate." Upon closing of real estate transactions, the provisions of SFAS No. 66 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by the installment method as collections are received.

(d)      Real Estate Properties

Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 5 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Geographically, the Company's investments are concentrated in the major Sunbelt market areas of the southeastern and southwestern United States, primarily in the states of California, Florida, Texas and Arizona.

(e)      Capitalized Development Costs

During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction, property taxes, etc.) are aggregated into the total capitalization of the property. As the property becomes occupied, interest, depreciation and property taxes for the percentage occupied only is expensed as incurred. When the property becomes 80% occupied or one year after completion of the shell construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. When the property becomes classified as an industrial property, the entire property is depreciated accordingly, and all interest and property taxes are expensed.

(f)      Asset Impairment

Prior to January 1, 2002, the Company applied SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Both of these pronouncements require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g)      Real Estate Held for Sale

Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." The Company applies SFAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are not depreciated while they are held for sale.

     At December 31, 2002, the Company had three parcels of land held for sale. There can be no assurances that such properties will be sold. At December 31, 2001, the Company had one improved property and two parcels of land held for sale.

     During 2002, three properties were transferred to "held for sale;" however, these properties were subsequently transferred back to the portfolio as a result of a change in plans by the Company due to market conditions. Also, in 2001, three properties that were held for sale at December 31, 2000 were subsequently transferred back to the portfolio. As noted above, depreciation is not recorded for those properties while held for sale. As such, upon the reclassification of these properties, depreciation was adjusted to reflect the carrying amount of these properties as if they had never been classified as "held for sale."

     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income (loss) from discontinued operations for 2002, 2001 and 2000. No interest expense was allocated to the properties that are held for sale.

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

(i)      Derivative Instruments and Hedging Activities

The Company applies SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in fair value are to be reported either in earnings or outside of earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company entered into an interest rate swap agreement in November 2002, which is summarized in Note 6.

(j)      Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(k)      Amortization

Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Leasing costs are deferred and amortized using the straight-line method over the term of the lease.

(l)      Business Combinations and Goodwill

The Company applies SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations after June 30, 2001. At December 31, 2002 and 2001, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. Amortization expense for goodwill was $61,000 for each of the years ended December 31, 2001 and 2000. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. The Company periodically reviews, at least annually, the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at December 31, 2002 and 2001.

(m)      Earnings Per Share

The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS.

     Basic EPS represents the amount of earnings for the year available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.

     Diluted EPS represents the amount of earnings for the year available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and limited partnership (LP) distributions and dividing it by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, LP units, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and nonvested restricted stock was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The dilutive effect of convertible securities was determined using the if-converted method.

(n)      Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation' " to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     The Company has a management incentive plan, which was adopted in 1994 and is described more fully in Note 9, under which employees and directors of the Company are granted stock option awards. Prior to 2002, the Company applied SFAS No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. Companies are given the choice of either recognizing related compensation cost by adopting the fair value method, or continuing to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," while supplementally disclosing the pro forma effect on net income and net income per share using the new measurement criteria. The Company elected to continue to follow the requirements of APB No. 25 during all years prior to 2002 and, accordingly, there was no effect on the results of operations.

     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2002. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                              -------------------------------------------
                                                                  2002          2001            2000
                                                              -------------------------------------------
                                                                 (In thousands, except per share data)
Net income available to common stockholders as reported         $13,618        24,174          26,504
Add: Stock-based employee compensation expense
         included in reported net income                              6             -               -
Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards                                      (20)          (67)            (90)
                                                              -------------------------------------------
Net income available to common stockholders pro forma           $13,604        24,107          26,414
                                                              ===========================================

Earnings per share:
         Basic - as reported                                    $   .86          1.54            1.70
         Basic - pro forma                                          .86          1.54            1.69
         Diluted - as reported                                      .84          1.51            1.68
         Diluted - pro forma                                        .84          1.50            1.67

     In accordance with SFAS No. 123, the following additional disclosures are required related to options granted after January 1, 1995. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.60%, 4.31%, and 5.04%; dividend yields of 11.97%, 11.42% and 12.13%; volatility factors of 19.0%, 20.0%, and 19.3%. Expected option lives for employees were five years for all years presented. For directors, expected option lives were eight years for 2002 and five years for 2001 and 2000. The weighted average fair value of the options granted for 2002, 2001 and 2000 was $.35, $.68 and $.55, respectively.

     The Company accounts for restricted stock in accordance with APB No. 25, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.

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

(p)      New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt this Statement on January 1, 2003 and believes that the effect of adoption will have little or no impact on its overall financial position or results of operation.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted the provisions of this Statement relating to SFAS No. 13 after May 15, 2002. The adoption did not have a material effect on the Company's consolidated financial statements. The Company will adopt the other provisions of the Statement effective January 1, 2003 and believes that the effect of adoption will have little or no impact on its overall financial position or results of operation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this Statement on January 1, 2003 and believes that the effect of adoption will have no significant impact on its overall financial position or results of operation.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company adopted the disclosure provision of this Statement in 2002 and will adopt the measurement provision on January 1, 2003. The application of this Interpretation relating to disclosure did not impact the Company's consolidated financial statements in 2002 and adoption of the measurement provision of this Statement in 2003 is not expected to have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created after February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

(q)      Reclassifications

Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

(2)      REAL ESTATE OWNED

At December 31, 2002, the Company was offering 11.3 acres of land in Houston, Texas and Tampa, Florida for sale with a carrying amount of $1,375,000. No loss is anticipated on the sale of these parcels of land. These properties are investment properties, not operating properties, thus a comparative for results of operations is not presented. The results of operations (after depreciation) for real estate held for sale at December 31, 2001, amounted to $73,000 and $62,000, respectively, for the years ended December 31, 2001 and 2000.

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2002 were $2,061,000 compared to $2,329,000 for 2001 and $2,060,000 for 2000.

     Total cash outflows for development for the year ended December 31, 2002 were $35,600,000. In addition to the costs incurred for the year ended December 31, 2002 as detailed in the table below, development costs included $3,435,000 for improvements on properties transferred to the portfolio during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

Development


                                                                       Costs Incurred
                                                            ------------------------------------
                                                              For the Year      Cumulative as       Estimated
                                                Size         Ended 12/31/02      of 12/31/02       Total Costs
                                            ---------------------------------------------------------------------
                                             (Unaudited)                                            (Unaudited)
                                            ---------------------------------------------------------------------
                                             (Square feet)                   (In thousands)
Lease-Up:
  World Houston XIV
    Houston, Texas                               77,000       $     741             3,074                3,600
  Americas 10 Business Center I
    El Paso, Texas                               97,000           1,000             3,287                3,300
  Metro Airport Commerce Center I
    Jackson, Mississippi                         32,000           1,401             1,727                1,900
                                            ---------------------------------------------------------------------
Total Lease-up                                  206,000           3,142             8,088                8,800
                                            ---------------------------------------------------------------------

Under Construction:
  World Houston XIX
    Houston, Texas                               66,000           1,981             1,981                3,100
  World Houston XX
    Houston, Texas                               62,000           1,958             1,958                2,800
  Chamberlain Expansion
    Tucson, Arizona                              34,000           1,345             1,345                1,600
  Executive Airport Commerce Center I & III
    Fort Lauderdale, Florida                     85,000           3,305             4,751                6,000
  Expressway Commerce Center
    Tampa, Florida                              108,000           3,621             3,621                4,300
                                            ------------------------------------ ----------------- --------------
Total Under Construction                        355,000          12,210            13,656               17,800
                                            ---------------------------------------------------------------------

Prospective Development
(Principally Land):
  Phoenix, Arizona                              103,000             122             1,376                6,000
  Tucson, Arizona                                70,000               -               326                3,500
  Tampa, Florida                                140,000             160             1,828                5,600
  Orlando, Florida                              249,000             476             3,300               14,900
  Fort Lauderdale, Florida                       55,000             675             1,603                3,300
  El Paso, Texas                                251,000             301             2,224                7,600
  Houston, Texas                                915,000             561             6,786               46,200
  Jackson, Mississippi                           32,000             228               531                1,700
                                            ---------------------------------------------------------------------
Total Prospective Development                 1,815,000           2,523            17,974               88,800
                                            ---------------------------------------------------------------------
                                              2,376,000       $  17,875            39,718              115,400
                                            =====================================================================

Completed Development and Transferred
To Real Estate Properties During the
Year Ended December 31, 2002:
  Sunport Center III
    Orlando, Florida                             66,000       $     538             3,763
  Tower Automotive
    Madison, Mississippi                        210,000           9,574             9,958
  Walden Distribution Center I
    Tampa, Florida                               90,000             115             3,655
  Techway Southwest I
    Houston, Texas                              126,000             284             4,494
  World Houston XII
    Houston, Texas                               59,000           2,227             2,759
  Kyrene II
    Tempe, Arizona                               60,000               -             3,049
  World Houston XIII
    Houston, Texas                               51,000           1,552             2,851
                                            -----------------------------------------------------
Total Transferred to Real Estate Properties     662,000       $  14,290            30,529
                                            =====================================================

     A summary of gains (losses) on real estate investments for the years ended December 31, 2002, 2001 and 2000 follows:

Gains (Losses) on Real Estate Investments

                                                                                   Net         Recognized
                                                                    Basis       Sales Price    Gain (Loss)
                                                               -----------------------------------------------
                                                                               (In thousands)
2002
Real estate properties:
   Carpenter Duplex, Dallas, TX                                  $    1,018        1,111              93
   7th Street Service Center, Phoenix, AZ                             1,872        1,806             (66)
                                                               -----------------------------------------------
                                                                 $    2,890        2,917              27
                                                               ===============================================
2001
Real estate properties:
    Nobel Business Center, Hercules, CA                          $    2,113        5,250           3,137
    West Palm II, West Palm Beach, FL                                 1,274        1,350              76
    109th Street Distribution Center, Dallas, TX                        990        1,232             242
    West Palm I, West Palm Beach, FL                                  1,463        1,428             (35)
    Lakeside Distribution Center, Oklahoma City, OK                   1,165        2,079             914
Other                                                                     -          (23)            (23)
                                                               -----------------------------------------------
                                                                 $    7,005       11,316           4,311
                                                               ===============================================
2000
Real estate properties:
    LeTourneau Center of Commerce, Tampa, FL                     $    1,592        1,593               1
    8150 Leesburg Pike-deferred gain, Tyson's Corner, VA                (94)           -              94
    La Vista Crossing Apartments, Atlanta, GA                         6,472       14,528           8,056
Estelle land, Jefferson County, LA                                      429        1,049             620
                                                               -----------------------------------------------
                                                                 $    8,399       17,170           8,771
                                                               ===============================================

     The following schedule indicates approximate future minimum rental receipts under noncancelable leases for real estate properties by year as of December 31, 2002:

Future Minimum Rental Receipts Under Noncancelable Leases


          Years Ended December 31,
        ---------------------------        (in thousands)
         2003                                 $  74,911
         2004                                    64,727
         2005                                    52,601
         2006                                    42,290
         2007                                    32,052
         Thereafter                              59,145
                                             -------------
          Total minimum receipts              $ 325,726
                                             =============

Ground Leases

As of December 31, 2002, the Company owned two properties in Florida, two properties in Texas, and one property in Mississippi that are subject to ground leases. These leases have terms of 40 to 75 years, expiration dates of August 2031 to November 2076, and renewal options of 15 to 35 years. Total lease expenditures for the years ended December 31, 2002, 2001 and 2000 were $610,000, $594,000 and $567,000, respectively. Payments on four of the properties are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2002:

Future Minimum Ground Lease Payments


          Years Ended December 31,
        --------------------------         (in thousands)
         2003                                $     677
         2004                                      677
         2005                                      677
         2006                                      677
         2007                                      677
         Thereafter                             18,762
                                           -------------
          Total minimum payments             $  22,147
                                           =============

(3)      MORTGAGE LOANS RECEIVABLE

A summary of mortgage loans follows:

                                                      December 31,
                                              ----------------------------
                                                   2002          2001
                                              ----------------------------
                                                      (In thousands)
         First mortgage loans:
         Industrial (1 loan in 2001)             $    -          5,500
         Other (1 loan)                              13             15
                                              ----------------------------
                                                 $   13          5,515
                                              ============================

     The weighted average interest rate on the Company's mortgage loans for both periods was approximately 9%.

(4)      INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS

The investment in REITs consists of the following:

                                            December 31, 2002          December 31, 2001
                                         ----------------------------------------------------
                                                      Estimated                  Estimated
                                            Cost      Fair Value       Cost      Fair Value
                                         ----------------------------------------------------
                                                              (In thousands)
         Pacific Gulf Properties         $     -          122            -           487
         Other                             1,308        1,541        5,259         5,965
                                         ----------------------------------------------------
                                         $ 1,308        1,663        5,259         6,452
                                         ====================================================

     During 2000, the Company received initial liquidating distributions from Pacific Gulf Properties (PAG). The liquidating distributions received reduced the basis in these investments to zero with the remainder recorded as gain on securities in 2000. During 2002 and 2001, the Company received additional liquidating distributions from PAG, which were recorded as realized gains when received. The Company recorded $365,000, $2,569,000 and $807,000 as gains from PAG for 2002, 2001 and 2000, respectively. Final distributions, if any, will also be recorded as realized gains when received.

     Gains on the sale of other REIT securities were $1,471,000 in 2002 and $398,000 in 2001. In 2000, the Company recorded gains of $1,347,000 from liquidating distributions received from Franklin Select Realty Trust.

(5)      OTHER ASSETS

A summary of the Company's other assets follows:

                                                                                       December 31,
                                                                                ----------------------------
                                                                                    2002           2001
                                                                                ----------------------------
                                                                                       (In thousands)
         Leasing costs, net of accumulated amortization                           $ 10,537         9,313
         Receivables, net of allowance for doubtful accounts                         7,967         7,641
         Section 1031 tax deferred exchange cash escrows                                 -         2,074
         Prepaid expenses and other assets                                           8,084         6,981
                                                                                ----------------------------
                                                                                  $ 26,588        26,009
                                                                                ============================

(6)      NOTES PAYABLE TO BANKS

The Company had a three-year $150,000,000 unsecured revolving credit facility with a group of ten banks that matured in January 2002 and was refinanced as specified below. The interest rate was based on the Eurodollar rate plus 1.25% and was 3.1875% on $74,000,000 at December 31, 2001. An unused facility fee of ..25% was also assessed on this loan.

     The Company had a one-year $10,000,000 unsecured revolving credit facility with Chase Bank of Texas that matured in January 2002 and was refinanced as specified below. The interest rate was based on Chase Bank of Texas, National Association's prime rate less .75% and was 4.00% on $558,000 at December 31, 2001.

     The Company had a $15,000,000 unsecured discretionary line of credit with Chase Bank of Texas. The interest rate for the line was negotiated at the time of any advances. At December 31, 2001, the rate for this loan was 3.00% on $11,500,000, payable on demand.

     The foregoing three credit facilities matured and were repaid in January 2002. In January 2002, the Company obtained a new three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At December 31, 2002, the interest rate was 2.67% on $70,000,000. The interest rate on each tranche is currently reset on a monthly basis and was last reset on February 26, 2003 at 2.59% on $71,000,000. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.

     In January 2002, the Company also secured a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2003. The loan was amended in January 2003 to reflect a new maturity date of January 2004. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. At December 31, 2002, the interest rate was 2.555% on $3,957,000. EastGroup's current interest rate for this facility is the LIBOR rate plus 1.175%.

     Loan commitment fees were $43,000 in 2002 and $37,500 per year in both 2001 and 2000.

     Average bank borrowings were $83,039,000 in 2002 compared to $82,898,000 in 2001 with average interest rates of 3.11% in 2002 compared to 5.72% in 2001. Amortization of bank loan costs was $407,000 in 2002 and $264,000 in 2001. Average interest rates including amortization of loan costs were 3.60% for 2002 and 6.05% for 2001.

     The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2002 and 2001.

     The Company entered into an interest rate swap agreement in November 2002, which is summarized in the table below . The Company designated the swap as a cash flow hedge of the variable interest rate on the Company's $11,000,000 Tower Automotive Center recourse mortgage. Under the swap agreement, the Company pays a fixed rate of interest and receives a floating rate of interest over the term of the agreement without the exchange of the underlying notional amount. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes. At December 31, 2002 and 2001, the Company did not have any other derivative instruments.

                                                                                      Fair Market
    Type of        Notional        Maturity                               Fixed         Value at
     Hedge          Amount           Date          Reference Rate          Rate         12/31/02
------------------------------------------------------------------------------------------------------
               (In thousands)                                                        (In thousands)
     Swap          $11,000         12/31/10         1 month LIBOR          4.03%         ($297)

(7)      MORTGAGE NOTES PAYABLE

A summary of mortgage notes payable follows:

                                                                                          Carrying Amount
                                                               Monthly                      Of Securing      Balance at December 31,
                                                                 P&I         Maturity     Real Estate at     -----------------------
Property                                            Rate       Payment         Date      December 31, 2002     2002         2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In thousands)
University Business Center (120 & 130 Cremona)      7.450%     $  74,235   Repaid 04/02    $         -            -        8,105
Estrella Distribution Center                        9.250%        23,979   Repaid 11/02              -            -        2,404
Deerwood Distribution Center                        8.375%        16,339       07/01/03          3,189        1,373        1,451
Eastlake Distribution Center (recourse)             8.500%        57,115       07/05/04          8,833        3,444        3,819
56th Street Commerce Park                           8.875%        21,816       08/01/04          4,256        1,801        1,898
Chamberlain Distribution Center                     8.750%        21,376       01/01/05          3,526        2,270        2,326
Exchange Distribution Center                        8.375%        21,498       08/01/05          2,944        2,010        2,096
Westport Commerce Center                            8.000%        28,021       08/01/05          5,072        2,672        2,790
LakePointe Business Park                            8.125%        81,675       10/01/05          9,117       10,164       10,312
Jetport Commerce Park                               8.125%        33,769       10/01/05          4,991        3,223        3,360
Huntwood Associates                                 7.990%       100,250       08/22/06         16,076       11,674       11,933
Wiegman Associates                                  7.990%        46,269       08/22/06          8,604        5,388        5,507
World Houston I & II                                7.770%        33,019       04/15/07          5,291        4,325        4,383
E. University I & II, Broadway VI,
   55th Avenue and Ethan Allen                      8.060%        96,974       06/26/07         22,861       11,463       11,693
Lamar II Distribution Center                        6.900%        16,925       12/01/08          6,045        1,964        2,030
Dominguez, Kingsview, Walnut, Washington,
   Industry and Shaw                                6.800%       358,770       03/01/09         58,296       42,277       43,655
Auburn Facility                                     8.875%        64,885       09/01/09         14,293        3,706        4,307
Tower Automotive Center (recourse)                  5.300%(1)   Semiannual     01/15/11         10,922       11,000            -
Interstate Warehouse I & II, Venture,
   Stemmons, Glenmont I & II,
   West Loop I & II, Butterfield,
   Founders and Rojas                               7.250%        325,263      05/01/11         47,602       43,929       44,619
America Plaza, Central Green and
   World Houston III-IX                             7.920%        191,519      05/10/11         28,924       25,814       26,057
University Business Center (120 & 130 Cremona)      6.430%         81,856      05/15/12         10,191        7,930            -
University Business Center (125 & 175 Cremona)      7.980%         88,607      06/01/12         13,985       11,099       11,255
Airport Distribution, Southpointe, Broadway I,
   III  & IV, Southpark, 51st Avenue, Chestnut,
   Main Street, Interchange Business Park,
   North Stemmons I, and World Houston XII & XIII   6.860%        279,149      09/01/12         47,736       39,848            -
Kyrene Distribution Center                          9.000%         11,246      07/01/14          2,644          969        1,014
                                                                                         -------------------------------------------
                                                                                           $   335,398      248,343      205,014
                                                                                         ===========================================

(1) The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR. EastGroup entered into an interest rate swap agreement to fix the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.3%.



Principal payments due during the next five years as of December 31, 2002 are as follows:

                                     (In thousands)
                2003                   $  7,876
                2004                     11,234
                2005                     25,153
                2006                     21,715
                2007                     20,390

(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's accounts payable and accrued expenses follows:

                                                            December 31,
                                                   -----------------------------
                                                        2002           2001
                                                   -----------------------------
                                                           (In thousands)
         Property taxes payable                     $  5,814          5,170
         Dividends payable                             3,346          2,957
         Other payables and accrued expenses           6,411          4,674
                                                   -----------------------------
                                                    $ 15,571         12,801
                                                   =============================

(9)     STOCKHOLDERS' EQUITY

Management Incentive Plan-Stock Options/Incentive Awards

In 1994, the Company adopted the 1994 Management Incentive Plan, and the Plan was amended in 1999. As amended, the Plan includes stock options (50% vested after one year and the other 50% after two years), an annual incentive award and restricted stock awards.

       Stock option activity for the 1994 plan is as follows:

                                                                     Years Ended December 31,
                                          -------------------------------------------------------------------------------
                                                    2002                       2001                       2000
                                          -------------------------------------------------------------------------------
                                                        Weighted                    Weighted                  Weighted
                                                         Average                    Average                    Average
                                                        Exercise                    Exercise                  Exercise
                                            Shares        Price        Shares        Price        Shares        Price
                                          -------------------------------------------------------------------------------
  Outstanding at beginning of year          696,423      $17.921       714,923       $17.801      861,423      $17.680
  Granted                                    11,350       24.651        24,500        22.591       50,750       20.766
  Exercised                                (138,069)      15.966       (40,750)       18.487     (108,000)      16.578
  Expired                                    (4,000)      22.078        (2,250)       20.542      (89,250)      19.809
                                          ------------              -------------               ------------
  Outstanding at end of year                565,704       18.503       696,423        17.921      714,923       17.801
                                          ============              =============               ============

  Exercisable at end of year                543,104      $18.287       647,923       $17.634      575,798      $17.156
  Available for grant at end of year        164,360            -       187,095             -      222,378            -

Following is a summary of the status of the officers and employees options at December 31, 2002:


                                           Outstanding Options                           Exercisable Options
                              ---------------------------------------------------   --------------------------------
                                            Weighted Average        Weighted                         Weighted
                                               Remaining             Average                          Average
       Exercise Price Range     Number      Contractual Life      Exercise Price        Number     Exercise Price
     ----------------------------------------------------------------------------   --------------------------------
        $12.670-19.000          245,404        3.021 years           $14.804            245,404       $14.804
         19.313-26.350          320,300        6.151 years            21.338            297,700        21.157


     The annual incentive award program began in 1995 and the Compensation Committee determines awards based on actual funds from operations per share compared to goals set for the year. The 2002, 2001 and 2000 awards were expensed in these years and approximated $133,000, $382,000 and $448,000, respectively. The awards for each year were payable 60% in cash and 40% in stock of the Company.

     On December 5, 2000, under the 1994 Management Incentive Plan, the Compensation Committee granted a total of 181,250 shares of restricted stock to all employees, effective January 1, 2000. The purpose of the plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The stock price on the grant date was $20.50. The restricted period for the stock is 10 years and vesting is 20% at the end of the sixth year through the tenth year or, if certain performance goals are achieved, vesting could reach up to 40% at the end of the fourth year with 10% at the end of the fifth year through the tenth year. The Company recorded $3,716,000 as additional paid-in capital when the shares were granted, offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized 10% each year over the restricted period. In 2001, 15,000 additional shares were granted and 17,000 shares were forfeited. In 2002, 19,100 additional shares were granted and 9,250 shares were forfeited. Compensation expense for the restricted stock was $449,000 for 2002 and $372,000 each year for both 2001 and 2000. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends will be delivered to the employee as they vest.

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

         Stock option activity for the Director plan is as follows:

                                                                    Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                    2002                      2001                      2000
                                          -----------------------------------------------------------------------------
                                                        Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                            Shares       Price        Shares       Price        Shares       Price
                                          ------------------------------------------------------------------------------
  Outstanding at beginning of year          109,500      $17.744      96,000       $17.231      96,750       $15.780
  Granted                                    21,000       24.331      13,500        21.400      13,500        21.750
  Exercised                                 (23,250)      16.273           -             -     (14,250)       11.695
  Expired                                         -            -           -             -           -             -
                                          -----------               -----------               -----------
  Outstanding at end of year                107,250       19.354     109,500        17.744      96,000        17.231
                                          ===========               ===========               ===========

  Exercisable at end of year                107,250      $19.354     109,500       $17.744      96,000       $17.231
  Available for grant at end of year        108,750            -     129,750             -     143,250             -

Following is a summary of the status of the director's options at December 31, 2002:


                                           Outstanding Options                           Exercisable Options
                              ---------------------------------------------------   --------------------------------
                                            Weighted Average        Weighted                          Weighted
                                               Remaining             Average                          Average
       Exercise Price Range     Number      Contractual Life      Exercise Price        Number     Exercise Price
     ----------------------------------------------------------------------------   --------------------------------
        $11.250-14.580           26,250        1.863 years           $12.207             26,250       $12.207
         19.375-24.890           81,000        7.255 years            21.669             81,000        21.669


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

     The Company declared dividends of $2.25 per share of Series A Preferred for each year in 2002, 2001 and 2000.

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

     The Company declared dividends of $2.188 per share of Series B Preferred for each year in 2002, 2001 and 2000.

Common Stock Repurchase Plan

EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during 2002 or 2001. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

Shareholder Rights Plan

In December 1998, EastGroup adopted a Shareholder Rights Plan (the Plan) designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. Under the Plan, Rights were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on December 28, 1998. A Right was also delivered with all shares of Common Stock issued after December 28, 1998 and
1.1364 Rights were delivered with all shares of EastGroup's Series B Cumulative Convertible Preferred Stock issued after December 28, 1998. The Rights will expire at the close of business on December 3, 2008.

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

Earnings Per Share

The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators
                                                               -------------------------------------
                                                                  2002          2001         2000
                                                               -------------------------------------
                                                                           (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders         $ 13,618        24,174      26,504
  Denominator-weighted average shares outstanding                 15,868        15,697      15,623
Diluted EPS Computation
  Numerator-net income available to common stockholders
    plus limited partnership distributions ($18 in 2000)        $ 13,618        24,174      26,522
  Denominator:
    Weighted average shares outstanding                           15,868        15,697      15,623
    Common stock options                                             182           164         147
    Nonvested restricted stock                                       187           185          13
    Limited partnership units                                          -             -          15
                                                               --------------------------------------
       Total Shares                                               16,237        16,046      15,798
                                                               ======================================

     The Company's Series B Preferred Stock, which is convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the periods presented due to its antidilutive effect.

Comprehensive Income

Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The components of comprehensive income for 2002, 2001 and 2000 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity and are summarized below.


                                                                               2002          2001          2000
                                                                           -----------------------------------------
                                                                                        (In thousands)
Accumulated Other Comprehensive Income:
Balance at beginning of year                                                 $ 1,193         3,104           668
    Unrealized holding gains on REIT securities during the period                998         1,056         4,590
    Less reclassification adjustment for gains on REIT
        securities included in net income                                     (1,836)       (2,967)       (2,154)
    Change in fair value of interest rate swap                                  (297)            -             -
                                                                           -----------------------------------------
Balance at end of year                                                       $    58         1,193         3,104
                                                                           =========================================

(10)     QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                           2002 Quarter Ended                   2001 Quarter Ended
                                                 --------------------------------------------------------------------------
                                                  Mar 31    Jun 30   Sep 30   Dec 31    Mar 31   Jun 30   Sep 30   Dec 31
                                                                    (In thousands, except per share data)
Revenues                                         $ 25,589   26,623   26,352    27,246    24,723   26,314   27,652   26,423
Expenses                                          (19,575) (19,689) (21,112)  (21,822)  (17,919) (18,606) (19,040) (19,693)
                                                 --------------------------------------------------------------------------
Income before gain (loss) on
   sale of real estate investments                  6,014    6,934    5,240     5,424     6,804    7,708    8,612    6,730
Gain (loss) on sale of real estate investments         93        -        -         -         -    3,455      (35)     891
                                                 --------------------------------------------------------------------------
Income from continuing operations                   6,107    6,934    5,240     5,424     6,804   11,163    8,577    7,621
Income (loss) from discontinued operations              3       (6)     (67)       (9)        9        3       (2)       7
                                                 --------------------------------------------------------------------------
Net income                                          6,110    6,928    5,173     5,415     6,813   11,166    8,575    7,628
Preferred dividends                                (2,502)  (2,502)  (2,502)   (2,502)   (2,502)  (2,502)  (2,502)  (2,502)
                                                 --------------------------------------------------------------------------
Net income available to
   common stockholders                            $ 3,608    4,426    2,671     2,913     4,311    8,664    6,073    5,126
                                                 ==========================================================================
BASIC PER SHARE DATA
Net income available to
   common stockholders                            $  0.23     0.28     0.17      0.18      0.28     0.55     0.39     0.33
                                                 ==========================================================================

Weighted average shares outstanding                15,772   15,892   15,901    15,906    15,673   15,692   15,702   15,719
                                                 ==========================================================================
DILUTED PER SHARE DATA
Net income available to
   common stockholders                            $  0.22     0.27     0.16      0.18      0.27     0.53     0.38     0.32
                                                 ==========================================================================

Weighted average shares outstanding                16,166   16,254   16,264    16,264    16,029   19,208   16,045   16,084
                                                 ==========================================================================


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

The Series B Preferred Stock, which is convertible into common stock, was included in the computation of diluted earnings per share for the quarter ended June 30, 2001 due to its dilutive effect in such quarter.

(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                             --------------------------------------------------
                                                        2002                    2001
                                             --------------------------------------------------
                                                Carrying      Fair      Carrying      Fair
                                                 Amount       Value      Amount       Value
                                             --------------------------------------------------
                                                               (In thousands)
         Financial Assets
            Cash and cash equivalents          $  1,383       1,383        1,767      1,767
            Investment in real estate
               investment trusts                  1,663       1,663        6,452      6,452
            Mortgage loans receivable                13          13        5,515      5,517
         Financial Liabilities
            Mortgage notes payable              248,343     263,971      205,014    210,514
            Notes payable to banks               73,957      73,957       86,058     86,058
            Interest rate swap                      297         297            -          -


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

     Mortgage Loans Receivable: The fair value of performing mortgage loans is either estimated using discounted cash flows at current interest rates for loans with similar terms and maturities or based on the estimated value of the underlying collateral adjusted for the borrower's payment history and financial strength. The Company has no nonperforming loans for the periods presented.

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

     Interest Rate Swap: The fair value of the interest rate swap is the amount at which it could be settled, based on estimates obtained from the counterparty. The interest rate swap is shown under Other Liabilities on the balance sheet.

(12)     SEGMENT REPORTING

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

     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The table below presents on a comparative basis for the three fiscal years reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to net income.


                                                                                --------------------------------------
                                                                                   2002          2001         2000
                                                                                --------------------------------------
                                                                                           (In thousands)
PROPERTY REVENUES:
    Industrial                                                                   $101,472       98,864       89,977
    Other                                                                           1,576        1,513        3,730
                                                                                --------------------------------------
                                                                                  103,048      100,377       93,707
                                                                                --------------------------------------
PROPERTY EXPENSES:
    Industrial                                                                    (29,424)     (25,081)     (20,909)
    Other                                                                            (500)        (454)      (1,304)
                                                                                --------------------------------------
                                                                                  (29,924)     (25,535)     (22,213)
                                                                                --------------------------------------
PROPERTY NET OPERATING INCOME:
    Industrial                                                                     72,048       73,783       69,068
    Other                                                                           1,076        1,059        2,426
                                                                                --------------------------------------
TOTOAL PROPERTY NET OPERATING INCOME                                               73,124       74,842       71,494
                                                                                --------------------------------------

Income from real estate operations - discontinued (before
    depreciation and amortization)                                                     23           81           53
Gain on securities                                                                  1,836        2,967        2,154
Gain on sale of nondepreciable real estate investments                                  -            -          620
Other income                                                                          926        1,768        2,043
Interest expense                                                                  (17,387)     (17,823)     (18,570)
General and administrative expense                                                 (4,179)      (4,573)      (5,607)
Minority interest in earnings                                                        (545)        (511)        (535)
Dividends on Series A preferred shares                                             (3,880)      (3,880)      (3,880)
Limited partnership unit distributions                                                  -            -           18
                                                                                --------------------------------------

FUNDS FROM OPERATIONS                                                              49,918       52,871       47,790

Depreciation and amortization from continuing operations                          (30,333)     (26,977)     (23,384)
Depreciation and amortization from discontinued operations                            (36)         (64)         (65)
Share of joint venture depreciation and amortization                                  170          161          158
Gain on sale of depreciable real estate investments                                    27        4,311        8,151
Limited partnership unit distributions                                                  -            -          (18)
Dividends on Series B convertible preferred shares                                 (6,128)      (6,128)      (6,128)
                                                                                --------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                        13,618       24,174       26,504
Dividends on preferred shares                                                      10,008       10,008       10,008
                                                                                --------------------------------------

NET INCOME                                                                       $ 23,626       34,182       36,512
                                                                                ======================================

ASSETS:
    Industrial                                                                   $782,807      727,264      668,053
    Other                                                                           7,489        7,069            -
                                                                                --------------------------------------
                                                                                  790,296      734,333      668,053
    Less accumulated depreciation                                                (118,977)     (92,060)     (66,492)
                                                                                --------------------------------------
                                                                                  671,319      642,273      601,561
                                                                                --------------------------------------

   Real estate held for sale                                                        1,375        1,907       26,602
      Less accumulated depreciation                                                     -         (141)      (3,628)
                                                                                --------------------------------------
                                                                                    1,375        1,766       22,974
                                                                                --------------------------------------

   Mortgage loans                                                                      13        5,515        9,191
   Investment in real estate investment trusts                                      1,663        6,452        8,068
   Cash                                                                             1,383        1,767        2,861
   Other assets                                                                    26,588       26,009       21,550
                                                                                --------------------------------------

TOTAL ASSETS                                                                     $702,341      683,782      666,205
                                                                                ======================================
REAL ESTATE INVESTMENT CAPITAL EXPENDITURES
   Acquisitions                                                                  $ 13,667       13,804       13,628
   Developments                                                                    35,600       30,735       40,661

(13)     RELATED PARTY TRANSACTIONS

EastGroup and Parkway Properties, Inc. currently share the services and expenses of the Company's Chairman of the Board and his administrative assistant.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of March 7, 2003 we reported on the consolidated balance sheets of EastGroup Properties, Inc., and subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the 2002 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 15 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Jackson, Mississippi                       KPMG LLP
March 7, 2003

                                                       SCHEDULE III
                                      REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 2002 (In thousands)


                                                     Costs Capitalized
                                  Initial Cost to     Subsequent to    Gross Amount at which
                                   the Company         Acquisition    Carried at Close of Period
                               ------------------- ------------------ --------------------------
                                                                                                 Accumulated
                                     Buildings and  Capitalized            Buildings and         Depreciation     Year      Year
Description       Encumbrances Land  Improvements     Costs    Other  Land  Improvements  Total  Dec. 31, 2002  Acquired Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real Estate
   Properties (c):
Industrial:
 FLORIDA
  Jacksonville
   Deerwood        $   1,373    1,147       1,799      1,183       -   1,147     2,982    4,129       940         1989         1978
   Phillips                -    1,375       2,961      2,261       -   1,375     5,222    6,597     1,598         1994      1984/95
   Lake Pointe        10,164    3,442       6,450      2,700       -   3,442     9,150   12,592     3,475         1993      1986/87
   Ellis                   -      540       7,513        451       -     540     7,964    8,504     1,307         1997         1977
   Westside                -    1,170      12,400      2,067       -   1,170    14,467   15,637     2,407         1997         1984
   Beach                   -      476       1,899        289       -     476     2,188    2,664       100         2000         2000
  Orlando
   Chancellor              -      291       1,711         55       -     291     1,766    2,057       464      1996/97      1996/97
   Exchange I          2,010      603       2,414        913       -     603     3,327    3,930       986         1994         1975
   Exchange II             -      300         945         18       -     300       963    1,263        28         2002         1976
   Exchange III            -      320         997          4       -     320     1,001    1,321        29         2002         1980
   Sunbelt I               -    1,034       5,056        736       -   1,034     5,792    6,826     2,199         1989         1987
   Sunbelt II              -      249         114      2,014       -     249     2,128    2,377       419      1997/98      1997/98
   Sunbelt III             -      191         575        198       -     191       773      964       365         1989         1974
   John Young I            -      497       2,444        290       -     497     2,734    3,231       490      1997/98      1997/98
   John Young II           -      512       3,613       (267)      -     512     3,346    3,858       748         1998         1999
   Altamonte               -    1,518       2,661        470       -   1,518     3,131    4,649       741         1999      1980/82
   Sunport I               -      555       1,977        474       -     555     2,451    3,006       230         1999         1999
   Sunport II              -      597       3,271        452       -     597     3,723    4,320       489         1999         2001
   Sunport III             -      642       3,121          -       -     642     3,121    3,763        54         1999         2002
  Tampa
   56th Street         1,801      843       3,567      1,630       -     843     5,197    6,040     1,784         1993   1981/86/97
   Jetport             3,223    1,034       4,416      1,709       -   1,034     6,125    7,159     2,168   1993/94/95   1974/79/85
   Jetport 517 & 518       -      541       2,175        213       -     541     2,388    2,929       520         1999      1981/82
   Westport            2,672      980       3,800      1,706       -     980     5,506    6,486     1,414         1994      1983/87
   Benjamin I & II         -      843       3,963         54      40     883     4,017    4,900       898         1997         1996
   Benjamin III            -      407       1,503        106       -     407     1,609    2,016       561         1999         1988
   Palm River I            -      540       2,131        299       -     540     2,430    2,970       475         1997         1990
   Palm River II           -      650       2,494        201       -     650     2,695    3,345       933      1997/98      1997/98
   Palm River North
     I & III               -    1,005       4,688      1,126       -   1,005     5,814    6,819       316         1998         2000
   Palm River North II     -      724       4,418         62     (90)    634     4,480    5,114       461      1997/98         1999
   Walden I                -      337       3,318         53       -     337     3,371    3,708       240      1997/98         2001
   Walden II               -      465       3,738        305       -     465     4,043    4,508       766         1998         1998
   Premier                 -    1,110       6,126        137      (1)  1,109     6,263    7,372       859         1998         1998
   Airport Commerce        -    1,257       4,012        483       -   1,257     4,495    5,752       681         1998         1998
   Westlake I              -      613       4,223        110       -     613     4,333    4,946       926         1998         1999
   Westlake II             -      720       2,775        505       -     720     3,280    4,000       289         1998         1998
  Fort Lauderdale/
   Pompano Beach area
   Linpro                  -      613       2,243        661       3     616     2,904    3,520       714         1996         1986
   Cypress Creek           -        -       2,465        643       -       -     3,108    3,108       643         1997         1986
   Lockhart                -        -       3,489        924       -       -     4,413    4,413       878         1997         1986
   Interstate              -      485       2,652        314       -     485     2,966    3,451       769         1998         1988
   Sample 95 I             -    1,565       6,262        404       -   1,565     6,666    8,231     1,640         1996         1990
   Sample 95 II            -      815       3,242       (122)      -     815     3,120    3,935       593         1998         1999
   Blue Heron              -      975       3,626        787       -     975     4,413    5,388       695         1999         1986
 CALIFORNIA
  San Francisco area
   Wiegman             5,388    2,197       8,788        757     111   2,308     9,545   11,853     1,698         1996      1986/87
   Huntwood           11,674    3,842      15,368        213       -   3,842    15,581   19,423     3,347         1996         1988
   San Clemente            -      893       2,004          -       -     893     2,004    2,897       268         1997         1978
   Yosemite                -      259       7,058        115       -     259     7,173    7,432     1,072         1999      1974/87
  Los Angeles area
   Kingsview (e)       2,026      643       2,573          -       -     643     2,573    3,216       481         1996         1980
   Dominguez (e)       6,910    2,006       8,025        935       -   2,006     8,960   10,966     1,765         1996         1977
   Main Street (i)     4,288    1,606       4,103        138       -   1,606     4,241    5,847       550         1999         1999
   Walnut (e)          5,260    2,885       5,274        189       -   2,885     5,463    8,348     1,175         1996      1966/90
   Washington (e)      4,265    1,636       4,900        232       -   1,636     5,132    6,768       902         1997      1996/97
   Ethan Allen (f)     5,692    2,544      10,175         95       -   2,544    10,270   12,814     1,565         1998         1980
   Industry (e)       14,587   10,230      12,373        547       -  10,230    12,920   23,150     2,302         1998         1959
   Chestnut (i)        3,791    1,674       3,465         30       -   1,674     3,495    5,169       395         1998         1999
  Santa Barbara
   University Bus.
    Center            19,029    5,517      22,067      1,421       3   5,520    23,488   29,008     4,832         1996      1987/88
  Fresno
   Shaw (e)            9,229    2,465      11,627        554       -   2,465    12,181   14,646     2,173         1998   1978/81/87
  San Diego
   Eastlake            3,444    3,046       6,888        197       -   3,046     7,085   10,131     1,298         1997         1989
 TEXAS
  Dallas
   Interstate
    I & II (h)         5,806    1,757       4,941      1,351       -   1,757     6,292    8,049     2,770         1988         1978
   Interstate III          -      520       2,008         53       -     520     2,061    2,581       235         2000         1979
   Venture (h)         4,473    1,452       3,762        987       -   1,452     4,749    6,201     2,140         1988         1979
   Stemmons
    Circle (h)         1,820      363       2,014        147       -     363     2,161    2,524       690         1998         1977
   Ambassador Row          -    1,156       4,625      1,251       -   1,156     5,876    7,032     1,337         1998      1958/65
   Viscount Row            -      395       1,578        521       -     395     2,099    2,494       396         1998         1965
   North
    Stemmons I (i)     2,882      619       3,264         47       -     619     3,311    3,930       280         2001         1979
   North Stemmons II       -      150         583         33       -     150       616      766         7         2002         1971
  Houston
   Northwest Point         -    1,243       5,640      1,439       -   1,243     7,079    8,322     1,631         1994      1984/85
   Lockwood                -      749       5,444        298       -     749     5,742    6,491       895         1997      1968/69
   West Loop I (h)     1,891      465       1,872        285       -     465     2,157    2,622       280         2000         1980
   West Loop II (h)    2,480      440       2,511        488       -     440     2,999    3,439       581         1997         1980
   World Houston
    I & II             4,325      660       5,893        243       -     660     6,136    6,796     1,505         1998         1996
   World Houston
    III, IV & V (g)    5,203    1,025       6,413        138       -   1,025     6,551    7,576     1,625         1998         1998
   World Houston
    VI (g)             2,356      425       2,423         38       -     425     2,461    2,886       561         1998         1998
   World Houston
    VII & VIII (g)     5,987      680       4,584      3,035       -     680     7,619    8,299     1,797         1998         1998
   World Houston
    IX (g)             5,202      800       4,355      1,422       -     800     5,777    6,577       583         1998         1998
   World Houston  X        -      933       4,779          7       -     933     4,786    5,719       370         2001         1999
   World Houston  XI       -      638       3,764        515       -     638     4,279    4,917       289         1999         1999
   World Houston
    XII (i)            2,155      340       2,419        180       -     340     2,599    2,939        72         2000         2002
   World Houston
    XIII (i)           2,103      282       2,569         16       -     282     2,585    2,867       195         2000         2002
   America Plaza (g)   3,729      662       4,660          -       -     662     4,660    5,322       954         1998         1996
   Central Green (g)   3,337      566       4,031         13       -     566     4,044    4,610       826         1999         1998
   Glenmont I (h)      3,001      496       3,735        (70)      -     496     3,665    4,161       439         1998         1999
   Glenmont II (h)     2,817      440       2,426      1,040       -     440     3,466    3,906       435         1998         2000
   Techway S.W. I          -      729       3,765        133       -     729     3,898    4,627        49         2000         2001
   Freeport                -      458       5,712          -       -     458     5,712    6,170        98         2002         2001
  El Paso
   Butterfield
    Trail (h)         15,626        -      19,842      1,821       -       -    21,663   21,663     4,484         1997         1995
   Founders (h)        1,998        -       2,302        468       -       -     2,770    2,770       231         2000         1987
   Rojas (h)           4,017      900       3,659      1,010       -     900     4,669    5,569     1,252         1999         1986
 ARIZONA
  Phoenix area
   Broadway I (i)      3,362      837       3,349        398       -     837     3,747    4,584     1,005         1996         1971
   Broadway II             -      455         482        125       -     455       607    1,062       121         1999         1971
   Broadway III (i)    1,866      775       1,742         27       -     775     1,769    2,544       329         2000         1983
   Broadway IV (i)     1,604      380       1,652        155       -     380     1,807    2,187       191         2000         1986
   Broadway V              -      353       1,090          4       -     353     1,094    1,447        40         2002         1980
   Broadway VI (f)     1,092      599       1,855          5       -     599     1,860    2,459        68         2002         1979
   Kyrene I              969      850       2,044        172       -     850     2,216    3,066       422         1999         1981
   Kyrene II               -      640       2,409        262       -     640     2,671    3,311       204         1999         2001
   Metro Bus.              -    1,927       7,708        807       -   1,927     8,515   10,442     1,846         1996      1977/79
   35th Avenue             -      418       2,381         90       -     418     2,471    2,889       387         1997         1967
   Estrella                -      628       4,694        100       -     628     4,794    5,422       747         1998         1988
   51st Avenue (i)     1,778      300       2,029         95       -     300     2,124    2,424       431         1998         1987
   E. University
    I and II (f)       2,533    1,120       4,482        101       -   1,120     4,583    5,703       728         1998      1989/87
   55th Avenue (f)     2,146      912       3,717        198       5     917     3,915    4,832       586         1998         1987
   Interstate
    Commons I              -      798       3,632        184       -     798     3,816    4,614       629         1999         1988
   Interstate
    Commons II             -      320       2,448         79       -     320     2,527    2,847       117         1999         2000
   Southpark (i)       3,099      918       2,738        570       -     918     3,308    4,226       116         2001         2000
  Tucson
   Chamberlain         2,270      506       3,564         13       -     506     3,577    4,083       557         1997         1994
   Airport Dist. I (i) 4,241    1,103       4,672          8       -   1,103     4,680    5,783       664         1998         1995
   Southpointe (i)     4,207        -       3,982      1,754       -       -     5,736    5,736     1,025         1999         1989
 TENNESSEE
  Memphis
   Senator Street I        -      540       2,187        327       -     540     2,514    3,054       433         1997         1982
   Senator Street II       -      435       1,742        142       -     435     1,884    2,319       267         1998         1968
   Air Park I              -      250       1,916        136       -     250     2,052    2,302       322         1998         1975
   Air Park II             -       66         263         65       -      66       328      394        55         1998         1975
   Lamar I & II        1,964    1,332       5,398        258       -   1,332     5,656    6,988       943         1998      1978/80
   Delp I, II, & III       -    1,049       4,197        391       -   1,049     4,588    5,637       828         1998         1977
   Penney                  -      486       1,946          1       -     486     1,947    2,433       294         1998         1972
   Getwell                 -      151         603        109       -     151       712      863       129         1998         1972
   Southeast Crossing      -    1,802      10,267        896       -   1,802    11,163   12,965     2,067         1999      1987/97
 LOUISIANA
  New Orleans
   Elmwood                 -    2,861       6,337      1,468       -   2,861     7,805   10,666     2,309         1997         1979
   Riverbend               -    2,592      17,623        909       -   2,592    18,532   21,124     4,369         1997         1984
 COLORADO
  Denver
   Rampart I               -    1,023       3,861        511       -   1,023     4,372    5,395     1,755         1988         1987
   Rampart II              -      230       2,977        647       -     230     3,624    3,854       923      1996/97      1996/97
   Rampart III             -    1,098       3,884      1,169       -   1,098     5,053    6,151       624      1997/98         1999
 OKLAHOMA
  Oklahoma City
   Northpointe             -      777       3,113          2       -     777     3,115    3,892       370         1998      1996/97
  Tulsa
   Braniff                 -    1,066       4,641      1,011       -   1,066     5,652    6,718     1,420         1996         1974
 MISSISSIPPI
   Interchange (i)     4,472      343       5,007        748       -     343     5,755    6,098     1,345         1997         1981
   Tower Automotive   11,000        -       9,958      1,043       -       -    11,001   11,001        79         2001         2002
 MICHIGAN
   Auburn              3,706    3,230      12,922        130       -   3,230    13,052   16,282     1,989         1998         1986
                   ---------------------------------------------------------------------------------------
                   $ 248,343  125,937     553,020     64,060      71 126,008   617,080  743,088   117,856
                   ---------------------------------------------------------------------------------------
Industrial Development:
 FLORIDA
   OCP - Lot 60            -      310           -         80       -     310        80      390         -         2000          n/a
   Expressway A            -      380           -      1,154       -     380     1,154    1,534         -         2002          n/a
   Expressway B            -      535           -      1,552       -     535     1,552    2,087         -         2002          n/a
   Palm River South        -    1,310           -        518       -   1,310       518    1,828         -         2000          n/a
   Executive Airport I     -      695           -      2,015       -     695     2,015    2,710         -         2001          n/a
   Executive Airport II    -      781           -        822       -     781       822    1,603         -         2001          n/a
   Executive Airport III   -      515           -      1,526       -     515     1,526    2,041         -         2001          n/a
   Sunport IV              -      642           -        383       -     642       383    1,025         -         1999          n/a
   Sunport V               -      772           -        246       -     772       246    1,018         -         2001          n/a
   Sunport VI              -      650           -        217       -     650       217      867         -         2001          n/a
 TEXAS
   Techway S.W. II         -      550           -        420       -     550       420      970         -         2000          n/a
   Techway S.W. III        -      535           -        315       -     535       315      850         -         1999          n/a
   Techway S.W. IV         -      597           -        351       -     597       351      948         -         1999          n/a
   World Houston Land      -    2,126           -        573       -   2,332       367    2,699         -         2000          n/a
   World Houston Land      -    1,147           -        173       -   1,181       139    1,320         -         2000          n/a
   Americas Ten I          -      526           -      2,761       -     526     2,761    3,287         9         2001          n/a
   Americas Ten II         -      708           -        447       -     708       447    1,155         -         2001          n/a
   Americas Ten III        -      656           -        412       -     656       412    1,068         -         2001          n/a
   World Houston XIV       -      477           -      2,597       -     477     2,597    3,074        86         2000          n/a
   World Houston XIX       -      211           -      1,770       -     373     1,608    1,981         -         2000          n/a
   World Houston XX        -      197           -      1,761       -     346     1,612    1,958         -         2000          n/a
 ARIZONA
   Airport Dist. II        -      299           -         27       -     300        26      326         -         2000          n/a
   Interstate Commons III  -      237           -        115       -     242       110      352         -         2000          n/a
   SanTan 10               -      820           -        204       -     846       178    1,024         -         2001          n/a
   Chamberlain Expansion   -        -           -      1,345       -       -     1,345    1,345         -         1997          n/a
 MISSISSIPPI
   Metro Airport I         -      303           -      1,424       -     303     1,424    1,727         -         2001          n/a
   Metro Airport II        -      280           -        251       -     280       251      531         -         2001          n/a
                   ---------------------------------------------------------------------------------------
                   $       -   16,259           -     23,459       -  16,842    22,876   39,718        95
                   ---------------------------------------------------------------------------------------

Office Buildings:
 CALIFORNIA
   Los Angeles
    Corporate Center       -    1,363       5,453        674       -   1,363     6,127    7,490     1,026         1996         1986
                   ---------------------------------------------------------------------------------------
                   $       -    1,363       5,453        674       -   1,363     6,127    7,490     1,026
                   ---------------------------------------------------------------------------------------

Real Estate Properties Held For Sale:
 TEXAS
   World Houston Land (d)  -      765           -          8       -     773         -      773         -         2000          n/a
 FLORIDA
   Sabal Park Land (d)     -      351           -        251       -     602         -      602         -         1998          n/a
                   ----------------------------------------------------------------------------------------
                   $       -    1,116           -        259       -   1,375         -    1,375         -
                   ----------------------------------------------------------------------------------------

 Total real estate
   owned (a)(b)    $ 248,343  144,675     558,473     88,452      71 145,588   646,083  791,671   118,977
                   =========================================================================================

(a) Changes in Real Estate Properties follow:

                                                    Years Ended December 31,
                                                 -----------------------------
                                                  2002       2001       2000
                                               ---------------------------------
                                                         (In thousands)
Balance at beginning of year                   $736,240     694,655     641,048
Improvements                                     45,286      37,357      51,272
Purchase of real estate properties               13,363      13,804      13,628
Carrying amount of investments sold              (3,218)     (9,576)    (11,293)
                                               ---------------------------------
Balance at end of year (1)                     $791,671     736,240     694,655
                                               =================================

(1) Includes 20% minority interest in University Business Center totaling $5,802,000 at December 31, 2002 and $5,752,000 at December 31, 2001, and 20%
minority interest in University Business Center and IBG Wiegman Road Associates totaling $7,998,000 at December 31, 2000.

Changes in the accumulated depreciation on real estate properties follow:

                                                    Years Ended December 31,
                                                 -----------------------------
                                                  2002       2001       2000
                                               ---------------------------------
                                                         (In thousands)
Balance at beginning of year                   $ 92,201      70,120      51,579
Depreciation expense                             27,050      24,439      21,354
Accumulated depreciation on assets sold            (371)     (2,352)     (2,813)
Other                                                97          (6)          -
                                               ---------------------------------
Balance at end of year                         $118,977      92,201      70,120
                                               =================================

(b) The aggregate cost for federal income tax purposes is approximately $608,850,000. The federal income tax return for the year ended December 31, 2002 has not been filed and, accordingly, the income tax basis of real estate properties as of December 31, 2002 is based on preliminary data.

(c) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 5 to 15 years).

(d) The investment is not producing income to the Company as of December 31, 2002 and 2001.

(e)  EastGroup  has  a  $42,277,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry and Shaw.

(f) EastGroup has an $11,463,000 nonrecourse first mortgage loan with Prudential Life secured by East University I & II, Broadway VI, 55th Avenue and Ethan Allen.

(g) EastGroup has a $25,814,000 nonrecourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston III-IX.

(h)  EastGroup  has  a  $43,929,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Interstate Warehouse I & II, Venture, Stemmons, Glenmont I & II, West Loop I & II, Butterfield, Founders and Rojas.

(i) EastGroup has a $39,848,000 nonrecourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I and World Houston XII & XIII.


                                                SCHEDULE IV
                                        MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 2002
                                              (In thousands)

                            Number of         Interest             Final              Periodic
                              Loans             Rate           Maturity Date        Payment Terms
                          ------------     --------------     ---------------     -----------------
First mortgage loans:          1                8.5%               01/08             P&I monthly
                          ============

                                                                                    Principal
                                    Face Amount           Carrying               Amount of Loans
                                   of Mortgages           Amount of            Subject to Delinquent
                                   Dec. 31, 2002          Mortgages           Principal or Interest(c)
                                 ----------------     ----------------       -------------------------
First mortgage loans:              $       13           $       13    (a)(b)                    -
                                 ================     ================        =======================

Notes:

(a) Changes in mortgage loans follow:

                                                  Years Ended December 31,
                                              ------------------------------
                                               2002        2001        2000
                                           -------------------------------------
                                                      (In thousands)
Balance at beginning of year                $  5,515       9,191       8,706
Advances on mortgage notes receivable              -       1,064       4,609
Payments on mortgage notes receivable         (5,502)     (4,740)     (4,124)
                                           -------------------------------------
Balance at end of year                      $     13       5,515       9,191
                                           =====================================


(b) The aggregate cost for federal income tax purposes is approximately $13,000.

(c) Interest or principal in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent principal or interest.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EASTGROUP PROPERTIES, INC.

                                      By: /s/ David H. Hoster II
                                      David  H.  Hoster  II,  Chief  Executive
                                      Officer,  President  & Director
                                      March 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



*                                          *
D. Pike Aloian, Director                   Alexander G. Anagnos, Director
March 19, 2003                             March 19, 2003


*                                          *
H. C. Bailey, Jr., Director                Hayden C. Eaves III, Director
March 19, 2003                             March 19, 2003


*                                          *
Fredric H. Gould, Director                 David M. Osnos, Director
March 19, 2003                             March 19, 2003


*                                          * /s/ N. Keith McKey
Leland R. Speed, Chairman of the Board     By: N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)              March 20, 2003
March 19, 2003





/s/ Bruce Corkern
Bruce Corkern, Sr. Vice President & Controller
(Principal Accounting Officer)
March 20, 2003


/s/ N. Keith McKey
N. Keith McKey, Executive Vice-President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
March 20, 2003

CERTIFICATIONS

I, David H. Hoster II, certify that:

1. I have reviewed this annual report on Form 10-K of EastGroup Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  March 20, 2003                         /s/ DAVID H. HOSTER II
                                               David H. Hoster II
                                               Chief Executive Officer

I, N. Keith McKey, certify that:

1. I have reviewed this annual report on Form 10-K of EastGroup Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  March 20, 2003                       /s/ N. KEITH MCKEY
                                             N. Keith McKey
                                             Chief Financial Officer

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

         (10)  Material Contracts:
               (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).*
               (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B of the Registrant's Proxy Statement dated April 26, 1994).*
               (c) EastGroup Properties 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on June 1, 2000).*
               (d) Form of Change in Control Agreement that Registrant has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey) (incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K).*
               (e) Form of Amendment to Change in Control Agreement that Registrant has entered into with certain executive officers (filed herewith).*
               (f) Investment Agreement dated as of September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
               (g) Operating Agreement dated September 25, 1998 between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
               (h) Agreement and Waiver between the Company and Five Arrows Realty Securities II, L.L.C. (incorporated by reference to the Company's Form 8-K filed October 1, 1998).
               (i)  Credit  Agreement  dated  January  8, 2002  among  EastGroup
                    Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent; SouthTrust Bank, as Co-Syndication Agent; U.S. Bank, National Association, as Documentation Agent; Wells Fargo Bank, National Association, as Co-Documentation Agent; AmSouth Bank, as Managing Agent; PNC Capital Market, Inc., as Lead Arranger and Lead Agent; and the Lenders (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001).

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

         (99) Rights Agreement dated as of December 3, 1998 between the Company and EquiServe Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

(b)      None




*Indicates management or compensatory agreement.

                                                                 Exhibit (10)(e)

                   AMENDMENT TO CHANGE IN CONTROL AGREEMENT

     AGREEMENT by and between EASTGROUP PROPERTIES, INC., a Maryland corporation (the "Company"), with offices at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi 39201-2195, and ________________ (the "Executive"), an individual residing at_______________________________, dated as of the ____ day of March, 2003.

     WHEREAS, the Company entered into an agreement designated the Change in Control Agreement with the Executive, dated as of the 5th day of December, 1996; and

     WHEREAS, the intent of the Change in Control Agreement is to provide the Executive with compensation arrangements upon a Change in Control (as defined in the Change in Control Agreement) that provide the Executive with individual financial security and that are competitive with those of other corporations; and

     WHEREAS, the Change in Control Agreement limits the compensation otherwise payable to the Executive to the greatest amount that will not result in any payment being non-deductible under section 280G of the Internal Revenue Code of 1986, as amended; and

     WHEREAS, the Board of Directors of the Company (the "Board") believes that the section 280G limit has an unpredictable impact on the compensation arrangements for its executives and may result in unintended discrepancies between the amounts of compensation payable to various executives upon a Change in Control, and that the excise tax penalties imposed by section 4999 of the Code would similarly distort executives' net after-tax benefits if the section 280G limit were taken out of the Company's change in control agreements; and

     WHEREAS, the Board believes it is essential to provide the Executive with compensation arrangements upon a Change in Control that will produce the financial results intended for the Executive, when evaluated net of any excise tax imposed under section 4999 of the Code.

     NOW THEREFORE, the parties, for good and valuable consideration and intending to be legally bound, agree as follows:

     1. Section 7 of the Change in Control Agreement (entitled "Cut Back in Benefits") is deleted in its entirety.

     2. A new Section 7 is added to the Change in Control Agreement, to read as follows:


          7. Certain Additional Payments by the Company.


          7.1 Payment Subject to Excise Tax. If it shall be determined that any payment or distribution made, or benefit provided, by the Company to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this
     Section 7) (a  "Payment")  would be  subject  to the excise tax  imposed by section 4999 of the Code (or any similar excise tax) or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are referred to collectively as the "Excise Tax"), then Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Executive of all taxes (including any Excise Tax, income tax, or payroll tax) imposed upon the Gross-Up Payment and any interest or penalties imposed with respect to the taxes imposed upon the Gross-Up Payment, Executive retains from the Gross-Up Payment an amount equal to the Excise Tax imposed upon the Payments.

          7.2  Determination of Gross-Up  Payment.  Subject to the provisions of
     Section 7.3, all determinations required to be made under this Section 7, including the determination of whether a Gross-Up Payment is required and of the amount of any such Gross-Up Payment, shall be made by tax counsel selected by the independent public accounting firm then retained by the Company to audit its financial statements and acceptable to the Company ("Tax Counsel"), which shall provide detailed supporting calculations to both the Company and Executive within 15 business days of the date of termination, if applicable, or such earlier time as is requested by the Company, provided that any determination that an Excise Tax is payable by Executive shall be made on the basis of substantial authority. The Company shall pay the initial Gross-Up Payment, if any, as determined pursuant to this Section 7.2, to Executive within five business days of the receipt of Tax Counsel's determination, provided, however, that, if any Payment to which an Excise Tax relates was not payable or distributable before that date, then the part of the Gross-Up Payment attributable to such Payment shall be paid to Executive at the time such Payment is due. In either case, the Gross-Up Payment shall be subject to any withholding tax obligation determined by Tax Counsel to be applicable. If Tax Counsel determines that no Excise Tax is payable by Executive, it shall furnish Executive with a written opinion that he has substantial authority not to report any Excise Tax on his Federal income tax return. Any determination by Tax Counsel meeting the requirements of this Section 7.2 shall be binding upon the Company and Executive; subject only to payments pursuant to the following sentence based on a determination that additional Gross-Up Payments should have been made, consistent with the calculations required to be made under this Section 7 (the amount of such additional payments, including any interest and penalties, are referred as the "Gross-Up Underpayment"). If the Company exhausts its remedies pursuant to Section 7.3, and Executive is required to make a payment of any Excise Tax, Tax Counsel shall determine the amount of the Gross-Up Underpayment that has occurred and the Company shall promptly pay any such Gross-Up Underpayment to or for the benefit of Executive, subject to any withholding tax obligation determined by Tax Counsel to be applicable. The Company shall pay the fees and disbursements of Tax Counsel.

          7.3 Company Remedies with Respect to IRS Claim. Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a Gross-Up Underpayment. Such notification shall be given as soon as practicable but not later than ten business days after Executive receives written notice of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. Executive shall not pay such claim before the last day of the 30-day period following the date on which he gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies Executive in writing before the last day of such period that it desires to contest such claim and that it will bear the costs and provide the indemnification as required by this sentence, Executive shall:

               (i) give the Company any information reasonably requested by the Company relating to such claim,

               (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by counsel reasonably selected by the Company and reasonably satisfactory to Executive,

               (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

               (iv)permit the Company to participate in any proceedings relating to such claim;

     provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax, income tax, or payroll tax, including interest and penalties, imposed as a result of such representation and payment of costs and expenses. Without limitation of the foregoing provisions of this Section 7.3, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings, and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction, and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to Executive, on an interest-free basis, and shall indemnify and hold Executive harmless, on an after-tax basis, from any Excise Tax, income tax, or payroll tax, including interest or penalties, imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to the payment of taxes for the taxable year of Executive with respect to which such contested amount is claimed to be due shall be limited solely to such contested amount, unless Executive agrees otherwise. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable and Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority. If the Company has notified Executive that it desires to contest such an IRS claim but fails to pursue the contest in good faith, or fails to pay the costs and expenses of the contest, or, in the case the Company has directed Executive to pay the tax claimed and sue for a refund, fails to advance the amount of such payment to Executive, then the Company shall forfeit its right to control the proceedings taken in connection with such contest and Executive may, in his discretion, assume control of such proceedings, provided, however, that Executive's assumption or failure to assume control of such proceedings shall not negate the Company's obligation to make a Gross-Up Underpayment; to bear and pay all costs and expenses (including additional interest and penalties) incurred in connection with such contest; and to indemnify Executive, on an after-tax basis, for any Excise Tax, income tax, or payroll tax, including interest and penalties, imposed as a result of such payment of costs and expenses.

          7.4 Repayment of Advance from Refund. If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 7.3, Executive becomes entitled to receive any refund with respect to such claim, Executive shall (subject to the Company's complying with the requirements of Section 7.3) promptly pay to the Company the amount of such refund (together with any interest paid or credited on the amount of the refund after taxes applicable to such interest). If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 7.3 a determination is made that Executive shall not be entitled to any refund with respect to such claim and the Company does not notify Executive in writing within 30 days after such determination of its intent to contest such denial of refund, then any obligation of Executive to repay such advance shall be forgiven and the amount of such advance shall offset the amount of Gross-Up Underpayment required to be paid.

          7.5 Treatment of Certain Interest and Penalties. Notwithstanding any contrary provision of this Section 7, the amounts referred to in this
     Section 7 as "Excise Tax," "Gross-Up Payment," and "Gross-Up Underpayment" shall not include, and the Company shall not be obliged to pay or reimburse Executive for, any interest or penalties incurred by Executive to the extent the Executive would not have incurred the interest or penalties had the Executive, upon the Company's payment of a Gross-Up Payment or Gross-Up Underpayment, promptly filed tax returns or amended returns, or reported a tax liability, or made a payment of taxes, interest, and penalties, that would, in any case, have been consistent with the premise of the Gross-Up Payment or Gross-Up Underpayment.

     3. The changes to the Change in Control Agreement described in paragraphs 1 and 2 are effective January 1, 2003.

     IN WITNESS WHEREOF, the Executive has set his hand to this Agreement and, pursuant to authorization from the Board, the Company has caused this Agreement to be executed as of the day and year first above written.


                                            EASTGROUP PROPERTIES, INC.



                                            By________________________________



                                            EXECUTIVE

                                            __________________________________

                                                                    Exhibit (21)

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

                                                                    Exhibit (23)


                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors
EastGroup Properties, Inc.

     We consent to incorporation by reference in the registration statement (No. 333-29193) on Form S-3 and the registration statement (No. 33-60909) on Form S-8 of EastGroup Properties, Inc. of our reports dated March 7, 2003, relating to the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, and all related schedules, which reports appear in the December 31, 2002 Annual Report on Form 10-K of EastGroup Properties, Inc. Our report refers to a change in the methods of accounting for the impairment or disposal of long-lived assets and stock-based compensation.



Jackson, Mississippi                              KPMG LLP
March 18, 2003

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


     The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.



                                 /s/ D. Pike Aloian
                                 D. Pike Aloian
                                 Director

March 19, 2003

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


     The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ Alexander G. Anagnos
                                    Alexander G. Anagnos
                                    Director

March 19, 2003

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


     The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ H. C. Bailey, Jr.
                                    H. C. Bailey, Jr.
                                    Director

March 19, 2003

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


     The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ Hayden C. Eaves III
                                    Hayden C. Eaves III
                                    Director

March 19, 2003

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


     The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ Fredric H. Gould
                                    Fredric H. Gould
                                    Director

March 19, 2003

                                                                    Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


     The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ David M. Osnos
                                    David M. Osnos
                                    Director

March 19, 2003

                                                                   Exhibit (24)


                           EASTGROUP PROPERTIES, INC.
                                POWER OF ATTORNEY


         The undersigned Director of EastGroup Properties, Inc., a State of Maryland corporation, hereby constitutes and appoints N. Keith McKey as the true and lawful Attorney-in-fact and Agent of the undersigned to sign on behalf of the undersigned: (a) the Annual Report of the Company on Form 10-K (or such other form as may be required) for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission ("SEC"); and (b) any and all amendments to such Report as may be required to be filed with the SEC.


                                    /s/ Leland R. Speed
                                    Leland R. Speed
                                    Chairman of the Board

March 19, 2003