Form 10-Q
period 2003-03-31
EASTGROUP PROPERTIES INC
filed 2003-05-13
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003               COMMISSION FILE NUMBER 1-7094

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES (x) NO ( )

The number of shares of common stock, $.0001 par value, outstanding as of May 9, 2003 was 16,412,589.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2003

PART I.     FINANCIAL INFORMATION                                                                             Pages
            Item 1.     Consolidated Financial Statements

                        Consolidated balance sheets, March 31, 2003 (unaudited)
                        and December 31, 2002                                                                   3

                        Consolidated statements of income for the three months
                        ended March 31, 2003 and 2002 (unaudited)                                               4

                        Consolidated statements of changes in stockholders' equity
                        for the three months ended March 31, 2003 (unaudited)                                   5

                        Consolidated statements of cash flows for the three months
                        ended March 31, 2003 and 2002 (unaudited)                                               6

                        Notes to consolidated financial statements (unaudited)                                  7

            Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                              12

            Item 3.     Quantitative and Qualitative Disclosures About Market Risk                             17

            Item 4.     Controls and Procedures                                                                18

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 99.1 Certification of David H. Hoster II, Chief Executive
            Officer, pursuant to 18 U.S.C. Section 1350.
                Exhibit 99.2 Certification of N. Keith McKey, Chief Financial Officer,
            pursuant to 18 U.S.C. Section 1350.

            (b) Form 8-K filed March 20, 2003 - Reg FD disclosure - Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Authorized signatures                                                                                          19

CERTIFICATIONS                                                                                                 20

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                   March 31, 2003          December 31, 2002
                                                                                -----------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties                                                        $          761,406                  750,578
  Development                                                                               36,142                   39,718
                                                                                -----------------------------------------------
                                                                                           797,548                  790,296
      Less accumulated depreciation                                                       (125,771)                (118,977)
                                                                                -----------------------------------------------
                                                                                           671,777                  671,319
                                                                                -----------------------------------------------

  Real estate held for sale                                                                  1,375                    1,375
  Investment in real estate investment trusts                                                  122                    1,663
  Cash                                                                                       1,870                    1,383
  Other assets                                                                              26,371                   26,601
                                                                                -----------------------------------------------
      TOTAL ASSETS                                                              $          701,515                  702,341
                                                                                ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $          246,770                  248,343
  Notes payable to banks                                                                    81,214                   73,957
  Accounts payable & accrued expenses                                                       12,883                   15,571
  Other liabilities                                                                          5,995                    6,226
                                                                                -----------------------------------------------
                                                                                           346,862                  344,097
                                                                                -----------------------------------------------

                                                                                -----------------------------------------------
  Minority interest in joint ventures                                                        1,765                    1,759
                                                                                -----------------------------------------------

STOCKHOLDERS' EQUITY
  Series A 9.00% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,725,000 shares authorized and issued; stated
      liquidation preference of $43,125                                                     41,357                   41,357
  Series B 8.75% Cumulative Convertible Preferred Shares and additional paid-in capital; $.0001 par value; 2,800,000 shares authorized and issued; stated
      liquidation preference of $70,000                                                     67,178                   67,178
  Series C Preferred Shares; $.0001 par value; 600,000
       shares authorized; no shares issued                                                       -                        -
  Common shares; $.0001 par value; 64,875,000 shares authorized; 16,184,809 shares issued and outstanding at March 31, 2003 and 16,104,356 at
      December 31, 2002                                                                          2                        2
  Excess shares; $.0001 par value; 30,000,000 shares
      authorized; no shares issued                                                               -                        -
  Additional paid-in capital on common shares                                              244,900                  243,562
  Undistributed earnings                                                                     2,203                    7,109
  Accumulated other comprehensive income (loss)                                                (75)                      58
  Unearned compensation                                                                     (2,677)                  (2,781)
                                                                                -----------------------------------------------
                                                                                           352,888                  356,485
                                                                                -----------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $          701,515                  702,341
                                                                                ===============================================

See accompanying notes to consolidated financial statements.

                                EASTGROUP PROPERTIES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ----------------------------------------
                                                                                     2003                      2002
                                                                                ----------------------------------------
REVENUES
Income from real estate operations                                              $     26,487                  24,872
Interest                                                                                   5                     136
Gain on securities                                                                       282                     421
Other                                                                                     69                     144
                                                                                ------------------------------------------
                                                                                      26,843                  25,573
                                                                                ------------------------------------------
EXPENSES
Operating expenses from real estate operations                                         7,960                   7,108
Interest                                                                               4,698                   4,175
Depreciation and amortization                                                          7,687                   7,105
General and administrative                                                             1,239                   1,087
Minority interest in joint ventures                                                       99                      93
                                                                                -------------------------------------------
                                                                                      21,683                  19,568
                                                                                -------------------------------------------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS                                  5,160                   6,005
  Gain on sale of real estate investments                                                  -                      93
                                                                                -------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                      5,160                   6,098
                                                                                -------------------------------------------

DISCONTINUED OPERATIONS
  Income (loss) from real estate operations                                               (2)                     12
  Gain on sale of real estate investments                                                106                       -
                                                                                -------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                      104                      12
                                                                                -------------------------------------------

NET INCOME                                                                             5,264                   6,110

Preferred dividends-Series A                                                             970                     970
Preferred dividends-Series B                                                           1,532                   1,532
                                                                                -------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                     $      2,762                   3,608
                                                                                ===========================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $       0.16                    0.23
  Income from discontinued operations                                                   0.01                    0.00
                                                                                --------------------------------------------
  Net income available to common stockholders                                   $       0.17                    0.23
                                                                                ============================================

  Weighted average shares outstanding                                                 15,924                  15,772
                                                                                ============================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $       0.16                    0.22
  Income from discontinued operations                                                   0.01                    0.00
                                                                                --------------------------------------------
  Net income available to common stockholders                                   $       0.17                    0.22
                                                                                ============================================

  Weighted average shares outstanding                                                 16,282                  16,166
                                                                                ============================================

See accompanying notes to consolidated financial statements.

                                 EASTGROUP PROPERTIES, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES
                                    IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                          (UNAUDITED)

                                                                                                              Accumulated
                                                                     Additional                                  Other
                                               Preferred    Common    Paid-In     Unearned     Undistributed  Comprehensive
                                               Stock        Stock     Capital    Compensation    Earnings     Income (Loss)    Total
                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                     $ 108,535        2      243,562     (2,781)        7,109             58      356,485
Comprehensive income
    Net income                                         -        -            -          -         5,264              -        5,264
    Net unrealized change in
      investment securities                            -        -            -          -             -           (233)        (233)
    Net unrealized change in cash flow hedge           -        -            -          -             -            100          100
                                                                                                                            --------
       Total comprehensive income                                                                                             5,131
                                                                                                                            --------
Cash dividends declared-common, $.475 per share        -        -            -          -        (7,668)             -       (7,668)
Preferred stock dividends declared                     -        -            -          -        (2,502)             -       (2,502)
Issuance of 2,108 shares of common stock,
    incentive compensation                             -        -           53          -             -              -           53
Issuance of 3,468 shares of common stock,
    dividend reinvestment plan                         -        -           89          -             -              -           89
Issuance of 75,127 shares of common stock,
    exercise options                                   -        -        1,202          -             -              -        1,202
Forfeiture of 250 shares of common stock,
    incentive restricted stock                         -        -           (7)         7             -              -            -
Amortization of unearned compensation,
    incentive restricted stock                         -        -            -         97             -              -           97
Issuance of common stock options                       -        -            1          -             -              -            1
                                               -------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                        $ 108,535        2      244,900     (2,677)        2,203            (75)     352,888
                                               =====================================================================================

See accompanying notes to consolidated financial statements.

                                 EASTGROUP PROPERTIES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                --------------------------------------------
                                                                                        2003                  2002
                                                                                --------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                   $      5,264                  6,110
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization from continuing operations                        7,687                  7,105
        Depreciation and amortization from discontinued operations                          -                     20
        Gain on sale of real estate investments                                             -                    (93)
        Gain on sale of real estate investments from discontinued operations             (106)                     -
        Gain on real estate investment trust (REIT) shares                               (282)                  (421)
        Amortization of unearned compensation                                              97                    109
        Minority interest depreciation and amortization                                   (40)                   (43)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                               1,643                  1,326
          Accounts payable, accrued expenses and prepaid rent                          (1,371)                (1,041)
                                                                                --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              12,892                 13,072
                                                                                --------------------------------------------
INVESTING ACTIVITIES:
    Proceeds from sale of real estate investments                                         445                  1,111
    Real estate improvements                                                           (2,594)                (1,789)
    Real estate development                                                            (5,052)               (10,925)
    Proceeds from sale of REIT shares                                                   1,590                  2,405
    Changes in other assets and other liabilities                                      (3,207)                   (13)
                                                                                --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (8,818)                (9,211)
                                                                                --------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                      30,045                106,705
    Principal payments on bank borrowings                                             (22,788)              (100,645)
    Principal payments on mortgage notes payable                                       (1,573)                (1,292)
    Debt issuance costs                                                                   (52)                (1,007)
    Distributions paid to stockholders                                                (10,082)                (9,955)
    Proceeds from exercise of stock options                                             1,203                  2,301
    Proceeds from dividend reinvestment plan                                               89                     92
    Other                                                                                (429)                  (460)
                                                                                --------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                  (3,587)                (4,261)
                                                                                --------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          487                   (400)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,383                  1,767
                                                                                --------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      1,870                  1,367
                                                                                ============================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                            $      4,505                  4,214

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2002 annual report and the notes thereto.

(2)      RECLASSIFICATIONS

Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

(3)      REAL ESTATE HELD FOR SALE

Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

     At March 31, 2003 and December 31, 2002, the Company had three parcels of land held for sale. There can be no assurances that such properties will be sold.

     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income (loss) from discontinued operations for the three months ended March 31, 2003 and 2002. No interest expense was allocated to the properties that are held for sale.

(4)      BUSINESS COMBINATIONS AND GOODWILL

The Company applies SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. SFAS No. 142 addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. The Company had no business combinations after June 30, 2001. At March 31, 2003 and December 31, 2002, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. The Company periodically reviews, at least annually, the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at March 31, 2003 and December 31, 2002.

(5)      OTHER ASSETS

A summary of the Company's other assets follows:

                                                                       March 31, 2003       December 31, 2002
                                                                    ---------------------------------------------
                                                                                   (In thousands)
Leasing costs, net of accumulated amortization                         $      10,805                   10,841
Receivables, net of allowance for doubtful accounts                            7,025                    7,967
Prepaid expenses and other assets                                              8,541                    7,793
                                                                    ---------------------------------------------
                                                                       $      26,371                   26,601
                                                                    =============================================

(6)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's accounts payable and accrued expenses follows:

                                                                       March 31, 2003       December 31, 2002
                                                                    ---------------------------------------------
                                                                                   (In thousands)
Property taxes payable                                                 $       5,060                   5,814
Dividends payable                                                              3,434                   3,346
Other payables and accrued expenses                                            4,389                   6,411
                                                                    ---------------------------------------------
                                                                       $      12,883                  15,571
                                                                    =============================================

(7)      COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income
(loss) for the three months ended March 31, 2003 and 2002 are summarized below:

Accumulated Other Comprehensive Income (Loss)

                                                                           Three Months Ended
                                                                               March 31,
                                                                    ---------------------------------
                                                                         2003               2002
                                                                    ---------------------------------
                                                                             (In thousands)
Balance at beginning of period                                         $     58            1,193
    Unrealized holding gains on REIT securities during
        the period                                                           49              693
    Less reclassification adjustment for realized gains on
        REIT securities included in net income                             (282)            (421)
    Change in fair value of interest rate swap                              100                -
                                                                    ----------------------------------
Balance at end of period                                               $    (75)           1,465
                                                                    ==================================

(8)      EARNINGS PER SHARE

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

     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and dividing this numerator by the weighted average number of common shares outstanding plus the dilutive effect of stock options related to outstanding employee stock options, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and nonvested restricted stock was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The dilutive effect of convertible securities was determined using the if-converted method. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                         Three Months Ended
                                                                             March 31,
                                                                    -----------------------------
                                                                        2003            2002
                                                                    -----------------------------
                                                                           (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders              $   2,762          3,608
  Denominator-weighted average shares outstanding                       15,924         15,772
Diluted EPS Computation
  Numerator-net income available to common stockholders              $   2,762          3,608
  Denominator:
    Weighted average shares outstanding                                 15,924         15,772
    Common stock options                                                   171            210
    Nonvested restricted stock                                             187            184
                                                                    -----------------------------
       Total Shares                                                     16,282         16,166
                                                                    =============================

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

     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The following table presents on a comparative basis for the three months ended March 31, 2003 and 2002 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to Net Income.

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                     2003           2002
                                                                                -----------------------------
                                                                                       (In thousands)
PROPERTY REVENUES
    Industrial                                                                   $  26,068          24,454
    Other                                                                              419             418
                                                                                ----------------------------
                                                                                    26,487          24,872
                                                                                ----------------------------
PROPERTY EXPENSES
    Industrial                                                                      (7,835)         (6,971)
    Other                                                                             (125)           (137)
                                                                                ----------------------------
                                                                                    (7,960)         (7,108)
                                                                                ----------------------------
PROPERTY NET OPERATING INCOME
    Industrial                                                                      18,233          17,483
    Other                                                                              294             281
                                                                                ----------------------------
TOTAL PROPERTY NET OPERATING INCOME                                                 18,527          17,764
                                                                                ----------------------------
    Income (loss) from discontinued operations
      (before depreciation and amortization)                                            (2)             32
    Gain on securities                                                                 282             421
    Other income                                                                        74             280
    Interest expense                                                                (4,698)         (4,175)
    General and administrative expense                                              (1,239)         (1,087)
    Minority interest in earnings                                                     (139)           (136)
    Dividends on Series A preferred shares                                            (970)           (970)
                                                                                -----------------------------
FUNDS FROM OPERATIONS                                                               11,835          12,129

    Depreciation and amortization from continuing operations                        (7,687)         (7,105)
    Depreciation and amortization from discontinued operations                           -             (20)
    Share of joint venture depreciation and amortization                                40              43
    Gain on sale of depreciable real estate investments                                106              93
    Dividends on Series B convertible preferred shares                              (1,532)         (1,532)
                                                                                -----------------------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                          2,762           3,608
    Dividends on preferred shares                                                    2,502           2,502
                                                                                -----------------------------
NET INCOME                                                                       $   5,264           6,110
                                                                                =============================

(10)     STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation' " to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Stock-based compensation expense was immaterial for both the three months ended March 31, 2003 and 2002. There was an immaterial effect to pro forma net income available to common stockholders for both periods and no effect to basic or diluted earnings per share for either period.

The Company accounts for restricted stock in accordance with Accounting Principles Board No. 25, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.

(11)     SUBSEQUENT EVENTS

EastGroup is currently under contract to purchase a 62,000 square foot property in Altamonte Springs, Florida for approximately $3,850,000 and a 63,000 square foot property in Phoenix, Arizona for approximately $2,550,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated March 31, 2003 compared to December 31, 2002.)

Assets of EastGroup were $701,515,000 at March 31, 2003, a decrease of $826,000 from December 31, 2002. Liabilities (excluding minority interests) increased $2,765,000 to $346,862,000 and stockholders' equity decreased $3,597,000 to $352,888,000 during the same period. Book value per common share decreased from $15.11 at December 31, 2002 to $14.81 at March 31, 2003. The paragraphs that follow explain these changes in detail.

     Real estate properties increased $10,828,000 during the three months ended March 31, 2003. This increase was due to the transfer of three properties and one parcel of land from development with total costs of $8,144,000, capital improvements of $2,594,000, and improvements on development properties transferred to real estate properties in the 12-month period following transfer of $484,000. These increases were offset by the transfer of one property to real estate held for sale with costs of $394,000.

     Development decreased $3,576,000 during the three months ended March 31, 2003. This decrease was due to the transfer of three development properties with total costs of $7,755,000 and the transfer of land with costs of $389,000 to real estate properties. These decreases were offset by development costs of $4,568,000 on existing and completed development, as detailed in the table below.

     Total cash outflows for development for the three months ended March 31, 2003 were $5,052,000. In addition to the costs incurred for the three months ended March 31, 2003 as detailed in the table below, development costs included $484,000 for improvements on properties transferred to real estate properties during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

Development

                                                                                         Costs Incurred
                                                                              -----------------------------------
                                                                               For the 3 Months    Cumulative as      Estimated
                                                                  Size          Ended 3/31/03       of 3/31/03      Total Costs (1)
                                                             -----------------------------------------------------------------------
                                                             (Square feet)                        (In thousands)
Lease-Up:
  Metro Airport Commerce Center I, Jackson, MS                   32,000        $       27              1,754             1,900
  World Houston 19, Houston, TX                                  66,000               125              2,106             3,100
  World Houston 20, Houston, TX                                  62,000                92              2,050             2,800
  Executive Airport CC I & III, Fort Lauderdale, FL              85,000               322              5,073             5,900
                                                             -----------------------------------------------------------------------
Total Lease-up                                                  245,000               566             10,983            13,700
                                                             -----------------------------------------------------------------------

Under Construction:
  Expressway Commerce Center, Tampa, FL                         108,000             1,226              4,847             5,800
  Sunport Center IV, Orlando, FL                                 63,000             1,200              2,226             3,500
  Techway Southwest II, Houston, TX                              94,000               220              1,189             4,800
                                                             -----------------------------------------------------------------------
Total Under Construction                                        265,000             2,646              8,262            14,100
                                                             -----------------------------------------------------------------------

Prospective Development (Principally Land):
  Phoenix, Arizona                                              103,000                18              1,394             6,000
  Tucson, Arizona                                                70,000                 -                326             3,500
  Tampa, Florida                                                140,000                25              1,853             7,700
  Orlando, Florida                                              142,000                29              1,914             8,600
  Fort Lauderdale, Florida                                       55,000               108              1,711             3,800
  El Paso, Texas                                                251,000                56              2,280             7,600
  Houston, Texas                                                906,000             1,063              6,880            43,700
  Jackson, Mississippi                                           32,000                 8                539             1,700
                                                             -----------------------------------------------------------------------
Total Prospective Development                                 1,699,000             1,307             16,897            82,600
                                                             -----------------------------------------------------------------------
                                                              2,209,000        $    4,519             36,142           110,400
                                                             =======================================================================

Completed Development and Transferred
To Real Estate Properties During the
Three Months Ended March 31, 2003:
  World Houston 14, Houston, TX                                  77,000        $       32              3,106
  Americas 10 Business Center I, El Paso, TX                     98,000                17              3,304
  Chamberlain Expansion, Tucson, AZ                              34,000                 -              1,345
                                                             --------------------------------------------------
Total Transferred to Real Estate Properties                     209,000        $       49              7,755
                                                             ==================================================

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

     Real estate held for sale did not change during the quarter; however, one property with costs of $394,000 was transferred from real estate properties and was subsequently sold.

     Accumulated depreciation on real estate properties and real estate held for sale increased $6,794,000 due to depreciation expense of $6,849,000 on real estate properties, offset by the sale of one property with accumulated depreciation of $55,000.

     Investment in REITs decreased from $1,663,000 at December 31, 2002 to $122,000 at March 31, 2003 primarily as a result of the sale of REIT shares with a cost of $1,308,000. Unrealized gains decreased $233,000 as a result of realized gains of $282,000 on REIT shares, offset by unrealized gains of $49,000.

     Notes payable to banks increased $7,257,000 as a result of advances of $30,045,000 exceeding payments of $22,788,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     Accumulated other comprehensive income (loss) decreased $133,000 as a result of realized gains of $282,000 on the sale of REIT shares offset by unrealized gains of $49,000 on REIT shares and an unrealized gain of $100,000 due to the fair value adjustment of the Company's interest rate swap.

     Undistributed earnings decreased from $7,109,000 at December 31, 2002 to $2,203,000 at March 31, 2003, as a result of dividends on common and preferred stock of $10,170,000 exceeding net income for financial reporting purposes of $5,264,000.

RESULTS OF OPERATIONS

(Comments are for the three months ended March 31, 2003, compared to the three months ended March 31, 2002).

Net income available to common stockholders for the three months ended March 31, 2003 was $2,762,000 ($.17 per basic and diluted share) compared to net income available to common stockholders for the three months ended March 31, 2002 of $3,608,000 ($.23 per basic share and $.22 per diluted share). Income before gain on sale of real estate investments was $5,160,000 for the three months ended March 31, 2003 compared to $6,005,000 for the three months ended March 31, 2002. There was no gain on sale of real estate investments from continuing operations for the three months ended March 31, 2003 compared to $93,000 for the same period in 2002. In accordance with the guidelines under SFAS No. 144, gains and losses on the sale of properties placed in the category "held for sale" subsequent to December 31, 2001 are included in Discontinued Operations. There was a gain of $106,000 from discontinued operations for the three months ended March 31, 2003 compared to no gain for the same period in 2002. The paragraphs that follow describe the results of operations in detail.

     PNOI from continuing operations, as defined and discussed in Note 9 in the Notes to the Consolidated Financial Statements, increased by $763,000 or 4.3% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income

                            Three Months Ended                 Percent
                                March 31,                      Leased
                        --------------------------------------------------------
                           2003         2002           3-31-03       3-31-02
                        --------------------------------------------------------
                              (In thousands)
Industrial              $  18,233       17,483          90.5%         90.1%
Other                         294          281
                        ---------------------------
   Total PNOI           $  18,527       17,764
                        ===========================

     PNOI from industrial properties increased $750,000 (4.3%) for the three months ended March 31, 2003, compared to March 31, 2002. Industrial properties held throughout the three months ended March 31, 2003 compared to the same period in 2002 showed a decrease in PNOI of .6%.

     The Company has a carrying amount of $122,000 in its ownership of Pacific Gulf Properties, which is in the final stage of liquidating its assets. During the first quarter, EastGroup sold all of its remaining investments in other REITs and realized gains of $282,000 compared to $421,000 in the same period of 2002.

     Bank interest expense before amortization of loan costs and capitalized interest was $491,000 for the three months ended March 31, 2003, a decrease of $175,000 from the three months ended March 31, 2002. Average bank borrowings were $75,274,000 for the three months ended March 31, 2003 compared to $86,767,000 for the same period in 2002 with average bank interest rates of 2.62% for the three months ended March 31, 2003 compared to 3.07% for the same period in 2002. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three months ended March 31, 2003 were $486,000 compared to $532,000 for the same period in 2002. Amortization of bank loan costs was $103,000 for the three months ended March 31, 2003 compared to $106,000 for the same period in 2002.

     Mortgage interest expense on real estate properties was $4,496,000 for the three months ended March 31, 2003, an increase of $614,000 from the three months ended March 31, 2002. The increase in interest for the three months was primarily due to three new mortgage loans totaling $59,200,000 obtained in 2002, offset by the payoff of two loans totaling $10,350,000. Amortization of mortgage loan costs was $94,000 for the three months ended March 31, 2003 compared to $53,000 for the same period in 2002.

     During the three months ended March 31, 2003, the Company sold Air Park Distribution Center II and recognized a gain of $106,000, which is recorded under Discontinued Operations in accordance with SFAS No. 144 (see Note 3 in the Notes to Consolidated Financial Statements). In the same period of 2002, the Company recognized a gain of $93,000 from the sale of Carpenter Duplex, which is reported in Income From Continuing Operations on the income statement. A summary of gains on real estate investments for the comparative periods follows.

Gains on Real Estate Investments

                                                               Net                        Recognized
                                                           Sales Price       Basis           Gain
                                                         -----------------------------------------------
                                                                         (In thousands)
2003
Real estate properties:
   Air Park Distribution Center II, Memphis, TN           $      445            339            106
                                                         ===============================================

2002
Real estate properties:
   Carpenter Duplex, Dallas, TX                           $    1,111          1,018             93
                                                         ===============================================

     The increase in general and administrative expenses of $152,000 for the three months ended March 31, 2003 compared to the same period in 2002 is primarily due to increased employee costs.

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $439,000 for the three months ended March 31, 2003 compared to $225,000 for the same period in 2002. Capital expenditures for the three months ended March 31, 2003 and 2002 were as follows:

Capital Expenditures

                                                            Three Months Ended
                                                                  March 31,
                                            Estimated     ----------------------
                                           Useful Life      2003          2002
                                        ----------------------------------------
                                                              (In thousands)
Upgrade on Acquisitions                      40 yrs       $    20            -
Major Renovation/Redevelopment               40 yrs             -           50

Tenant Improvements:
   New Tenants                             Lease Life       1,054          788
   New Tenants (first generation)(1)       Lease Life         442           63
   Renewal Tenants                         Lease Life         810          358
Other:
   Building Improvements                    5-40 yrs          157          321
   Roofs                                    5-15 yrs           47          194
   Parking Lots                              5 yrs             39            5
   Other                                     5 yrs             25           10
                                                          ----------------------
      Total capital expenditures                          $ 2,594        1,789
                                                          ======================

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months ended March 31, 2003 and 2002 were as follows:

Capitalized Leasing Costs

                                                            Three Months Ended
                                                                 March 31,
                                            Estimated     ----------------------
                                           Useful Life      2003          2002
                                        ----------------------------------------
                                                              (In thousands)
Development                                Lease Life     $   234          640
New Tenants                                Lease Life         211          156
New Tenants (first generation)(1)          Lease Life          82           68
Renewal Tenants                            Lease Life         275           96
                                                          ----------------------
      Total capitalized leasing costs                     $   802          960
                                                          ======================

Amortization of leasing costs                             $   838          617
                                                          ======================


(1) First generation refers to space that has never been occupied.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12,892,000 for the three months ended March 31, 2003. Other sources of cash were primarily from bank borrowings, sales of REIT shares and proceeds from exercise of stock options. The Company distributed $7,580,000 in common and $2,502,000 in preferred stock dividends. Other primary uses of cash were for bank debt payments, construction and development of properties, capital improvements at the various properties and mortgage note payments.

     Total debt at March 31, 2003 and December 31, 2002 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at March 31, 2003 and December 31, 2002.

                                           March 31, 2003     December 31, 2002
                                          --------------------------------------
                                                     (In thousands)
Mortgage notes payable - fixed rate        $    246,770              248,343
Bank notes payable - floating rate               81,214               73,957
                                          --------------------------------------
   Total debt                              $    327,984              322,300
                                          ======================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At March 31, 2003, the interest rate was 2.56% on $79,000,000. The interest rate on each tranche is currently reset on a monthly basis and was last reset on April 28, 2003 at 2.57% on $79,000,000. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.

     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2003 and was amended to reflect a new maturity date of January 2004. The interest rate on this facility is based on the LIBOR rate and varies according to debt-to-total asset value ratios. At March 31, 2003, the interest rate was 2.475% on $2,214,000. EastGroup's current interest rate for this facility is the LIBOR rate plus 1.175%.

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

                                         Apr-Dec                                                                      Fair
                                           2003       2004     2005      2006      2007    Thereafter     Total       Value
                                         --------------------------------------------------------------------------------------
Fixed rate debt (in thousands)           $ 6,303    11,234    25,153    21,715    20,390      161,975     246,770    270,865(1)
Weighted average interest rate             7.68%     7.90%     7.96%     7.76%     7.71%        7.08%       7.34%
Variable rate debt (in thousands)              -     2,214    79,000         -         -            -      81,214     81,214
Weighted average interest rate                 -     2.48%     2.56%         -         -            -       2.56%

(1) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

     As the table above incorporates only those exposures that exist as of March 31, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 26 basis points, interest expense and cash flows would increase or decrease by approximately $208,000 annually.

     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $11,000,000 Tower Automotive Center recourse mortgage. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

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

ITEM 4.   CONTROLS AND PROCEDURES.

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

DATE: May 13, 2003

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


DATE:  May 13, 2003                          /s/ DAVID H. HOSTER II
                                             David H. Hoster II
                                             Chief Executive Officer

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


DATE:  May 13, 2003                          /s/ N. KEITH MCKEY
                                             N. Keith McKey
                                             Chief Financial Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of EastGroup Properties, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
H. Hoster II, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ DAVID H. HOSTER II
                                          David H. Hoster II
                                          Chief Executive Officer
                                          May 13, 2003


A signed original of this written statement required by Section 906 has been provided to EastGroup Properties, Inc. and will be retained by EastGroup Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of EastGroup Properties, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, N. Keith McKey, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ N. KEITH MCKEY
                                          N. Keith McKey
                                          Chief Financial Officer
                                          May 13, 2003



A signed original of this written statement required by Section 906 has been provided to EastGroup Properties, Inc. and will be retained by EastGroup Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.