Form 10-K/A
period 2001-12-31
EASTGROUP PROPERTIES INC
filed 2003-05-15
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


                             AMENDMENT TO FORM 10-K
                                Filed Pursuant to
                       THE SECURITIES EXCHANGE ACT OF 1934

                           EASTGROUP PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth in the pages attached hereto:

     EXHIBITS:

     Exhibit 10(h) Credit Agreement dated January 8, 2002 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent; SouthTrust Bank, as Co-Syndication Agent; U.S. Bank, National Association, as Documentation Agent; Wells Fargo Bank, National Association, as Co-Documentation Agent; AmSouth Bank, as Managing Agent; PNC Capital Market, Inc., as Lead Arranger and Lead Agent; and the Lenders (filed herewith).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2003
                                         EASTGROUP PROPERTIES, INC.


                                         By: /s/ N. KEITH MCKEY
                                             N. Keith McKey
                                             Chief Financial Officer,
                                             Executive Vice President
                                             and Secretary

                                                                 Exhibit 10(h)


                                CREDIT AGREEMENT

                                      Dated

                                 JANUARY 8, 2002

                                      among

                           EASTGROUP PROPERTIES, L.P.

                           EASTGROUP PROPERTIES, INC.

                         PNC BANK, NATIONAL ASSOCIATION,
                             as Administrative Agent

                COMMERZBANK AKTIENGESELLSCHAFT, NEW YORK BRANCH,
                              as Syndication Agent

                                SOUTHTRUST BANK,
                             as Co-Syndication Agent

                        U.S. BANK NATIONAL ASSOCIATION,
                             as Documentation Agent

                     WELLS FARGO BANK, NATIONAL ASSOCIATION,
                            as Co-Documentation Agent

                                  AMSOUTH BANK,
                                as Managing Agent

                           PNC CAPITAL MARKETS, INC.,
                         as Lead Arranger and Lead Agent

                                       and

                                   the Lenders


                                       TABLE OF CONTENTS

                                                                                                     Page #
1.       Definitions                                                                                    1

2.       The Loans                                                                                     17
         2.1      Advances                                                                             17
         2.2      Payments                                                                             19
         2.3      Pro Rate Treatment                                                                   20
         2.4      Non-Receipt of Funds by the Agent                                                    20
         2.5      Sharing of Payments, Etc.                                                            21
         2.6      Fees                                                                                 21
         2.7      Commitment Increase                                                                  23
         2.8      Letters of Credit                                                                    23
         2.9      Extension                                                                            27

3.       Conditions                                                                                    29
         3.1      All Loans                                                                            29
         3.2      First Loan                                                                           29
         3.3      Options Available                                                                    30
         3.4      Designation and Conversion                                                           30
         3.5      Special Provisions Applicable to Eurodollar Rate Borrowings
                  and Letters of Credit                                                                31
         3.6      Funding Offices, Adjustments Automatic                                               33
         3.7      Funding Sources, Payment Obligations                                                 34
         3.8      Mitigation, Non-Discrimination                                                       34
         3.9      Taxes                                                                                35

4.       Representations and Warranties                                                                36
         4.1      Organization                                                                         36
         4.2      Financial Statements                                                                 36
         4.3      Enforceable Obligations; Authorization                                               37
         4.4      Other Debt                                                                           37
         4.5      Litigation                                                                           37
         4.6      Taxes                                                                                37
         4.7      Regulation U                                                                         37
         4.8      Subsidiaries                                                                         37
         4.9      Securities Act of 1933                                                               37
         4.10     No Contractual or Corporate Restrictions                                             38
         4.11     Investment Company Act Not Applicable                                                38
         4.12     Public Utility Holding Company Act Not Applicable                                    38
         4.13     ERISA Not Applicable                                                                 38
         4.14     Pool Properties                                                                      38
         4.15     Disclosure                                                                           38

5.       Affirmative Covenants                                                                         38
         5.1      Taxes, Existence, Regulations, Property, etc.                                        38
         5.2      Financial Statements and Information                                                 39
         5.3      Financial Tests                                                                      39
         5.4      Inspection                                                                           40
         5.5      Further Assurances                                                                   40
         5.6      Books and Records                                                                    40
         5.7      Insurance                                                                            40
         5.8      Notice of Certain Matters                                                            40
         5.9      Use of proceeds                                                                      40
         5.10     Expenses of and Claims Against the Agent and the Lenders                             41
         5.11     Legal Compliance, Indemnification                                                    41
         5.12     Obligors' Performance                                                                42
         5.13     Professional Services                                                                42
         5.14     Capital Adequacy                                                                     42
         5.15     Property Pool                                                                        43
         5.16     Co-Borrowers                                                                         44

6.       Negative Covenants                                                                            44
         6.1      Indebtedness                                                                         45
         6.2      Mergers, Consolidations and Acquisitions of Assets                                   45
         6.3      Redemption                                                                           45
         6.4      Nature of Business; Management                                                       45
         6.5      Transactions with Related Parties                                                    45
         6.6      Loans and Investments                                                                45
         6.7      Limiting Agreements                                                                  47
         6.8      Restricted Payments                                                                  47
         6.9      Securities Act of 1933                                                               48
         6.10     Subsidiaries                                                                         48

7.       Events of Default and Remedies                                                                48
         7.1      Events of Default                                                                    49
         7.2      Actions in Respect of Letters of Credit                                              49
         7.3      Allocation of Proceeds                                                               51
         7.4      Remedies Cumulative                                                                  52

8.       The Agent                                                                                     52
         8.1      Appointment, Powers and Immunities                                                   52
         8.2      Reliance                                                                             54
         8.3      Defaults                                                                             54
         8.4      Rights as a Lender                                                                   54
         8.5      Indemnification                                                                      55
         8.6      Non-Reliance on Agent and Other Lenders                                              55
         8.7      Failure to Act                                                                       56
         8.8      Resignation of Agent                                                                 56
         8.9      No Partnership                                                                       56
         8.10     Consents and Approvals                                                               57

9.       Miscellaneous                                                                                 57
         9.1      No Waiver, Amendments                                                                57
         9.2      Notices                                                                              57
         9.3      Venue                                                                                58
         9.4      Choice of Law                                                                        59
         9.5      Survival; Parties Bound; Successors and Assigns                                      59
         9.6      Counterparts                                                                         60
         9.7      Usury Not Intended; Refund of Any Excess Payments                                    61
         9.8      Captions                                                                             61
         9.9      Severability                                                                         61
         9.10     Disclosures                                                                          61
         9.11     Entire Agreement                                                                     61
         9.12     Waiver of Jury Trial                                                                 61

                                   EXHIBITS
Schedule I              Table I and II
Schedule II             Approved Markets

Exhibit A               Officer's Certificate
Exhibit B               Request for Loan
Exhibit C               Promissory Note
Exhibit C-1             Swing Loan Note
Exhibit D               Opinion of Counsel (for Borrower and Guarantors)
Exhibit E               Request for Extension

                                CREDIT AGREEMENT

     THIS CREDIT AGREEMENT (the "Agreement") is made and entered into as of January 8, 2002, by and among EASTGROUP PROPERTIES, L.P., a Delaware limited partnership and EASTGROUP PROPERTIES, INC., a Maryland corporation, jointly and severally (collectively, the "Borrower"), the financial institutions (including PNC, the "Lenders") which are now or may hereafter become signatories hereto, PNC BANK, NATIONAL ASSOCIATION, a national banking association ("PNC"), as Administrative Agent for the Lenders (in such capacity, "Agent"), Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent, SouthTrust Bank, as Co-Syndication Agent, U.S. Bank National Association, as Documentation Agent, Wells Fargo Bank, National Association, as Co-Documentation Agent, and AmSouth Bank, as Managing Agent.

1. Definitions.

     Unless a particular word or phrase is otherwise defined or the context otherwise requires, capitalized words and phrases used in Credit Documents have the meanings provided below.

     Adjusted Eurodollar Interbank Rate shall mean, with respect to each Interest Period applicable to a Eurodollar Rate Borrowing, a rate per annum equal to the quotient, expressed as a percentage, of (a) the Eurodollar Interbank Rate with respect to such Interest Period divided by (b) 1.0000 minus the Eurodollar Reserve Requirement in effect on each day during such Interest Period.

     Affiliate shall mean any Person controlling, controlled by or under common control with any other Person. For purposes of this definition, "control" (including "controlled by" and "under common control with") means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or otherwise.

     Agent shall mean PNC Bank, National Association, its successors and assigns, in its capacity as administrative agent hereunder.

     Annual Audited Financial Statements shall mean the annual financial statements of a Person, including all notes thereto, which statements shall include a balance sheet as of the end of such fiscal year and an income statement and a statement of cash flows, all setting forth in comparative form the corresponding figures from the previous fiscal year, all prepared in conformity with Generally Accepted Accounting Principles and accompanied by a report and opinion of independent certified public accountants satisfactory to the Agent, which shall state that such financial statements, in the opinion of such accountants, present fairly the financial position of such Person as of the date thereof and the results of its operations for the period covered thereby in conformity with Generally Accepted Accounting Principles. Such statements shall be accompanied by a certificate of such accountants that in making the appropriate audit and/or investigation in connection with such report and opinion, such accountants did not become aware of any Default or Event of Default, or, if in the opinion of such accountant, any such Default or Event of Default exists, a description of the nature and status thereof. The Annual Audited Financial Statements shall be prepared on a consolidated basis in accordance with Generally Accepted Accounting Principles.

     Applicable Margin shall mean (a) whenever and for so long as the Operating Partnership has not received an S&P Rating and a Moody's Rating, the percentage which will be in effect whenever and for so long as the corresponding Total Liabilities to Total Asset Value Ratio reflected in Table 1 on Schedule I attached hereto and hereby made a part hereof, is in effect; and (b) whenever and for so long as the Operating Partnership has received an S&P Rating and a Moody's Rating, the percentage which will be in effect whenever and for so long as the Operating Partnership has received the corresponding S&P Rating or Moody's Rating, whichever is lower, reflected in Table 2 on Schedule I attached hereto. Any change in the Applicable Margin determined pursuant to (a) above shall be effective on a retroactive basis to the first day of the calendar quarter following the last calendar quarter covered by the applicable Officer's Certificate and any change in the Applicable Margin determined pursuant to (b) above shall be effective on the date of the applicable rating change.

     Approved Market shall mean each of the cities described on Schedule II attached hereto and hereby made a part hereof.

     Base Rate shall mean for any day a rate per annum equal to the Applicable Margin on that day plus the greater on a daily basis of (a) the Prime Rate for that day, or (b) the Federal Funds Effective Rate for that day plus one-half of one percent (1/2%).

     Base Rate Borrowing shall mean that portion of the principal balance of the Loans, including the Swing Loans, at any time bearing interest at the Base Rate.

     Business Day shall mean a day other than (a) a day when the main office of the Agent is not open for business, or (b) a day that is a federal banking holiday in the United States of America.

     Capital Expenditures shall mean, as to any Person, for any period, the aggregate of all expenditures (whether payable in cash or other Property or accrued as a liability (but without duplication)) during such period that, in conformity with Generally Accepted Accounting Principles, are required to be included in or reflected by the Borrower's or any of its Subsidiaries' fixed asset accounts as reflected in any of their respective balance sheets; provided, however, Capital Expenditures shall include the sum of all expenditures by the Borrower for tenant improvements, leasing commissions, property level capital expenditures (e.g., roof replacement, parking lot repairs, etc., but not capital expenditures in connection with expansions) but shall exclude upgrade capital expenditures budgeted at the time of, and made within the first twelve (12) months after, the acquisition of a Property. Capital Expenditures shall be calculated on a consolidated basis in accordance with Generally Accepted
Accounting Principles and shall include (without duplication) the Equity Percentage of Capital Expenditures for the Borrower's Unconsolidated Affiliates.

     Ceiling Rate shall mean, on any day, the maximum nonusurious rate of interest permitted for that day by whichever of applicable federal or Pennsylvania laws permits the higher interest rate, stated as a rate per annum. Without notice to the Borrower or any other person or entity, the Ceiling Rate shall automatically fluctuate upward and downward as and in the amount by which such maximum nonusurious rate of interest permitted by applicable law fluctuates.

     Change of Control means a change resulting when (a) any Person or Persons acting together which would constitute a Group together with any Affiliates thereof shall at any time either (i) Beneficially Own more than 50% of the aggregate voting power of all classes of Voting Stock of EastGroup Properties, Inc. or (ii) succeed in having sufficient of its or their nominees elected to the Board of Directors of EastGroup Properties, Inc. such that such nominees, when added to any existing directors remaining on the Board of Directors of EastGroup Properties, Inc. after such election who is an Affiliate of such Person or Group, shall constitute a majority of the Board of Directors of EastGroup Properties, Inc. or (b) EastGroup Properties, Inc. ceases to own, directly or indirectly, at least fifty-one percent (51%) of the evidence of ownership of the Operating Partnership. As used herein (1) "Beneficially Own" means "beneficially own" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, or any successor provision thereto; provided, however, that, for purposes of this definition, a Person shall not be deemed to Beneficially Own securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates until such tendered securities are accepted for purchase or exchange; (2) "Group" means a "group" for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended; and (3) "Voting Stock" of any Person shall mean capital stock of such Person which ordinarily has voting power for the election of directors (or persons performing similar functions) of such Person, whether at all times or only so long, as no senior class of securities has such voting power by reason of any contingency.

     Code shall mean the Internal Revenue Code of 1986, as amended, as now or hereafter in effect, together with all regulations, rulings and interpretations thereof or thereunder by the Internal Revenue Service.

     Commitment Fee shall have the meaning ascribed thereto in Section 2.6(a).

     Credit Documents shall mean this Agreement, the Notes, the Guaranties, all instruments, certificates and agreements now or hereafter executed or delivered to the Agent or the Lenders pursuant to any of the foregoing, and all amendments, modifications, renewals, extensions, increases and rearrangements of, and substitutions for, any of the foregoing.

     Defaulting  Lender  shall  have the  meaning  ascribed  thereto  in Section
2.1(a).

     EBITDA shall mean an amount derived from (a) net earnings, plus (b) depreciation, amortization, interest expense and income taxes, plus or minus (c) any losses or gains resulting from sales, write-downs, write-ups, write-offs or other valuation adjustments of assets or liabilities, in each case, as determined on a consolidated basis in accordance with Generally Accepted Accounting Principles, and including (without duplication) the Equity Percentage of EBITDA for the Borrower's Unconsolidated Affiliates.

     Eligible Ground Lease shall mean a lease either expressly approved by Agent in writing or a lease meeting at least the following requirements: (a) a remaining term (including renewal options exercisable at lessee's sole option) of at least thirty (30) years, (b) the leasehold interest is transferable and assignable without the landlord's prior consent, (c) the ground lease is financeable in that, among other things, it provides or allows for, without further consent from the landlord, (i) notice and right to cure to lessee's lender, (ii) a pledge and mortgage of the leasehold interest, (iii) recognition of a foreclosure of the leasehold interest including entering into a new lease with the lender, and (iv) no right of landlord to terminate without consent of lessee's lender.

     Eligible Institution shall mean a commercial bank or a finance company, insurance company or other financial institution which is regularly engaged in making, purchasing or investing in loans and which has base capital of at least $500,000,000.00, but shall not include any Person which is an Affiliate of any Obligor.

     Equity Percentage shall mean the aggregate ownership percentage of Borrower in each Unconsolidated Affiliate.

     Eurodollar Business Day shall mean a Business Day on which transactions in United States dollar deposits between banks may be carried on in the London interbank dollar market.

     Eurodollar Interbank Rate shall mean, for each Interest Period, the rate of interest per annum, rounded, if necessary, to the next highest whole multiple of one-one hundredth of one percent (1/100th%), equal to the rate determined by the Agent in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the average of the London interbank offered rates of interest per annum for Dollars set forth on Dow Jones Market Service (formerly known as Telerate) display page 3750 or such other display page on the Dow Jones Market Service as may replace such page to evidence the average of rates quoted by banks designated by the British Bankers' Association (or appropriate successor, or if the British Bankers' Association or its successor ceases to provide such quotes, a comparable replacement determined by the Agent), at 11:00 A.M. London time two (2) Eurodollar Business Days before the first day of such Interest Period for an amount approximately equal in principal amount of such Eurodollar Rate Borrowing and for a period equal to the length of the applicable Interest Period.

     Eurodollar Rate shall mean for any day a rate per annum equal to the sum of the Applicable Margin for that day plus the Adjusted Eurodollar Interbank Rate in effect on the first day of the Interest Period for the applicable Eurodollar Rate Borrowing. Each Eurodollar Rate is subject to adjustments for reserves, insurance assessments and other matters as provided for in Section 3.5 hereof.

     Eurodollar Rate Borrowing shall mean that portion of the principal balance of the Loans at any time bearing interest at a Eurodollar Rate.

     Eurodollar Reserve Requirement shall mean, on any day, that percentage (expressed as a decimal fraction and rounded, if necessary, to the next highest one ten thousandth) which is in effect on such day for determining all reserve requirements (including, without limitation, basic, supplemental, marginal and emergency reserves) applicable to "Eurocurrency liabilities," as currently defined in Regulation D, all as specified by any Governmental Authority, including but not limited to those imposed under Regulation D. Each determination of the Eurodollar Reserve Requirement by Agent shall be prima facie evidence thereof.

     Event of Default shall mean any of the events specified as an event of default in Section 7.1 of this Agreement, and Default shall mean any of such events, whether or not any requirement for notice, grace or cure has been satisfied.

     Excluded Taxes shall mean, with respect to the Agent, any Lender, the Issuing Bank or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which the Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 3.8), any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 3.9, except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to such withholding tax pursuant to Section 3.9.

     Extension Fee shall have the meaning ascribed thereto in Section 2.6(c).

     Federal Funds Effective Rate shall to the extent necessary be determined by the Agent separately for each day and shall for each such day be a rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for each such day (or if any such day is not a Business Day, for the next immediately preceding Business Day) by the Federal Reserve Bank of New York, or if the weighted average of such rates is not so published for any such day which is a Business Day, the average of the quotations for any such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent.

     Fee Letter means the letter agreement, dated the date hereof, between the Borrower and PNC, as the same may be amended, supplemented or otherwise modified from time to time.

     Fixed Charge Coverage Ratio shall mean the ratio of (a) the Borrower's EBITDA for the immediately preceding four (4) calendar quarters less the Unit Capital Expenditures for such period, to (b) all amounts payable and paid on the Borrower's Indebtedness (not including irregular final "balloon" payments of principal due at the stated maturity) plus all of the Borrower's Interest
Expense plus all amounts payable and paid on Borrower's preferred stock and preferred units, in each case for the period used to calculate EBITDA.

     Foreign Lender shall mean any Lender that is organized under the laws of a jurisdiction other than that in which Borrower is organized. For the purposes of this definition, the United States of America, each state thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

     Fronting Fee shall have the meaning ascribed thereto in Section 2.6(b).

     Funding Loss shall mean, with respect to (a) Borrower's payment or prepayment of principal of a Eurodollar Rate Borrowing on a day other than the last day of the applicable Interest Period; (b) Borrower's failure to borrow a Eurodollar Rate Borrowing on the date specified by Borrower; (c) Borrower's failure to make any prepayment of the Loans (other than Base Rate Borrowings) on the date specified by Borrower; or (d) any cessation of a Eurodollar Rate to apply to the Loans or any part thereof pursuant to Section 3.5, in each case whether voluntary or involuntary, any direct loss, expense, penalty, premium or liability incurred by any Lender (including but not limited to any loss or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by a Lender to fund or maintain a Loan).

     Funds Available for Distribution shall mean Funds From Operations, less adjustments for straight line rents and Capital Expenditures.

     Funds From Operations shall mean net income of the Borrower determined in accordance with Generally Accepted Accounting Principles, plus depreciation and amortization; provided, that there shall not be included in such calculation any gain or loss from debt restructuring and sales of Property. Funds From Operations will be calculated, on an annualized basis, for the four (4) calendar quarters immediately preceding the date of the calculation. Funds From
Operations shall be calculated on a consolidated basis in accordance with Generally Accepted Accounting Principles, and including (without duplication) the Equity Percentage of Funds From Operations for the Borrower's Unconsolidated Affiliates.

     Generally Accepted Accounting Principles shall mean, as to a particular Person, such accounting practice as, in the opinion of the independent accountants of recognized national standing regularly retained by such Person and acceptable to the Agent, conforms at the time to generally accepted accounting principles, consistently applied. Generally Accepted Accounting Principles means those principles and practices (a) which are recognized as such by the Financial Accounting Standards Board, (b) which are applied for all periods after the date hereof in a manner consistent with the manner in which such principles and practices were applied to the most recent audited financial statements of the relevant Person furnished to the Lenders or where a change therein has been concurred in by such Person's independent auditors, and (c) which are consistently applied for all periods after the date hereof so as to reflect properly the financial condition, and results of operations and changes in financial position, of such Person.

     Governmental Authority shall mean any foreign governmental authority, the United States of America, any State of the United States and any political subdivision of any of the foregoing, and any agency, department, commission, board, bureau, court or other tribunal having jurisdiction over the Agent, any Lender or any Obligor or their respective Property.

     Guarantors (whether one or more) shall mean EastGroup Properties Holdings, Inc., EastGroup Properties General Partners, Inc., EastGroup Tennessee Properties, L.P., Nash IND Corporation, Sample 1-95 Associates, and EastGroup TRS, Inc., and any other party which shall hereafter execute a Guaranty pursuant to the provisions of this Agreement.

     Guaranties (whether one or more) shall mean the Guaranties executed by the Guarantors and delivered to the Agent in accordance with this Agreement.

     Historical Value shall mean the purchase price of Property (including improvements) and ordinary related purchase transaction costs, plus the cost of subsequent capital improvements made by the Borrower, less any provision for losses, all determined in accordance with Generally Accepted Accounting Principles. If the Property is purchased as a part of a group of properties, the Historical Value shall be calculated based upon a reasonable allocation of the aggregate purchase price by the Borrower for all purposes, and consistent with Generally Accepted Accounting Principles.

     Indebtedness shall mean and include, without duplication (1) all obligations for borrowed money, letter of credit reimbursement obligations, preferred stock redeemable at the option of the stockholder, (2) all obligations evidenced by bonds, debentures, notes or other similar agreements, (3) all obligations to pay the deferred purchase price of Property or services, except trade accounts payable arising in the ordinary course of business (unless included in (6) below), (4) all guaranties, endorsements, and other contingent obligations in respect of, or any obligations to purchase or otherwise acquire, Total Liabilities of others (but not including contracts to purchase real property and assume related liabilities which are not yet consummated if the buyer has the ability to terminate the contract at its option), (5) all Total Liabilities secured by any Lien existing on any interest of the Person with respect to which Indebtedness is being determined in Property owned subject to such Lien whether or not the Total Liabilities secured thereby shall have been assumed, (6) accounts payable, dividends of any kind or character or other proceeds payable with respect to any stock and accrued expenses, and (7) all obligations at any time incurred or arising pursuant to any interest rate cap, swap, or floor agreements, exchange transaction, forward rate agreement, or other exchange, rate protection or hedging agreements or arrangements (calculated on a basis satisfactory to the Agent and in accordance with accepted practices). Indebtedness shall be calculated on a consolidated basis in accordance with Generally Accepted Accounting Principles, and including (without duplication) the Equity Percentage of Indebtedness for the Borrower's Unconsolidated Affiliates.

     Indemnified Parties shall have the meaning ascribed thereto in Section 5.11(b).

     Indemnified Taxes shall mean Taxes other than Excluded Taxes.

     Industrial Buildings shall mean the Property used as industrial, service center and/or warehouse purposes of no more than one story, with no more than fifteen percent (15%) of the net rentable area used for mezzanine office space.

     Interest Coverage Ratio shall mean the ratio of (a) the Borrower's EBITDA for the immediately preceding four (4) calendar quarters, to (b) all of the Borrower's Interest Expense for the period used to calculate EBITDA.

     Interest Expense shall mean all of a Person's paid, accrued or capitalized interest expense on such Person's Indebtedness (whether direct, indirect or contingent, and including, without limitation, interest on all convertible debt), and including (without duplication) the Equity Percentage of Interest Expense for the Borrower's Unconsolidated Affiliates.

     Interest Options shall mean the Base Rate and the Eurodollar Rate, and "Interest Option" means either of them.

     Interest Payment Dates shall mean (a) the first (1st) day of each calendar month and the Maturity Date, for Base Rate Borrowings and (b) the last day of each Interest Period and, if the Interest Period is longer than three (3) months, at the end of each three (3) months, and the Maturity Date, for Eurodollar Rate Borrowings. To the extent that any retroactive increase in the Applicable Margin shall occur, the Interest Payment Date for the additional amounts due shall be the next Interest Payment Date following notice from the Agent to the Borrower with a calculation of such additional amount. To the extent that any retroactive decrease in the Applicable Margin shall occur, the Borrower shall receive a credit for the amount of the reduced interest on the next Interest Payment Date following notice from the Agent to the Borrower with a calculation of such credit.

     Interest Period shall mean, for each Eurodollar Rate Borrowing, a period commencing on the date such Eurodollar Rate Borrowing was made and ending on the numerically corresponding day which is, subject to availability, one (1), two
(2), three (3) or six (6) months thereafter; provided, (v) any Interest Period which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day, unless such Eurodollar Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Eurodollar Business Day; (w) any Interest Period which begins on the last Eurodollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Eurodollar Business Day of the appropriate calendar month; (x) no Interest Period shall ever extend beyond the Maturity Date; and (y) Interest Periods shall be selected by Borrower in such a manner that the Interest Period with respect to any portion of the Loans which shall become due shall not extend beyond such due date.

     Issuing Bank shall mean PNC Bank, National Association, in its capacity as the issuer of Letters of Credit hereunder, and its successors in such capacity as provided in Section 2.8(i). The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

     LC Disbursement shall mean a payment made by the Issuing Bank pursuant to a Letter of Credit.

     LC Exposure shall mean, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Borrower at such time. The LC Exposure of any Lender at any time shall be its Percentage of the total LC Exposure at such time.

     Legal Requirement shall mean any law, statute, ordinance, decree, requirement, order, judgment, rule, regulation (or interpretation of any of the foregoing) of, and the terms of any license or permit issued by, any Governmental Authority.

     Lender Commitment means, for any Lender, the amount set forth opposite such Lender's name on its signature page of this Agreement, or as may hereafter become a signatory hereto.

     Lender  Reply  Period  shall have the meaning  ascribed  thereto in Section
8.10.

     Letter of Credit shall mean any letter of credit issued pursuant to this Agreement.

     Letter of Credit Collateral Account shall have the meaning ascribed thereto in Section 7.2.

     Letter of Credit  Collateral  shall have the  meaning  ascribed  thereto in
Section 7.2.

     Letter of Credit Fee shall have the meaning ascribed thereto in Section 2.6(b).

     Lien shall mean any mortgage, pledge, charge, encumbrance, security interest, collateral assignment or other lien or restriction of any kind, whether based on common law, constitutional provision, statute or contract, and shall include reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other title exceptions.

     Limiting Agreements shall mean (a) any agreement, instrument or transaction, including, without limitation, an Obligor's Organizational Documents, which has or may have the effect of prohibiting or limiting any Obligor's ability to pledge assets in the Pool to Agent as security for the Loans, or (b) any provision of an Obligor's Organizational Documents which have or may have the effect of prohibiting or limiting any Obligor's ability to sell, transfer or convey the assets in the Pool.

     Loans shall mean the Loans described in Sections 2.1, 2.2 and 2.8 hereof. Loan shall mean any such Loan.

     Majority Lenders shall mean the Lenders with an aggregate amount of at least sixty-six and 67/100 percent (66.67%) of the amount of the Total Commitment then outstanding, provided that, (i) after the Total Commitment has expired or been terminated, Majority Lenders shall mean Lenders with an aggregate amount in excess of sixty-six and 67/100 percent (66.67%) of the unpaid balance of the Revolving Credit Exposures, which shall include, if applicable, any participations in any Swing Loans, (ii) if there are fewer than three (3) Lenders whether before or after the expiration or termination of the Total Commitment, Majority Lenders shall mean all of the Lenders, and (iii) the Lender Commitment of any Defaulting Lender shall be disregarded for the purpose of determining whether or not the Majority Lenders exist for the purposes of this definition.

     Material Adverse Change shall mean a change which could reasonably be expected to have a Material Adverse Effect.

     Material Adverse Effect means a material adverse effect on (a) the financial condition, or results of operations of Borrower and its Subsidiaries taken as a whole, (b) the ability of an Obligor to perform its material obligations under the Credit Documents to which it is a party taken as a whole,
(c) the validity or enforceability of such Credit Documents taken as a whole, or
(d) the material rights and remedies of Lenders and Agent under the Credit Documents taken as a whole.

     Maturity Date shall mean three (3) years after the date of this Agreement, as the same may hereafter be accelerated pursuant to the provisions of any of the Credit Documents, or as the same may be extended pursuant to Section 2.9 hereof.

     Maximum Commitment shall have the meaning ascribed thereto in Section 2.7.

     Moody's Rating shall mean the senior unsecured debt rating from time to time received by the Operating Partnership from Moody's Investors Service, Inc.

     Net Operating Income shall mean, for any income producing operating Property, the difference between (a) any cash rentals, proceeds and other income received from such Property (but excluding security or other deposits, late fees, early lease termination or other penalties, or other income of a non-recurring nature) during the determination period, less (b) an amount equal to all costs and expenses (excluding interest expense and any expenditures that are capitalized in accordance with Generally Accepted Accounting Principles) incurred as a result of, or in connection with, or properly allocated to, the operation or leasing of such Property during the determination period; provided, however, that the amount for the expenses for the management of a Property included in clause (b) above shall be the greater of the general and administrative expenses that would be covered by a management fee, or three percent (3%) of the amount provided in clause (a) above. Net Operating Income shall be calculated on a consolidated basis in accordance with Generally Accepted Accounting Principles, and including (without duplication) the Equity Percentage of Net Operating Income for the Borrower's Unconsolidated Affiliates.

     Net Worth shall mean Tangible Net Worth, plus intangibles deducted in determining Tangible Net Worth. Net Worth shall be calculated on a consolidated basis in accordance with Generally Accepted Accounting Principles.

     Non-recourse Debt shall mean any Indebtedness the payment of which the Borrower or any of its Subsidiaries is not obligated to make other than to the extent of any security therefor.

     Notes shall mean the promissory notes of the Borrower  described in Section
2.1 hereof, including the Swing Loan Note, any and all renewals, extensions, modifications, rearrangements and replacements thereof and any and all substitutions therefor, and Note shall mean any one of them.

     Obligations shall mean, as at any date of determination thereof, the sum of
(a) the aggregate Revolving Credit Exposures plus (b) all outstanding Swing Loans plus (c) all other liabilities, obligations and Indebtedness of any Parties under any Credit Document.

     Obligors shall mean any Person now or hereafter primarily or secondarily obligated to pay all or any part of the Obligations, including Borrower and Guarantors.

     Occupancy Level shall mean the occupancy level of a Property that is leased to bona fide tenants not Affiliates of any Obligor or the subject property manager (or any of their respective Affiliates) paying the stated rent under written leases, based on the occupancy level at the time of determination.

     Officer's Certificate shall mean a certificate in the form attached hereto as Exhibit A.

     Operating Partnership shall mean EastGroup Properties, L.P., a Delaware limited partnership.

     Opinion Letters shall mean the opinion letters of independent counsel for the Obligors, each in Proper Form.

     Organizational Documents shall mean, with respect to a corporation, the certificate of incorporation, articles of incorporation and bylaws of such corporation; with respect to a partnership, the partnership agreement establishing such partnership; with respect to a joint venture, the joint venture agreement establishing such joint venture, and with respect to a trust, the instrument establishing such trust; in each case including any and all modifications thereof as of the date of the Credit Document referring to such Organizational Document and any and all future modifications thereof which are consented to by the Lenders.

     Other Taxes shall mean any and all present or future stamp or documentation taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

     Partial  Subsidiary Real Estate shall have the meaning  ascribed thereto in
Section 5.15(c)(i).

     Parties shall mean all Persons other than the Agent, or any Lender executing any Credit Document.

     Past Due Rate shall mean, on any day, a rate per annum, equal to the Ceiling Rate for that day, or only if applicable law imposes no maximum nonusurious rate of interest for that day, then the Past Due Rate for that day shall be a rate per annum equal to the Base Rate plus an additional four percent (4%) per annum, but in any event not to exceed the Ceiling Rate.

     Percentage shall mean the amount, expressed as a percentage, of each Lender Commitment as compared to the Total Commitment, set forth opposite the Lender's name on its signature page of this Agreement, or as may hereafter become signatory hereto.

     Permitted Encumbrances shall mean (a) encumbrances consisting of zoning restrictions, easements, or other restrictions on the use of real property, provided that such items do not materially impair the use of such property for the purposes intended and none of which is violated in any material respect by existing or proposed structures or land use; (b) the following: (i) Liens for taxes not yet due and payable, or being diligently contested in good faith; or
(ii) materialmen's, mechanic's, warehousemen's and other like Liens arising in the ordinary course of business, securing payment of Total Liabilities whose payment is not yet due, or that are being contested in good faith by appropriate proceedings diligently conducted, and for or against which the Property owner has established adequate reserves in accordance with Generally Accepted Accounting Principles; (c) Liens for taxes, assessments and governmental charges or assessments that are being contested in good faith by appropriate proceedings diligently conducted, and for or against which the Property owner has established adequate reserves in accordance with Generally Accepted Accounting Principles; (d) Liens on real property which are insured around or against by title insurance; (e) Liens securing assessments or charges payable to a property owner association or similar entity which assessments are not yet due and payable or are being diligently contested in good faith; and (f) Liens securing this Agreement and Indebtedness hereunder, if any.

     Person shall mean any individual, corporation, trust, unincorporated organization, Governmental Authority or any other form of entity.

     Pool shall have the meaning ascribed thereto in Section 5.15(a).

     Prime Rate shall mean, as of a particular date, the prime rate of interest per annum most recently determined by the Agent, automatically fluctuating upward or downward with and at the time specified in each such determination without notice to Borrower or any other Person; each change in the Prime Rate shall be effective on the date such change is determined; which Prime Rate may not necessarily represent the Agent's lowest or best rate actually charged to a customer.

     Proper Form shall mean in form and substance reasonably satisfactory to the Agent and the Majority Lenders.

     Property shall mean any interest in any kind of property or asset, whether real, leasehold, personal or mixed, tangible or intangible.

     Quarterly Unaudited Financial Statements shall mean the quarterly financial statements of a Person, including all notes thereto, which statements shall include a balance sheet as of the end of such quarter and an income statement for such fiscal quarter, and for the fiscal year to date, a statement of cash flows for such quarter and for the fiscal year to date, subject to normal year-end adjustments, all setting forth in comparative form the corresponding figures for the corresponding fiscal period of the preceding year (or, in the case of the balance sheet, the end of the preceding fiscal year), prepared in accordance with Generally Accepted Accounting Principles except that the Quarterly Unaudited Financial Statements may contain condensed footnotes as permitted by regulations of the United States Securities and Exchange Commission, and containing a detailed listing of the Borrower's Property and the Historical Value thereof, and certified as true and correct by a managing director, senior vice president, or vice president of Borrower. The Quarterly Unaudited Financial Statements shall be prepared on a consolidated basis in accordance with Generally Accepted Accounting Principles.

     Rate Designation Date shall mean 12:00 noon, Pittsburgh, Pennsylvania time, on the date three (3) Eurodollar Business Days preceding the first day of any proposed Interest Period.

     Recourse   Amount  shall  mean  the  amount  of  the   Indebtedness  of  an
Unconsolidated Affiliate which is recourse to the Borrower or another Subsidiary of Borrower.

     Regulation D shall mean Regulation D of the Board of Governors of the Federal Reserve System from time to time in effect and shall include any successor or other regulation relating to reserve requirements applicable to member lenders of the Federal Reserve System.

     Regulations shall have the meaning ascribed thereto in Section 3.9(e).

     Rejecting Lender shall have the meaning ascribed thereto in Section 2.9(a).

     Request for Loan shall mean a written request substantially in the form of Exhibit B.

     Restricted Payment shall have the meaning ascribed thereto in Section 6.8.

     Revolving Credit Exposure shall mean, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender's Loans (excluding any Swing Loans) and its LC Exposure at such time.

     S&P Rating shall mean the senior unsecured debt rating from time to time received by the Operating Partnership from Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, Inc.

     Secured Debt shall mean the Indebtedness of the Borrower secured by a Lien, and any Indebtedness of any of the Borrower's Subsidiaries owed to a Person not an Affiliate of the Borrower or such Subsidiary.

     Secured Debt to Total Asset Value Ratio shall mean the ratio (expressed as a percentage) of Secured Debt to Total Asset Value.

     Stabilization Date shall mean the earlier to occur of (a) the date the Occupancy Level reaches eighty percent (80%) for the first time, or (b) one (1) year after the construction of the building improvements, other than tenant improvements, is substantially complete.

     Stated Rate shall, on any day, mean whichever of the Base Rate or the Eurodollar Rate has been designated and provided pursuant to this Agreement; provided that, if on any day such rate shall exceed the Ceiling Rate for that day, the Stated Rate shall be fixed at the Ceiling Rate on that day and on each day thereafter until the total amount of interest accrued at the Stated Rate on the unpaid principal balance of the Notes equals the total amount of interest which would have accrued if there had been no Ceiling Rate. If the Notes mature (or are prepaid) before such equality is achieved, then, in addition to the unpaid principal and accrued interest then owing pursuant to the other provisions of the Credit Documents, Borrower promises to pay on demand to the order of the holders of the Notes interest in an amount equal to the excess (if any) of (a) the lesser of (i) the total interest which would have accrued on the Notes if the Stated Rate had been defined as equal to the Ceiling Rate from time to time in effect and (ii) the total interest which would have accrued on the Notes if the Stated Rate were not so prohibited from exceeding the Ceiling Rate, over (b) the total interest actually accrued on the Notes to such maturity (or prepayment) date.

     Subsidiary shall mean, as to a particular parent entity, any entity of which more than fifty percent (50%) of the indicia of voting equity or ownership rights (whether outstanding capital stock or otherwise) is at the time directly or indirectly owned by, such parent entity, or by one or more of its other Subsidiaries.

     Swing Loan shall mean a Loan made pursuant to Section 2.1(c) hereof.

     Swing Loan Note shall mean that certain promissory note of even date herewith in the original principal amount of $20,000,000.00 executed by the Borrower payable to the order of PNC.

     Tangible Net Worth shall mean total assets based on book value, and including the book value of equity investments in each Unconsolidated Affiliate multiplied by the Equity Percentage for that Unconsolidated Affiliate, less (1) all intangibles and (2) all liabilities (including contingent and indirect liabilities), all determined in accordance with Generally Accepted Accounting Principles. The term "intangibles" shall include, without limitation, (i)
deferred charges, (ii) the amount of any write-up in the book value of any assets contained in any balance sheet resulting from revaluation thereof or any write-up in excess of the cost of such assets acquired, and (iii) the aggregate of all amounts appearing on the assets side of any such balance sheet for franchises, licenses, permits, patents, patent applications, copyrights, trademarks, trade names, goodwill, treasury stock, experimental or organizational expenses and other like intangibles. The term "liabilities" shall include, without limitation, (i) Total Liabilities secured by Liens on Property of the Person with respect to which Tangible Net Worth is being computed whether or not such Person is liable for the payment thereof, (ii) deferred liabilities, and (iii) obligations under leases which have been capitalized. Tangible Net Worth shall be calculated on a consolidated basis in accordance with Generally Accepted Accounting Principles.

     Taxes shall mean any tax, levy, impost, duty, charge or fee imposed by any Governmental Authority.

     Total Asset Value shall mean the sum of (without duplication) (a) the aggregate Value of all of Borrower's operating real estate assets, plus (b) the amount of any cash and cash equivalents, excluding tenant security and other restricted deposits of the Borrower, plus (c) investments in Unconsolidated
Affiliates that are engaged primarily in the business of investment in and operation of Industrial Buildings, valued at an amount equal to the Value of each Unconsolidated Affiliate's operating real estate assets multiplied by the Equity Percentage for that Unconsolidated Affiliate (subject to the maximum investment limitation contained in Section 6.6(f)), plus (d) investments in readily marketable securities of another Person, not an Affiliate of any Obligor, traded on a national trading exchange, that is a real estate investment trust under Section 856(c)(1) of the Code, or that is a real estate operating company (subject to the maximum investment limitation contained in Section 6.6(i)), plus (e) investments in real estate assets that are being constructed or developed to be Industrial Buildings, but are not yet in operation (so long as the total actual and budgeted cost of construction or development in the aggregate, used in this Value calculation does not exceed ten percent (10%) of the Total Asset Value after giving effect to such investments), plus (f) investments in loans, advances, and extensions of credit to Persons (who are not Affiliates of any Obligor) secured by valid and enforceable first priority liens on real estate (subject to the maximum investment limitations contained in Section 6.6(g)) that are paid current and under which no default has occurred. Except as otherwise provided herein, Total Asset Value shall be calculated on a consolidated basis in accordance with Generally Accepted Accounting Principles.

     Total Commitment shall mean the aggregate commitment of all of the Lenders to lend funds under this Agreement, which shall initially be the sum of One Hundred Seventy-Five Million Dollars ($175,000,000), being the sum of the Lender Commitments.

     Total Liabilities shall mean and include,  without duplication,  the sum of
(a) Indebtedness and (b) all other items which in accordance with Generally Accepted Accounting Principles would be included on the liability side of a balance sheet on the date as of which Total Liabilities is to be determined (excluding capital stock, surplus, surplus reserves and deferred credits), and including (without duplication) the Equity Percentage of Total Liabilities of the Borrower's Unconsolidated Affiliates.

     Total Liabilities to Total Asset Value Ratio shall mean the ratio (expressed as a percentage) of Total Liabilities to Total Asset Value, with Total Asset Value based on the immediately preceding calendar quarter.

     Unconsolidated Affiliate shall mean, in respect of any Person, any other Person (other than a Person whose stock is traded on a national trading exchange) in whom such Person holds a voting equity or ownership interest and whose financial results would not be consolidated under Generally Accepted Accounting Principles with the financial results of such Person on the consolidated financial statements of such Person.

     Unencumbered Interest Coverage Ratio shall mean the ratio of (a) the Net Operating Income for Property for the immediately preceding four (4) calendar quarters, that is not subject to any Lien as of the last day of the preceding calendar quarter to (b) the Unsecured Interest Expense for the period used to calculate Net Operating Income. With regard to any such Property that has not been owned by Borrower for the immediately preceding four (4) calendar quarters, the Net Operating Income from such Property shall be annualized based upon the period of Borrower's ownership.

     Unhedged Variable Rate Debt to Total Asset Value Ratio shall mean the ratio (expressed as a percentage) of (a) Indebtedness of the Borrower with the non-default interest rate at other than a fixed rate of interest for the term of the Indebtedness, that is not subject to an interest rate protection agreement in form and substance satisfactory to the Agent, to (b) Total Asset Value.

     Unsecured Debt shall mean all Indebtedness other than Secured Debt.

     Unsecured Interest Expense shall mean the Borrower's Interest Expense on all of the Borrower's Unsecured Debt.

     Unit Capital Expenditure shall mean, on an annual basis, an amount equal to
(a) for use in the Fixed Charged Coverage Ratio, the sum of (i) the daily average aggregate number of gross square feet contained in each completed, operating office building owned by Borrower or its Subsidiary during the immediately preceding four (4) calendar quarters, multiplied by $1.00, plus (ii) the daily average aggregate number of gross square feet contained in each completed, operating Industrial Building owned by Borrower or its Subsidiary during the immediately preceding four (4) calendar quarters, multiplied by $0.25; and (b) for use in defining Value, the sum of (i) the aggregate number of gross square feet contained in each completed, operating office building owned by Borrower or its Subsidiary as of the last day of the immediately preceding calendar quarter, multiplied by $1.00, plus (ii) the aggregate number of gross square feet contained in each completed, operating Industrial Building owned by Borrower or its Subsidiary as of the last day of the immediately preceding calendar quarter, multiplied by $0.25.

     Value shall mean the sum of (a) for Property that has reached the Stabilization Date and that Borrower or its Subsidiary has owned for the full preceding six (6) calendar months, the result of dividing (i) the aggregate Net Operating Income of the subject Property based on the immediately preceding six
(6) calendar months and multiplied by two (2), less the aggregate Unit Capital Expenditure for such Property, by (ii) nine and one-fourth percent (9.25%); plus
(b) for Property that has been constructed but that has not reached the Stabilization Date or that has not been owned by Borrower or its Subsidiary for the full preceding six (6) calendar months, the aggregate Historical Value of the subject Property.

     Withholding Certificate shall have the meaning ascribed thereto in Section 3.9(e).

     The following terms shall have the respective meanings ascribed to them in the Uniform Commercial Code as enacted and in force in the Commonwealth of Pennsylvania on the date hereof:

     accessions,   continuation   statement,   fixtures,   general  intangibles,
     proceeds, security interest and security agreement.

2. The Loans.

     2.1 Advances. (a) Subject to the terms and conditions of this Agreement, each Lender severally agrees to make Loans (other than Swing Loans) prior to the Maturity Date to the Borrower not to exceed an amount at any one time outstanding equal to such Lender's Lender Commitment, provided that at no time shall any Lender's Revolving Credit Exposure exceed its Lender Commitment. At no time shall the sum of the aggregate Revolving Credit Exposures plus any outstanding Swing Loans exceed the Total Commitment. Each such request for a Loan by Borrower shall be deemed a request for a Loan from each Lender equal to such Lender's Percentage of the aggregate amount so requested, and such aggregate amount shall be in an amount at least equal to $1,000,000.00 and equal to a multiple of $250,000.00, or the difference between the Total Commitment and the sum of the outstanding Swing Loans plus the aggregate Revolving Credit Exposures, whichever is less. Each repayment of the Loans shall be deemed a repayment of each Lender's Loan equal to such Lender's Percentage of the amount so repaid. The obligations of the Lenders hereunder are several and not joint, and the preceding two sentences will give rise to certain inappropriate results if special provisions are not made to accommodate the failure of a Lender to fund a Loan as and when required by this Agreement; therefore, notwithstanding anything herein to the contrary, (A) no Lender shall be required to make Loans at any one time outstanding in excess of such Lender's Percentage of the Total Commitment and (B) if a Lender fails to make a Loan as and when required hereunder (each such Lender, until such failure shall be corrected, shall be called a "Defaulting Lender") and Borrower subsequently makes a repayment on the Loans, such repayment shall be divided among the non-defaulting Lenders ratably in accordance with their respective Percentages until each Lender has its Percentage of all of the outstanding Loans, and the balance of such repayment shall be divided among all of the Lenders in accordance with their respective Percentages. The Loans (other than the Swing Loans) shall be evidenced by the Notes substantially in the form of Exhibit C attached hereto.

     (b) The Borrower shall give the Agent notice of each borrowing to be made hereunder as provided in Section 3.1 hereof, and the Agent shall deliver same to each Lender promptly thereafter. Not later than 12:00 noon, Pittsburgh, Pennsylvania time, on the date specified for each such borrowing hereunder of a Loan other than a Swing Loan, each Lender shall make available the amount of the Loan, if any, to be made by it on such date to the Agent at the Agent's principal office in Pittsburgh, Pennsylvania, in immediately available funds, for the account of the Borrower. Such amounts received by the Agent will be held in Agent's general ledger account. The amounts so received by the Agent shall, subject to the terms and conditions of this Agreement, be made available to the Borrower by wiring or otherwise transferring, in immediately available funds not later than 2:00 P.M., Pittsburgh, Pennsylvania time, such amount to an account designated by the Borrower and maintained with PNC in Pittsburgh, Pennsylvania or any other account or accounts which the Borrower may from time to time designate to the Agent by a written notice as the account or accounts to which borrowings hereunder are to be wired or otherwise transferred. PNC shall make available the amount of each Swing Loan by depositing the same in immediately available funds in the foregoing account by 3:00 p.m., Pittsburgh, Pennsylvania time, on the date of the borrowing.

     (c) Subject to the terms and conditions hereof, if necessary to meet the Borrower's funding deadlines, PNC agrees to make Swing Loans to the Borrower at any time on or prior to the Maturity Date, not to exceed an amount at any one time outstanding equal to the lesser of (i) $20,000,000.00, or (ii) the difference between the Total Commitment and the aggregate Revolving Credit
Exposures. Swing Loans shall constitute "Loans" for all purposes hereunder. Notwithstanding the foregoing, the aggregate amount of all Loans (including, without limitation, all Swing Loans) shall not at any time exceed the difference between the Total Commitment and the LC Exposure. Each request for a Swing Loan shall be in an amount at least equal to $1,000,000.00 and equal to a multiple of $100,000.00. If necessary to meet the Borrower's funding deadlines, the Agent may treat any Request for Loan as a request for a Swing Loan from PNC and PNC may fund it as a Swing Loan. Within two (2) Business Days after each Swing Loan is funded, PNC shall request that each Lender, and each Lender shall, on the third Business Day after such request is made, purchase a portion of any one or more Swing Loans in an amount equal to that Lender's Percentage of such Swing Loans by funding under such Lender's Note, such purchase to be made in accordance with the terms of Section 2.1(b) just as if the Lender were funding directly to the Borrower under its Note (such that all Lenders other than PNC shall fund only under their respective Note and not under the Swing Loan Note). Unless the Agent knew when PNC funded a Swing Loan that the Borrower had not satisfied the conditions in this Agreement to obtain a Loan, each Lender's obligation to purchase an interest in the Swing Loans shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Lender or any other Person may have against PNC or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default or Event of Default or the termination of any Lender Commitment; (iii) any adverse change in the condition (financial or otherwise) of the Borrower or any of its Subsidiaries; (iv) any breach of this Agreement or any other Credit Documents by the Borrower, any of its Subsidiaries, the Agent or any other Lender; or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing. Any portion of a Swing Loan not so purchased and converted may be treated by PNC as a Loan which was not funded by the non-purchasing Lenders as contemplated in Section 2.1(a), and as a funding by PNC under the Total Commitment in excess of PNC's Percentage. Each Swing Loan, once so sold, shall cease to be a Swing Loan for the purposes of this Agreement, but shall be a Loan made under the Total Commitment and each Lender's Lender Commitment. If for any reason any Lender fails or is otherwise unable to make payment to the Agent of any amount due under this Section 2.1(c), such Lender shall be deemed, at the option of the Agent, to have unconditionally and irrevocably purchased from PNC, without recourse or warranty, an undivided interest and participation in the applicable Swing Loan in the amount of such payment not made by such Lender and such interest and participation may be recovered from such Lender together with interest thereon at the Federal Funds Effective Rate for each day during the period commencing on the date of demand and ending on the date such amount is received. The Swing Loans shall be evidenced by the Swing Loan Note substantially in the form of Exhibit C-1 attached hereto.

     2.2 Payments. (a) Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Borrower hereunder, under the Notes and under the other Credit Documents shall be made in immediately available funds to the Agent, for the account of the Lenders, at its principal office in Pittsburgh, Pennsylvania (or in the case of a successor Agent, at the principal office of such successor Agent in the United States), not later than 12:00 noon Pittsburgh, Pennsylvania time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day) which date, if not earlier, shall be the Maturity Date.

     (b) The Borrower may, at the time of making each payment hereunder, under any Note or under any other Credit Document, specify to the Agent the Loans or other amounts payable by the Borrower hereunder or thereunder to which such payment is to be applied, which must be pro rata on the basis of each Lender's Percentage (and in the event that it fails so to specify, such payment shall be applied to the Loans (first to Swing Loans) or, if no Loans are outstanding, to other amounts then due and payable, provided that if no Loans or other amounts are then due and payable, the Agent may apply such payment to the Obligations in such order as it may elect in its sole discretion, but subject to the other terms and conditions of this Agreement, including without limitation Section 2.3 hereof). If any Event of Default shall have occurred and be continuing, all payments received under the Credit Documents by the Agent shall be applied in accordance with Section 7.3. Each payment received by the Agent hereunder, under any Note or under any other Credit Document for the account of a Lender shall be paid promptly to such Lender, in immediately available funds. If the Agent receives a payment for the account of a Lender prior to 12:00 noon Pittsburgh, Pennsylvania time, such payment must be delivered to the Lender on that same day and if it is not so delivered due to the fault of the Agent, the Agent shall pay to the Lender entitled to the payment interest at the Federal Funds Effective Rate on the amount of the payment from the date the Agent receives the payment to the date the Lender received the payment. The Agent may apply payments received from the Borrower to pay any unpaid principal and interest on the Swing Loans before making payment to each Lender of the amounts due under the Notes other than the Swing Loan Note. Loans may be prepaid only if the accompanying Funding Loss, if any, is also paid.

     (c) If the due date of any payment hereunder or under any Note falls on a day which is not a Business Day or a Eurodollar Business Day, as the case may be, the due date for such payments shall be extended to the next succeeding Business Day or Eurodollar Business Day, respectively, and interest shall be payable for any principal so extended for the period of such extension;
provided, however, that with respect to Eurodollar Rate Borrowings if such extension would cause the Eurodollar Business Day of payment to fall in another calendar month, the payment shall be due on the Eurodollar Business Day next preceding the due date of the payment.

     (d) The Borrower shall give the Agent written notice by at least 11 A.M., Pittsburgh, Pennsylvania time on the prior Business Day of the Borrower's intent to make any payment of principal or interest under the Credit Documents not scheduled to be paid under the Credit Documents. Any such notification of payment shall be irrevocable after it is made by the Borrower. Upon receipt by the Agent of such notification of payment, it shall deliver same to the other Lenders.

     2.3 Pro Rata Treatment. Except to the extent otherwise provided herein: (a) each borrowing from the Lenders under Section 2.1(a) hereof shall be made ratably from the Lenders on the basis of their respective Percentages; (b) each payment of the Commitment Fee, the Letter of Credit Fee and the Extension Fee, shall be made for the account of the Lenders, and shall be applied, pro rata, according to the Lenders' respective Lender Commitments; and (c) each payment by the Borrower of principal or interest on the Loans other than the Swing Loans, of any other sums advanced by the Lenders pursuant to the Credit Documents, and of any other amount owed to the Lenders, other than the Fronting Fee and other standard administrative fees payable to the Issuing Bank pursuant to Section 2.6(b), other fees payable pursuant to Section 2.6(d) and (e), payments of Swing Loans, or any other sums designated by this Agreement as being owed to a particular Lender, shall be made to the Agent for the account of the Lenders pro rata in accordance with the respective unpaid principal amounts of the Loans (other than Swing Loans) held by the Lenders. Payments with respect to Swing Loans shall be for PNC's own account.

     2.4 Non-Receipt of Funds by the Agent. Unless the Agent shall have been notified by a Lender or the Borrower (the "Payor") prior to the date on which such Lender is to make payment to the Agent of the proceeds of a Loan (or purchase of a portion of a Swing Loan) to be made by it hereunder or the Borrower is to make a payment to the Agent for the account of one or more of the Lenders, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Agent, the recipient of such payment shall, on demand, pay to the Agent the amount made available by the Agent together with interest thereon in respect of the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to (a) the Past Due Rate for such period if the recipient returning a Required Payment is the Borrower, or (b) the Federal Funds Effective Rate for such period if the recipient returning a Required Payment is the Agent or a Lender.

     2.5 Sharing of Payments, Etc. The Borrower agrees that, in addition to (and without limitation of) any right of set-off, bankers' lien or counterclaim a Lender may otherwise have, each Lender shall be entitled, at its option, to offset balances held by it for the account of the Borrower at any of its offices, against any principal of or interest on any of such Lender's Loans to the Borrower hereunder, or other Obligations of the Borrower hereunder, which is not paid (regardless of whether such balances are then due to the Borrower), in which case it shall promptly notify the Borrower and the Agent thereof, provided that such Lender's failure to give such notice shall not affect the validity thereof. If a Lender shall obtain payment of any principal of or interest on any Loan made by it under this Agreement (other than Swing Loans made by PNC) or other Obligation then due to such Lender hereunder, through the exercise of any right of set-off, banker's lien, counterclaim or similar right, or otherwise, it shall promptly purchase from the other Lenders portions of the Loans made or other Obligations held (other than Swing Loans made by PNC) by the other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Obligations then due to each of them. To such end all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Borrower.

     2.6 Fees. (a) The Borrower shall pay to the Agent for the account of each Lender fees (the "Commitment Fee") equal to an amount payable as a commitment fee by the Borrower to the Agent for the account of each Lender equal to the portion of the daily unused amount of the Total Commitment (Swing Loans shall be deemed a utilization of the Total Commitment for the purposes of this Section 2.6(a)) multiplied by the rate per annum corresponding to (i) the Total Liabilities to Total Asset Value Ratio reflected in Table 1 on Schedule I attached hereto (as determined as of the last day of each of the Borrower's fiscal quarters) whenever and for so long as the Operating Partnership has not received an S&P Rating and a Moody's Rating; and (ii) the S&P Rating or Moody's Rating, whichever is lower, reflected in Table 2 on Schedule I attached hereto, as same is in effect from time to time, whenever and for so long as the Operating Partnership has received an S&P Rating and a Moody's Rating; such Commitment Fee to be payable in arrears on or before the tenth (10th) day of each April, July, October and January. The Commitment Fee shall not be refundable. Any portion of the Commitment Fee which is not paid by the Borrower when due shall bear interest at the Past Due Rate from the date due until the date paid by the Borrower. The Commitment Fee shall be calculated on the actual number of days elapsed in a year deemed to consist of 360 days. Any change in the Commitment Fee determined pursuant to (i) above shall be effective on the first day of the calendar quarter following the last calendar quarter covered by the applicable Officer's Certificate and any change in the Commitment Fee determined pursuant to (ii) above shall be effective on the date of the applicable rating change.

     (b) The Borrower agrees to pay (i) to the Agent for the account of each Lender a participation fee (the "Letter of Credit Fee") with respect to its participations in Letters of Credit, which shall accrue at the Applicable Margin provided for Eurodollar Rate Borrowings on the average daily amount of such Lender's LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the date of this Agreement to but excluding the later of the date on which such Lender's Lender Commitment terminates and the date on which such Lender ceases to have any LC Exposure, and (ii) to the Issuing Bank a fronting fee (the "Fronting Fee"), in the amount of 0.125% of the face amount of each Letter of Credit, as well as the Issuing Bank's standard administrative fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Letter of Credit Fees and Fronting Fees accrued through and including the last day of March, June, September and December of each year shall be payable on the third Business Day following such last day, commencing on the first such date to occur after the date of this Agreement; provided that all such fees shall be payable on the date on which the Total Commitment terminates and any such fees accruing after the date on which the Total Commitment terminates shall be payable on demand. Any other fees payable to the Issuing Bank pursuant to this paragraph shall be payable within ten (10) days after demand. All Letter of Credit Fees and Fronting Fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

     (c) If the Maturity Date is extended pursuant to Section 2.9 of this Agreement, an extension fee ("Extension Fee") shall be due and payable to the Agent as provided in Section 2.9(a) or (b), as applicable, for the ratable benefit of each Lender, other than a Rejecting Lender, equal to 0.200% of each Lender's Lender Commitment at that time.

     (d) The Borrower shall pay to the Agent for the account of the Lenders certain fees pursuant to the Fee Letter. The Agent shall pay to the Lenders shares of such fees in accordance with their separate agreements.

     (e) The Borrower shall also pay to the Agent, for the Agent's own account, an Agent's fee pursuant to the Fee Letter.

     2.7 Commitment Increase. So long as the Borrower is not then in Default, the Borrower may on one (1) occasion prior to the date two (2) years after the date of this Agreement, request that the Total Commitment be increased, so long as the Total Commitment does not exceed $200,000,000.00 (the "Maximum Commitment"). If the Borrower requests that the Total Commitment be increased, the Agent and the Borrower will cooperate with each other to obtain increased or additional commitments up to the Maximum Commitment, and to do so may obtain additional lenders subject to their mutual approval, such approval not to be unreasonably withheld or delayed, and without the necessity of approval from any of the Lenders, as long as such additional lenders constitute Eligible Institutions. The Borrower and each other Obligor shall execute an amendment to this Agreement, additional Notes and other documents as the Agent may reasonably require to evidence the increase of the Total Commitment, and the admission of additional Eligible Institutions as Lenders, if necessary.

     2.8 Letters of Credit. (a) Subject to the terms and conditions set forth herein, the Borrower may request the issuance of Letters of Credit for its own account (or for the account of any Subsidiary, and in such event the Borrower shall be obligated under this Agreement and under such Letter of Credit as if the Borrower were the named account party and such Letter of Credit shall create LC Exposure), in a form reasonably acceptable to the Agent and the Issuing Bank, at any time and from time to time prior to the Maturity Date (subject to Section 2.8(c)). In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Borrower to, or entered into by the Borrower with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control.

     (b) To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank and the Agent (reasonably, but in no event less than five (5) Business Days, in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, and specifying the date of issuance, amendment, renewal or extension (which shall be a Business Day), the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the Borrower also shall submit a letter of credit application on the Issuing Bank's standard form in connection with any request for a Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Borrower shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $15,000,000, (ii) the total Revolving Credit Exposures plus the sum of the outstanding Swing Loans shall not exceed the Total Commitment, and (iii) no more than fifteen (15) Letters of Credit shall be issued and outstanding at any one time. Upon request, copies of all Letters of Credit, and amendments, extensions and cancellations related thereto, must be delivered to the Agent and the other Lenders by the Issuing Bank.

     (c) Each Letter of Credit shall expire no later than the earlier of (i) the close of business on the date which is twelve (12) months following the date of issuance of such Letter of Credit or (ii) the close of business on the date that is thirty (30) days prior to the Maturity Date.

     (d) By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the Issuing Bank or the Lenders, the Issuing Bank hereby grants to each Lender, and each Lender hereby acquires from the Issuing Bank, a participation in such Letter of Credit equal to such Lender's Percentage of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Agent, for the account of the Issuing Bank, such Lender's Percentage of each LC Disbursement made by the Issuing Bank and not reimbursed by the Borrower on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Borrower for any reason. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit and to fund its Lender's Percentage of each LC Disbursement made by the Issuing Bank is absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, any amendment, renewal or extension of any Letter of Credit, the occurrence and continuance of a Default, the reduction or termination of the Total Commitment or the commencement of a proceeding under any applicable bankruptcy or insolvency law with respect to Borrower, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever.

     (e) If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Borrower shall reimburse such LC Disbursement by paying to the Agent an amount equal to such LC Disbursement not later than 12:00 noon, Pittsburgh, Pennsylvania time, on the Business Day that such LC Disbursement is made, if the Borrower shall have received notice of such LC Disbursement prior to 10:00 a.m., Pittsburgh, Pennsylvania time, on such date, or, if such notice has not been received by the Borrower prior to such time on such date, then not later than 12:00 noon, Pittsburgh, Pennsylvania time, on the Business Day immediately following the day that the Borrower receives such notice; provided that the Borrower may, subject to the conditions to borrowing set forth herein, request in accordance with Section 2.1 that such payment be financed with a Base Rate Borrowing in an equivalent amount and, to the extent so financed, the Borrower's obligation to make such payment shall be discharged and replaced by the resulting Base Rate Borrowing. If the Borrower fails to make such payment when due, the Agent shall notify each Lender of the applicable LC Disbursement, the payment then due from the Borrower in respect thereof and such Lender's Percentage thereof. Promptly following receipt of such notice, each Lender shall pay to the Agent its Percentage of the payment then due from the Borrower, in the same manner as provided in Section 2.2 with respect to Loans made by such Lender (and Section 2.2 shall apply, mutatis mutandis, to the payment obligations of the Lenders), and the Agent shall promptly pay to the Issuing Bank the amounts so received by it from the Lenders. Promptly following receipt by the Agent of any payment from the Borrower pursuant to this paragraph, the Agent shall distribute such payment to the Issuing Bank or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse the Issuing Bank, then to such Lenders and the Issuing Bank as their interests may appear. Any payment made by a Lender pursuant to this paragraph to reimburse the Issuing Bank for any LC Disbursement (other than the funding of Base Rate Borrowings as contemplated above) shall not constitute a Loan and shall not relieve the Borrower of its obligation to reimburse such LC Disbursement.

     (f) The Borrower's obligation to reimburse LC Disbursements as provided in paragraph (e) of this Section 2.8 shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under any and all circumstances whatsoever and irrespective of
(i) any lack of validity or enforceability of any Letter of Credit or this Agreement, or any term or provision therein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit, or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section 2.8, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's obligations hereunder. Neither the Agent, the Lenders nor the Issuing Bank, nor any of their Affiliates, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; provided that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Borrower to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Borrower to the extent permitted by applicable law) suffered by the Borrower that are caused by the Issuing Bank's failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuing Bank, the Issuing Bank shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

     (g) The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Agent and the Borrower by telephone (confirmed by telecopy) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Borrower of its obligation to reimburse the Issuing Bank and the Lenders with respect to any such LC Disbursement.

     (h) If the Issuing Bank shall make any LC Disbursement, then, unless the Borrower shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Borrower reimburses such LC Disbursement, at the rate per annum then applicable to Base Rate Borrowings; provided that, if the Borrower fails to reimburse such LC Disbursement when due pursuant to paragraph (e) of this Section, then the LC Disbursement shall bear interest, for each day from and including the date such LC Disbursement was due to, but excluding, the date that the Borrower reimburses such LC Disbursement at the Past Due Rate. Interest accrued pursuant to this paragraph shall be for the account of the Issuing Bank, except that interest accrued on and after the date of payment by any Lender pursuant to paragraph (e) of this Section 2.8 to reimburse the Issuing Bank shall be for the account of such Lender to the extent of such payment.

     (i) The Issuing Bank may be replaced at any time by written agreement among the Borrower, the Agent, the replaced Issuing Bank and the successor Issuing Bank. The Agent shall notify the Lenders of any such replacement of the Issuing Bank. At the time any such replacement shall become effective, the Borrower shall pay all unpaid Fronting Fees accrued for the account of the replaced Issuing Bank pursuant to Section 2.6. From and after the effective date of any such replacement, (i) the successor Issuing Bank shall have all the rights and obligations of the Issuing Bank under this Agreement with respect to Letters of Credit to be issued thereafter and (ii) references herein to the term "Issuing Bank" shall be deemed to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the replacement of an Issuing Bank hereunder, the replaced
Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit issued by it prior to such replacement, but shall not be required to issue additional Letters of Credit.

     (j) If any Event of Default shall occur and be continuing, on the Business Day that the Borrower receives notice from the Agent demanding the deposit of cash collateral pursuant to this paragraph, the Borrower shall deposit in an account with the Agent, in the name of the Agent and for the benefit of the Lenders, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Borrower described in Section 7.1(g) or (h). Such deposit shall be held by the Agent as collateral for the payment and performance of the obligations of the Borrower under this Agreement. The Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Agent and at the Borrower's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Agent to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time or, if the maturity of the Loans has been accelerated (but subject to the consent of Lenders with LC Exposure representing greater than 51% of the total LC Exposure), be applied to satisfy other obligations of the Borrower under this Agreement. If the Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Borrower within three (3) Business Days after all Events of Default have been cured or waived.

     2.9 Extension.  (a) Subject to the satisfaction of the conditions listed in
Section 2.9(c), the Borrower may request that the Agent and the Lenders extend the initial Maturity Date for an additional one (1) year period by executing and delivering to the Agent at least sixty (60) days but no more than one hundred twenty (120) days prior to the initial Maturity Date, a written request in the form of Exhibit E (an "Extension Request"), with the joinder in the Extension Request of each Guarantor. The Agent shall forward to each Lender a copy of the Extension Request delivered to the Agent promptly after receipt thereof. The Borrower understands that this Section has been included in this Agreement for the Borrower's convenience in requesting an extension of the Maturity Date and the Borrower acknowledges that none of the Lenders nor the Agent has promised (either expressly or impliedly), nor has any obligation or commitment whatsoever, to extend the Maturity Date. If all of the Lenders shall have notified the Agent in writing on or prior to the date which is thirty (30) days prior to the initial Maturity Date that they accept such Extension Request, then the Maturity Date shall be extended to the date one (1) year following the initial Maturity Date. If any Lender shall not have notified the Agent on or prior to the date which is thirty (30) days prior to the initial Maturity Date that it accepts such Extension Request, then the Maturity Date shall not be extended. The Agent shall promptly notify the Borrower whether the Extension Request has been accepted or rejected, and if rejected, the Agent shall also give the Borrower notice of which Lenders rejected such Extension Request (each such Lender, a "Rejecting Lender'). If accepted, within five (5) Business Days after Borrower's receipt of notification thereof, Borrower shall pay the Extension Fee to the Agent.

     (b) Notwithstanding the preceding subsection (a), after notification from the Agent to the Borrower that an Extension Request has been rejected, the Maturity Date shall be extended as requested in such Extension Request if (i) the Majority Lenders consented to such Extension Request, (ii) no later than twenty (20) days prior to the initial Maturity Date, the Borrower shall have given written notice to the Agent and each Lender that the Borrower desires the Maturity Date to be so extended notwithstanding such rejection, (iii) the Borrower shall have, no later than five (5) days prior to the initial Maturity Date (x) caused each Rejecting Lender to have assigned its respective Lender Commitment to an existing or new Lender subject to and in accordance with the provisions of Section 9.5(b) for a purchase price equal to the aggregate principal balance of Loans then owing to such Rejecting Lender plus any accrued but unpaid interest thereon and accrued but unpaid fees owing to such Rejecting Lender, and (y) to the extent the Lender Commitment of any Rejecting Lender is not so assigned by such date, paid to such Rejecting Lender the aggregate principal balance of Loans then owing to such Rejecting Lender plus any accrued but unpaid interest thereon and accrued but unpaid fees owing to such Rejecting Lender, whereupon such Rejecting Lender's Lender Commitment shall terminate, and such Rejecting Lender shall no longer be a party hereto or have any rights or obligations hereunder or under any of the other Credit Documents, and (iv) on or before the initial Maturity Date, the Borrower shall pay the Extension Fee to the Agent for the ratable benefit of the Lenders participating in the extension to the extent of their Lender Commitments. In addition, in connection with any such assignment by a Rejecting Lender or any such payment to a Rejecting Lender, the Borrower shall pay the amounts, if any, due such Rejecting Lender under
Section 3.5(d). If the Borrower desires to cause any Rejecting Lender to assign its Lender Commitment to an existing or new Lender pursuant to this subsection, the Borrower shall so notify such Rejecting Lender, the Agent and the other Lenders in writing no later than the date twenty (20) days prior to the initial Maturity Date. A Rejecting Lender shall be obligated to assign its Lender Commitment pursuant to this subsection if requested to do so by the Borrower subject to Borrower's compliance with the provisions of this subsection. Each Lender that is not a Rejecting Lender shall have the right (but not the obligation) to acquire such Rejecting Lender's Lender Commitment and shall exercise such right by giving written notice thereof to the Agent no later than five (5) days following receipt of the Borrower's notice. Any Lender who has failed to so notify the Agent and the Borrower within such five (5) day period shall be deemed to have declined to exercise such right. If more than one Lender exercises its right to acquire a Rejecting Lender's Lender Commitment, each such Lender shall acquire an amount of such Rejecting Lender's Lender Commitment in proportion to the Lender Commitments of the Lenders exercising such right. After the expiration of such five (5) day period, the Borrower shall have the right to attempt to cause one or more new or existing Lenders to accept an assignment of a Rejecting Lender's Lender Commitment in accordance with, and subject to, the provisions of Section 9.5(b) hereof. Neither the Agent nor any Lender shall have any obligation to assist the Borrower in finding any such Lender. If the Majority Lenders do not consent to the Extension Request or if the Borrower fails to comply with any provision of this subsection, or with any of the conditions listed in Section 2.9(c), the Maturity Date shall not be extended.

     (c) The extension of the Maturity Date under Section 2.9(a) or (b), of this Agreement shall be conditioned upon, among other things, the following terms and conditions (which conditions shall be in addition to those required by Section 2.6, Section 3, and Section 2.9(a) or Section 2.9(b), as applicable, of this Agreement):

          (i) Execution by the Borrower of a renewal and extension agreement for each Note in Proper Form;

          (ii) No Default or Event of Default must be in existence on the date of the Extension Request or on the original Maturity Date;

          (iii) Payment of the Extension Fee as set forth in Section 2.6(c);

          (iv) Delivery of an updated Officer's Certificate with the Extension Request based upon the financial data for the most recent calendar quarter for which an Officer's Certificate has been delivered by Borrower to Agent, but reflecting any changes in Indebtedness since the date of such Officer's Certificate;

          (v)  The  written  approval  of the  Extension  Request  by all of the
          Lenders,   or,  to  the  extent  that   Borrower   complies  with  the
          requirements of Section 2.9(b), the Majority Lenders; and

          (vi) Such other documents, instruments and other items as Agent or any Lender shall reasonably require to document the extension.

3. Conditions.

     3.1 All Loans. The obligation of any Lender to make any Loan, or to issue, renew or extend any Letter of Credit, is subject to the accuracy of all representations and warranties of the Borrower on the date of such Loan, to the performance by the Borrower of its obligations under the Credit Documents and to the satisfaction of the following further conditions: (a) the Agent shall have received the following, all of which shall be duly executed and in Proper Form:
(1) a Request for Loan (i) by 11:00 a.m., Pittsburgh, Pennsylvania time, one (1) Business Day before the date (which shall also be a Business Day) of the proposed Loan which is to be a Base Rate Borrowing (other than Swing Loans and Base Rate Borrowings to finance the reimbursement of an LC Disbursement as contemplated by Section 2.8(e) hereof), (ii) by 12:00 noon, Pittsburgh, Pennsylvania, time, on the same Business Day of any proposed Swing Loan or Base Rate Borrowings to finance the reimbursement of an LC Disbursement as contemplated by Section 2.8(e) hereof, or (iii) by the Rate Designation Date of the proposed Loan which is to be a Eurodollar Rate Borrowing; and (2) such other documents as the Agent may reasonably require to satisfy itself or the request of any Lender; (b) no Default or Event of Default shall have occurred and be continuing; (c) the making of the Loan shall not be prohibited by any Legal Requirement; (d) the Borrower shall have paid all legal fees and expenses of the type described in Section 5.10 hereof through the date of such Loan; and (e) in the case of a Loan other than a Swing Loan, all Swing Loans then outstanding shall have been paid or shall be paid with the proceeds of such Loan.

     3.2 First Loan. In addition to the matters described in Section 3.1 hereof, the obligation of the Lenders to make the first Loan under this Agreement is subject to the receipt by the Lenders of each of the following, in Proper Form:
(a) the Notes, executed by the Borrower; (b) a certificate executed by the Secretary or Assistant Secretary of each Obligor dated as of the date hereof as to the resolutions of such Person authorizing the execution of the Credit
Documents and as to the incumbency of the officers of such Person; (c) a certificate from the Secretary of State or other appropriate public official of the state of organization of each Obligor as to the continued existence and good standing of such Obligor; (d) a certificate from the appropriate public official of every state where the location of the Obligor's Property requires it to be qualified to do business as to the due qualification and good standing of such Obligor; (e) a legal opinion from independent counsel for the Obligors as to the matters set forth on Exhibit D acceptable to the Lenders; (f) an Officer's Certificate in the form of Exhibit A; and (g) the termination of the Credit Agreement dated January 13, 1999, between the Borrower and Chase Bank of Texas, National Association and certain other Lenders; and to the further condition that, at the time of the initial Loan, all legal matters incident to the transactions herein contemplated shall be satisfactory to Marcus & Shapira LLP, counsel for the Agent.

     3.3 Options Available. The outstanding principal balance of the Notes shall bear interest at the Base Rate; provided, that (a) all past due amounts, both principal and accrued interest, shall bear interest at the Past Due Rate, (b) the outstanding balance of the Swing Loan Note shall bear interest at the Base Rate less one and one-half percent (1.5%), and (c) subject to the provisions hereof, Borrower shall have the option of having all or any portion of the principal balance of the Notes, other than the Swing Loan Note, from time to time outstanding bear interest at a Eurodollar Rate. The records of the Lenders with respect to Interest Options, Interest Periods and the amounts of Loans to which they are applicable shall be prima facie evidence thereof. Interest on the Loans shall be calculated at the Base Rate except where it is expressly provided pursuant to this Agreement that a Eurodollar Rate is to apply.

     3.4 Designation and Conversion. Borrower shall have the right to designate or convert its Interest Options in accordance with the provisions hereof. Provided no Event of Default has occurred and is continuing and subject to the provisions of Section 3.5, Borrower may elect to have a Eurodollar Rate apply or continue to apply to all or any portion of the principal balance of the Notes, other than the Swing Loan Note. Each change in Interest Options shall be a conversion of the rate of interest applicable to the specified portion of the Loans, but such conversion shall not change the respective outstanding principal balance of the Notes. The Interest Options shall be designated or converted in the manner provided below:

     (a) Borrower shall give Agent a Request for Loan. Each such written notice shall specify the amount of Loan which is the subject of the designation, if any; the amount of borrowings into which such borrowings are to be converted or for which an Interest Option is designated; the proposed date for the designation or conversion and the Interest Period, if any, selected by Borrower. The Request for Loan shall be irrevocable and shall be given to Agent no later than the applicable Rate Designation Date. The Agent shall promptly deliver the Request for Loan to the Lenders.

     (b) No more than five (5) Eurodollar Rate Borrowings with five (5) Interest Periods shall be in effect at any time.

     (c) Each designation or conversion of a Eurodollar Rate Borrowing shall occur on a Eurodollar Business Day.

     (d) Except as provided in Section 3.5 hereof, no Eurodollar Rate Borrowing shall be converted on any day other than the last day of the applicable Interest Period.

     (e) Unless a Request for Loan to the contrary is received as provided in this Agreement, each Eurodollar Rate Borrowing will convert to a Base Rate Borrowing after the expiration of the Interest Period.

     (f) To the extent that any Default shall have occurred and shall continue to exist, Borrower shall not have the right to elect an Interest Period longer than one (1) month.

     3.5 Special Provisions Applicable to Eurodollar Rate Borrowings and Letters of Credit.

     (a) Options Unlawful. If the adoption of any applicable Legal Requirement or any change in any applicable Legal Requirement or in the interpretation or administration thereof by any Governmental Authority or compliance by the Lenders with any request or directive (whether or not having the force of law) of any central bank or other Governmental Authority shall at any time make it unlawful or impossible for any Lender to permit the establishment of or to maintain any Eurodollar Rate Borrowing, or to issue or participate in Letters of Credit, the commitment of the Lenders to establish or maintain such Eurodollar Rate Borrowing, or to issue or participate in Letters of Credit, shall forthwith be suspended until such condition shall cease to exist and Borrower shall forthwith, upon demand by Agent to Borrower, (1) convert the Eurodollar Rate Borrowing with respect to which such demand was made to a Base Rate Borrowing;
(2) pay all accrued and unpaid interest to date on the amount so converted;  and
(3) pay any amounts required to compensate the Lenders for any additional cost or expense which the Lenders may incur as a result of such adoption of or change in such Legal Requirement or in the interpretation or administration thereof and any Funding Loss which the Lenders may incur as a result of such conversion. If, when Agent so notifies Borrower, Borrower has given a Request for Loan specifying a Eurodollar Rate Borrowing but the selected Interest Period has not yet begun, such Request for Loan shall be deemed to be of no force and effect, as if never made, and the balance of the Loans specified in such Request for Loan shall bear interest at the Base Rate until a different available Interest Option shall be designated in accordance herewith.

     (b) Increased Cost of Borrowings. If the adoption of any applicable Legal Requirement or any change in any applicable Legal Requirement or in the interpretation or administration thereof by any Governmental Authority or compliance by any Lender with any request or directive of general applicability (whether or not having the force of law) of any central bank or Governmental Authority shall at any time as a result of any portion of the principal balance of the Notes being maintained on the basis of a Eurodollar Rate; or as a result of any Lender issuing or participating in any Letter of Credit:

     (1) subject any Lender or the Issuing Bank (or make it apparent that any Lender or the Issuing Bank is subject) to any Taxes, or any deduction or withholding for any Taxes, on or from any payment due under any Eurodollar Rate Borrowing or other amount due hereunder, other than income and franchise taxes of the United States and its political subdivisions; or

     (2) change the basis of taxation of payments due from Borrower to any Lender under any Eurodollar Rate Borrowing or the Issuing Bank (otherwise than by a change in the rate of taxation of the overall net income of a Lender or the Issuing Bank); or

     (3) impose, modify, increase or deem applicable any reserve requirement (excluding that portion of any reserve requirement included in the calculation of the applicable Eurodollar Rate), special deposit requirement or similar requirement (including, but not limited to, state law requirements and Regulation D) imposed, modified, increased or deemed applicable by any Governmental Authority against assets held by any Lender or the Issuing Bank, or against deposits or accounts in or for the account of any Lender or the Issuing Bank, or against loans made by any Lender, or against any other funds, obligations or other property owned or held by any Lender or the Issuing Bank; or

     (4) impose on any Lender or the Issuing Bank any other condition regarding any Eurodollar Rate Borrowing, or any Letter of Credit;

and the result of any of the foregoing is to increase the cost to any Lender of agreeing to make or of making, renewing or maintaining such Eurodollar Rate Borrowing, or issuing, participating in or monitoring such Letter of Credit, or reduce the amount of any sum received by any Lender or the Issuing Bank, then, upon demand by Agent, Borrower shall pay to such Lender or the Issuing Bank, from time to time as specified by such Lender or the Issuing Bank, additional amounts which shall compensate such Lender or the Issuing Bank for such increased cost or reduced amount. Agent will promptly notify Borrower in writing of any event which will entitle any Lender or the Issuing Bank to additional amounts pursuant to this paragraph. A Lender's or the Issuing Bank's determination of the amount of any such increased cost, increased reserve requirement or reduced amount shall be prima facie evidence thereof. Borrower shall have the right, if it receives from Agent any notice referred to in this paragraph, upon three Business Days' notice to Agent, either (i) to repay in full (but not in part) any borrowing with respect to which such notice was given, together with any accrued interest thereon, or (ii) to convert the Eurodollar Rate Borrowing which is the subject of the notice to a Base Rate Borrowing; provided, that any such repayment or conversion shall be accompanied by payment of (x) the amount required to compensate a Lender or the Issuing Bank for the increased cost or reduced amount referred to in the preceding paragraph;
(y) all accrued and unpaid interest to date on the amount so repaid or converted, and (z) any Funding Loss which any Lender may incur as a result of such repayment or conversion.

     (c) Inadequacy of Pricing, and Rate Determination. If for any reason with respect to any Interest Period Agent shall have determined (which determination shall be prima facie evidence thereof) that:

     (1) Agent is unable through its customary general practices to determine any applicable Eurodollar Rate, or

     (2) by reason of circumstances affecting the applicable market generally, Agent is not being offered deposits in United States dollars in such market, for the applicable Interest Period and in an amount equal to the amount of any applicable Eurodollar Rate Borrowing requested by Borrower, or

     (3) any applicable Eurodollar Rate will not adequately and fairly reflect the cost to the Lenders of making and maintaining such Eurodollar Rate Borrowing hereunder for any proposed Interest Period, then Agent shall give Borrower notice thereof and thereupon, (A) any Request for Loan previously given by Borrower designating the applicable Eurodollar Rate Borrowing which has not commenced as of the date of such notice from Agent shall be deemed for all purposes hereof to be of no force and effect, as if never given, and (B) until Agent shall notify Borrower that the circumstances giving rise to such notice from Agent no longer exist, each Request for Loan requesting the applicable Eurodollar Rate shall be deemed a request for a Base Rate Borrowing, and any applicable Eurodollar Rate Borrowing then outstanding shall be converted, without any notice to or from Borrower, upon the termination of the Interest Period then in effect with respect to it, to a Base Rate Borrowing.

     (d) Funding Losses. Borrower shall indemnify the Agent and each Lender against and hold the Agent and each Lender harmless from any Funding Loss. This agreement shall survive the payment of the Notes. A certificate as to any additional amounts payable pursuant to this subsection and setting forth the reasons for the Funding Loss submitted by Agent to Borrower shall be prima facie evidence thereof.

     3.6 Funding Offices, Adjustments Automatic. Any Lender may, if it so elects, fulfill its obligation as to any Eurodollar Rate Borrowing by causing a branch or Affiliate of such Lender to make such Loan and may transfer and carry such Loan at, to, or for the account of, any branch office or Affiliate of such Lender; provided, that in such event for the purposes of this Agreement such Loan shall be deemed to have been made by such Lender and the obligation of Borrower to repay such Loan shall nevertheless be to such Lender and shall be deemed held by it for the account of such branch or Affiliate. Without notice to Borrower or any other person or entity, each rate required to be calculated or determined under this Agreement shall automatically fluctuate upward and downward in accordance with the provisions of this Agreement.

     3.7 Funding Sources, Payment Obligations. Notwithstanding any provision of this Agreement to the contrary, each Lender shall be entitled to fund and maintain its funding of all or any part of the Loans in any manner it sees fit, it being understood, however, that for the purposes of this Agreement all determinations hereunder shall be made as if each Lender had actually funded and maintained each Eurodollar Rate Borrowing during each Interest Period through the purchase of deposits having a maturity corresponding to such Interest Period and bearing an interest rate equal to the Eurodollar Rate for such Interest Period. Notwithstanding the foregoing, Funding Losses, increased costs and other obligations relating to Eurodollar Rate Borrowings described in Section 3.5 of this Agreement will only be paid by the Borrower as and when they are actually incurred or as and when they would have been incurred by the Lenders.

     3.8 Mitigation, Non-Discrimination. (a) Each Lender will notify the Borrower through the Agent of any event occurring after the date of this Agreement which will require or enable such Lender to take the actions described in Sections 3.5(a) or (b) of this Agreement as promptly as practicable after it obtains knowledge thereof and determines to request such action, and (if so requested by the Borrower through the Agent) will designate a different lending office of such Lender for the applicable Eurodollar Rate Borrowing or will take such other action as the Borrower reasonably requests if such designation or action is consistent with the internal policy of such Lender and legal and regulatory restrictions, can be undertaken at no additional cost, will avoid the need for, or reduce the amount of, such action and will not, in the sole opinion of such Lender, be disadvantageous to such Lender (provided that such Lender will have no obligation to designate a different lending office which is located in the United States of America).

     (b) None of the Lenders or the Issuing Bank shall be able to pass through to the Borrower charges and costs under Sections 3.5 or 5.14 of this Agreement on a discriminating basis, such that such charges and costs are not also passed through by each Lender or the Issuing Bank to other customers of such Lender or the Issuing Bank similarly situated where such customer is subject to documents providing for such pass through.

     (c) If any Lender elects under Section 3.5 of this Agreement to suspend or terminate the availability of Eurodollar Rate Borrowings for any material period of time, and the event giving rise to such election is not generally applicable to all of the Lenders, the Borrower may within sixty (60) days after notification of such Lender's election, and so long as no Event of Default is then in existence, either (i) demand that such Lender, and upon such demand, such Lender shall promptly, assign its Lender Commitment to another financial institution subject to and in accordance with the provisions of Section 9.5 of this Agreement for a purchase price equal to the unpaid balance of principal, accrued interest, the unpaid balance of the Commitment Fee and Letter of Credit Fees and expenses owing to such Lender pursuant to this Agreement, or (ii) pay such Lender the unpaid balance of principal, accrued interest, the unpaid balance of the Commitment Fee and Letter of Credit Fees and expenses owing to such Lender pursuant to this Agreement, whereupon, such Lender shall no longer be a party to this Agreement or have any rights or obligations hereunder or under any other Credit Documents, and the Total Commitment shall immediately and permanently be reduced by an amount equal to the Lender Commitment of such Lender.

     3.9 Taxes. (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then
(i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Agent, any Lender or the Issuing Bank (as the case may
be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

     (b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

     (c) The Borrower shall indemnify the Agent, each Lender and the Issuing Bank, within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Agent, such Lender or the Issuing Bank, as the case may be, on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender or the Issuing Bank, or by the Agent on its own behalf or on behalf of a Lender or the Issuing Bank, shall be conclusive absent manifest error.

     (d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Agent.

     (e) Each Lender or assignee or participant of a Lender that is not incorporated under the Laws of the United States of America or a state thereof (and, upon the written request of the Agent, each other Lender or assignee or participant of a Lender) agrees that it will deliver to each of the Borrower and the Agent two (2) duly completed appropriate valid Withholding Certificates (as defined under section 1.1441-1(c)(16) of the Income Tax Regulations ("Regulations")) certifying its status (i.e., U.S. or foreign person) and, if appropriate, making a claim of reduced, or exemption from, U.S. withholding tax on the basis of an income tax treaty or an exemption provided by the Code. Such delivery may be made by electronic transmission as described in section 1.1441-1(e)(4)(iv) of the Regulations if the Agent establishes an electronic delivery system. The term "Withholding Certificate" means a Form W-9; a Form
W-8BEN; a Form W-8ECI; a form W-8IMY and the related statements and certifications as required under section 1.871-14(c)(2)(v) of the Regulations; or any other certificates under the Code or Regulations that certify or establish the status of a payee or beneficial owner as a U.S. or foreign person. Each Lender, assignee or participant required to deliver to the Borrower and the Agent a valid Withholding Certificate pursuant to the preceding sentence shall deliver such valid Withholding Certificate as follows: (A) each Lender which is a party hereto on the date of this Agreement shall deliver such valid Withholding Certificate at least five (5) Business Days prior to the first date on which any interest or fees are payable by the Borrower hereunder for the account of such Lender; (B) each assignee or participant shall deliver such valid Withholding Certificate at least five (5) Business Days before the effective date of such assignment or participation (unless the Agent in its sole discretion shall permit such assignee or participant to deliver such Withholding Certificate less that five (5) Business Days before such date in which case it shall be due on the date specified by the Agent). Each Lender, assignee or participant which so delivers a valid Withholding Certificate further undertakes to deliver to each of the Borrower and the Agent two (2) additional copies of such Withholding Certificate (or a successor form) on or before the date that such Withholding Certificate expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent Withholding Certificate so delivered by it, and such amendments thereto or extension or renewals thereof as may be reasonably requested by the Borrower or the Agent. Notwithstanding the submission of a Withholding Certificate claiming a reduced rate of, or exemption from, U.S. withholding tax, the Agent shall be entitled to withhold United
States federal income taxes at the full 30% withholding rate if in its reasonable judgment it is required to do so under the due diligence requirements imposed upon a withholding agent under section 1.1441-7(b) of the Regulations. Further, the Agent is indemnified under section 1.1461-1(e) of the Regulations against any claims and demands of any Lender or assignee or participant of a Lender for the amount of any tax it deducts and withholds in accordance with regulations under section 1441 of the Code.

4. Representations and Warranties.

     To induce the Lenders to enter into this Agreement and to make the Loans, the Borrower jointly and severally represents and warrants to the Agent, the Lenders and the Issuing Bank as follows:

     4.1. Organization. Each Obligor is duly organized, validly existing and in good standing under the laws of the state of its organization; has all power and authority to conduct its business as presently conducted; and is duly qualified to do business and in good standing in every state where the location of its Property requires it to be qualified to do business, unless the failure to be so qualified would not reasonably be expected to have a Material Adverse Effect.

     4.2 Financial Statements. The financial statements delivered to the Agent fairly present, in accordance with Generally Accepted Accounting Principles (provided, however, that the Quarterly Unaudited Financial Statements are subject to normal year-end adjustments and may contain condensed footnotes as permitted by regulations of the United States Securities and Exchange Commission), the financial condition and the results of operations of the Borrower as at the dates and for the periods indicated. No Material Adverse Change has occurred since the dates of such financial statements. No Obligor is subject to any instrument or agreement which would materially prevent it from conducting its business as it is now conducted or as it is contemplated to be conducted.

     4.3 Enforceable Obligations; Authorization. The Credit Documents are legal, valid and binding obligations of the Parties, enforceable in accordance with their respective terms, except as may be limited by bankruptcy, insolvency and other laws affecting creditors' rights generally and by general equitable principles. The execution, delivery and performance of the Credit Documents have all been duly authorized by all necessary action; are within the power and authority of the Parties; do not and will not contravene or violate any Legal Requirement or the Organizational Documents of the Parties; do not and will not result in the breach of, or constitute a default under, any agreement or instrument by which the Parties or any of their respective Property may be bound or affected; and do not and will not result in the creation of any Lien upon any Property of any of the Parties except as expressly contemplated therein. All necessary permits, registrations and consents for such making and performance have been obtained.

     4.4 Other Debt. No Obligor is in default in the payment of any other Total Liabilities or under any agreement, mortgage, deed of trust, security agreement or lease to which it is a party.

     4.5 Litigation. There is no litigation or administrative proceeding pending or, to the knowledge of the Borrower, threatened against, or any outstanding judgment, order or decree affecting, the Obligors before or by any Governmental Authority which is not adequately covered by insurance. No Obligor is in default with respect to any judgment, order or decree of any Governmental Authority.

     4.6 Taxes. Each Obligor has filed all tax returns required to have been filed and paid all taxes shown thereon to be due, except those for which extensions have been obtained or those which are being contested in good faith.

     4.7 Regulation U. None of the proceeds of any Loan or Letter of Credit will be used for the purpose of purchasing or carrying directly or indirectly any margin stock or for any other purpose that would constitute this transaction a "purpose credit" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System.

     4.8 Subsidiaries. The Borrower has no Subsidiaries (excluding wholly-owned Subsidiaries which have executed a Guaranty) which individually or in the aggregate own more than ten percent (10%) in value of the Borrower's and the Subsidiaries' consolidated assets determined in accordance with Generally Accepted Accounting Principles. Each of the Borrower's Subsidiaries is a "qualified REIT subsidiary" under Section 856 of the Code.

     4.9 Securities Act of 1933. Other than the Agent's efforts in syndicating the Loans (for which the Agent is responsible) neither the Borrower nor any agent acting for it has offered the Notes or any similar obligation of the Borrower for sale to or solicited any offers to buy the Notes or any similar obligation of the Borrower from any Person other than the Agent or any Lender.

     4.10 No Contractual or Corporate Restrictions. No Obligor is a party to, or bound by, any contract, agreement or charter or other corporate restriction materially and adversely affecting its business, Property, assets, operations or condition, financial or otherwise.

     4.11 Investment Company Act Not Applicable. The Borrower is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     4.12 Public Utility Holding Company Act Not Applicable. The Borrower is not a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company", or an affiliate of a "subsidiary company" of a "holding company", as such terms are defined in the Public Utility Holding Company Act of 1995, as amended.

     4.13 ERISA Not Applicable. No Obligor is subject to any requirements of the Employee Retirement Income Security Act of 1974 as amended from time to time, or any rules, regulations, rulings or interpretations adopted by the Internal Revenue Service or the Department of Labor thereunder.

     4.14 Pool Properties. As of the date of this Agreement, the Properties in the Pool are listed on the attachment to the Officer's Certificate being delivered pursuant to Section 3.2 and each such Property complies with the requirements of Section 5.15.

     4.15 Disclosure. The representations and warranties of Borrower contained in the Credit Documents and all certificates, financial statements and other documents delivered to the Agent in connection therewith, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. As of the date of this Agreement, Borrower has not intentionally withheld any material fact from the Agent and the Lenders in regard to any matter raised in the Credit Documents.

5.       Affirmative Covenants.

     The Borrower jointly and severally covenants and agrees with the Agent, the Lenders and the Issuing Bank that prior to the termination of this Agreement it and each of the other Obligors will do, and if necessary cause to be done, each and all of the following:

     5.1 Taxes, Existence, Regulations, Property, etc. At all times (a) pay when due all taxes and governmental charges of every kind upon it or against its income, profits or Property, unless and only to the extent that the same shall be contested in good faith and reserves which are adequate under Generally Accepted Accounting Principles have been established therefor; (b) do all things necessary to preserve its existence, qualifications, rights and franchises in all States where such qualification is necessary or desirable, except where failure to obtain the same could not reasonably be expected to have a Material Adverse Effect; (c) comply with all applicable Legal Requirements in respect of the conduct of its business and the ownership of its Property; and (d) cause its Property to be protected, maintained and kept in good repair (reasonable wear and tear excepted) and make all replacements and additions to its Property as may be reasonably necessary to conduct its business.

     5.2 Financial Statements and Information. Furnish to the Agent and the Lenders each of the following: (a) as soon as available and in any event within 100 days after the end of each respective fiscal year of the Borrower Annual Audited Financial Statements of EastGroup Properties, Inc. and annual unaudited financial statements of the Operating Partnership (which shall include an unaudited statement of Funds From Operations); (b) as soon as available and in any event within 50 days after the end of each quarter (except the last quarter) of each respective fiscal year of the Borrower, Quarterly Unaudited Financial Statements of the Borrower (which shall include a statement of Funds From Operations); (c) within fifty (50) days after the end of the calendar quarter and concurrently with the financial statements provided for in Subsections 5.2(a) and (b) hereof, (i) an Officer's Certificate, together with such schedules, computations and other information (including, without limitation, information as to Unconsolidated Affiliates of the Borrower), in reasonable detail, as may be required by the Agent to demonstrate compliance with the covenants set forth herein or reflecting any non-compliance therewith as of the applicable date, all certified as true, correct and complete by a managing director, vice president or senior vice president, of Borrower, and (ii) a current capital plan for the next four (4) calendar quarters including projected sources and uses of funds (including dividend and debt payments); (d) promptly after the filing thereof, all reports to or filings made by the Borrower or any of their respective Subsidiaries with the Securities and Exchange Commission, including, without limitation, registration statements and reports on Forms 10-K, 10-Q and 8-K (or their equivalents); (e) within two (2) Business Days after the receipt thereof, a copy of the notification to the Operating Partnership of the Borrower's S&P Rating or Moody's Rating, or change therein; and (f) such other information relating to the financial condition and affairs of the Borrower as from time to time may be reasonably requested by any Lender. The Agent will send to each Lender the information received by the Agent pursuant to this Section 5.2 promptly after the receipt thereof by Agent.

     5.3  Financial  Tests.   The  Borrower  shall  have  and  maintain,   on  a
consolidated basis in accordance with Generally Accepted Accounting Principles:

     (a) a Secured Debt to Total Asset Value Ratio no greater than forty percent (40%) at all times;

     (b) an Interest Coverage Ratio of not less than 2.25:1.0 at all times;

     (c) a Fixed Charge Coverage Ratio of not less than 1.50:1.00 at all times;

     (d) a Tangible Net Worth of at least Two Hundred Seventy Million Dollars ($270,000,000.00), plus eighty-five percent (85%) of the net proceeds (gross proceeds less reasonable and customary costs of sale and issuance paid to Persons not Affiliates of any Obligor) received by the Borrower at any time following the date of this Agreement from the issuance of an ownership interest in the Borrower, at all times;

     (e) an Unencumbered Interest Coverage Ratio of not less than 2.00:1.00 at all times;

     (f) a Total Liabilities to Total Asset Value Ratio no greater than fifty-five percent (55%) at all times; and

     (g) an Unhedged Variable Rate Debt to Total Asset Value Ratio no greater than thirty percent (30%) at all times.

     5.4 Inspection. In order to permit the Agent to ascertain compliance with the Credit Documents, during normal business hours permit the Agent to inspect its Property, to examine its files, books and records and make and take away copies thereof, and to discuss its affairs with its officers and accountants, all at such times and intervals and to such extent as a Lender may reasonably desire.

     5.5 Further Assurances. Promptly execute and deliver any and all other and further instruments which may be reasonably requested by the Agent to cure any defect in the execution and delivery of any Credit Document or more fully to describe particular aspects of the Borrower's agreements set forth in the Credit Documents or so intended to be.

     5.6 Books and Records. Maintain books of record and account in accordance with Generally Accepted Accounting Principles.

     5.7 Insurance. Maintain insurance with such insurers, on such of its properties, in such amounts and against such risks as is consistent with insurance maintained by businesses of comparable type and size in the industry, and furnish the Agent satisfactory evidence thereof promptly upon request.

     5.8 Notice of Certain Matters. Notify the Agent promptly upon acquiring knowledge of the occurrence of any of the following: the institution or threatened institution of any lawsuit or administrative proceeding affecting any Obligor in which the claim exceeds $1,000,000.00; when the Borrower believes that there has been a Material Adverse Change; or the occurrence of any Event of Default or any Default. The Borrower will notify the Agent in writing at least thirty (30) Business Days prior to the date that any Obligor changes its name or the location of its chief executive office or principal place of business or the place where it keeps its books and records.

     5.9 Use of Proceeds. The proceeds of the Loans will be used for general business purposes. Notwithstanding the foregoing, none of the proceeds of the Loans will be used to finance, fund or complete any hostile acquisition of any Person or for any purpose which would violate Section 4.7 hereof.

     5.10 Expenses of and Claims Against the Agent and the Lenders. To the extent not prohibited by applicable law, the Borrower will pay all reasonable costs and expenses incurred to third parties and reimburse the Agent, each Lender and the Issuing Bank, as the case may be, for any and all reasonable expenditures of every character incurred or expended from time to time, in connection with (a) regardless of whether a Default or Event of Default shall have occurred, the Agent's preparation, negotiation and completion of the Credit Documents, and (b) during the continuance of an Event of Default, all costs and expenses relating to the Agent's, such Lender's and the Issuing Bank's exercising any of its rights and remedies under this or any other Credit Document, including, without limitation, attorneys' fees, legal expenses, and court costs; provided, that no rights or option granted by the Borrower to the Agent, any Lender or the Issuing Bank or otherwise arising pursuant to any provision of this or any other instrument shall be deemed to impose or admit a duty on the Agent, any Lender or the Issuing Bank to supervise, monitor or control any aspect of the character or condition of any property or any operations conducted in connection with it for the benefit of the Borrower or any other person or entity other than the Agent, such Lender or the Issuing Bank.

     5.11 Legal Compliance, Indemnification. (a) The Obligors shall operate their respective Property and businesses in full compliance with all Legal Requirements. EastGroup Properties, Inc. will comply with all Legal Requirements to maintain, and will at all times qualify as and maintain, its status as a real estate investment trust under Section 856(c)(1) of the Code.

     (b) The Borrower shall indemnify the Agent, each Lender, and the Issuing Bank, their directors, officers, employees and shareholders (the "Indemnified Parties") for and defend and hold the Indemnified Parties harmless against any and all claims, demands, liabilities, causes of action, penalties, obligations, damages, judgments, deficiencies, losses, costs or expenses (including, without limitation, interest, penalties, attorneys' fees, and amounts paid in settlement) threatened or incurred by reason of, arising out of or in any way related to (i) any failure of any Obligor to so comply with the provisions of any Legal Requirement, this Agreement or the other Credit Documents, (ii) the Agent or any Lender's making of the Loans, issuing or participating in any Letters of Credit, or any other acts or omissions taken or made in connection with the Loans or Letters of Credit (including any refusal by the Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of the Letter of Credit), and (iii) any and all matters arising out of any act, omission, event or circumstance, regardless of whether the act, omission, event or circumstance constituted a violation of any such Legal Requirement, this Agreement or the other Credit Documents at the time of its existence or occurrence. THE BORROWER SHALL INDEMNIFY THE AGENT, EACH LENDER AND THE ISSUING BANK PURSUANT TO THIS SECTION REGARDLESS OF WHETHER THE ACT, OMISSION, FACTS, CIRCUMSTANCES OR CONDITIONS GIVING RISE TO SUCH INDEMNIFICATION WERE CAUSED IN WHOLE OR IN PART BY THE AGENT'S, SUCH LENDER'S OR THE ISSUING BANK'S NEGLIGENCE (SIMPLE, BUT NOT GROSS NEGLIGENCE OR WILLFUL MISCONDUCT).

     5.12 Obligors' Performance. If any Obligor should fail to comply with any of the agreements, covenants or obligations required of it under this Agreement or any other Credit Document, then the Agent (in the Obligor's name or in Agent's name) may perform them or cause them to be performed for the account of the said Obligor and at the sole expense of the Obligor, but shall not be obligated to do so. Any and all expenses thus incurred or paid by the Agent and by any Lender shall be the Borrower's demand obligations to the Agent or such Lender and shall bear interest from the date of demand therefor until the date that the Obligor repays it to the Agent or the applicable Lender at the Past Due Rate. Upon making any such payment or incurring any such expense, the Agent or the applicable Lender shall be fully subrogated to all of the rights of the Person receiving such payment. Any amounts owing by any Obligor to the Agent or any Lender pursuant to this provision or any other provision of this Agreement shall automatically and without notice be secured by any collateral provided by the Credit Documents. The amount and nature of any such expense and the time when paid shall, absent manifest error, be fully established by the affidavit of the Agent or the applicable Lender or any of the Agent's or the applicable Lender's officers or agents.

     5.13 Professional Services. Promptly upon the Agent's request to satisfy itself or the request of any Lender, the Borrower, at the Borrower's sole cost and expense, shall: (a) allow an inspection and/or appraisal of the Obligors' Property to be made by a Person approved by the Agent in its sole discretion; and (b) whenever the Agent or such other Lender has reasonable cause to believe that a potential Default may exist, cause to be conducted or prepared any other written report, summary, opinion, inspection, review, survey, audit or other professional service relating to the Obligors' Property or any operations in connection with it (all as designated in the Agent's request), including, without limitation, any accounting, architectural, consulting, engineering, design, legal, management, pest control, surveying, title abstracting or other technical, managerial or professional service relating to such property or its operations.

     5.14 Capital Adequacy. (a) If after the date of this Agreement, the Agent, any Lender or the Issuing Bank shall have determined that the adoption or effectiveness of any applicable law, rule or regulation regarding capital adequacy of general applicability, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Agent, any Lender or the Issuing Bank with any request or directive regarding capital adequacy of general applicability (whether or not having the force of law) of any such Governmental Authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Agent's, any Lender's or the Issuing Bank's capital as a consequence of its obligations hereunder to a level below that which the Agent, such Lender or the Issuing Bank could have achieved but for such adoption, change or compliance (taking into consideration the Agent's, such Lender's or the Issuing Bank's policies with respect to capital adequacy) by an amount deemed by the Agent, such Lender or the Issuing Bank to be material, then from time to time, the Borrower shall pay to the Agent, such Lender or the Issuing Bank such additional amount or amounts as will compensate the Agent or such Lender for such reduction.

     (b) A certificate of the Agent, such Lender or the Issuing Bank setting forth such amount or amounts as shall be necessary to compensate the Agent, such Lender or the Issuing Bank as specified in Section 5.14(a) hereof and making reference to the applicable law, rule or regulation shall be delivered as soon as practicable to the Borrower and shall be prima facie evidence thereof. The Borrower shall pay the Agent, such Lender or the Issuing Bank the amount shown as due on any such certificate within fourteen (14) Business Days after the Agent, such Lender or the Issuing Bank delivers such certificate. In preparing such certificate, the Agent, such Lender or the Issuing Bank may employ such assumptions and allocations of costs and expenses as it shall in good faith deem reasonable and may use any reasonable averaging and attribution method. Section 3.8(b) hereof shall apply to the costs assessed under this Section.

     5.15 Property Pool. (a) The Borrower will and, subject to Section 5.15(b), the Borrower's Subsidiaries will, at all times own (in fee simple title or through an Eligible Ground Lease) a pool (the "Pool") of assets that are not mortgaged, pledged, hypothecated, or encumbered in any manner, other than Permitted Encumbrances, with an aggregate Value (calculated based on the immediately preceding six (6) calendar months and annualized) equal to at least two hundred percent (200%) of the Borrower's Indebtedness other than Secured Debt outstanding from time to time, with the following characteristics: (i) assets in the Pool shall be completed income producing Industrial Buildings with net rentable area of not less than 30,000 square feet (based on the number of square feet of the Industrial Buildings owned by the Borrower or its Subsidiary within one (1) mile of each other and treated as one property by such Person), with parking sufficient to meet all Legal Requirements and consistent with market conditions that will accommodate full occupancy of the building, provided, however, that Los Angeles Corporate Center Office Building in Los Angeles, California, will not be excluded from the Pool because it is not an Industrial Building; (ii) each individual Property must have an Occupancy Level of more than seventy percent (70%) at all times, except for a ninety (90) day period beginning on the date the Occupancy Level is seventy percent (70%) or less not more than once every twelve (12) months; (iii) assets in the Pool
(other than the assets listed in the proviso of clause (a) above) must be located in Approved Markets, except that no more than twenty percent (20%) of the Value of the Pool can be located in any one Approved Market other than Los Angeles, California, where no more than twenty-five percent (25%) of the Value of the Pool (not including the Value of the Los Angeles Corporate Center Office Building) can be located, (iv) the Borrower must have received from third party independent consultants, written assessments (including, without limitation, Phase I environmental reports) for each Property in, or to be added to, the Pool that do not disclose any material environmental conditions, structural defects or title defects, or other material risks related to such Property, (v) the Property is not subject to or affected by any Limiting Agreement, and (vi) the Occupancy Level of the Pool in the aggregate must be at least eighty percent (80%). If requested by the Agent, the Borrower will provide to the Agent written assessments from third party independent environmental consultants for all Pool properties acquired after the date of this Agreement. If the Agent determines that there are material environmental conditions existing on or risks to such properties, the properties will be excluded from the Pool.

     (b) Notwithstanding the foregoing, (i) the maximum Value of the Pool that consists of Eligible Ground Leases is fifteen percent (15%) of the Value of the Pool, before adding the effect of said Property; and (ii) the maximum Value of the Pool attributable to a single Property is fifteen percent (15%) of the Value of the Pool before adding the effect of said Property.

     (c) If any Property to be included in the Pool is owned by a Subsidiary of Borrower, it may be included in the Pool only if:

          (i) the owner of the Property is either (A) a wholly owned Subsidiary of the Borrower or (B) if not a wholly owned Subsidiary, then (1) the Value of the Property owned by such Subsidiary ("Partial Subsidiary Real Estate") to be used in the calculation in clause (a) above shall be as provided in clause (a) multiplied by the cumulative percentage interest of the Subsidiary owned by the Borrower, (2) the maximum value of the Pool that can be attributable to Partial Subsidiary Real Estate is ten percent (10%) of the value of the Pool before adding the effect of the Partial Subsidiary Real Estate, and (3) the Borrower owns at least seventy-five percent (75%) of the indicia of ownership of the Subsidiary, and controls all major decisions regarding the Partial Subsidiary Real Estate, including the right to sell or refinance the Partial Subsidiary Real Estate; and

          (ii) the owner of the Property (A) executes a Guaranty in Proper Form and delivers it to the Agent, together with such Subsidiary's Organizational Documents and current certificates of existence and good standing for the state in which it is organized, and such Guaranty must remain in full force and effect, and (B) would not at any time be in default of Sections 7.1 (f), (g), (h), (i) or (j), if said subsections were applicable to said owner.

     (d) If the Borrower requests inclusion of assets in the Pool that do not meet the requirements of this Section 5.15, then such assets may only be included in the Pool upon the prior written approval of the Majority Lenders.

     5.16 Co-Borrowers. (a) Each Borrower shall be bound jointly and severally with one another to keep, observe and perform the covenants, agreements, obligations and liabilities imposed by this Agreement upon the "Borrower", (b) a release of one or more Persons comprising "Borrower" shall not in any way be deemed a release of any other Person comprising "Borrower", and (c) a separate action hereunder may be brought and prosecuted against one or more of the Persons comprising "Borrower" without limiting any liability or impairing the Agent's or any Lender's right to proceed against any other Person comprising "Borrower".

6.       Negative Covenants.

     The Borrower jointly and severally covenants and agrees with the Agent, the Lenders and the Issuing Bank, that prior to the termination of this Agreement it will not (without consent given in accordance with Section 9.1) do any of the following:

     6.1 Indebtedness. Create, incur, suffer or permit to exist, or assume or guarantee, directly or indirectly, contingently or otherwise, or become or remain liable with respect to any Secured Debt, other than (a) Secured Debt which is not Non-recourse Debt in an amount not to exceed $50,000,000 at any time, and (b) Non-recourse Debt and liabilities customarily excepted from nonrecourse mortgage financing, such as fraud, criminal activity and misapplication of funds.

     6.2 Mergers, Consolidations and Acquisitions of Assets. In any single transaction or series of related transactions, directly or indirectly: (a) liquidate or dissolve; (b) other than a merger or consolidation in which the Borrower is the surviving entity and the value of the assets of the other party to such merger or consolidation is less than fifteen percent (15%) of the value of the assets of the Borrower on a consolidated basis (in accordance with Generally Accepted Accounting Principles) after such merger or consolidation, be a party to any merger or consolidation; (c) other than an acquisition in which the Borrower acquires all or substantially all of the assets of another Person and the value of the assets acquired is less than fifteen percent (15%) of the value of the assets of the Borrower on a consolidated basis (in accordance with Generally Accepted Accounting Principles) after such acquisition, acquire all or substantially all of the assets of any Person; or (d) except for sales or leases executed in the ordinary course of business, sell, convey or lease all or any substantial part of its assets.

     6.3 Redemption. Neither Borrower shall at any time buy back, redeem, retire or otherwise acquire, directly or indirectly, any shares of its capital stock if such action would cause the Borrower to not be in compliance with this Agreement, and so long as the aggregate market value of such stock when acquired shall not exceed, during any calendar year, fifteen percent (15%) of Borrower's Net Worth.

     6.4 Nature of Business; Management. Change the nature of its business or enter into any business which is substantially different from the business in which it is presently engaged.

     6.5 Transactions with Related Parties. Enter into any transaction or agreement with any officer, director, or holder of more than five percent (5%) (based on voting rights) of the issued and outstanding capital stock of the Borrower (or any Affiliate of the Borrower), unless the same is upon terms substantially similar to those obtainable from qualified wholly unrelated sources.

     6.6 Loans and Investments. Make any loan, advance, extension of credit or capital contribution to, or make or have any investment in, any Person, or make any commitment to make any such extension of credit or investment, except:

     (a) travel advances in the ordinary course of business to officers, employees and agents;

     (b) readily marketable securities issued or fully guaranteed by the United States of America (or investments or money market accounts consisting of the same);

     (c) commercial paper rated "Prime 1" by Moody's Investors Service, Inc. or A-1 by Standard and Poor's Rating Services, a Division of the McGraw-Hill Companies, Inc. (or investments or money market accounts consisting of the same);

     (d) certificates of deposit or repurchase certificates issued by financial institutions acceptable to the Agent (or investments or money market accounts consisting of the same), all of the foregoing b, c and d not having a maturity of more than one (1) year from the date of issuance thereof;

     (e) investments in Subsidiaries through which the Borrower invests in real estate assets permitted by this Agreement;

     (f) investments in Unconsolidated Affiliates that are engaged primarily in the business of investment in and operation of Industrial Buildings (valued at an amount equal to the Value of each Unconsolidated Affiliate's operating real estate assets multiplied by the Equity Percentage for that Unconsolidated Affiliate), so long as the aggregate amount of such investments described in this clause (f) does not exceed five percent (5%) of the Total Asset Value after giving effect to such investments;

     (g) loans, advances, and extensions of credit to Persons (who are not Affiliates of any Obligor) secured by valid and enforceable first priority liens on real estate so long as the aggregate amount does not exceed ten percent (10%) of Total Asset Value, after giving effect to such investments;

     (h) undeveloped land, so long as the aggregate Historical Value of such land does not exceed five percent (5%) of Total Asset Value, after giving effect to such investments;

     (i) investments in readily marketable securities (valued at the lower of cost or then market price) of another Person, not an Affiliate of any Obligor, traded on a national trading exchange, that is a real estate investment trust under Section 856(c)(1) of the Code, or that is a real estate operating company, so long as the aggregate amount of such investments does not exceed ten percent (10%) of Total Asset Value, after giving effect to such investments,

     (j) investments in Industrial Buildings;

     (k) investments in real estate assets that are being constructed or developed (including such assets that the Person has contracted to purchase and has no option to terminate without penalty) to be Industrial Buildings, but are not yet in operation, so long, as the total actual and budgeted cost of construction or development of such real estate assets (including such costs incurred and to be incurred by Unconsolidated Affiliates to the extent of the greater of (i) the Equity Percentage of the Borrower or any Subsidiary of the Borrower in the applicable Unconsolidated Affiliate times the total actual and budgeted cost of construction or development of the real estate asset or (ii) the Recourse Amount with respect to such Unconsolidated Affiliate related to the applicable real estate asset), in the aggregate, at that time does not exceed fifteen percent (15%) of the Total Asset Value after giving effect to such investments; and

     (l) investments in income producing operating Property other than Industrial Buildings, so long as the aggregate Value of such investments does not exceed fifteen percent (15%) of the Total Asset Value after giving effect to such investments.

The Borrower will not mortgage, pledge, hypothecate or encumber in any manner the loans, advances or extensions of credit made pursuant to Section 6.6(g) or the securities held pursuant to Section 6.6(i). In addition to the limitations set forth above, in no event shall the aggregate value of all of the investments permitted under Sections 6.6(f), (g), (h) and (i), exceed twenty-five percent (25%) of the Total Asset Value, after giving effect to such investments. The calculation of the limitation pursuant to the preceding sentence will be made without duplication if a loan or investment shall be included in more than one category described in this Section 6.6.

     6.7 Limiting Agreements. Neither Borrower nor any of its Subsidiaries has entered into, and after the date hereof, neither Borrower nor any of its Subsidiaries shall enter into, any Limiting Agreements for assets in the Pool.

     6.8 Restricted Payments. EastGroup Properties, Inc. will not make any Restricted Payment during any calendar quarter which, when added to all Restricted Payments made during the three (3) immediately preceding calendar quarters, (a) exceeds ninety percent (90%) of the Funds From Operations during the immediately preceding four (4) calendar quarters, or (b) exceeds one hundred percent (100%) of the Funds Available for Distribution during the immediately preceding four (4) calendar quarters; provided that the foregoing shall not prohibit EastGroup Properties, Inc. from (x) making the minimum amount of Restricted Payments required to be made in order for EastGroup Properties, Inc. to comply with the provisions of Section 5.11, or (y) issuing stock in EastGroup Properties, Inc. to a transferor (not an Affiliate of any Obligor) of Property to the Borrower as a result of said transferor's election to convert partnership interests in Operating Partnership to stock in EastGroup Properties, Inc. pursuant to agreements with said transferor allowing said conversion as a portion of the consideration for the transfer. Notwithstanding the foregoing, after the occurrence of an Event of Default, EastGroup Properties, Inc. will not make any Restricted Payment except as required by clause (x) above. For purposes of this provision "Restricted Payment" means (i) any dividend or other distribution on any shares of a Person's capital stock (except dividends payable solely in shares of its capital stock or in rights to subscribe for or purchase shares of its capital stock) or (ii) any payment on account of the purchase, redemption, retirement or acquisition of (x) any shares of a Person's capital stock or (y) any option, warrant or other right to acquire shares of a Person's capital stock.

     6.9 Securities Act of 1933. Neither the Borrower nor any agent acting for it will take any action which would subject the sale of the Notes to the provisions of Section 5 of the Securities Act of 1933, as amended.

     6.10  Subsidiaries.  The Borrower  will not acquire or form any  Subsidiary
(excluding wholly-owned Subsidiaries which have executed and delivered a Guaranty) which individually or in the aggregate with all other Subsidiaries would own more than ten percent (10%) in value of the Borrower's and the Subsidiaries' consolidated assets as determined in accordance with Generally Accepted Accounting Principles. To the extent that any wholly-owned Subsidiary executes and delivers a Guaranty, such Guaranty shall be delivered in Proper Form to the Agent, together with such Subsidiary's Organizational Documents and current certificates of existence and good standing for the state in which it is organized and such Guaranty must remain in full force and effect.

7. Events of Default and Remedies.

     7.1. Events of Default. If any of the following events shall occur, then, as to the events described in, Sections 7.1(b), (c), and (d), if the event has not been waived, cured or remedied within twenty (20) days after the Agent gives the Borrower written notice of such event, at any time thereafter, and as to all of the other events described herein, at any time, the Agent may, or, at the request of the Majority Lenders, shall do any or all of the following, provided that the declaration described in (1) below and the termination described in (2) below shall be deemed to have been made immediately upon the occurrence of any event described in Sections 7.1(g) or (h); (1) without notice to the Borrower, declare the Notes to be, and thereupon the Notes shall forthwith become, immediately due and payable, together with all accrued interest thereon, without notice of any kind, notice of acceleration or of intention to accelerate, presentment and demand or protest, all of which are hereby expressly waived; (2) without notice to the Borrower, terminate the Total Commitment; (3) exercise, as may any other Lender, its rights of offset against each account and all other Property of the Borrower in the possession of the Agent or any such Lender, which right is hereby granted by the Borrower to the Agent and each Lender; and
(4) exercise any and all other rights pursuant to the Credit Documents:

          (a) The Borrower shall fail to pay or prepay any principal of or interest on the Notes, any reimbursement obligation with respect of an LC Disbursement, or any fee or any other obligation hereunder when due; or

          (b) Any Obligor shall fail to pay when due, or within any applicable period of grace, any principal of or interest on any other Indebtedness in excess of $5,000,000.00; or

          (c) Any written representation or warranty made in any Credit Document by or on behalf of any Obligor, when taken as a whole shall prove to have been incorrect, false or misleading in any material respect; or

          (d) Default shall occur in the punctual and complete performance of any covenant of the Borrower or any other Person other than the Agent or the Lenders contained in any Credit Document not specifically set forth in this Section; or

          (e) A final judgment or judgments in the aggregate for the payment of money in excess of $5,000,000.00 shall be rendered against any Obligor and the same shall remain undischarged for a period of thirty (30) days during which execution shall not be effectively stayed; or

          (f) Any order shall be entered in any proceeding against any Obligor decreeing the dissolution, liquidation or split-up thereof, and such order shall remain in effect for more than thirty (30) days; or

          (g) Any Obligor shall make a general assignment for the benefit of creditors or shall petition or apply to any tribunal for the appointment of a trustee, custodian, receiver or liquidator of all or any substantial part of its business, estate or assets or shall commence any proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect; or

          (h) Any such petition or application shall be filed or any such proceeding shall be commenced against any Obligor and such Person by any act or omission shall indicate approval thereof, consent thereto or acquiescence therein, or an order shall be entered appointing a trustee, custodian, receiver or liquidator of all or any substantial part of the assets of any Obligor or granting relief to any Obligor or approving the petition in any such proceeding, and such order shall remain in effect for more than ninety (90) days; or

          (i) Any Obligor shall fail generally to pay its debts as they become due or suffer any writ of attachment or execution or any similar process to be issued or levied against it or any substantial part of its Property which is not released, stayed, bonded or vacated within thirty (30) days after its issue or levy; or

          (j) Any Obligor shall have concealed, removed, or permitted to be concealed or removed, any part of its Property, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a transfer of any of its Property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; or shall have made any transfer of its Property to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid; or

          (k) Any Change of Control shall occur.

     7.2 Actions in Respect of Letters of Credit.

     (a) If, at any time and from time to time, any Letter of Credit shall have been issued hereunder and an Event of Default shall have occurred and be continuing, then, upon the occurrence and during the continuation thereof, the Agent may, and upon the demand of the Majority Lenders shall, whether in addition to the taking by the Agent of any of the actions described in Section
7.1 or otherwise, make a demand upon the Borrower to, and forthwith upon such demand (but in any event within ten (10) days after such demand) the Borrower shall pay to the Agent, on behalf of the Lenders, in same day funds at the Agent's office designated in such demand, for deposit in a special cash collateral account (the "Letter of Credit Collateral Account") to be maintained in the name of the Agent (on behalf of the Lenders) and under its sole dominion and control at such place as shall be designated by the Agent, an amount equal to the amount of the LC Exposure under the Letters of Credit. Interest shall accrue on the Letter of Credit Collateral Account at a rate equal to the rate on overnight funds.

     (b) The Borrower hereby pledges, assigns and grants to the Agent, as administrative agent for its benefit and the ratable benefit of the Lenders a lien on and a security interest in, the following collateral (the "Letter of Credit Collateral"):

          (i) the Letter of Credit Collateral Account, all cash deposited therein and all certificates and instruments, if any, from time to time representing or evidencing the Letter of Credit Collateral Account;

          (ii) all notes, certificates of deposit and other instruments from time to time hereafter delivered to or otherwise possessed by the Agent for or on behalf of the Borrower in substitution for or in respect of any or all of the then existing Letter of Credit Collateral;

          (iii) all interest, dividends, cash, instruments and other property from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the then existing Letter of Credit Collateral; and

          (iv) to the extent not covered by the above clauses, all proceeds of any or all of the foregoing Letter of Credit Collateral.

The lien and security interest granted hereby secures the payment of all obligations of the Borrower now or hereafter existing hereunder and under any other Credit Document.

     (c) The Borrower hereby authorizes the Agent for the ratable benefit of the Lender to apply, from time to time after funds are deposited in the Letter of Credit Collateral Account, funds then held in the Letter of Credit Collateral Account to the payment of any amounts, in such order as the Agent may elect, as shall have become due and payable by the Borrower to the Lenders in respect of the Letters of Credit.

     (d) Neither the Borrower nor any Person claiming or acting on behalf of or through the Borrower shall have any right to withdraw any of the funds held in the Letter of Credit Collateral Account, except as provided in Section 7.2(h) hereof.

     (e) The Borrower agrees that it will not (i) sell or otherwise dispose of any interest in the Letter of Credit Collateral or (ii) create or permit to exist any lien, security interest or other charge or encumbrance upon or with respect to any of the Letter of Credit Collateral, except for the security interest created by this Section 7.2.

     (f) If any Event of Default shall have occurred and be continuing:

          (i) The Agent may, in its sole discretion without notice to the Borrower except as required by law and at any time from time to time, charge, set off or otherwise apply all or any part of first, (x) to amounts previously drawn on any Letter of Credit that have not been reimbursed by the Borrower and (y) any LC Exposure described in the definition thereof that is then due and payable and second, to any other unpaid Obligations then due and payable against the Letter of Credit Collateral Account or any part thereof, in such order as the Agent shall elect. The rights of the Agent under this Section 7.2 are in addition to any rights and remedies which any Lender may have.

          (ii) The Agent may also exercise, in its sole discretion, in respect of the Letter of Credit Collateral Account, in addition to the other rights and remedies provided herein or otherwise available to it, all the rights and remedies of a secured party upon default under the Uniform Commercial Code in effect in the Commonwealth of Pennsylvania at that time.

     (g) The Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Letter of Credit Collateral if the Letter of Credit Collateral is accorded treatment substantially equal to that which the Agent accords its own property, it being understood that, assuming such treatment, the Agent shall not have any responsibility or liability with respect thereto.

     (h) At such time as all Events of Default have been cured or waived in writing, all amounts remaining in the Letter of Credit Collateral Account shall be promptly returned to the Borrower. Absent such cure or written waiver, any surplus of the funds held in the Letter of Credit Collateral Account and remaining after payment in full of all of the Obligations of the Borrower hereunder and under any other Credit Document after the Maturity Date shall be paid to the Borrower or to whomsoever may be lawfully entitled to receive such surplus.

     7.3 Allocation of Proceeds. If an Event of Default shall have occurred and be continuing, all payments received by the Agent under any of the Credit Documents in respect of any principal of or interest on the Obligations or any other amounts payable by the Borrower hereunder or thereunder, shall be applied by the Agent in the following order and priority:

     (a) amounts due to the Agent and the Lenders in respect of fees and expenses due under Section 5.10;

     (b)  payments  of the fees due to the Agent and the Lenders  under  Section
2.6;

     (c) payments of any amounts due to the Agent and the Lenders under Sections 3.5, 3.9 and 5.14;

     (d) payments of interest on the Loans to be applied for the ratable benefit of the Lenders;

     (e) payments of principal of the Loans to be applied for the ratable benefit of the Lenders;

     (f) payments of all other amounts due under any of the Credit Documents, if any, to be applied for the ratable benefit of the Lenders; and

     (g) any amount remaining after application as provided above, shall be paid to the Borrower or whomever else may be legally entitled thereto.

     7.4 Remedies Cumulative. No remedy, right or power conferred upon the Agent or the Lenders is intended to be exclusive of any other remedy, right or power given hereunder or now or hereafter existing at law, in equity, or otherwise, and all such remedies, rights and powers shall be cumulative.

8. The Agent.

     8.1 Appointment, Powers and Immunities. (a) Each Lender and the Issuing Bank hereby irrevocably appoints and authorizes the Agent to act as its agent hereunder and under the other Credit Documents with such powers as are specifically delegated to the Agent by the terms hereof and thereof, together with such other powers as are reasonably incidental thereto. The Agent (i) shall not have any duties or responsibilities except those expressly set forth in this Agreement and the other Credit Documents, and shall not by reason of this Agreement or any other Credit Document be a trustee for any Lender; (ii) shall not be responsible to any Lender for any recitals, statements, representations or warranties contained in this Agreement or any other Credit Document, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement or any other Credit Document, or for the value, validity, effectiveness, genuineness, enforceability, execution, filing, registration, collectibility, recording, perfection, existence or sufficiency of this Agreement or any other Credit Document or any other document referred to or provided for herein or therein or any property covered thereby or for any failure by any Party or any other Person to perform any of its obligations hereunder or thereunder, and shall not have any duty to inquire into or pass upon any of the foregoing matters; (iii) shall not be required to initiate or conduct any litigation or collection proceedings hereunder or any other Credit Document except to the extent requested by the Majority Lenders; (iv) SHALL NOT BE RESPONSIBLE FOR ANY MISTAKE OF LAW OR FACT OR ANY ACTION TAKEN OR OMITTED TO BE TAKEN BY IT HEREUNDER OR UNDER ANY OTHER CREDIT DOCUMENT OR ANY OTHER DOCUMENT OR INSTRUMENT REFERRED TO OR PROVIDED FOR HEREIN OR THEREIN OR IN CONNECTION HEREWITH OR THEREWITH, INCLUDING, WITHOUT LIMITATION, PURSUANT TO ITS OWN NEGLIGENCE, BUT NOT INCLUDING AND EXCEPT FOR THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE AGENT; (v) shall not be bound by or obliged to recognize any agreement among or between the Borrower, the Agent, any Lender and the Issuing Bank other than this Agreement and the other Credit Documents, regardless of whether the Agent has knowledge of the existence of any such agreement or the terms and provisions thereof; (vi) shall not be charged with notice or knowledge of any fact or information not herein set out or provided to the Agent in accordance with the terms of this Agreement or any other Credit Document; (vii) shall not be responsible for any delay, error, omission or default of any mail, telegraph, cable or wireless agency or operator; and (viii) shall not be responsible for the acts or edicts of any Governmental Authority. The Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

     (b) Without the prior written consent of Agent and all of the Lenders which are not Defaulting Lenders, Agent shall not (i) modify or amend in any respect whatsoever the interest rate provisions of the Credit Documents, (ii) increase the Total Commitment above $175,000,000.00, except as provided in Section 2.7 hereof, (iii) extend the Maturity Date other than in accordance with the express provisions of the Credit Documents, (iv) extend or reduce the due date for or the amount of the scheduled payments of principal or interest on the Loans, the LC Disbursements, the Commitment Fee, the Letter of Credit Fee or the Extension Fee, (v) amend the definition of Majority Lenders or any requirement that certain actions be taken only with the consent of a certain number of the Lenders, (vi) release any Guarantor or any collateral for the Loans, (vii) modify or amend any provision of any Credit Document which by its terms requires the consent of all of the Lenders for amendment, (viii) subject to Section 5.15(d), amend the terms of Section 5.15, or (ix) amend the definition of Value. Any Extension Request submitted pursuant to Section 2.9(a) shall be subject to the approval of all of the Lenders, or, to the extent that Borrower complies with all of the requirements of Section 2.9(b), the Majority Lenders. From time to time upon Agent's request, each Lender shall execute and deliver such documents and instruments as may be reasonably necessary to enable Agent to effectively administer and service the Loan in its capacity as Agent and in the manner contemplated by the provisions of this Agreement. No amendment or agreement shall increase the Lender Commitment of any Lender without the written consent of such Lender.

     (c) All information provided to the Agent under or pursuant to the Credit Documents, and all rights of the Agent to receive or request information, or to inspect information or Property, shall be by the Agent on behalf of the Lenders and the Issuing Bank. If any Lender requests that it be able to receive or request such information, or make such inspections, in its own right rather than through the Agent, the Borrower will cooperate with the Agent and such Lender in order to obtain such information or make such inspection as such Lender may reasonably require.

     (d) The Borrower shall be entitled to rely upon a written notice or a written response from the Agent as being pursuant to concurrence or consent of the Majority Lenders unless otherwise expressly stated in the Agent's notice or response.

     8.2 Reliance. The Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telecopy, telegram or cable) reasonably believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel (which may be counsel for the Borrower), independent accountants and other experts selected by the Agent. The Agent shall not be required in any way to determine the identity or authority of any Person delivering or executing the same. As to any matters not expressly provided for by this Agreement or any other Credit Document, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and thereunder in accordance with instructions of the Majority Lenders, and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders. If any order, writ, judgment or decree shall be made or entered by any court affecting the rights, duties and obligations of the Agent under this Agreement or any other Credit Document, then and in any of such events the Agent is authorized, in its sole discretion, to rely upon and comply with such order, writ, judgment or decree which it is advised by legal counsel of its own choosing is binding upon it under the terms of this Agreement, the relevant Credit Document or otherwise; and if the Agent complies with any such order, writ, judgment or decree, then it shall not be liable to any Lender or to any other Person by reason of such compliance even though such order, writ, judgment or decree may be subsequently reversed, modified, annulled, set aside or vacated.

     8.3 Defaults. The Agent shall not be deemed to have constructive knowledge of the occurrence of a Default (other than the non-payment of principal of or interest on Loans) unless it has received notice from a Lender or the Borrower specifying such Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice of the occurrence of a Default, or whenever the Agent has actual knowledge of the occurrence of a Default, the Agent shall give prompt written notice thereof to the Lenders (and shall give each Lender prompt notice of each such non-payment). The Agent shall (subject to Section 8.7 hereof) take such action with respect to such Default as shall be directed by the Majority Lenders and within its rights under the Credit Documents and at law or in equity, provided that, unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, permitted hereby with respect to such Default as it shall deem advisable in the best interests of the Lenders and within its rights under the Credit Documents in order to preserve, protect or enhance the collectibility of the Loans, at law or in equity. Provided, however, that if there is an occurrence of an Event of Default, then in no event or under any circumstances shall any of the actions described in Sections 8.1(b)(i) through (ix) of this Agreement be taken, without in each instance the written consent of Agent and all of the Lenders other than any Defaulting Lender.

     8.4 Rights as a Lender. With respect to the Total Commitment and the Loans made, Agent, in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting in its agency capacity, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent may (without having to account therefor to any other Lender) as a Lender, and to the same extent as any other Lender, accept deposits from, lend money to and generally engage in any kind of banking, trust, letter of credit, agency or other business with the Borrower (and any of its Affiliates) as if it were not acting as the Agent but solely as a Lender. The Agent may accept fees and other consideration from the Borrower (in addition to the fees heretofore agreed to between the Borrower and the Agent) for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

     8.5 Indemnification. The Lenders agree to indemnify the Agent, its officers, directors, agents and Affiliates, ratably in accordance with each Lender's respective Percentage, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever (INCLUDING BUT NOT LIMITED TO, THE CONSEQUENCES OF THE NEGLIGENCE OF THE AGENT) which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement or any other Credit Document or any other documents contemplated by or referred to herein or therein, or the transactions contemplated hereby or thereby (including, without limitation, interest, penalties, reasonable attorneys' fees and amounts paid in settlement in accordance with the terms of this Section 8, but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents, INCLUDING BUT NOT LIMITED TO THE NEGLIGENCE OF THE AGENT, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified, or from the Agent's default in the express obligations of the Agent to the Lenders provided for in this Agreement. The obligations of the Lenders under this Section 8.5 shall survive the termination of this Agreement and the repayment of the Obligations.

     8.6 Non-Reliance on Agent and Other Lenders. Each Lender agrees that it has received current financial information with respect to the Obligors and that it has, independently and without reliance on the Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Obligors and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or any of the other Credit Documents. The Agent shall not be required to keep itself informed as to the performance or observance by any Party of this Agreement or any of the other Credit Documents or any other document referred to or provided for herein or therein or to inspect the properties or books of the Borrower or any Party except as specifically required by the Credit Documents. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Agent hereunder or the other Credit Documents, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Borrower or any other Party (or any of their affiliates) which may come into the possession of the Agent. Each Lender assumes all risk of loss in connection with its Percentage in the Loans to the full extent of its Percentage therein. The Agent assumes all risk of loss in connection with its Percentage in the Loans to the full extent of its Percentage therein.

     8.7 Failure to Act. Except for action expressly required of the Agent, as the case may be, hereunder, or under the other Credit Documents, the Agent shall in all cases be fully justified in failing or refusing to act hereunder and thereunder unless it shall receive further assurances to its satisfaction by the Lenders of their indemnification obligations under Section 8.5 hereof against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

     8.8 Resignation of Agent. Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving notice thereof to the Lenders and the Borrower. The Agent shall resign upon the request of the Majority Lenders to the extent that the Agent shall have committed any gross negligence or willful misconduct in the performance of its duties under this Agreement. Upon any such resignation, (i) the Majority Lenders without the consent of the Borrower shall have the right to appoint a successor Agent so long as such successor Agent is also a Lender at the time of such appointment and (ii) the Majority Lenders shall have the right to appoint a successor Agent that is not a Lender at the time of such appointment so long as the Borrower (if no Event of Default is then in existence) consents to such appointment (which consent shall not be unreasonably withheld). If no successor Agent shall have been so appointed by the Majority Lenders and accepted such appointment within 30 days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, and with the consent of the Borrower which shall not be unreasonably withheld, appoint a successor Agent. Any successor Agent shall be an Eligible Institution. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations as Agent thereafter arising hereunder and under any other Credit Documents, but shall not be discharged from any liabilities for its actions as Agent prior to the date of discharge. Such successor Agent shall promptly specify by notice to the Borrower its principal office referred to in Section 2.1 and Section 2.2 hereof. After any retiring Agent's resignation hereunder as Agent, the provisions of this
Section 8 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent.

     8.9 No Partnership. Neither the execution and delivery of this Agreement nor any of the other Credit Documents nor any interest the Lenders, the Agent or any of them may now or hereafter have in all or any part of the Obligations shall create or be construed as creating a partnership, joint venture or other joint enterprise between the Lenders or among the Lenders and the Agent. The relationship between the Lenders, on the one hand, and the Agent, on the other, is and shall be that of principals and agent only, and nothing in this Agreement or any of the other Credit Documents shall be construed to constitute the Agent as trustee or other fiduciary for any Lender or to impose on the Agent any duty, responsibility or obligation other than those expressly provided for herein and therein.

     8.10 Consents and Approvals. All communications from Agent to the Lenders requesting the Lenders' determination, consent, approval or disapproval (i) shall be given in the form of a written notice to each Lender, (ii) shall be accompanied by a description of the matter or item as to which such determination, approval, consent or disapproval is requested, or shall advise each Lender where such matter or item may be inspected, or shall otherwise describe the matter or issue to be resolved, (iii) shall include, if reasonably requested by a Lender and to the extent not previously provided to such Lender, written materials and a summary of all oral information provided to Agent by Borrower in respect of the matter or issue to be resolved, and (iv) shall include Agent's recommended course of action or determination in respect thereof. Each Lender shall reply promptly, but in any event within ten (10) Business Days after receipt of the request therefor from Agent (the "Lender Reply Period"). Unless a Lender shall give written notice to Agent that it objects to the recommendation or determination of Agent (together with a written explanation of the reasons behind such objection) within the Lender Reply Period, such Lender shall be deemed to have approved of or consented to such recommendation or determination. With respect to decisions requiring the approval of the Majority Lenders or all the Lenders, Agent shall submit its recommendation or determination for approval of or consent to such recommendation or determination to all Lenders and upon receiving the required approval or consent shall follow the course of action or determination of the Majority Lenders (and each non-responding Lenders shall be deemed to have concurred with such recommended course of action) or all the Lenders, as the case may be.

9. Miscellaneous.

     9.1 No Waiver, Amendments. No waiver of any Default shall be deemed to be a waiver of any other Default. No failure to exercise or delay in exercising any right or power under any Credit Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any further or other exercise thereof or the exercise of any other right or power. Except as may be prohibited by Section 8.1 hereof, no amendment, modification or waiver of any provision of any Credit Document shall be effective unless the same is in writing and signed by the Borrower and the Majority Lenders. No notice to or demand on the Borrower or any other Person shall entitle the Borrower or any other Person to any other or further notice or demand in similar or other circumstances.

     9.2 Notices. Any notice, request, demand, direction or other communication (for purposes of this Section 9.2 only, a "Notice") to be given to or made upon any party hereto under any provision of this Agreement shall be given or made by telephone or in writing (which includes by means of electronic transmission (i.e., "e-mail") or facsimile transmission or by setting forth such Notice on a site on the World Wide Web (a "Website Posting") if Notice of such Website Posting (including the information necessary to access such site) has previously been delivered to the applicable parties hereto by another means set forth in this Section 9.2) in accordance with this Section 9.2. Any such Notice must be delivered to the applicable parties hereto at the addresses and numbers set forth under their respective names on the signature pages hereof or in accordance with any subsequent unrevoked Notice from any such party that is given in accordance with this Section 9.2. Any Notice shall be effective:

     (a) In the case of hand-delivery, when delivered;

     (b) If given by mail, four days after such Notice is deposited with the United States Postal Service, with first-class postage paid, return receipt requested;

     (c) In the case of a telephonic Notice, when a party is contacted by the telephone, if delivery of such telephonic Notice is confirmed no later than the next Business Day by hand delivery, a facsimile or electronic transmission, a Website Posting or an overnight courier delivery of a confirmatory Notice (received at or before noon on such next Business Day);

     (d) In the case of a facsimile transmission, when sent to the applicable party's facsimile machine's telephone number, if the party sending such Notice receives confirmation of the delivery thereof from its own facsimile machine;

     (e) In the case of electronic transmission, when actually received;

     (f) In the case of a Website Posting, upon delivery of a Notice of such posting (including the information necessary to access such site) by another means set forth in this Section 9.2; and

     (g) If given by any other means (including by overnight courier), when actually received. Any Lender giving a Notice to an Obligor shall concurrently send a copy thereof to the Agent, and the Agent shall promptly notify the other Lenders of its receipt of such Notice.

     9.3 Venue. ALLEGHENY COUNTY, PENNSYLVANIA SHALL BE A PROPER PLACE OF VENUE TO ENFORCE PAYMENT OR PERFORMANCE OF THIS AGREEMENT AND THE OTHER CREDIT DOCUMENTS, UNLESS THE AGENT SHALL GIVE ITS PRIOR WRITTEN CONSENT TO A DIFFERENT VENUE. THE BORROWER HEREBY IRREVOCABLY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF THE STATE AND FEDERAL COURTS IN THE COMMONWEALTH OF PENNSYLVANIA AND AGREES AND CONSENTS THAT SERVICE OF PROCESS MAY BE MADE UPON IT IN ANY PROCEEDING ARISING OUT OF ANY OF THE CREDIT DOCUMENTS BY SERVICE OF PROCESS AS PROVIDED BY PENNSYLVANIA LAW. THE BORROWER HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY OF THE CREDIT DOCUMENTS IN THE COURT OF COMMON PLEAS OF ALLEGHENY COUNTY, PENNSYLVANIA, OR IN THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, PITTSBURGH DIVISION, AND HEREBY FURTHER IRREVOCABLY WAIVES ANY CLAIMS THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. THE BORROWER (A) AGREES TO DESIGNATE AND MAINTAIN AN AGENT FOR SERVICE OF PROCESS IN THE COMMONWEALTH OF PENNSYLVANIA IN CONNECTION WITH ANY SUCH SUIT, ACTION OR PROCEEDING AND TO DELIVER TO THE AGENT EVIDENCE THEREOF AND (B) IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OUT OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH SUIT, ACTION OR PROCEEDING BY NOTICE GIVEN AS PROVIDED FOR IN THIS AGREEMENT. NOTHING HEREIN SHALL AFFECT THE RIGHT OF THE AGENT OR THE LENDERS TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST THE BORROWER IN ANY JURISDICTION OR TO SERVE PROCESS IN ANY MANNER PERMITTED BY APPLICABLE LAW. THE BORROWER HEREBY IRREVOCABLY AGREES THAT ANY LEGAL ACTION OR PROCEEDING AGAINST THE AGENT OR ANY LENDER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR THE OTHER CREDIT DOCUMENTS SHALL BE BROUGHT AND MAINTAINED IN THE COURT OF COMMON PLEAS OF ALLEGHENY COUNTY, PENNSYLVANIA OR THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, PITTSBURGH DIVISION.

     9.4 Choice of Law. THIS AGREEMENT, THE NOTES AND THE OTHER CREDIT DOCUMENTS HAVE BEEN NEGOTIATED, EXECUTED AND DELIVERED IN THE COMMONWEALTH OF PENNSYLVANIA AND SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA, INCLUDING ALL APPLICABLE FEDERAL LAW, FROM TIME TO TIME IN FORCE IN THE COMMONWEALTH OF PENNSYLVANIA.

     9.5 Survival; Parties Bound; Successors and Assigns. (a) All representations, warranties, covenants and agreements made by or on behalf of the Borrower in connection herewith shall survive the execution and delivery of the Credit Documents, shall not be affected by any investigation made by any Person, and shall bind the Borrower and its successors, trustees, receivers and assigns and inure to the benefit of the successors and assigns of the Agent, the Lenders and the Issuing Bank (including any Affiliate of the Issuing Bank that issues any Letter of Credit); provided, however, that the Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Agent and all of the Lenders, and any such assignment or transfer without such consent shall be null and void.

     (b) Subject to Sections 9.5(d) and (e) of this Agreement, a Lender may assign part of its Lender Commitment to an Eligible Institution so long as such assignment shall (i) include the voting rights and all other rights and obligations attributable thereto, and include a written assumption by the assignee of the assigning Lender's obligations under the Credit Documents, (ii) require the written consent of the Borrower (so long as no Event of Default is then in existence) and the Agent (and in the case of an assignment of all or a portion of a Lender Commitment or any Lender's obligation in respect of its LC Exposure, the Issuing Bank), such consents not to be unreasonably withheld,
(iii) be in a minimum amount of $5,000,000.00 if assigned to a Person not already a Lender, (iv) not reduce the Lender's Lender Commitment to an amount less than $5,000,000.00, and (v) include payment to the Agent by the Lender of a service fee for each assignment equal to $3,000.00.

     (c) Subject to Section 9.5(d) and (e) of this Agreement, a Lender may sell participating interests in any of its Loans to (i) an Eligible Institution so long as such participation shall (A) limit the voting rights of the participant, if any, to the ability to vote for changes in the amount of the Total Commitment, the interest rate on the Loans, the amount of the Commitment Fee, the Letter of Credit Fee or the Extension Fee, the requirements for Guaranties and for collateral, and the Maturity Date, and (B) require written notice to the Agent and the Borrower but not any consent of the Agent, the Borrower or any other Lender; and (ii) any Person formed to hold Eurodollar Rate Borrowings for specific Interest Periods, with liquidity and credit support provided by the participating Lender, so long as such participation shall convey no voting rights to the participant. In connection with any sale of a participating interest made in compliance with this Agreement, (i) the participating Lender shall continue to be liable for its Lender Commitment and its other obligations under the Credit Documents, (ii) the Agent, the Borrower and the other Lenders shall continue to deal solely and directly with the participating Lender in connection with such Lender's rights and obligations under the Credit Documents, and (iii) the participant may not require the participating Lender to take or refrain from taking any action under the Credit Documents that is in conflict with the terms and provisions of the Credit Documents.

     (d) A Lender may assign all or any part of its Loans, participations in Letters of Credit or its Lender Commitment or its Lender Commitment to an Affiliate of the Lender without written consent of the Agent and the Borrower.

     (e) Notwithstanding any provision hereof to the contrary, any Lender may assign and pledge all or any portion of its Lender Commitment and Loans to a Federal Reserve Bank; provided, however, that any such assignment or pledge shall not relieve such Lender from its obligations under the Credit Documents.

     (f) The term of this Agreement shall be until the final maturity of the Notes and the payment of all amounts due under the Credit Documents.

     9.6 Counterparts. This Agreement may be executed in several identical counterparts, and by the parties hereto on separate counterparts, and each counterpart, when so executed and delivered, shall constitute an original instrument, and all such separate counterparts shall constitute but one and the same instrument.

     9.7 Usury Not Intended; Refund of Any Excess Payments. It is the intent of the parties in the execution and performance of this Agreement to contract in strict compliance with the usury laws of the Commonwealth of Pennsylvania and the United States of America from time to time in effect. In furtherance thereof, the Agent, the Lenders and the Borrower stipulate and agree that none of the terms and provisions contained in this Agreement or the other Credit
Documents shall ever be construed to create a contract to pay for the use, forbearance or detention of money with interest at a rate in excess of the Ceiling Rate and that for purposes hereof "interest" shall include the aggregate of all charges which constitute interest under such laws that are contracted for, reserved, taken, charged or received under this Agreement. In determining whether or not the interest paid or payable, under any specific contingency, exceeds the Ceiling Rate, the Borrower, the Agent and the Lenders shall, to the maximum extent permitted under applicable law, (a) characterize any nonprincipal payment as an expense, fee or premium rather than as interest, (b) exclude voluntary prepayments and the effects thereof, and (c) "spread" the total amount of interest throughout the entire contemplated term of the Loans. The provisions of this paragraph shall control over all other provisions of the Credit Documents which may be in apparent conflict herewith.

     9.8 Captions. The headings and captions appearing in the Credit Documents have been included solely for convenience and shall not be considered in construing the Credit Documents.

     9.9 Severability. If any provision of any Credit Documents shall be invalid, illegal or unenforceable in any respect under any applicable law, the validity, legality and enforceability of the remaining provisions shall not be affected or impaired thereby.

     9.10 Disclosures. Every reference in the Credit Documents to disclosures of the Borrower to the Agent and the Lenders in writing, to the extent that such references refer to disclosures at or prior to the execution of this Agreement, shall be deemed strictly to refer only to written disclosures delivered to the Agent and the Lenders in an orderly manner concurrently with the execution hereof.

     9.11 Entire Agreement. THIS AGREEMENT AND THE OTHER CREDIT DOCUMENTS TOGETHER CONSTITUTE A WRITTEN AGREEMENT AND REPRESENT THE FINAL AGREEMENT
BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     9.12. Waiver of Jury Trial. THE BORROWER, THE AGENT AND THE LENDERS WAIVE THE RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, OR RELATED TO, THE SUBJECT MATTER OF THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR ANY OF THE TRANSACTIONS RELATED TO ANY OF THE CREDIT DOCUMENTS. THIS WAIVER IS KNOWINGLY, INTENTIONALLY AND VOLUNTARILY MADE BY BORROWER, THE AGENT AND THE LENDERS AND BORROWER, THE AGENT AND THE LENDERS ACKNOWLEDGE THAT NONE OF THE THEM NOR ANY PERSON ACTING ON BEHALF OF ANY OF THEM HAS OR HAVE MADE ANY REPRESENTATIONS OF FACT TO INDUCE THIS WAIVER OF TRIAL BY JURY OR IN ANY WAY TO MODIFY OR NULLIFY ITS EFFECT. THE BORROWER, THE AGENT AND THE LENDERS FURTHER ACKNOWLEDGE THAT EACH OF THEM HAS BEEN REPRESENTED (OR HAS HAD THE OPPORTUNITY TO BE REPRESENTED) IN THE SIGNING OF THIS AGREEMENT AND IN THE MAKING OF THIS WAIVER BY INDEPENDENT LEGAL COUNSEL, SELECTED BY ITS OWN FREE WILL, AND THAT EACH OF THEM HAS HAD THE OPPORTUNITY TO DISCUSS THIS WAIVER WITH COUNSEL. THE BORROWER, THE AGENT AND THE LENDERS AGREE THAT THE OBLIGATIONS EVIDENCED BY THIS AGREEMENT ARE EXEMPTED TRANSACTIONS UNDER THE TRUTH-IN-LENDING ACT, 15 U.S.C.
SECTION  1601,  ET  SEQ.  THE  BORROWER,  THE  AGENT  AND  THE  LENDERS  FURTHER
ACKNOWLEDGE THAT EACH OF THEM HAS READ AND UNDERSTANDS THE MEANING OF THIS WAIVER PROVISION.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.

                                     EASTGROUP PROPERTIES, L.P.,
                                     a Delaware limited partnership

                                     By:      EastGroup Properties General
                                              Partners, Inc., General Partner


                                              By:  /s/ N. KEITH MCKEY
                                              Name:    N. Keith McKey
                                              Title:   Chief Financial Officer


                                              By:  /s/ BRUCE CORKERN
                                              Name:    Bruce Corkern
                                              Title:   Controller


                                     EASTGROUP PROPERTIES, INC.


                                     By: /s/ N. KEITH MCKEY
                                     Name:   N. Keith McKey
                                     Title:  Chief Financial Officer


                                     By: /s/ BRUCE CORKERN
                                     Name:   Bruce Corkern
                                     Title:  Controller

                                     Address:
                                     188 East Capitol Street, Suite 300
                                     Jackson, Mississippi 39201
                                     Attention: Chief Financial Officer

Lender Commitment: $20,500,000       PNC BANK, NATIONAL ASSOCIATION,
Percentage: 11.714286%               as Administrative Agent and as a Lender


                                     By: /s/ WAYNE P. ROBERTSON
                                     Name:   Wayne P. Robertson
                                     Title:  Vice President

                                     Address:
                                     One PNC Plaza
                                     249 Fifth Avenue
                                     Mail Stop:  P1-POPP-19-2
                                     Pittsburgh, PA  15222
                                     Attention:  Wayne P. Robertson

                                     Telephone No.: 412-762-8452
                                     Telecopy No.:   412-762-6500
                                     E-Mail:  wayne.robertson@pnc.com

                                     With a copy to:

                                     One PNC Plaza
                                     249 Fifth Avenue
                                     Mail Stop:  P1-POPP-22-1
                                     Pittsburgh, PA  15222
                                     Attention:  Lisa Pierce

                                     Telephone No.: 412-762-6442
                                     Telecopy No.:   412-762-8672
                                     E-Mail: lisa.pierce@pnc.com

Lender Commitment: $20,000,000       COMMERZBANK AKTIENGESELLSCHAFT,
Percentage: 11.428571%               NEW YORK BRANCH, as Syndication Agent and
                                     as a Lender


                                     By: /s/ DOUGLAS P. TRAYNOR
                                     Name:   Dougls P. Traynor
                                     Title:  Senior Vice President


                                     By: /s/ RALPH C. MARRA
                                     Name:   Ralph C. Marra
                                     Title:  Vice President

                                     Address:

                                     Two World Financial Center
                                     New York, NY  10028
                                     Attn:  Ralph Marra

                                     Telephone No.: 732-747-5727
                                     Telecopy No: 520-833-4348
                                     E-Mail: ralph.marra@verizon.net
                                             rmarra@cbkna.com

Lender Commitment: $20,000,000       SOUTHTRUST BANK, as Co-Syndication
Percentage: 11.428571%               Agent and as a Lender


                                     By: /s/ SIDNEY CLAPP
                                     Name:   Sidney Clapp
                                     Title:  Loan Officer

                                     Address:

                                     Corporate Banking
                                     420 North 20th Street, 11th Floor
                                     Mail Code: A-001-TR-1105
                                     Birmingham, AL  35203
                                     Attn:  Sidney Clapp

                                     Telephone No.:  205-254-4183
                                     Telecopy No:  205-254-8270
                                     E-Mail: sidney.clapp@southtrust.com

Lender Commitment: $20,000,000       U.S. BANK NATIONAL ASSOCIATION,
Percentage: 11.428571%               as Documentation Agent and as a Lender


                                     By: /s/ MAUREEN A. DUNNE
                                     Name:   Maureen A. Dunne
                                     Title:  Senior Vice President

                                     Address:

                                     425 Walnut Street, 10th Floor
                                     Mail Code: CN-WN-10CR
                                     Cincinnati, OH  45202
                                     Attn:  Maureen A. Dunne

                                     Telephone No.:  513-632-3903
                                     Telecopy No.:  513-632-5590
                                     E-Mail: maureen_dunne@firstar.com

Lender Commitment: $20,000,000       WELLS FARGO BANK, NATIONAL
Percentage: 11.428571%               ASSOCIATION, as Co-Documentation
                                     Agent and as a Lender


                                     By:  /s/ C. JACKSON HOOVER
                                     Name:    C. Jackson Hoover
                                     Title:   Vice President

                                     Address:

                                     2859 Paces Ferry Road, Suite 1805
                                     Atlanta, GA  30339
                                     Attn:  Kerry Richards

                                     Telephone No.:  770-319-5220
                                     Telecopy No.:  770-435-2262
                                     E-Mail:  richarke@wellsfargo.com

Lender Commitment:  $20,500,000      AMSOUTH BANK, as Managing Agent
Percentage: 11.714286%               and as a Lender


                                     By: /s/ MARK W. MCDOWELL
                                     Name:   Mark W. McDowell
                                     Title:  Vice President

                                     Address:

                                     1900 Fifth Avenue North
                                     Commercial Real Estate, AST9
                                     Birmingham, AL  35203
                                     Attn:  Brian Coffee

                                     Telephone No.:  205-801-0335
                                     Telecopy No.: 205-326-5715
                                     E-Mail:  brian.coffee@amsouth.com

Lender Commitment: $20,000,000       SUNTRUST BANK, as a Lender
Percentage: 11.428571%


                                     By: /s/ STEPHEN C. BRILL
                                     Name:   Stephen C. Brill
                                     Title:  Vice President

                                     Address:

                                     8245 Boone Boulevard, Suite 820
                                     Vienna, VA  22182
                                     Attn:  Stephen C. Brill

                                     Telephone No.:  703-902-9041
                                     Telecopy No:  703-902-9190
                                     E-Mail:  stephen.brill@suntrust.com

Lender Commitment: $16,000,000       COMPASS BANK, as a Lender
Percentage:   9.142858%


                                     By: /s/ JOHANNA DUKE PALEY
                                     Name:   Johanna Duke Paley
                                     Title:  Senior Vice President

                                     Address:

                                     15 South 20th Street, 15th Floor
                                     Birmingham, AL  35233
                                     Attn:  Jo Paley

                                     Telephone No.:  205-297-3851
                                     Telecopy No:  205-297-7994
                                     E-Mail:  mjd@compassbnk.com

Lender Commitment: $11,000,000       TRUSTMARK NATIONAL BANK, as a
Percentage: 6.285715%                Lender


                                     By: /s/ HEATHER JARRATT
                                     Name:   Heather Jarratt
                                     Title:  Commercial Real Estate Officer

                                     Address:

                                     248 E. Capitol Street, Suite 800
                                     Jackson, MS  39201
                                     Attn:  Heather Jarratt

                                     Telephone No.:  601-592-7838
                                     Telecopy No.:  601-949-6823
                                     E-Mail:  hjarratt@trustmark.com

Lender Commitment: $7,000,000        FIRST TENNESSEE BANK NATIONAL
Percentage: 4.000000%                ASSOCIATION, as a Lender


                                     By: /s/ LEE HUNTER
                                     Name:   Lee Hunter
                                     Title:  Vice President

                                     Address:

                                     Commercial Real Estate
                                     165 Madison Avenue, 10Th Floor
                                     Memphis, TN  38103
                                     Attn:  Lee Hunter

                                     Telephone No.:  901-523-4049
                                     Telecopy No.: 901-523-4032
                                     E-Mail:  jlhunter@ftb.com

                                                 SCHEDULE I


                                                   TABLE 1


  TOTAL LIABILITIES TO
 TOTAL ASSET VALUE RATIO                           APPLICABLE MARGIN              COMMITMENT FEE RATE
---------------------------------------------------------------------------------------------------------
                                          EURODOLLAR RATE       BASE RATE
                                             BORROWING          BORROWING
---------------------------------------------------------------------------------------------------------
Less than or equal to 30%                      1.05%                     0               0.15%

Greater than 30% but less than or              1.15%                     0              0.175%
equal to 40%

Greater than 40% but less than or              1.25%                     0               0.20%
equal to 50%

Greater than 50% but less than or              1.40%                     0               0.25%
equal to 55%


                                                 TABLE 2

        S&P RATING /
       MOODY'S RATING                   APPLICABLE MARGIN                COMMITMENT FEE RATE
------------------------------------------------------------------------------------------------------------------
                                EURODOLLAR RATE       BASE RATE
                                  BORROWING           BORROWING
-----------------------------------------------------------------------------------------------------------------
Better than or equal to            0.85%                  0                     0.15%
BBB+/Baal

BBB/Baa2                           1.05%                  0                     0.15%

BBB-/Baa3                          1.25%                  0                     0.20%

Worse than BBB-/Baa3               1.45%                  0                     0.25%

                                   SCHEDULE II

                                APPROVED MARKETS


1. Florida: Jacksonville, Tampa, Orlando, South Florida (Ft. Lauderdale, Pompano Beach, Palm Beach, Miami)
2.   Texas: Dallas, Houston, El Paso, Austin
3.   California:  Los Angeles,  San Diego,  Sacramento,  San Francisco Bay Area,
     Fresno
4.   Oklahoma: Oklahoma City, Tulsa
5.   Tennessee: Memphis
6.   Arizona: Phoenix, Tucson
7.   Colorado: Denver
8.   Louisiana: New Orleans
9.   Mississippi: Jackson
10.  Nevada: Las Vegas
11.  Utah: Salt Lake City

                              OFFICER'S CERTIFICATE

     EastGroup Properties, L.P. and EastGroup Properties, Inc., jointly and severally (collectively, the "Borrower"), PNC Bank, National Association, as Agent (the "Agent") and certain other Lenders (the "Lenders") entered into that certain Credit Agreement (as amended, supplemented and restated from time to time, the "Agreement") dated as of January 8, 2002. Any term used herein and not otherwise defined shall have the meaning ascribed to it in the Agreement.

     The undersigned, as an officer of the General Partner of EastGroup Properties, L.P. certifies that:

     I. I am the _______________ of the General Partner of EastGroup Properties, L.P.

     II. The attached financial statements were prepared in conformity with generally accepted accounting principles consistently applied (except for the omission of footnote disclosures and appropriately disclosed consistency exceptions) and present fairly the financial position of the Borrower as of the date thereof and the results of its operations for the period covered thereby subject to normal year-end adjustments.

     III. As of the end of the period covered by the attached financial statements dated _____________:


     1.    Tangible Net Worth Calculation:


     (a)   Assets                                                      $________
     (b)   Liabilities and intangibles                                 $________
     (c)   Tangible Net Worth ((a) - (b))                              $________
           (must be at least $270,000,000.00 plus 85% of net
           issuance proceeds)

     2.    Interest Coverage Ratio

     (a)   Borrower's EBITDA                                           $________
     (b)   Interest Expense                                            $________
     (c)   Interest Coverage Ratio                                      ____:1.0
           (must be not less than 2.25: 1.0)

     3.    Fixed Charge Coverage Ratio Calculation:

     (a)   Borrower's EBITDA                                           $________

                                     EXHIBIT A

     (b)   Unit Capital Expenditures                                   $________
           (attach daily average calculation)
     (c)   (a) - (b)                                                   $________
     (d)   Principal paid and payable, plus Interest Expense,          $________
           plus amounts paid and payable on preferred stock
     (e)   Fixed Charge Coverage Ratio ((c) to (d))                     ____:1.0
           (must be not less than 1.50: 1.0)

     4.    Total Liabilities to Total Asset Value Ratio Calculation:

     (a)   Total Liabilities                                           $________
     (b)   Net Operating Income for properties that have reached the
           Stabilization Date and owned during the full period         $________
     (c)   Unit Capital Expenditure                                    $________
     (d)   (b) - (c) / 0.0925                                          $________
     (e)   Historical Value of properties acquired during the
           period or that have been constructed but not
           reached the Stabilization Date                              $________
     (f)   Value ((d) + (e))                                           $________
     (g)   Cash and cash equivalents excluding tenant
           security and other restricted deposits                      $________
     (h)   Investments in Unconsolidated Affiliates (limited to
           5% of Total Asset Value)                                    $________
     (i)   Investments in marketable securities of other REITs
           (limited to 10% of Total Asset Value)                       $________
     (j)   Investments in real estate assets being constructed
           or developed (cost limited to 10% of Total Asset Value)     $________
     (k)   Investments in first lien loans (limited to 10% of Total
           Asset Value)                                                $________
     (1)   Total Asset Value ((f) + (g) + (h) + (i) + (j) + (k))       $________
     (m)   Total Liabilities to Total Asset Value Ratio                 _______%
           (as a percentage, (a)/(l))
           (must be no greater than 55%)

     5.    Secured Debt to Total Asset Value Ratio

     (a)   Indebtedness secured by a Lien
           And Subsidiary Indebtedness                                 $________
     (b)   Total Asset Value                                           $________
     (c)   Secured Debt to Total Asset Value Ratio                      _______%
           (must be no greater than 40%)

                                    EXHIBIT A

     6.    Unhedged Variable Rate Debt to Total Asset
           Value Ratio Calculation:

     (a)   Indebtedness not subject to interest rate protection        $________
           agreement
     (b)   Total Asset Value                                           $________
     (c)   Unhedged Variable Rate Debt to Total Asset Value Ratio       _______%
           ((a) to (b)) (must be no greater than 30%)

     7.    Unencumbered Interest Coverage Ratio

     (a)   Net Operating Income for Property
           that is not subject to any Lien                             $________
     (b)   Unsecured Interest Expense                                  $________
     (c)   Unencumbered Interest Coverage Ratio ((a) to (b))            ____:1.0
           (must be not less than 2.00: 1.00)

     8.    Asset Maintenance Calculation

     (a)   Value of Pool (attach list of each Property)
           (must equal at least 8(c))                                  $________
     (b)   Outstanding unsecured Indebtedness                          $________
                                                                          x 2.00
     (c)   Minimum Value of Pool                                       $________

     9.    Restricted Payments

     (a)   Restricted Payments for preceding                           $________
           4 quarters (cannot exceed 90% of (b)
           or 100% of (c))
     (b)   Funds from Operations                                       $________
     (c)   Funds Available for Distribution                            $________

     10. Limitation on recourse Secured Debt to no more than $50,000,000.00

           Amount:                                                     $________

                                     EXHIBIT A

     11.   Limitation on investments in Unconsolidated
           Affiliates to no more than 5% of Total Asset
           Value

     (a)   Amount                                                      $________
     (b)   Percentage of Total Asset Value                              _______%

     12. Limitation on mortgages receivable to no more than 10% of Total Asset Value

     (a)   Amount                                                      $________
     (b)   Percentage of Total Asset Value                              _______%

     13. Limitation on undeveloped land to no more than 5% of Total Asset Value

     (a)   Amount                                                      $________
     (b)   Percentage of Total Asset Value                              _______%

     14.   Limitation on investments in securities of other
           REITs and real estate operating companies to no more than 10% of Total Asset Value

     (a)   Amount                                                      $________
     (b)   Percentage of Total Asset Value                              _______%

     15. Limitation on investments in properties under development to no more than 15% of Total
           Asset Value

     (a)   Total actual and budgeted cost of construction
           and development                                             $________
     (b)   Percentage of Total Asset Value                              _______%

     16. Limitation on investments in non-industrial buildings to no more than 15% of Total Asset Value

     (a)   Amount                                                      $________
     (b)   Percentage of Total Asset Value                              _______%

                                     EXHIBIT A
                                    Page 4 of 6


     17. Limitation on Repurchase of EastGroup Shares to no more than 15% of Net Worth in a Calendar Year

     (a)   Amount                                                      $________
     (b)   Percentage of Net Worth                                      _______%

     18.   Average Occupancy of Pool (cannot be less than 80%)

     (a)   Total amount of leased and occupied space in Pool           $________
     (b)   Total amount of space in Pool                               $________
     (c)   (a) divided by (b)                                           _______%

     19. Aggregate Limitation of Investments to no more than 25% of Total Asset Value

     (a)   Amount of investments pursuant to Section 6.6(f), (g),
           (h) and (i)                                                 $________
     (b)   Percentage of Total Asset Value                              _______%

     IV. Attached hereto is a statement of Funds From Operations for the Borrower as of the most recent date required by the Agreement.

     V. A review of the activities of the Borrower during the period covered by the attached financial statements has been made under my supervision and with a view to determining whether during such period the Borrower has kept, observed, performed and fulfilled all of its obligations under the Agreement.

     VI. (Check either (a) or (b))

     [ ] (a) The Borrower has kept, observed, performed and fulfilled each and every one of its obligations under the Agreement during the period covered by the attached financial statements.

     [ ] (b) The Borrower has kept, observed, performed and fulfilled each and every one of its obligations under the Agreement during the period covered by the attached financial statements except for the following matters: [Describe all such defaults, specifying the nature, duration and status thereof and what action the Borrower has taken or proposes to take with respect thereto.]

Date:_______________, 200_                  _______________________________
                                            Name:__________________________


                                EXHIBIT A

                              POOL PROPERTY LIST

     List each property separately showing the Value and the components, and the Occupancy Level.

                                 EXHIBIT A

                                REQUEST FOR LOAN

                             Date: January __, 2002

PNC Bank, National Association, as Agent
One PNC Plaza, 249 Fifth Avenue
Mail Stop:  P1-POPP-19-2
Pittsburgh, PA  15222
("Lender")

RE: Request for Loan Under Credit Agreement (as amended from time to time, the "Credit Agreement") dated as of January 8, 2002, among EastGroup Properties, L.P. and EastGroup Properties, Inc., jointly and severally (collectively "Borrower"), the Agent and the Lenders as signatory to the Credit Agreement

Gentlemen:

     Borrower hereby requests [check as applicable] [ ] a conversion of an existing Loan as provided below, and/or [ ] an advance under the Credit Agreement, which is allowed pursuant to Section 5.9 of the Credit Agreement, in the amount of $_____________ [minimum of $1,000,000.00 and in multiples of $250,000.00].

         Maximum Principal Amount                                $175,000,000.00

         Less the amount outstanding under the
         Credit Agreement (including Swing Loans)               ($_____________)

         Less the LC Exposure                                   ($_____________)

         Available amount                                        $______________

         Less amount requested                                 ($______________)

         Amount remaining to be advanced                         $______________

         The advance or conversion is to be made as follows:
         A.   Base Rate Borrowing

              1.  Amount of Base Rate Borrowing:                $_______________
              2.  Date of Base Rate Borrowing                  ___________, 200_


                                     EXHIBIT B

         B.   Eurodollar Rate Borrowing:

              1.  Amount of Eurodollar Rate                        $________.___
                  Borrowing:

              2.  Amount of conversion of existing                 $________.___
                  Loan to Eurodollar Rate Borrowing:

              3.  Number of Eurodollar Rate                        _____________
                  Borrowing(s) now in effect:
                  [cannot exceed 5]

              4.  Date of Eurodollar Rate Borrowing               ________, 200_
                  or conversion:

              5.  Interest Period:                                 _____________

              6.  Expiration date of current Interest             ________, 200_
                  Period as to this conversion:

         C.   Swing Loan:

              1.  Amount of Swing Loan                            $_____________
                  (minimum of $_________ and in
                  multiples of $___________)

              2.  Date of Swing Loan                              ________, 200_

                                      EXHIBIT B

     Borrower hereby represents and warrants that the amounts set forth above are true and correct, that the amount above requested has actually been incurred, that the representations and warranties contained in the Credit Agreement are true and correct as if made as of this date, and that Borrower has kept, observed, performed and fulfilled each and every one of its obligations under the Credit Agreement as of the date hereof [except as follows:]

                                Very truly yours,

                                EASTGROUP PROPERTIES, L.P.,
                                a Delaware limited partnership

                                By: EastGroup Properties General Partners, Inc.,
                                    General Partner


                                    By:____________________________
                                    Name:__________________________
                                    Title:_________________________


                                    By:____________________________
                                    Name:__________________________
                                    Title:_________________________


                                EASTGROUP PROPERTIES, INC.

                                By:_______________________________
                                Name:_____________________________
                                Title:____________________________


                                EXHIBIT B
                               Page 3 of 3

                                PROMISSORY NOTE


$[____________]                                               ____________, 200_


     FOR  VALUE  RECEIVED  EASTGROUP   PROPERTIES,   L.P.,  a  Delaware  limited
partnership and EASTGROUP PROPERTIES, INC., a Maryland corporation (herein collectively called "Maker"), jointly and severally promise to pay to the order of [_____________________], a [_____________] (___________, and any subsequent holder, being hereinafter called the "Payee"), at the offices of PNC Bank, National Association, a national banking association, as "Agent" under the Credit Agreement, at One PNC Plaza, 249 Fifth Avenue, Mail Stop P1-POPP-19-2, Pittsburgh, PA 15222, or at such other place as the Payee may hereafter designate in writing, in immediately available funds and in lawful money of the United States of America, the principal sum of [________________] Dollars ($[_____________]) (or the unpaid balance of all principal advanced against this Promissory Note (the "Note"), if that amount is less), together with interest on the unpaid principal balance of this Note from time to time outstanding at the Stated Rate and interest on all past due amounts, both principal and accrued interest, at the Past Due Rate; provided, that for the full term of this Note the interest rate produced by the aggregate of all sums paid or agreed to be paid to the Payee for the use, forbearance or detention of the debt evidenced hereby (including, but not limited to, all interest on this Note at the Stated
Rate) shall not exceed the Ceiling Rate.

     1. Definitions. Any terms not defined herein shall have the meaning given to them in the Credit Agreement dated of even date herewith among the Maker, the Agent, the Payee and certain other Lenders (as the same may be amended or modified, the "Credit Agreement").

     2. Rate Change Automatically and Without Notice. Without notice to Maker or any other person or entity and to the full extent allowed by applicable law from time to time in effect, the Prime Rate and the Ceiling Rate shall each automatically fluctuate upward and downward as and in the amount by which Agent's said prime rate, and such maximum nonusurious rate of interest permitted by applicable law, respectively, fluctuate.

     3. Calculation of Interest. Interest shall be computed for the actual number of days elapsed in a year (up to 365, or 366 in a leap year) deemed to consist of 360 days, unless the Ceiling Rate would thereby be exceeded, in which event, to the extent necessary to avoid exceeding the Ceiling Rate, interest shall be computed on the basis of the actual number of days elapsed in the applicable calendar year in which it accrued.

                                  EXHIBIT C

     4. Excess Interest Will be Refunded or Credited. If, for any reason whatever, the interest paid or received on this Note during its full term produces a rate which exceeds the Ceiling Rate, the Payee shall refund to the Maker or, at the Payee's option, credit against the principal of this Note such portion of that interest as shall be necessary to cause the interest paid on this Note to produce a rate equal to the Ceiling Rate.

     5. Interest Will Be Spread. All sums paid or agreed to be paid to the Payee for the use, forbearance or detention of the indebtedness evidenced hereby, to the extent permitted by applicable law and to the extent necessary to avoid violating applicable usury laws, shall be amortized, prorated, allocated and spread in equal parts throughout the full term of this Note, so that the interest rate is uniform throughout the full term of this Note.

     6. Payment Schedule. The principal of this Note shall be due and payable on the Maturity Date. Accrued and unpaid interest shall be due and payable on each Interest Payment Date. All payments shall be applied first to accrued interest, the balance to principal.

     7. Prepayment. Maker may prepay this Note only as provided in the Credit Agreement.

     8. Revolving Credit. Upon and subject to the terms and conditions of the Credit Agreement and the other provisions of this Note, Maker may borrow, repay and reborrow against this Note at any time unless and until a Default or Event of Default has occurred which the Payee has not declared to have been fully cured or waived, and (except as the Credit Agreement or any of the other Credit Documents may otherwise provide) there is no limit on the number of advances against this Note so long as the total unpaid principal of this Note at any time outstanding does not exceed the Payee's Lender Commitment. Interest on the amount of each advance against this Note shall be computed on the amount of the unpaid balance of that advance from the date it is made until the date it is repaid. If Maker's right (if any) to borrow against this Note shall ever lapse because of the occurrence of any Default or Event of Default, it shall not be reinstated (or construed from any course of conduct or otherwise to have been reinstated) unless and until the Payee shall declare in a signed writing that it has been cured or waived. The unpaid principal balance of this Note at any time shall be the total of all principal lent against this Note to Maker or for Maker's account less the sum of all principal payments and permitted prepayments on this Note received by the Payee. Absent manifest error, the Payee's computer records shall on any day conclusively evidence the unpaid balance of this Note and its advances and payments history posted up to that day. All loans and advances and all payments and permitted prepayments made on this Note may be (but are not required to be) endorsed by the Payee on the schedule attached hereto (which is hereby made a part hereof for all purposes) or otherwise recorded in the Payee's computer or manual records; provided, that the Payee's failure to make notation of (a) any principal advance or accrual of interest shall not cancel, limit or otherwise affect Maker's obligations or the Payee's rights with respect to that advance or accrual, or (b) any payment or permitted prepayment of principal or interest shall not cancel, limit or otherwise affect Maker's entitlement to credit for that payment as of the date of its receipt by the Payee.

                                 EXHIBIT C

     9. Credit Agreement. This Note has been issued pursuant to the terms of the Credit Agreement, to which reference is made for all purposes. Advances against this Note by the Payee shall be governed by the Credit Agreement. The Payee is entitled to the benefits of the Credit Agreement. As additional security for this Note, Maker hereby grants to the Payee an express lien against, security interest in and contractual right of setoff in and to, all property and any and all deposits (general or special, time or demand, provisional or final) at any time held by the Payee for any Maker's credit or account.

     10. Defaults and Remedies. Time is of the essence. Maker's failure to pay any principal or accrued interest owing on this Note when due and after expiration of any applicable period for notice and right to cure such a failure which is specifically provided for in the Credit Agreement or any other provision of this Note, or the occurrence of any Event of Default under the Credit Agreement or any other Credit Documents shall constitute a default under this Note, whereupon the Payee may elect to exercise any or all rights, powers and remedies afforded (a) under the Credit Agreement and all other papers related to this Note and (b) by law, including the right to accelerate the maturity of this entire Note.

     In addition to and cumulative of such rights, the Payee is hereby authorized at any time and from time to time after any such Event of Default, at Payee's option, without notice to Maker or any other person or entity (all rights to any such notice being hereby waived), to set off and apply any and all of any Maker's deposits at any time held by the Payee, and any other debt at any time owing by the Payee to or for the credit or account of any Maker, against the outstanding balance of this Note, in such order and manner as the Payee may elect in its sole discretion.

     The Payee's right to accelerate this Note on account of any late payment or other Event of Default shall not be waived or deemed waived by the Payee by reason of the Payee's having previously accepted one or more late payments or by reason of the Payee's otherwise not accelerating this Note or exercising other remedies for any Event of Default, and in no event shall the Payee ever be obligated or deemed obligated to notify Maker or any other person that Payee is requiring strict compliance with this Note or any papers securing or otherwise relating to it before the Payee may accelerate this Note or exercise any other remedy.

     11. Legal Costs. If the Payee retains an attorney in connection with any such Default or Event of Default or to collect, enforce or defend this Note or any papers intended to secure or guarantee it in any lawsuit or in any probate, reorganization, bankruptcy or other proceeding, or if Maker sues the Payee in connection with this Note or any such papers and does not prevail, then Maker agrees to pay to the Payee, in addition to principal and interest, all reasonable costs and expenses incurred by the Payee in trying to collect this Note or in any such suit or proceeding, including reasonable attorneys' fees.

                                   EXHIBIT C

     12. Waivers. Except only for any notices which are specifically required by the Credit Agreement, Maker and any and all co-makers, endorsers, guarantors and sureties severally waive notice (including, but not limited to, notice of intent to accelerate and notice of acceleration, notice of protest and notice of dishonor), demand, presentment for payment, protest, diligence in collecting and the filing of suit for the purpose of fixing liability and consent that the time of payment hereof may be extended and re-extended from time to time without notice to any of them. Each such person agrees that his, her or its liability on or with respect to this Note shall not be affected by any release of or change in any guaranty or security at any time existing or by any failure to perfect or maintain perfection of any lien against or security interest in any such security or the partial or complete unenforceability of any guaranty or other surety obligation, in each case in whole or in part, with or without notice and before or after maturity.

     13. Rate of Return Maintenance Covenant. If at any time after the date of this Note, the Payee determines that (a) any applicable law, rule or regulation regarding capital adequacy of general applicability has been adopted or changed, or (b) its interpretation or administration by any governmental authority, central bank or comparable agency has changed, and determines that such change or the Payee's compliance with any request or directive regarding capital adequacy of general applicability (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Payee's capital as a consequence of its obligations under this Note or any related papers to a level below that which the Payee could have achieved but for such adoption, change or compliance (taking into consideration the Payee's own capital adequacy policies) by an amount the Payee deems to be material, then Maker promises to pay from time to time to the order of the Payee such additional amount or amounts as will compensate the Payee for such reduction. A certificate of the Payee setting forth the amount or amounts necessary to compensate the Payee as specified above shall be given to Maker as soon as practicable after the Payee has made such determination and shall be conclusive and binding, absent manifest error. Maker shall pay the Payee the amount shown as due on any such certificate within 15 days after the Payee gives it. In preparing such certificate, the Payee may employ such assumptions and make such allocations of costs and expenses as the Payee in good faith deems reasonable and may use any reasonable averaging and attribution method. Section 3.8(b) of the Credit Agreement shall apply to the charges assessed under this Section.

     14. Governing Law, Jurisdiction and Venue. THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA AND THE UNITED STATES OF AMERICA FROM TIME TO TIME IN EFFECT.

     15. General Purpose of Loan. Maker warrants and represents to the Payee that all loans evidenced by this Note are and will be for business, commercial, investment or other similar purpose.

                                   EXHIBIT C

     16. Participations and Assignments. The Payee reserves the right to sell participations, assign interests or both, in all or any part of this Note or the debt evidenced by this Note, in accordance with the Credit Agreement.

     17. Provisions Relating to Co-Makers. Each Maker agrees that it shall never be entitled to be subrogated to any of the Payee's rights against any Obligor or any other person or entity or any collateral or offset rights held by the Payee for payment of the indebtedness and obligations incurred under or pursuant to the Credit Documents (the "Debt") until full payment of the Debt, complete performance of all of the obligations of the Obligors under the Credit Documents and final termination of the Payee's obligations, if any, to make further advances under this Note or to provide any other financial accommodations to any Obligor. The value of the consideration received and to be received by each Maker is reasonably worth at least as much as the liability and obligation of each Maker incurred or arising under this Note and all other Credit Documents. Each Maker has determined that such liability and obligation may reasonably be expected to substantially benefit each Maker directly or indirectly. Each Maker has had full and complete access to the underlying papers relating to the Debt and all other papers executed by any Obligor or any other person or entity in connection with the Debt, has reviewed them and is fully aware of the meaning and effect of their contents. Each Maker is fully informed of all circumstances which bear upon the risks of executing this Note and which a diligent inquiry would reveal. Each Maker has adequate means to obtain from each other Maker on a continuing basis information concerning such other Maker's financial condition, and is not depending on the Payee or Agent to provide such information, now or in the future. Each Maker agrees that neither Agent nor the Payee shall have any obligation to advise or notify any Maker or to provide any Maker with any data or information regarding any other Maker.

                 [REMAINDER OF PAGE INTENTIONALLY - LEFT BLANK]

                                      EXHIBIT C

                              EASTGROUP PROPERTIES, L.P.,
                              a Delaware limited partnership

                              By: EastGroup Properties General Partners, Inc., General Partner


                                    By:_____________________________
                                    Name:   N. Keith McKey
                                    Title:  Chief Financial Officer


                                    By:_____________________________
                                    Name:   Bruce Corkern
                                    Title:  Controller



                              EASTGROUP PROPERTIES, INC.


                              By:________________________________
                              Name:  N. Keith McKey
                              Title: Chief Financial Officer


                              By:________________________________
                              Name:  Bruce Corkern
                              Title: Controller


                                EXHIBIT C

                                 SCHEDULE

                       LOANS AND PAYMENTS OF PRINCIPAL
                                                Amount of
              Amount of         Type of         Principal       Maturity        Notation
Date            Loan             Loan            Repaid           Date          Made By
-----------------------------------------------------------------------------------------


































                                     EXHIBIT C

                                 SWING LOAN NOTE


$20,000,000                                                     January __, 2002

     FOR  VALUE  RECEIVED  EASTGROUP   PROPERTIES,   L.P.,  a  Delaware  limited
partnership and EASTGROUP PROPERTIES, INC., a Maryland corporation (herein collectively called "Maker"), jointly and severally promise to pay to the order of PNC BANK, NATIONAL ASSOCIATION, a national banking association, (PNC Bank, National Association, or other subsequent holder being, hereinafter called the "Payee"), at One PNC Plaza, 249 Fifth Avenue, Mail Stop P1-POPP-19-2, Pittsburgh, PA 15222, or at such other place as the Payee may hereafter designate in writing, in immediately available funds and in lawful money of the United States of America, the principal sum of Twenty Million Dollars
($20,000,000) (or the unpaid balance of all principal advanced against this Swing Loan Note (the "Note"), if that amount is less), together with interest on the unpaid principal balance of this Note from time to time outstanding at the Stated Rate and interest on all past due amounts, both principal and accrued interest, at the Past Due Rate; provided, that for the full term of this Note the interest rate produced by the aggregate of all sums paid or agreed to be paid to the Payee for the use, forbearance or detention of the debt evidenced hereby (including, but not limited to, all interest on this Note at the Stated
Rate) shall not exceed the Ceiling Rate.

     1. Definitions. Any terms not defined herein shall have the meaning given to them in the Credit Agreement dated of even date herewith among the Maker, the Payee and certain other Lenders (as the same may be amended or modified the "Credit Agreement").

     2. Rate Change Automatically and Without Notice. Without notice to Maker or any other person or entity and to the full extent allowed by applicable law from time to time in effect, the Prime Rate and the Ceiling Rate shall each automatically fluctuate upward and downward as and in the amount by which Agent's said prime rate, and such maximum nonusurious rate of interest permitted by applicable law, respectively, fluctuate.

     3. Calculation of Interest. Interest shall be computed for the actual number of days elapsed in a year (up to 365, or 366 in a leap year) deemed to consist of 360 days, unless the Ceiling Rate would thereby be exceeded, in which event, to the extent necessary to avoid exceeding the Ceiling Rate, interest shall be computed on the basis of the actual number of days elapsed in the applicable calendar year in which it accrued.

     4. Excess Interest Will be Refunded or Credited. If, for any reason whatever, the interest paid or received on this Note during its full term produces a rate which exceeds the Ceiling Rate, the Payee shall refund to the Maker or, at the Payee's option, credit against the principal of this Note such portion of that interest as shall be necessary to cause the interest paid on this Note to produce a rate equal to the Ceiling Rate.


                                 EXHIBIT C-1

     5. Interest Will Be Spread. All sums paid or agreed to be paid to the Payee for the use, forbearance or detention of the indebtedness evidenced hereby, to the extent permitted by applicable law and to the extent necessary to avoid violating applicable usury laws, shall be amortized, prorated, allocated and spread in equal parts throughout the full term of this Note, so that the interest rate is uniform throughout the full term of this Note.

     6. Payment Schedule. The principal of this Note shall be due and payable on the Maturity Date. Accrued and unpaid interest shall be due and payable on each Interest Payment Date. All payments shall be applied first to accrued interest, the balance to principal.

     7. Prepayment. Maker may prepay this Note only as provided in the Credit Agreement.

     8. Revolving Credit. Upon and subject to the terms and conditions of the Credit Agreement and the other provisions of this Note, Maker may borrow, repay and reborrow against this Note at any time unless and until a Default or Event of Default has occurred which the Payee has not declared to have been fully cured or waived, and (except as the Credit Agreement or any of the other Credit Documents may otherwise provide) there is no limit on the number of advances against this Note so long as the total unpaid principal of this Note at any time outstanding does not exceed $20,000,000. Interest on the amount of each advance against this Note shall be computed on the amount of the unpaid balance of that advance from the date it is made until the date it is repaid. If Maker's right (if any) to borrow against this Note shall ever lapse because of the occurrence of any Default or Event of Default, it shall not be reinstated (or construed from any course of conduct or otherwise to have been reinstated) unless and until the Payee shall declare in a signed writing that it has been cured or waived. The unpaid principal balance of this Note at any time shall be the total of all principal lent against this Note to Maker or for Maker's account less the sum of all principal payments and permitted prepayments on this Note received by the Payee. Absent manifest error, the Payee's computer records shall on any day conclusively evidence the unpaid balance of this Note and its advances and payments history posted up to that day. All loans and advances and all payments and permitted prepayments made on this Note may be (but are not required to be) endorsed by the Payee on the schedule attached hereto (which is hereby made a part hereof for all purposes) or otherwise recorded in the Payee's computer or manual records; provided, that the Payee's failure to make notation of (a) any principal advance or accrual of interest shall not cancel, limit or otherwise affect Maker's obligations or any Payee's rights with respect to that advance or accrual, or (b) any payment or permitted prepayment of principal or interest shall not cancel, limit or otherwise affect Maker's entitlement to credit for that payment as of the date of its receipt by the Payee.

                                  EXHIBIT C-1

     9. Credit Agreement. This Note has been issued pursuant to the terms of the Credit Agreement, to which reference is made for all purposes. Advances against this Note by the Payee shall be governed by the Credit Agreement. Payee is entitled to the benefits of the Credit Agreement. As additional security for this Note, Maker hereby grants to Payee an express lien against, security interest in and contractual right of setoff in and to, all property and any and all deposits (general or special, time or demand, provisional or final) at any time held by the Payee for any Maker's credit or account.

     10. Defaults and Remedies. Time is of the essence. Maker's failure to pay any principal or accrued interest owing on this Note when due and after expiration of any applicable period for notice and right to cure such a failure which is specifically provided for in the Credit Agreement or any other provision of this Note, or the occurrence of any Event of Default under the Credit Agreement or any other Credit Documents shall constitute a default under this Note, whereupon the Payee may elect to exercise any or all rights, powers and remedies afforded (a) under the Credit Agreement and all other papers related to this Note and (b) by law, including the right to accelerate the maturity of this entire Note.

     In addition to and cumulative of such rights, the Payee is hereby authorized at any time and from time to time after any such Event of Default, at the Payee's option, without notice to Maker or any other person or entity (all rights to any such notice being hereby waived), to set off and apply any and all of any Maker's deposits at any time held by the Payee, and any other debt at any time owing by the Payee to or for the credit or account of a Maker, against the outstanding balance of this Note, in such order and manner as the Payee may elect in its sole discretion.

     The Payee's right to accelerate this Note on account of any late payment or other default shall not be waived or deemed waived by the Payee by reason of the Payee's having previously accepted one or more late payments or by reason of the Payee's otherwise not accelerating this Note or exercising other remedies for any Event of Default, and in no event shall the Payee ever be obligated or deemed obligated to notify Maker or any other person that the Payee is requiring strict compliance with this Note or any papers securing or otherwise relating to it before the Payee may accelerate this Note or exercise any other remedy.

     11. Legal Costs. If the Payee retains an attorney in connection with any such Default or Event of Default or to collect, enforce or defend this Note or any papers intended to secure or guarantee it in any lawsuit or in any probate, reorganization, bankruptcy or other proceeding, or if Maker sues the Payee in connection with this Note or any such papers and does not prevail, then Maker agrees to pay to the Payee, in addition to principal and interest, all reasonable costs and expenses incurred by the Payee in trying to collect this Note or in any such suit or proceeding, including reasonable attorneys' fees.

                                  EXHIBIT C-1

     12. Waivers. Except only for any notices which are specifically required by the Credit Agreement, Maker and any and all co-makers, endorsers, guarantors and sureties severally waive notice (including, but not limited to, notice of intent to accelerate and notice of acceleration, notice of protest and notice of dishonor), demand, presentment for payment, protest, diligence in collecting and the filing of suit for the purpose of fixing liability and consent that the time of payment hereof may be extended and re-extended from time to time without notice to any of them. Each such person agrees that his, her or its liability on or with respect to this Note shall not be affected by any release of or change in any guaranty or security at any time existing or by any failure to perfect or maintain perfection of any lien against or security interest in any such security or the partial or complete unenforceability of any guaranty or other surety obligation, in each case in whole or in part, with or without notice and before or after maturity.

     13. Rate of Return Maintenance Covenant. If at any time after the date of this Note, the Payee determines that (a) any applicable law, rule or regulation regarding capital adequacy of general applicability has been adopted or changed, or (b) its interpretation or administration by any governmental authority, central bank or comparable agency has changed, and determines that such change or the Payee's compliance with any request or directive regarding capital adequacy of general applicability (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Payee's capital as a consequence of its obligations under this Note or any related papers to a level below that which the Payee could have achieved but for such adoption, change or compliance (taking into consideration the Payee's own capital adequacy policies) by an amount the Payee deems to be material, then Maker promises to pay from time to time to the order of the Payee such additional amount or amounts as will compensate the Payee for such reduction. A certificate of the Payee setting forth the amount or amounts necessary to compensate the Payee as specified above shall be given to Maker as soon as practicable after the Payee has made such determination and shall be conclusive and binding, absent manifest error. Maker shall pay the Payee the amount shown as due on any such certificate within 15 days after the Payee gives it. In preparing such certificate, the Payee may employ such assumptions and make such allocations of costs and expenses as the Payee in good faith deems reasonable and may use any reasonable averaging and attribution method. Section 3.8(b) of the Credit Agreement shall apply to the charges assessed under this Section.

     14. Governing Law, Jurisdiction and Venue. THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA AND THE UNITED STATES OF AMERICA FROM TIME TO TIME IN EFFECT.

     15. General Purpose of Loan. Maker warrants and represents to the Payee that all loans evidenced by this Note are and will be for business, commercial, investment or other similar purpose.

     16. Participations and Assignments. The Payee reserves the right to sell participations, assign interests or both, in all or any part of this Note or the debt evidenced by this Note, in accordance with the Credit Agreement.

                                EXHIBIT C-1

     17. Provisions Relating to Co-Makers. Each Maker agrees that it shall never be entitled to be subrogated to any of the Payee's rights against any Obligor or any other person or entity or any collateral or offset rights held by the Payee for payment of the indebtedness and obligations incurred under or pursuant to the Credit Documents (the "Debt") until full payment of the Debt, complete performance of all of the obligations of the Obligors under the Credit Documents and final termination of the Payee's obligations, if any, to make further advances under this Note or to provide any other financial accommodations to any Obligor. The value of the consideration received and to be received by each Maker is reasonably worth at least as much as the liability and obligation of each Maker incurred or arising under this Note and all other Credit Documents. Each Maker has determined that such liability and obligation may reasonably be expected to substantially benefit each Maker directly or indirectly. Each Maker has had full and complete access to the underlying papers relating to the Debt and all other papers executed by any Obligor or any other person or entity in connection with the Debt, has reviewed them and is fully aware of the meaning and effect of their contents. Each Maker is fully informed of all circumstances which bear upon the risks of executing this Note and which a diligent inquiry would reveal. Each Maker has adequate means to obtain from each other Maker on a continuing basis information concerning such other Maker's financial condition, and is not depending on the Payee or Agent to provide such information, now or in the future. Each Maker agrees that neither Agent nor the Payee shall have any obligation to advise or notify any Maker or to provide any Maker with any data or information regarding any other Maker.

                 [REMAINDER OF PAGE INTENTIONALLY - LEFT BLANK]

                                   EXHIBIT C-1

                              EASTGROUP PROPERTIES, L.P.,
                              a Delaware limited partnership

                              By: EastGroup Properties General Partners, Inc., General Partner


                                    By:_______________________________
                                    Name:   N. Keith McKey
                                    Title:  Chief Financial Officer


                                    By:_______________________________
                                    Name:   Bruce Corkern
                                    Title:  Controller


                              EASTGROUP PROPERTIES, INC.


                              By:_________________________________
                              Name:  N. Keith McKey
                              Title: Chief Financial Officer


                              By:_________________________________
                              Name:  Bruce Corkern
                              Title: Controller

                               EXHIBIT C-1

                                  SCHEDULE

                        LOANS AND PAYMENTS OF PRINCIPAL
                                             Amount of
          Amount of         Type of          Principal         Maturity         Notation
Date        Loan             Loan             Repaid             Date           Made By
----------------------------------------------------------------------------------------
































                                       EXHIBIT C-1
                                       Page 7 of 7

                            OPINION OF COUNSEL
                       (For Borrower and Guarantors)

     1. The Person (a) is duly organized, validly existing and in good standing under the laws of the state of Delaware; (b) has all requisite power and authority and all material governmental licenses, authorizations, permits and approvals to own its Property and to carry on its business as, and in the places where, such Property is owned or such business is now conducted, and (c) is duly qualified to do business and is in good standing in every jurisdiction in which such qualification is necessary or desirable.

     2. The execution, delivery and performance of the Credit Agreement and the other Credit Documents (a) have all been duly authorized by all necessary action by the Person, (b) are within the power and authority of the Person; (c) will not contravene or violate any Legal Requirement or the Organizational Documents of the Person; (d) to the best of our knowledge, will not result in the breach of, or constitute a default under, any agreement, instrument, judgment, license, order or pen-nit to which the Person is a party or by which the Person or any of its Property may be bound or affected, and (e) to the best of our knowledge, do not result in the creation of any Lien upon any Property of the Person except as expressly contemplated by the Credit Documents.

     3. All authorizations, consents, approvals, licenses, permissions and registrations, if any, of or with any Governmental Authority, or to the best of our knowledge, any other Person, required in connection with the execution, delivery and performance of the Credit Agreement, the Note and the other Credit Documents have been obtained.

     4. The Credit Documents are legal, valid and binding obligations of the Person enforceable in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and by general equitable principles.

     5. To the best of our knowledge and except as heretofore disclosed to the Agent, there is no litigation or administrative proceeding pending or threatened against, or any outstanding judgment, order decree or award affecting, the Person before or by any Governmental Authority or arbitral body which in the aggregate have, or if adversely determined could have, any material adverse effect on the condition, business or prospects, financial or otherwise, of the Person.

     6. The Borrower is not an "investment company", or a copy "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

                                    EXHIBIT D

                              REQUEST FOR EXTENSION


To: PNC Bank, National Association    Borrower:  EastGroup Properties, L.P.
One PNC Plaza                                    and East Group Properties, Inc.
249 Fifth Avenue
Mail Stop P1-POPP-19-2
Pittsburgh, PA 15222-2707             Loan No.___________________________
Attn: Wayne Robertson
Phone: 412-762-8452
Fax: 412-762-6500

     The undersigned hereby requests an extension of the maturity date of the above referenced loan ("Loan") to __________, 2006, pursuant to the provisions in the Credit Agreement ("Agreement") dated as of January 8, 2002 between EastGroup Properties, L.P. and EastGroup Properties, Inc., as Borrower and PNC Bank, National Association, as Administrative Agent and as a Lender, Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent and as a Lender, SouthTrust Bank, as Co-Syndication Agent and as a Lender, U.S. Bank National Association, as Documentation Agent and as a Lender, Wells Fargo Bank, National Association, as Co-Documentation Agent and as a Lender, and AmSouth Bank, as Managing Agent and as a Lender, and the other Lenders listed on the signature pages of the Agreement (all capitalized terms used herein and not otherwise defined shall have the meaning assigned to such term in the Agreement).

     The Loans are evidenced by the Notes and the other Credit Documents defined in the Agreement (collectively, the "Credit Documents"). The Borrower warrants and represents that all Loan Documents remain in full force and effect, and no Default or Event of Default has occurred. An updated Officer's Certificate dated as of the date hereof, is enclosed herewith.

     The undersigned agrees to execute whatever additional documents may be required in order to implement or to clarify the terms of this extension or to preserve and maintain the security granted in connection with the Loans.

     The Extension Fee shall be paid to the Agent in accordance with Section 2.6(c) of the Agreement.

Date:_____________________________________


                                    EXHIBIT E

ATTEST/WITNESS:               EASTGROUP PROPERTIES, L.P.,
                              a Delaware limited partnership

                              By: EastGroup Properties General Partners, Inc., General Partner


By:_________________________        By:________________________________
                                    Name:______________________________
                                    Title:_____________________________


By:__________________________       By:________________________________
                                    Name:______________________________
                                    Title:_____________________________



                              EASTGROUP PROPERTIES, INC.


By:___________________________       By:_______________________________
                                     Name:_____________________________
                                     Title:____________________________


By:___________________________       By:_______________________________
                                     Name:_____________________________
                                     Title:____________________________


                                 EXHIBIT E

                              CONSENT OF GUARANTORS

     The undersigned Guarantors hereby acknowledge their continued liability pursuant to that certain Guaranty dated as of ______________, 2002, and that such liability shall remain unaffected by the above extension of the maturity date of the Loan, if approved pursuant to Section 2.9 of the Agreement.

                                     EASTGROUP PROPERTIES HOLDINGS, INC.


                                     By:____________________________
                                     Name:__________________________
                                     Title:_________________________

                                     By:____________________________
                                     Name:__________________________
                                     Title:_________________________


                                     EASTGROUP PROPERTIES GENERAL PARTNERS,
                                     INC.


                                     By:____________________________
                                     Name:__________________________
                                     Title:_________________________

                                     By:____________________________
                                     Name:__________________________
                                     Title:_________________________


                                     EASTGROUP TENNESSEE PROPERTIES, L.P.

                                          BY: NASH IND CORPORATION,
                                              General Partner

                                          By:_____________________________
                                          Name:___________________________
                                          Title:__________________________

                                          By:_____________________________
                                          Name:___________________________
                                          Title:__________________________


                               EXHIBIT E

                                          NASH IND CORPORATION


                                          By:_____________________________
                                          Name:___________________________
                                          Title:__________________________

                                          By:_____________________________
                                          Name:___________________________
                                          Title:__________________________


                                          SAMPLE 1-95 ASSOCIATES

                                          BY:   EASTGROUP PROPERTIES GENERAL
                                                PARTNERS, INC., General Partner

                                                By:__________________________
                                                Name:________________________
                                                Title:_______________________

                                                By:__________________________
                                                Name:________________________
                                                Title:_______________________


                                          EASTGROUP TRS, INC.


                                          By:___________________________
                                          Name:_________________________
                                          Title:________________________

                                          By:___________________________
                                          Name:_________________________
                                          Title:________________________


                                    EXHIBIT E
                                   Page 4 of 4