Form 10-K/A
period 2002-12-31
EASTGROUP PROPERTIES INC
filed 2003-05-15
CIK 49600

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


                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002 as set forth in the pages attached hereto:

     EXHIBITS:

     Exhibit 23        Consent of KPMG (filed herewith)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2003
                                    EASTGROUP PROPERTIES, INC.



                                    By:  /s/ N. KEITH MCKEY
                                         N. Keith McKey
                                         Chief Financial Officer


                             Page 1 of 2 Pages

                      INDEPENDENT AUDITORS' CONSENT


The Board of Directors
EastGroup Properties, Inc.:


     We consent to incorporation by reference in the registration statements (Nos. 333-58309 and 333-86957) on Form S-3 and the registration statements (Nos. 33-60909, 333-91405 and 333-51666) on Form S-8 of EastGroup Properties, Inc. of our reports dated March 7, 2003, relating to the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, and all related schedules, which reports appear in the December 31, 2002 Annual Report on Form 10-K of EastGroup Properties, Inc. Our report refers to a change in the methods of accounting for the impairment or disposal of long-lived assets and stock-based compensation.



Jackson, Mississippi                     /s/ KPMG LLP
March 18, 2003



















                             Page 2 of 2 Pages