Form 10-Q
period 2003-06-30
EASTGROUP PROPERTIES INC
filed 2003-08-13
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003                COMMISSION FILE NUMBER 1-7094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 11, 2003 was 18,353,513.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                  Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated balance sheets, June 30, 2003 (unaudited)
            and December 31, 2002                                                   3

            Consolidated statements of income for the three and six months
            ended June 30, 2003 and 2002 (unaudited)                                4

            Consolidated statements of changes in stockholders' equity
            for the six months ended June 30, 2003 (unaudited)                      5

            Consolidated statements of cash flows for the six months
            ended June 30, 2003 and 2002 (unaudited)                                6

            Notes to consolidated financial statements (unaudited)                  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk             18

Item 4.     Controls and Procedures                                                19

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                    20

Item 6.     Exhibits and Reports on Form 8-K                                       21

SIGNATURES

Authorized signatures                                                              22

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    June 30, 2003          December 31, 2002
                                                                                ------------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties                                                        $        771,598                  750,578
  Development                                                                             39,311                   39,718
                                                                                ------------------------------------------------
                                                                                         810,909                  790,296
      Less accumulated depreciation                                                     (132,745)                (118,977)
                                                                                ------------------------------------------------
                                                                                         678,164                  671,319
                                                                                ------------------------------------------------


  Real estate held for sale                                                                1,375                    1,375
  Investment in real estate investment trusts                                                 15                    1,663
  Cash                                                                                     1,457                    1,383
  Other assets                                                                            26,636                   27,997
                                                                                ------------------------------------------------
      TOTAL ASSETS                                                              $        707,647                  703,737
                                                                                ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $        245,311                  248,343
  Notes payable to banks                                                                  76,946                   73,957
  Accounts payable & accrued expenses                                                     13,839                   15,571
  Other liabilities                                                                        7,609                    7,622
                                                                                ------------------------------------------------
                                                                                         343,705                  345,493
                                                                                ------------------------------------------------

                                                                                ------------------------------------------------
  Minority interest in joint ventures                                                      1,787                    1,759
                                                                                ------------------------------------------------

STOCKHOLDERS' EQUITY
  Series A 9.00% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,725,000 shares authorized and issued; stated
      liquidation preference of $43,125                                                   41,357                   41,357
  Series B 8.75% Cumulative Convertible Preferred Shares and additional paid-in capital; $.0001 par value; 1,400,000 shares authorized and issued at June
      30, 2003 and 2,800,000 at December 31, 2002; stated liquidation preference
      of $35,000 at June 30, 2003 and $70,000 at December 31, 2002                        33,589                   67,178
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
      no shares issued                                                                         -                        -
  Common shares; $.0001 par value; 66,275,000 shares authorized; 18,353,013 shares issued and outstanding at June 30, 2003 and 16,104,356 at
      December 31, 2002                                                                        2                        2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
      no shares issued                                                                         -                        -
  Additional paid-in capital on common shares                                            293,209                  243,562
  Undistributed earnings (loss)                                                           (2,977)                   7,109
  Accumulated other comprehensive income (loss)                                             (476)                      58
  Unearned compensation                                                                   (2,549)                  (2,781)
                                                                                ------------------------------------------------
                                                                                         362,155                  356,485
                                                                                ------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        707,647                  703,737
                                                                                ================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended          Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                ----------------------------------------------------
                                                                                   2003         2002           2003         2002
                                                                                ----------------------------------------------------
REVENUES
Income from real estate operations                                              $ 26,531        25,094        53,018        49,966
Interest                                                                               5           142            10           278
Gain on securities                                                                   107         1,050           389         1,471
Other                                                                                 33           337           102           481
                                                                                ----------------------------------------------------
                                                                                  26,676        26,623        53,519        52,196
                                                                                ----------------------------------------------------
EXPENSES
Operating expenses from real estate operations                                     7,655         7,012        15,615        14,120
Interest                                                                           4,643         4,165         9,341         8,340
Depreciation and amortization                                                      7,744         7,322        15,431        14,427
General and administrative                                                         1,261         1,090         2,500         2,177
Minority interest in joint ventures                                                  114            90           213           183
                                                                                ----------------------------------------------------
                                                                                  21,417        19,679        43,100        39,247
                                                                                ----------------------------------------------------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS                              5,259         6,944        10,419        12,949
  Gain on sale of real estate investments                                              -             -             -            93
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                  5,259         6,944        10,419        13,042
                                                                                ----------------------------------------------------
DISCONTINUED OPERATIONS
  Loss from real estate operations                                                     -           (16)           (2)           (4)
  Gain on sale of real estate investments                                              -             -           106             -
                                                                                ----------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                             -           (16)          104            (4)
                                                                                ----------------------------------------------------

NET INCOME                                                                         5,259         6,928        10,523        13,038

Preferred dividends-Series A                                                         970           970         1,940         1,940
Preferred dividends-Series B                                                         766         1,532         2,298         3,064
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                     $  3,523         4,426         6,285         8,034
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $   0.21          0.28          0.37          0.51
  Income (loss) from discontinued operations                                        0.00          0.00          0.01          0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $   0.21          0.28          0.38          0.51
                                                                                ====================================================

  Weighted average shares outstanding                                             16,864        15,892        16,397        15,833
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $   0.20          0.27          0.37          0.50
  Income (loss) from discontinued operations                                        0.00          0.00          0.01          0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $   0.20          0.27          0.38          0.50
                                                                                ====================================================

  Weighted average shares outstanding                                             17,225        16,254        16,758        16,210
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

                              EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED STATEMENTS OF CHANGES
                               IN STOCKHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

                                                                                                              Accumulated
                                                                     Additional                                 Other
                                                Preferred   Common    Paid-In    Unearned     Undistributed  Comprehensive
                                                 Stock      Stock     Capital   Compensation    Earnings     Income (Loss)     Total
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                       $108,535        2     243,562     (2,781)        7,109            58       356,485
Comprehensive income
   Net income                                           -        -           -          -        10,523             -        10,523
   Net change in investment securities                  -        -           -          -             -          (340)         (340)
   Net unrealized change in cash flow hedge             -        -           -          -             -          (194)         (194)
                                                                                                                           ---------
      Total comprehensive income                                                                                              9,989
                                                                                                                           ---------
Cash dividends declared-common, $.95 per share          -        -           -          -       (16,371)            -       (16,371)
Preferred stock dividends declared                      -        -           -          -        (4,238)            -        (4,238)
Conversion of 1,400,000 shares of cumulative
   convertible preferred stock into
   1,590,960 shares of common stock               (33,589)       -      33,589          -             -             -             -
Issuance of 571,429 shares of common stock,
   common stock offering                                -        -      14,573          -             -             -        14,573
Issuance of 2,108 shares of common stock,
   incentive compensation                               -        -          53          -             -             -            53
Issuance of 6,833 shares of common stock,
   dividend reinvestment plan                           -        -         179          -             -             -           179
Issuance of 79,827 shares of common stock,
   exercise options                                     -        -       1,297          -             -             -         1,297
Forfeiture of 2,500 shares of common stock,
   incentive restricted stock                           -        -         (52)        37             -             -           (15)
Amortization of unearned compensation,
   incentive restricted stock                           -        -           -        195             -             -           195
Issuance of common stock options                        -        -           8          -             -             -             8
                                                ------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                           $ 74,946        2     293,209     (2,549)       (2,977)         (476)      362,155
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

                             EASTGROUP PROPERTIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                     2003               2002
                                                                                ----------------------------------
OPERATING ACTIVITIES:
    Net income                                                                  $    10,523              13,038
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization from continuing operations                        15,431              14,427
     Depreciation and amortization from discontinued operations                           -                  42
     Gain on sale of real estate investments                                              -                 (93)
     Gain on sale of real estate investments from discontinued operations              (106)                  -
     Gain on real estate investment trust (REIT) shares                                (389)             (1,471)
     Amortization of unearned compensation                                              180                 243
     Stock option compensation                                                            8                   -
     Minority interest depreciation and amortization                                    (76)                (93)
     Changes in operating assets and liabilities:
       Accrued income and other assets                                                  145               1,438
       Accounts payable, accrued expenses and prepaid rent                            1,778               1,656
                                                                                -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            27,494              29,187
                                                                                -----------------------------------

INVESTING ACTIVITIES:
    Proceeds from sale of real estate investments                                       445               1,111
    Real estate improvements                                                         (5,081)             (3,381)
    Real estate development                                                          (9,557)            (19,157)
    Purchases of real estate                                                         (4,980)             (3,962)
    Proceeds from sale and liquidation of REIT shares                                 1,697               6,730
    Changes in other assets and other liabilities                                    (2,069)                 56
                                                                                ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (19,545)            (18,603)
                                                                                ------------------------------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                    55,746             139,631
    Principal payments on bank borrowings                                           (52,757)           (129,164)
    Proceeds from mortgage notes payable                                                  -               8,200
    Principal payments on mortgage notes payable                                     (4,510)            (10,591)
    Debt issuance costs                                                                 (91)             (1,137)
    Distributions paid to stockholders                                              (21,211)            (19,928)
    Proceeds from common stock offering                                              14,573                   -
    Proceeds from exercise of stock options                                           1,297               2,390
    Proceeds from dividend reinvestment plan                                            179                 184
    Other                                                                            (1,101)               (528)
                                                                                ------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                (7,875)            (10,943)
                                                                                ------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         74                (359)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,383               1,767
                                                                                ------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     1,457               1,408
                                                                                ====================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                           $     8,953               7,608
    Conversion of cumulative preferred stock into common stock                       33,589                   -
    Debt assumed by the Company in purchase of real estate                            1,478                   -
    Issuance of incentive restricted stock                                                -                 420
    Forfeiture of incentive restricted stock                                            (52)               (189)

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

     At June 30, 2003 and December 31, 2002, the Company had three parcels of land held for sale. Subsequent to June 30, 2003, the Company sold one parcel of land in Florida for $405,000. The transaction generated a small gain for financial reporting purposes. There can be no assurances that the remaining properties that are held for sale will be sold.

     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002. No interest expense was allocated to the properties that are held for sale.

(4)      BUSINESS COMBINATIONS AND GOODWILL

The Company applies SFAS No. 141, "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. The Company also applies SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for the impairment of goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. Upon the acquisition of real estate properties, the Company applies the principles of SFAS No. 141 to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets (including in-place leases). At June 30, 2003 and December 31, 2002, the Company had unamortized goodwill of $990,000 resulting from the acquisition of Ensign Properties in 1998. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. The Company periodically reviews, at least annually, the recoverability of goodwill for possible impairment and will continue to do so under the new statement. In management's opinion, no material impairment of goodwill existed at June 30, 2003 and December 31, 2002.

(5)      OTHER ASSETS

A summary of the Company's other assets follows:

                                                              June 30, 2003        December 31, 2002
                                                          ---------------------------------------------
                                                                         (In thousands)
Leasing costs, net of accumulated amortization               $     10,968                  10,841
Receivables, net of allowance for doubtful accounts                 8,551                   9,363
Prepaid expenses and other assets                                   7,117                   7,793
                                                          ---------------------------------------------
                                                             $     26,636                  27,997
                                                          =============================================

(6)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's accounts payable and accrued expenses follows:

                                                              June 30, 2003        December 31, 2002
                                                          ---------------------------------------------
                                                                         (In thousands)
Property taxes payable                                       $      6,196                   5,814
Dividends payable                                                   2,744                   3,346
Other payables and accrued expenses                                 4,899                   6,411
                                                          ---------------------------------------------
                                                             $     13,839                  15,571
                                                          =============================================

(7)      COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income
(loss) for the six months ended June 30, 2003 and 2002 are summarized below:

Accumulated Other Comprehensive Income (Loss)

                                                                            Six Months Ended
                                                                                June 30,
                                                                    ---------------------------------
                                                                         2003               2002
                                                                    ---------------------------------
                                                                             (In thousands)
Balance at beginning of period                                         $     58             1,193
    Unrealized holding gains on REIT securities during
        the period                                                           49               765
    Less reclassification adjustment for realized gains on
        REIT securities included in net income                             (389)           (1,471)
    Change in fair value of interest rate swap                             (194)                -
                                                                    ---------------------------------
Balance at end of period                                               $   (476)              487
                                                                    =================================

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

Reconciliation of Numerators and Denominators

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                     -----------------------------------------------
                                                                        2003         2002        2003       2002
                                                                     -----------------------------------------------
                                                                                     (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders               $   3,523      4,426       6,285      8,034
  Denominator-weighted average shares outstanding                        16,864     15,892      16,397     15,833
Diluted EPS Computation
  Numerator-net income available to common stockholders               $   3,523      4,426       6,285      8,034
  Denominator:
    Weighted average shares outstanding                                  16,864     15,892      16,397     15,833
    Common stock options                                                    174        175         173        192
    Nonvested restricted stock                                              187        187         188        185
                                                                     -----------------------------------------------
       Total shares                                                      17,225     16,254      16,758     16,210
                                                                     ===============================================

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

     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The following table presents on a comparative basis for the three and six months ended June 30, 2003 and 2002 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO and FFO to Net Income.

                                                                                     Three Months Ended        Six Months Ended
                                                                                          June 30,                 June 30,
                                                                                ----------------------------------------------------
                                                                                    2003          2002         2003         2002
                                                                                ----------------------------------------------------
                                                                                                    (In thousands)
PROPERTY REVENUES:
    Industrial                                                                  $  26,084       24,704        52,152       49,158
    Other                                                                             447          390           866          808
                                                                                ----------------------------------------------------
                                                                                   26,531       25,094        53,018       49,966
                                                                                ----------------------------------------------------
PROPERTY EXPENSES:
    Industrial                                                                     (7,501)      (6,889)      (15,336)     (13,860)
    Other                                                                            (154)        (123)         (279)        (260)
                                                                                ----------------------------------------------------
                                                                                   (7,655)      (7,012)      (15,615)     (14,120)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME:
    Industrial                                                                     18,583       17,815        36,816       35,298
    Other                                                                             293          267           587          548
                                                                                ----------------------------------------------------
TOTAL PROPERTY NET OPERATING INCOME                                                18,876       18,082        37,403       35,846
                                                                                ----------------------------------------------------

Income (loss) from discontinued operations (before depreciation
    and amortization)                                                                   -            6            (2)          38
Gain on securities                                                                    107        1,050           389        1,471
Other income                                                                           38          479           112          759
Interest expense                                                                   (4,643)      (4,165)       (9,341)      (8,340)
General and administrative expense                                                 (1,261)      (1,090)       (2,500)      (2,177)
Minority interest in earnings (before depreciation and amortization)                 (150)        (140)         (289)        (276)
Dividends on Series A preferred shares                                               (970)        (970)       (1,940)      (1,940)
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS                                                              11,997       13,252        23,832       25,381

Depreciation and amortization from continuing operations                           (7,744)      (7,322)      (15,431)     (14,427)
Depreciation and amortization from discontinued operations                              -          (22)            -          (42)
Share of joint venture depreciation and amortization                                   36           50            76           93
Gain on sale of depreciable real estate investments                                     -            -           106           93
Dividends on Series B convertible preferred shares                                   (766)      (1,532)       (2,298)      (3,064)
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                         3,523        4,426         6,285        8,034
Dividends on preferred shares                                                       1,736        2,502         4,238        5,004
                                                                                ----------------------------------------------------

NET INCOME                                                                      $   5,259        6,928        10,523       13,038
                                                                                ====================================================

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

     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Stock-based compensation expense was immaterial for both the three and six months ended June 30, 2003 and 2002. There was an immaterial effect to pro forma net income available to common stockholders for all periods and no effect to basic or diluted earnings per share for either period.

     The Company accounts for restricted stock in accordance with Accounting Principles Board No. 25, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.

(11)     NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. The Company will adopt this statement July 1, 2003 and believes that the effect of adoption will have no impact on its overall financial position or results of operations.

(12)     SUBSEQUENT EVENTS

On July 2, 2003, EastGroup closed a public offering of 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share. The offering resulted in approximately $32.3 million of net proceeds.

     On July 7, 2003, EastGroup redeemed all of its outstanding 9.00% Series A Cumulative Redeemable Preferred Stock. The redemption price of these shares (excluding accrued dividends) was $43,125,000. Costs of $1,768,000 related to the original issuance of the Series A stock in 1998 will be recorded in the third quarter as a preferred issuance cost and treated in a manner similar to a preferred dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated June 30, 2003 compared to December 31, 2002.)

Assets of EastGroup were $707,647,000 at June 30, 2003, an increase of $3,910,000 from December 31, 2002. Liabilities (excluding minority interests) decreased $1,788,000 to $343,705,000 and stockholders' equity increased $5,670,000 to $362,155,000 during the same period. Book value per common share increased from $15.11 at December 31, 2002 to $15.48 at June 30, 2003. The paragraphs that follow explain these changes in detail.

     Real estate properties increased $21,020,000 during the six months ended June 30, 2003. This increase was due to the transfer of three properties and two parcels of land from development with total costs of $8,389,000, the purchase of two properties for $6,369,000, capital improvements of $5,081,000, and improvements on development properties transferred to real estate properties in the 12-month period following transfer of $1,575,000. These increases were offset by the transfer of one property to real estate held for sale with costs of $394,000.

Real Estate Properties

     Real Estate Properties
       Acquired in  2003            Location           Size         Date Aquired         Cost (1)
------------------------------- ----------------- ----------------- ----------------- -------------------
                                                                                       (In thousands)
Altamonte Commerce Center II    Orlando, Florida    62,000 sq. ft.     05-20-03       $       3,756
Airport Commons                 Phoenix, Arizona    63,000 sq. ft.     05-28-03               2,613
                                                                                    -------------------
      Total Acquisitions                                                              $       6,369
                                                                                    ===================

(1) Total costs of the properties acquired was $6,458,000, of which $6,369,000 was allocated to the real estate properties as indicated above and $89,000 was allocated to in-place leases. The Company paid cash of $4,980,000 for the properties acquired and assumed a mortgage of $1,478,000, which is included in Mortgage Notes Payable on the balance sheet. The amount assigned to in-place leases, which is included in Other Assets on the balance sheet, will be amortized over the remaining lives of the associated leases in place at the time of acquisition in accordance with SFAS No. 141, "Business Combinations."

     Development decreased $407,000 during the six months ended June 30, 2003. This decrease was due to the transfer of three development properties with total costs of $7,755,000 and the transfer of two parcels of land with costs of $634,000 to real estate properties. These decreases were offset by development costs of $7,982,000 on existing and completed development, as detailed in the table below.

     Total cash outflows for development for the six months ended June 30, 2003 were $9,557,000. In addition to the costs incurred for the six months ended June 30, 2003 as detailed in the table below, development costs included $1,575,000 for improvements on properties transferred to real estate properties during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

Development

                                                                                        Costs Incurred
                                                                            -------------------------------------
                                                                              For the 6 Months     Cumulative as      Estimated
                                                                   Size        Ended 6/30/03       of 6/30/03       Total Costs (1)
                                                            ------------------------------------------------------------------------
                                                               (Square feet)                      (In thousands)
Lease-Up:
  Metro Airport Commerce Center I, Jackson, MS                    32,000        $      57             1,784             2,000
  World Houston 19, Houston, TX                                   66,000              150             2,131             3,100
  World Houston 20, Houston, TX                                   62,000              153             2,111             2,800
  Executive Airport CC I & III, Fort Lauderdale, FL               85,000              627             5,378             6,000
  Expressway Commerce Center, Tampa, FL                          108,000            1,568             5,189             6,000
                                                            ------------------------------------------------------------------------
Total Lease-up                                                   353,000            2,555            16,593            19,900
                                                            ------------------------------------------------------------------------

Under Construction:
  Sunport Center IV, Orlando, FL                                  63,000            1,934             2,960             3,500
  Techway Southwest II, Houston, TX                               94,000            1,814             2,783             4,800
                                                            ------------------------------------------------------------------------
Total Under Construction                                         157,000            3,748             5,743             8,300
                                                            ------------------------------------------------------------------------

Prospective Development (Principally Land):
  Phoenix, Arizona                                               103,000               38             1,414             6,000
  Tucson, Arizona                                                 70,000                -               326             3,500
  Tampa, Florida                                                 140,000               50             1,878             7,700
  Orlando, Florida                                               142,000               71             1,956             8,600
  Fort Lauderdale, Florida                                        55,000              121             1,724             3,800
  El Paso, Texas                                                 251,000               87             2,311             7,600
  Houston, Texas                                                 858,000            1,248             6,820            41,500
  Jackson, Mississippi                                            32,000               15               546             1,700
                                                            ------------------------------------------------------------------------
Total Prospective Development                                  1,651,000            1,630            16,975            80,400
                                                            ------------------------------------------------------------------------
                                                               2,161,000        $   7,933            39,311           108,600
                                                            ========================================================================

Completed Development and Transferred
To Real Estate Properties During the
Six Months Ended June 30, 2003:
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

     Real estate held for sale was $1,375,000 at June 30, 2003 and December 31, 2002; however, one property with costs of $394,000 was transferred from real estate properties and was subsequently sold.

     Accumulated depreciation on real estate properties and real estate held for sale increased $13,768,000 due to depreciation expense of $13,823,000 on real estate properties, offset by the sale of one property with accumulated depreciation of $55,000.

     Investment in REITs decreased from $1,663,000 at December 31, 2002 to $15,000 at June 30, 2003 primarily as a result of the sale of REIT shares with a cost of $1,308,000. Unrealized gains decreased $340,000 as a result of realized gains of $389,000 on REIT shares, offset by unrealized gains of $49,000 during the period.

     Mortgage notes payable decreased $3,032,000 during the six months ended June 30, 2003 due to the repayment of a $1,346,000 mortgage and regularly scheduled principal payments of $3,164,000, offset by a $1,478,000 mortgage that the Company assumed on the purchase of Airport Commons.

     Notes payable to banks increased $2,989,000 as a result of advances of $55,746,000 exceeding payments of $52,757,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     During the second quarter of 2003, the holder of the 8.75% Series B Cumulative Convertible Preferred Stock elected to convert 1,400,000 shares into 1,590,960 shares of common stock.

     On May 20, 2003, EastGroup closed on the sale of 571,429 shares of its common stock at $26.25 per share. The shares were sold to an institutional buyer and EastGroup received proceeds of $14.6 million, net of related issuance costs.

     Accumulated other comprehensive income (loss) decreased $534,000 as a result of realized gains of $389,000 on the sale of REIT shares offset by unrealized gains of $49,000 on REIT shares during the period and an unrealized loss of $194,000 due to the fair value adjustment of the Company's interest rate swap.

     Undistributed   earnings  (loss)  decreased  $10,086,000  as  a  result  of dividends on common and preferred stock of $20,609,000 exceeding net income for financial reporting purposes of $10,523,000.

RESULTS OF OPERATIONS

(Comments are for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002).

Net income available to common stockholders for the three and six months ended June 30, 2003 was $3,523,000 ($.21 per basic share and $.20 per diluted share) and $6,285,000 ($.38 per basic and diluted share) compared to net income available to common stockholders for the three and six months ended June 30, 2002 of $4,426,000 ($.28 per basic share and $.27 per diluted share) and $8,034,000 ($.51 per basic share and $.50 per diluted share). Income before gain on sale of real estate investments was $5,259,000 and $10,419,000 for the three and six months ended June 30, 2003 compared to $6,944,000 and $12,949,000 for the three and six months ended June 30, 2002. The Company had a gain of $93,000 on the sale of real estate investments from continuing operations for the six months ended June 30, 2002. In accordance with the guidelines under SFAS No. 144, gains and losses on the sale of properties placed in the category "held for sale" subsequent to December 31, 2001 are included in Discontinued Operations. There was no gain from discontinued operations for the three months ended June 30, 2003 and a gain of $106,000 for the six months ended June 30, 2003 compared to no gain for the three months and six months ended June 30, 2002. The paragraphs that follow describe the results of operations in detail.

     PNOI from continuing operations, as defined and discussed in Note 9 in the Notes to the Consolidated Financial Statements, increased by $794,000 or 4.4% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. For the six months ended June 30, 2003, PNOI increased by $1,557,000 or 4.3% compared to the six months ended June 30, 2002. PNOI by property type and percentage leased for industrial were as follows:

Property Net Operating Income

                                            Three Months Ended          Six Months Ended             Percent
                                                 June 30,                   June 30,                 Leased
                                         ----------------------------------------------------------------------------
                                             2003         2002         2003         2002       6-30-03     6-30-02
                                         ----------------------------------------------------------------------------
                                                            (In thousands)
         Industrial                        $ 18,583       17,815      36,816      35,298         92.4%      91.0%
         Other                                  293          267         587         548
                                         --------------------------------------------------
            Total PNOI                     $ 18,876       18,082      37,403      35,846
                                         ==================================================

     PNOI from industrial properties increased $768,000 (4.3%) and $1,518,000 (4.3%) for the three and six months ended June 30, 2003, compared to June 30, 2002. Industrial properties held throughout the three and six months ended June 30, 2003 compared to the same periods in 2002 showed a decrease in PNOI of 1.0% and .9%, respectively.

     Bank interest expense before amortization of loan costs and capitalized interest was $491,000 for the three months ended June 30, 2003, a decrease of $235,000 from the three months ended June 30, 2002. Bank interest expense before amortization of loan costs and capitalized interest was $982,000 for the six months ended June 30, 2003, a decrease of $410,000 from the six months ended June 30, 2002. Average bank borrowings were $75,919,000 and $75,598,000 for the three and six months ended June 30, 2003 compared to $89,624,000 and $88,203,000 for the same periods in 2002 with average bank interest rates of 2.59% and 2.62% for the three and six months ended June 30, 2003 compared to 3.25% and 3.18% for the same periods in 2002. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three and six months ended June 30, 2003 were $516,000 and $1,002,000 compared to $556,000 and $1,088,000 for the same periods in 2002. Amortization of bank loan costs was $102,000 and $205,000 for the three and six months ended June 30, 2003 compared to $103,000 and $209,000 for the same periods in 2002.

     Mortgage interest expense on real estate properties was $4,472,000 for the three months ended June 30, 2003, an increase of $624,000 from the three months ended June 30, 2002. Mortgage interest expense on real estate properties was $8,968,000 for the six months ended June 30, 2003, an increase of $1,238,000 from the six months ended June 30, 2002. The increase in interest for the three and six months was primarily due to two new mortgage loans totaling $51,000,000 obtained in the second half of 2002 and one loan assumption of $1,478,000 in 2003, offset by the payoff of one loan for $2,342,000 in the fourth quarter of 2002 and the payoff of one loan for $1,346,000 in 2003. Amortization of mortgage loan costs was $94,000 and $188,000 for the three and six months ended June 30, 2003 compared to $44,000 and $97,000 for the same period in 2002.

     No properties were sold during the three months ended June 30, 2003 or 2002. During the six months ended June 30, 2003, the Company sold Air Park Distribution Center II and recognized a gain of $106,000, which is recorded under Discontinued Operations in accordance with SFAS No. 144 (see Note 3 in the Notes to Consolidated Financial Statements). In the same period of 2002, the Company recognized a gain of $93,000 from the sale of Carpenter Duplex, which is reported in Income From Continuing Operations on the income statement. A summary of gains on real estate investments for the six months ended June 30, 2003 and June 30, 2002 follows.

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
                                                                   ===============================================

     The increase in general and administrative expenses of $171,000 and $323,000 for the three and six months ended June 30, 2003 compared to the same periods in 2002 is primarily due to increased employee costs.

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $464,000 and $903,000 for the three and six months ended June 30, 2003 compared to $283,000 and $508,000 for the same periods in 2002. Capital expenditures for the three and six months ended June 30, 2003 and 2002 were as follows:

Capital Expenditures

                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                Estimated     ------------------------------------------------------
                                               Useful Life       2003          2002          2003          2002
                                            ------------------------------------------------------------------------
                                                                                 (In thousands)
Upgrade on Acquisitions                          40 yrs       $     21            -            41             -
Major Renovation/Redevelopment                   40 yrs              -            3             -            53
Tenant Improvements:
   New Tenants                                 Lease Life          746          679         1,800         1,467
   New Tenants - First Generation(1)           Lease Life          230          350           672           413
   Renewal Tenants                             Lease Life          455           63         1,265           421
Other:
   Building Improvements                        5-40 yrs           279          145           436           466
   Roofs                                        5-15 yrs           681          316           728           510
   Parking Lots                                  5 yrs              46           15            85            20
   Other                                         5 yrs              29           21            54            31
                                                              ------------------------------------------------------
      Total Capital Expenditures                              $  2,487        1,592         5,081         3,381
                                                              ======================================================

(1) First generation refers to space that has never been occupied.

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months and six months ended June 30, 2003 and 2002 were as follows:

Capitalized Leasing Costs

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                               Estimated      ------------------------------------------------------
                                              Useful Life        2003          2002          2003          2002
                                            ------------------------------------------------------------------------
                                                                                 (In thousands)
Acquisitions - In-place Leases                 Lease Life     $     89            -            89             -
Development                                    Lease Life           94          290           328           930
New Tenants                                    Lease Life          514          330           725           486
New Tenants - First Generation(1)              Lease Life            6           65            88           133
Renewal Tenants                                Lease Life          229          371           504           467
                                                              ------------------------------------------------------
      Total Capitalized Leasing Costs                         $    932        1,056         1,734         2,016
                                                              ======================================================

Amortization of Leasing Costs                                 $    770          716         1,608         1,333
                                                              ======================================================

(1) First generation refers to space that has never been occupied.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27,494,000 for the six months ended June 30, 2003. Other sources of cash were primarily from bank borrowings, a common stock offering, sales and liquidation of REIT shares and proceeds from exercise of stock options. The Company distributed $16,207,000 in common and $5,004,000 in preferred stock dividends during the six months ended June 30, 2003. Other primary uses of cash were for bank debt payments, construction and development of properties, capital improvements at the various properties, purchases of real estate properties and mortgage note payments.

     Total debt at June 30, 2003 and December 31, 2002 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at June 30, 2003 and December 31, 2002.


                                                              June 30, 2003        December 31, 2002
                                                         ---------------------------------------------
                                                                          (In thousands)
         Mortgage notes payable - fixed rate                  $     245,311                248,343
         Bank notes payable - floating rate                          76,946                 73,957
                                                         ---------------------------------------------
            Total debt                                        $     322,257                322,300
                                                         =============================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At June 30, 2003, the interest rate was 2.362% on $71,000,000. The interest rate on each tranche is currently reset on a monthly basis and was last reset on August 11, 2003 at 2.36% on $38,000,000. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.

     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2004. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios. At June 30, 2003, the interest rate was 2.295% on $5,946,000. EastGroup's current interest rate for this facility is LIBOR plus 1.175%.

     In August 2003, as part of its financial management activities and in order to reduce exposure to floating rate bank debt, EastGroup obtained a $45.5 million nonrecourse mortgage secured by ten properties. The note has an interest rate of 4.75%, a maturity date of 10 years, and an amortization period of 25 years.

     On July 2, 2003, EastGroup closed a public offering of 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share. The offering resulted in approximately $32.3 million of net proceeds.

     On July 7, 2003, EastGroup redeemed all of its outstanding 9.00% Series A Cumulative Redeemable Preferred Stock. The redemption price of these shares (excluding accrued dividends) was $43,125,000. Costs of $1,768,000 related to the original issuance of the Series A stock in 1998 will be recorded in the third quarter as a preferred issuance cost and treated in a manner similar to a preferred dividend.

     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company.

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


                                     Jul-Dec                                                                        Fair
                                       2003       2004     2005      2006      2007    Thereafter     Total         Value
                                    ----------- --------- -------- --------- --------- ------------ ----------- -------------
Fixed rate debt (in thousands)         $ 3,382    11,262   25,184    21,748    20,426     163,309      245,311     275,397(1)
Weighted average interest rate           7.47%     7.90%    7.96%     7.76%     7.72%       7.09%        7.34%
Variable rate debt (in thousands)            -     5,946   71,000         -         -           -       76,946      76,946
Weighted average interest rate               -     2.30%    2.36%         -         -           -        2.36%

(1) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

     As the table above incorporates only those exposures that exist as of June 30, 2003, it does not consider those exposures or positions that could arise after that date. The ultimate impact on the Company of interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 24 basis points, interest expense and cash flows would increase or decrease by approximately $182,000 annually.

     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $11,000,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.



    Type of         Notional        Maturity                              Fixed      Fair Market Value   Fair Market Value
     Hedge           Amount           Date          Reference Rate         Rate         at 6/30/03          at 12/31/02
------------------------------------------------------------------------------------------------------------------------------
                 (In thousands)                                                                  (In thousands)
     Swap           $11,000         12/31/10        1 month LIBOR         4.03%            ($491)               ($297)

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

ITEM 4.   CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the Company's most recent fiscal quarter the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 29, 2003, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, Alexander G. Anagnos, H.C. Bailey, Jr., Hayden C. Eaves III, Fredric H. Gould, David H. Hoster II, David M. Osnos and Leland R. Speed were elected directors of the Registrant, each to serve until the 2004 Annual Meeting. The following is a summary of the voting for directors:


                                            Common Stock                     Series B Convertible
         Nominee                      Vote For         Vote Withheld      Vote For       Vote Withheld
         -----------------------------------------------------------------------------------------------
         D. Pike Aloian              14,337,855            113,839       3,181,817                -
         Alexander G. Anagnos        14,395,960             55,734       3,181,817                -
         H.C. Bailey, Jr.            14,406,757             44,937       3,181,817                -
         Hayden C. Eaves III         14,410,405             41,289       3,181,817                -
         Fredric H. Gould            14,383,185             68,509       3,181,817                -
         David H. Hoster II          14,409,182             42,512       3,181,817                -
         David M. Osnos              14,379,979             71,715       3,181,817                -
         Leland R. Speed             14,402,877             48,817       3,181,817                -


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)     Form 10-Q Exhibits:

                    3(a) Articles of Incorporation (incorporated by reference to
                         Appendix B to the  Registrant's  Proxy  Statement dated
                         April 24, 1997).

                    3(b) Bylaws of the Registrant  (incorporated by reference to
                         Appendix C to the  Registrant's  Proxy  Statement dated
                         April 24, 1997).

                    3(c) Articles  Supplementary  of the Company relating to the
                         9.00% Series A Cumulative Redeemable Preferred Stock of the Company (incorporated by reference to the Company's
                         Form 8-A filed June 15, 1998).

                    3(d) Articles  Supplementary  of the Company relating to the
                         Series  B  Cumulative   Convertible   Preferred   Stock
                         (incorporated  by reference to the  Company's  Form 8-K
                         filed on October 1, 1998).

                    3(e) Articles  Supplementary  of the Company relating to the
                         Series C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

                    3(f) Certificate  of  Correction  to Articles  Supplementary
                         with  respect  to  Series  B   Cumulative   Convertible
                         Preferred  Stock  (incorporated  by  reference  to  the
                         Registrant's  Form 10-K for the year ended December 31,
                         1998).

                    3(g) Articles  Supplementary  of the Company relating to the
                         7.95% Series D Cumulative  Redeemable  Preferred  Stock
                         (incorporated by reference to the Company's Form 8-A filed June 6, 2003).

                    31(a)Certification  of David H. Hoster II,  Chief  Executive
                         Officer.

                    31(b)Certification  of  N.  Keith  McKey,   Chief  Financial
                         Officer.

                    32(a)Certification  of David H. Hoster II,  Chief  Executive
                         Officer, pursuant to 18 U.S.C. Section 1350.

                    32(b)Certification  of  N.  Keith  McKey,   Chief  Financial
                         Officer, pursuant to 18 U.S.C. Section 1350.

            (b)     Reports on Form 8-K during the quarter ended June 30, 2003:

                    1.   A Form 8-K was filed on April 23,  2003  under Item 12,
                         incorporating by reference  EastGroup's  April 22, 2003
                         press  release,  setting forth our  first-quarter  2003
                         earnings.

                    2.   A Form 8-K was  filed on May 14,  2003  under  Item 12,
                         incorporating  by  reference  EastGroup's  May 13, 2003
                         press    release,    setting    forth   our   corrected
                         first-quarter 2003 financial results.

                    3. A Form 8-K was filed on May 22, 2003 (a) reporting under Item 5 thereof that on May 16, 2003 we entered into a Placement Agency Agreement covering the issuance of 571,429 shares of common stock, and (b) filing as exhibits under Item 7 thereof, the Placement Agency
                         Agreement, dated May 16, 2003 and opinions of counsel.

                    4.   A Form 8-K was  filed on June 2, 2003  reporting  under
                         Item  5  certain   historical  ratios  of  earnings  to
                         combined fixed charges and preferred stock dividends.

                    5.   A Form 8-K was  filed  on June 4,  2003  under  Item 5,
                         incorporating by reference  EastGroup's  press releases
                         dated June 3 and June 4, 2003, reporting the pricing of
                         our  Series  D  preferred   stock   offering   and  the
                         redemption of our Series A preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 13, 2003

                                     EASTGROUP PROPERTIES, INC.

                                     /s/ BRUCE CORKERN
                                     -----------------------------
                                     Bruce Corkern, CPA
                                     Senior Vice President and Controller

                                     /s/ N. KEITH MCKEY
                                     -----------------------------
                                     N. Keith McKey, CPA
                                     Executive Vice President, Chief
                                     Financial Officer and Secretary