Form 10-Q
period 2003-09-30
EASTGROUP PROPERTIES INC
filed 2003-11-12
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003           COMMISSION FILE NUMBER 1-7094

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

The number of shares of common stock, $.0001 par value, outstanding as of November 11, 2003 was 19,998,741.

                           EASTGROUP PROPERTIES, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                          Pages

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated  balance sheets,  September 30, 2003 (unaudited) and
               December 31, 2002                                                            3

               Consolidated  statements  of income for the three and nine months
               ended September 30, 2003 and 2002 (unaudited)                                4

               Consolidated  statements of changes in  stockholders'  equity for
               the nine months ended September 30, 2003 (unaudited)                         5

               Consolidated  statements  of cash flows for the nine months ended
               September 30, 2003 and 2002 (unaudited)                                      6

               Notes to consolidated financial statements (unaudited)                       7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                  18

Item 4.        Controls and Procedures                                                     19

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                            20

SIGNATURES

Authorized signatures                                                                      21

                           EASTGROUP PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                   September 30, 2003       December 31, 2002
                                                                                ----------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties                                                        $           778,680               750,578
  Development                                                                                45,654                39,718
                                                                                ----------------------------------------------
                                                                                            824,334               790,296
      Less accumulated depreciation                                                        (139,822)             (118,977)
                                                                                ----------------------------------------------
                                                                                            684,512               671,319
                                                                                ----------------------------------------------

  Real estate held for sale                                                                   1,375                 1,375
  Investment in real estate investment trusts                                                    15                 1,663
  Cash                                                                                        2,357                 1,383
  Other assets                                                                               28,934                27,997
                                                                                ----------------------------------------------
      TOTAL ASSETS                                                              $           717,193               703,737
                                                                                ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $           287,604               248,343
  Notes payable to banks                                                                     55,852                73,957
  Accounts payable & accrued expenses                                                        16,583                15,571
  Other liabilities                                                                           7,631                 7,622
                                                                                ----------------------------------------------
                                                                                            367,670               345,493
                                                                                ----------------------------------------------

                                                                                ----------------------------------------------
  Minority interest in joint ventures                                                         1,800                 1,759
                                                                                ----------------------------------------------

STOCKHOLDERS' EQUITY
  Series A 9.00% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,725,000 shares authorized and issued at
      December 31, 2002; stated liquidation preference of $43,125 at
      December 31, 2002                                                                           -                41,357
  Series B 8.75% Cumulative Convertible Preferred Shares and additional paid-in capital; $.0001 par value; 2,800,000 shares authorized; 550,000 shares issued at September 30, 2003 and 2,800,000 at December 31, 2002; stated
      liquidation preference of $13,750 at September 30, 2003 and $70,000 at
      December 31, 2002                                                                      13,196                67,178
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized; no
      shares issued                                                                               -                     -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued; stated
      liquidation preference of $33,000                                                      32,329                     -
  Common shares; $.0001 par value; 65,280,000 shares authorized; 19,369,471 shares issued and outstanding at September 30, 2003 and 16,104,356 at
      December 31, 2002                                                                           2                     2
  Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares
      issued                                                                                      -                     -
  Additional paid-in capital on common shares                                               314,584               243,562
  Undistributed earnings (Distributions in excess of earnings)                               (9,795)                7,109
  Accumulated other comprehensive income (loss)                                                (190)                   58
  Unearned compensation                                                                      (2,403)               (2,781)
                                                                                ----------------------------------------------
                                                                                            347,723               356,485
                                                                                ----------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $           717,193               703,737
                                                                                ==============================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                ----------------------------------------------------
                                                                                    2003          2002          2003          2002
                                                                                ----------------------------------------------------
REVENUES

Income from real estate operations                                              $   27,302        25,906        80,320       75,872
Interest                                                                                 7            26            17          304
Gain on securities                                                                       -           365           389        1,836
Other                                                                                   58            54           160          535
                                                                                ----------------------------------------------------
                                                                                    27,367        26,351        80,886       78,547
                                                                                ----------------------------------------------------
EXPENSES

Operating expenses from real estate operations                                       8,083         7,686        23,698       21,806
Interest                                                                             4,796         4,363        14,137       12,703
Depreciation and amortization                                                        7,978         7,848        23,409       22,275
General and administrative                                                           1,246         1,102         3,746        3,279
Minority interest in joint ventures                                                    107           103           320          286
                                                                                ----------------------------------------------------
                                                                                    22,210        21,102        65,310       60,349
                                                                                ----------------------------------------------------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS                                5,157         5,249        15,576       18,198
  Gain on sale of real estate investments                                                -             -             -           93
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                    5,157         5,249        15,576       18,291
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Loss from real estate operations                                                       -           (10)           (2)         (14)
  Gain (loss) on sale of real estate investments                                         6           (66)          112          (66)
                                                                                ----------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                               6           (76)          110          (80)
                                                                                ----------------------------------------------------

NET INCOME                                                                           5,163         5,173        15,686       18,211

Preferred dividends-Series A                                                            76           970         2,016        2,910
Preferred dividends-Series B                                                           300         1,532         2,598        4,596
Preferred dividends-Series D                                                           649             -           649            -
Costs on redemption of Series A preferred                                            1,778             -         1,778            -
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                     $    2,360         2,671         8,645       10,705
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $     0.13          0.17          0.50         0.68
  Income (loss) from discontinued operations                                          0.00          0.00          0.01         0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $     0.13          0.17          0.51         0.68
                                                                                ====================================================

  Weighted average shares outstanding                                               18,451        15,901        17,089       15,856
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $     0.13          0.16          0.49         0.66
  Income (loss) from discontinued operations                                          0.00          0.00          0.01         0.00
                                                                                ----------------------------------------------------
  Net income available to common stockholders                                   $     0.13          0.16          0.50         0.66
                                                                                ====================================================

  Weighted average shares outstanding                                               18,818        16,264        17,453       16,228
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

                           EASTGROUP PROPERTIES, INC.
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                 Undistributed
                                                                                                   Earnings      Accumulated
                                                                          Additional            (Distributions      Other
                                                       Preferred  Common   Paid-In    Unearned   in Excess of   Comprehensive
                                                         Stock     Stock   Capital  Compensation   Earnings)    Income (Loss)  Total
                                                       -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                             $108,535       2     243,562     (2,781)        7,109          58    356,485
Comprehensive income
   Net income                                                 -       -           -          -        15,686           -     15,686
   Net change in investment securities                        -       -           -          -             -        (340)      (340)
   Net unrealized change in cash flow hedge                   -       -           -          -             -          92         92
                                                                                                                         -----------
      Total comprehensive income                                                                                             15,438
                                                                                                                         -----------
Cash dividends declared-common, $1.425 per share              -       -           -          -       (25,549)          -    (25,549)
Preferred stock dividends declared                            -       -           -          -        (5,263)          -     (5,263)
Redemption of 1,725,000 shares of Series A
   preferred stock                                      (41,357)      -           -          -        (1,778)          -    (43,135)
Conversion of 2,250,000 shares of cumulative
   convertible preferred stock into 2,556,900
   shares of common stock                               (53,982)      -      53,982          -             -           -          -
Issuance of 1,320,000 share of Series D preferred
   stock                                                 32,329       -           -          -             -           -     32,329
Issuance of 571,429 shares of common stock, common
   stock offering                                             -       -      14,464          -             -           -     14,464
Issuance of 2,108 shares of common stock incentive
   compensation                                               -       -          53          -             -           -         53
Issuance of 10,194 shares of common stock, dividend
   reinvestment plan                                          -       -         272          -             -           -        272
Issuance of 130,484 shares of common stock, exercise
   options                                                    -       -       2,370          -             -           -      2,370
Forfeiture of 6,000 shares of common stock, incentive
   restricted stock                                           -       -        (127)        86             -           -        (41)
Amortization of unearned compensation, incentive
   restricted stock                                           -       -           -        292             -           -        292
Issuance of common stock options                              -       -           8          -             -           -          8
                                                       -----------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003                            $ 45,525       2     314,584     (2,403)       (9,795)       (190)   347,723
                                                       =============================================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                -------------------------------
                                                                                     2003              2002
                                                                                -------------------------------
OPERATING ACTIVITIES:
    Net income                                                                  $     15,686           18,211
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization from continuing operations                      23,409           22,275
        Depreciation and amortization from discontinued operations                         -               46
        Gain on sale of real estate investments                                            -              (93)
        (Gain) loss on sale of real estate investments from discontinued
        operations                                                                      (112)              66
        Gain on real estate investment trust (REIT) shares                              (389)          (1,836)
        Amortization of unearned compensation                                            251              347
        Minority interest depreciation and amortization                                 (110)            (129)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                              1,491            2,643
          Accounts payable, accrued expenses and prepaid rent                          4,640            4,602
                                                                                -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             44,866           46,132
                                                                                -------------------------------

INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                  -            5,501
    Proceeds from sale of real estate investments                                        841            2,917
    Real estate improvements                                                          (7,170)          (5,811)
    Real estate development                                                          (17,732)         (27,085)
    Purchases of real estate                                                          (9,445)         (12,935)
    Purchases of real estate investment trust shares                                       -           (1,308)
    Proceeds from sale and liquidation of REIT shares                                  1,697            7,095
    Changes in other assets and other liabilities                                     (4,135)          (1,172)
                                                                                -------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (35,944)         (32,798)
                                                                                -------------------------------

FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                    125,971          163,782
    Principal payments on bank borrowings                                           (144,076)        (184,767)
    Proceeds from mortgage notes payable                                              45,500           48,200
    Principal payments on mortgage notes payable                                      (7,717)         (11,974)
    Debt issuance costs                                                                 (629)          (1,473)
    Distributions paid to stockholders                                               (31,984)         (29,903)
    Redemption of Series A preferred stock                                           (43,135)               -
    Proceeds from Series D preferred stock offering                                   32,329                -
    Proceeds from common stock offering                                               14,464                -
    Proceeds from exercise of stock options                                            2,370            2,438
    Proceeds from dividend reinvestment plan                                             272              276
    Other                                                                             (1,313)            (208)
                                                                                -------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                 (7,948)         (13,629)
                                                                                -------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         974             (295)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,383            1,767
                                                                                -------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      2,357            1,472
                                                                                ===============================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                           $     13,234           12,046
    Conversion of cumulative convertible preferred stock into common stock            53,982                -
    Debt assumed by the Company in purchase of real estate                             1,478                -
    Issuance of incentive restricted stock                                                 -              437
    Forfeiture of incentive restricted stock                                            (127)            (189)

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

     At September 30, 2003 and December 31, 2002, the Company had three parcels of land held for sale. There can be no assurances that the properties that are held for sale will be sold.

     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income (loss) from discontinued operations for the three and nine months ended September 30, 2003 and 2002. No interest expense was allocated to the properties that are held for sale.

(4)  BUSINESS COMBINATIONS AND GOODWILL

The Company applies SFAS No. 141, "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for by using the purchase method of accounting and addresses accounting for purchased goodwill and other intangibles. The Company also applies SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for the impairment of goodwill and other intangibles. Upon the acquisition of real estate properties, the Company applies the principles of SFAS No. 141 to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets, including in-place leases. The Company periodically reviews, at least annually, the recoverability of goodwill and other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at September 30, 2003 and December 31, 2002.

(5)  OTHER ASSETS

A summary of the Company's other assets follows:

                                                              September 30, 2003       December 31, 2002
                                                           ------------------------------------------------
                                                                             (In thousands)
Leasing costs, net of accumulated amortization                  $        11,414                  10,537
Receivables, net of allowance for doubtful accounts                       9,468                   9,363
Prepaid expenses and other assets                                         8,052                   8,097
                                                           ------------------------------------------------
                                                                $        28,934                  27,997
                                                           ================================================

(6)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's accounts payable and accrued expenses follows:

                                                              September 30, 2003       December 31, 2002
                                                           ------------------------------------------------
                                                                            (In thousands)
Property taxes payable                                         $          9,625                   5,814
Dividends payable                                                         2,174                   3,346
Other payables and accrued expenses                                       4,784                   6,411
                                                           ------------------------------------------------
                                                               $         16,583                  15,571
                                                           ================================================

(7)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income
(loss) for the nine months ended September 30, 2003 and 2002 are summarized below:

Accumulated Other Comprehensive Income (Loss)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     2003                2002
                                                                                -----------------------------------
Balance at beginning of period                                                  $       58               1,193
    Unrealized holding gains on REIT securities during the period                       49                 942
    Less reclassification adjustment for realized gains on
        REIT securities included in net income                                        (389)             (1,836)
    Change in fair value of interest rate swap                                          92                   -
                                                                                -----------------------------------
Balance at end of period                                                        $     (190)                299
                                                                                ===================================

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

Reconciliation of Numerators and Denominators

                                                                                  Three Months Ended      Nine Months Ended
                                                                                    September 30,           September 30,
                                                                                ----------------------------------------------
                                                                                  2003         2002        2003       2002
                                                                                ----------------------------------------------
                                                                                               (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders                         $  2,360       2,671       8,645     10,705
  Denominator-weighted average shares outstanding                                 18,451      15,901      17,089     15,856
Diluted EPS Computation
  Numerator-net income available to common stockholders                         $  2,360       2,671       8,645     10,705
  Denominator:
    Weighted average shares outstanding                                           18,451      15,901      17,089     15,856
    Common stock options                                                             182         176         177        187
    Nonvested restricted stock                                                       185         187         187        185
                                                                                ----------------------------------------------
       Total shares                                                               18,818      16,264      17,453     16,228
                                                                                ==============================================

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

     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The following table presents on a comparative basis for the three and nine months ended September 30, 2003 and 2002 reported PNOI by operating segment, followed by reconciliations of PNOI to FFO Available to Common Stockholders and FFO Available to Common Stockholders to Net Income.

                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,             September 30,
                                                                                ----------------------------------------------------
                                                                                   2003          2002        2003          2002
                                                                                ----------------------------------------------------
                                                                                                  (In thousands)
PROPERTY REVENUES:
    Industrial                                                                  $ 26,871       25,518       79,023        74,676
    Other                                                                            431          388        1,297         1,196
                                                                                ----------------------------------------------------
                                                                                  27,302       25,906       80,320        75,872
                                                                                ----------------------------------------------------
PROPERTY EXPENSES:
    Industrial                                                                    (7,949)      (7,564)     (23,285)      (21,424)
    Other                                                                           (134)        (122)        (413)         (382)
                                                                                ----------------------------------------------------
                                                                                  (8,083)      (7,686)     (23,698)      (21,806)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME:
    Industrial                                                                    18,922       17,954       55,738        53,252
    Other                                                                            297          266          884           814
                                                                                ----------------------------------------------------
TOTAL PROPERTY NET OPERATING INCOME                                               19,219       18,220       56,622        54,066
                                                                                ----------------------------------------------------

Income (loss) from discontinued operations (before
    depreciation and amortization)                                                     -           (5)          (2)           32
Gain on securities                                                                     -          365          389         1,836
Other income                                                                          65           80          177           839
Interest expense                                                                  (4,796)      (4,363)     (14,137)      (12,703)
General and administrative expense                                                (1,246)      (1,102)      (3,746)       (3,279)
Minority interest in earnings (before depreciation and amortization)                (141)        (140)        (430)         (415)
Gain on sale of nondepreciable real estate investments                                 6            -            6             -
Dividends on Series A preferred shares                                               (76)        (970)      (2,016)       (2,910)
Dividends on Series D preferred shares                                              (649)           -         (649)            -
Redemption of Series A preferred stock                                            (1,778)           -       (1,778)            -
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS                            10,604       12,085       34,436        37,466

Depreciation and amortization from continuing operations                          (7,978)      (7,848)     (23,409)      (22,275)
Depreciation and amortization from discontinued operations                             -           (5)           -           (46)
Share of joint venture depreciation and amortization                                  34           37          110           129
Gain (loss) on sale of depreciable real estate investments                             -          (66)         106            27
Dividends on Series B convertible preferred shares                                  (300)      (1,532)      (2,598)       (4,596)
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                        2,360        2,671        8,645        10,705
Dividends on preferred shares                                                      1,025        2,502        5,263         7,506
Redemption of Series A preferred stock                                             1,778            -        1,778             -
                                                                                ----------------------------------------------------

NET INCOME                                                                      $  5,163        5,173       15,686        18,211
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

     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Stock-based compensation expense was immaterial for both the three and nine months ended September 30, 2003 and 2002. There was an immaterial effect to pro forma net income available to common stockholders for all periods and no effect to basic or diluted earnings per share for either period.

     The Company accounts for restricted stock in accordance with Accounting Principles Board No. 25, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.

(11) NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. The Company adopted this Statement on July 1, 2003 with no impact on its overall financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created after February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation had no impact on the Company's overall financial position or results of operations.

(12) SUBSEQUENT EVENTS

In October 2003, EastGroup announced that it is developing a 66,000 square foot warehouse/distribution building for Devon Energy Production Company, LP. The facility, which has a projected total cost of approximately $3.4 million, will be located on 4.22 acres in the Company's World Houston International Business Center development in north Houston between Beltway 8 and George Bush Intercontinental Airport. The initial term of the lease is 15 years.

     In October 2003, the Company purchased Expressway Commerce Center II (72,000 square feet) in Tampa, Florida for a price of $4,850,000. The building was constructed in 2001 and is located in the Tampa International Airport submarket. The property is 100% leased to five tenants.

     The Company is currently under contract to purchase two additional properties in Florida totaling 227,000 square feet for approximately $10,450,000. These properties are expected to close during the fourth quarter of 2003; however, there can be no assurance that these potential acquisitions will actually occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

(Comments are for the balance sheet dated September 30, 2003 compared to December 31, 2002.)

Assets of EastGroup were $717,193,000 at September 30, 2003, an increase of $13,456,000 from December 31, 2002. Liabilities (excluding minority interests) increased $22,177,000 to $367,670,000 and stockholders' equity decreased $8,762,000 to $347,723,000 during the same period. Book value per common share increased from $15.11 at December 31, 2002 to $15.54 at September 30, 2003. The paragraphs that follow explain these changes in detail.

     Real estate properties increased $28,102,000 during the nine months ended September 30, 2003. This increase was due to the transfer of four properties and two parcels of land from development with total costs of $10,171,000, the purchase of three properties for $9,920,000, capital improvements of $7,170,000, and improvements on development properties transferred to real estate properties in the 12-month period following transfer of $1,625,000. These increases were offset by the transfer of one property and one parcel of land to real estate held for sale with costs of $784,000.

Real Estate Properties

      Real Estate Properties                                                     Date
         Acquired in 2003             Location                Size             Acquired           Cost (1)
-------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)
Altamonte Commerce Center II       Orlando, Florida       62,000 sq. ft.       05-20-03        $       3,336
Airport Commons                    Phoenix, Arizona       63,000 sq. ft.       05-28-03                2,447
Shady Trail Distribution Center    Dallas, Texas         118,000 sq. ft.       09-16-03                4,137
                                                                                               ---------------
      Total Acquisitions                                                                       $       9,920
                                                                                               ===============

(1) Total costs of the properties acquired was $10,923,000, of which $9,920,000 was allocated to the real estate properties as indicated above and $1,003,000 was allocated to in-place leases. The Company paid cash of $9,445,000 for the properties and in-place leases acquired and assumed a mortgage of $1,478,000, which is included in Mortgage Notes Payable on the balance sheet. The amount assigned to in-place leases, which is included in Other Assets on the balance sheet, will be amortized over the remaining lives of the associated leases in place at the time of acquisition in accordance with SFAS No. 141, "Business Combinations."

     Development increased $5,936,000 during the nine months ended September 30, 2003. This increase was due to development costs of $16,107,000 on existing and completed development, as detailed in the table below, exceeding decreases due to the transfer of four development properties with total costs of $9,537,000 and the transfer of two parcels of land with costs of $634,000 to real estate properties.

     Total cash outflows for development for the nine months ended September 30, 2003 were $17,732,000. In addition to the costs incurred for the nine months ended September 30, 2003 as detailed in the table below, development costs included $1,625,000 for improvements on properties transferred to real estate properties during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

Development

                                                                                         Costs Incurred
                                                                              ------------------------------------
                                                                               For the 9 Months     Cumulative as      Estimated
                                                                    Size         Ended 9/30/03       of 9/30/03     Total Costs (1)
                                                               ---------------------------------------------------------------------
                                                                (Square feet)                      (In thousands)
Lease-Up:
  World Houston 19, Houston, TX                                     66,000        $        466             2,447             3,100
  World Houston 20, Houston, TX                                     62,000                 192             2,150             2,800
  Executive Airport CC I & III, Fort Lauderdale, FL                 85,000                 959             5,710             6,000
  Expressway Commerce Center, Tampa, FL                            103,000               1,817             5,438             6,000
  Sunport Center IV, Orlando, FL                                    63,000               1,993             3,019             3,500
  Techway Southwest II, Houston, TX                                 94,000               2,880             3,849             4,800
                                                               ---------------------------------------------------------------------
Total Lease-up                                                     473,000               8,307            22,613            26,200
                                                               ---------------------------------------------------------------------

Under Construction:
  Santan 10, Chandler, AZ                                           65,000               1,430             1,430             3,800
                                                               ---------------------------------------------------------------------
Total Under Construction                                            65,000               1,430             1,430             3,800
                                                               ---------------------------------------------------------------------

Prospective Development (Principally Land):
  Phoenix, Arizona                                                  40,000              (1,010)              366             2,000
  Tucson, Arizona                                                   70,000                   -               326             3,500
  Tampa, Florida                                                   140,000                  76             1,904             7,700
  Orlando, Florida                                                 892,000               5,474             7,359            49,600
  Fort Lauderdale, Florida                                          55,000                 173             1,776             3,800
  El Paso, Texas                                                   251,000                 120             2,344             7,600
  Houston, Texas                                                   858,000               1,410             6,982            41,500
  Jackson, Mississippi                                              32,000                  23               554             1,700
                                                               ---------------------------------------------------------------------
Total Prospective Development                                    2,338,000               6,266            21,611           117,400
                                                               ---------------------------------------------------------------------
                                                                 2,876,000       $      16,003            45,654           147,400
                                                               =====================================================================

Completed Development and Transferred
To Real Estate Properties During the
Nine Months Ended September 30, 2003:
  Metro Airport Commerce Center I, Jackson, MS                      32,000       $          55             1,782
  World Houston 14, Houston, TX                                     77,000                  32             3,106
  Americas 10 Business Center I, El Paso, TX                        98,000                  17             3,304
  Chamberlain Expansion, Tucson, AZ                                 34,000                   -             1,345
                                                               ----------------------------------------------------
Total Transferred to Real Estate Properties                        241,000       $         104             9,537
                                                               ====================================================

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

     Real estate held for sale was $1,375,000 at September 30, 2003 and December 31, 2002; however, one property and one parcel of land with total costs of $784,000 were transferred from real estate properties and subsequently sold.

     Accumulated depreciation on real estate properties and real estate held for sale increased $20,845,000 due to depreciation expense of $20,900,000 on real estate properties, offset by the sale of one property with accumulated depreciation of $55,000.

     Investment in REITs decreased from $1,663,000 at December 31, 2002 to $15,000 at September 30, 2003 primarily as a result of the sale of REIT shares with a cost of $1,308,000. Unrealized gains decreased $340,000 as a result of realized gains of $389,000 on REIT shares, offset by unrealized gains of $49,000 during the period.

     Mortgage notes payable increased $39,261,000 during the nine months ended September 30, 2003 primarily due to a new $45,500,000 mortgage. This note is a nonrecourse first mortgage loan secured by ten properties and has a fixed interest rate of 4.75%, a ten-year term, and an amortization schedule of 25 years. The proceeds were used to reduce floating rate bank borrowings. The Company also assumed a $1,478,000 mortgage on the purchase of Airport Commons. These increases were offset by the repayment of two mortgages totaling $2,813,000 (including the Airport Commons mortgage) and regularly scheduled principal payments of $4,904,000.

     Notes payable to banks decreased $18,105,000 as a result of payments of $144,076,000 exceeding advances of $125,971,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

     On July 7, 2003, EastGroup redeemed all of its outstanding 9.00% Series A Cumulative Redeemable Preferred Stock. The redemption price of these shares (excluding accrued dividends) was $43,125,000. Costs of $1,768,000 related to the original issuance of the Series A stock in 1998 were recorded in the third quarter as a preferred issuance cost and treated in a manner similar to a preferred dividend.

     During the nine months ended September 30, 2003, the holder of the 8.75% Series B Cumulative Convertible Preferred Stock elected to convert 2,250,000 shares into 2,556,900 shares of common stock.

     On July 2, 2003, EastGroup closed a public offering of 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share. The offering resulted in $32,329,000 of net proceeds.

     On May 20, 2003, EastGroup closed on the sale of 571,429 shares of its common stock at $26.25 per share. The shares were sold to an institutional buyer and EastGroup received proceeds of $14,464,000, net of related issuance costs.

     Accumulated other comprehensive income (loss) decreased $248,000 as a result of realized gains of $389,000 on REIT shares offset by unrealized gains of $49,000 on REIT shares during the period and an unrealized gain of $92,000 due to the fair value adjustment of the Company's interest rate swap.

     Undistributed  earnings  (distributions  in excess of  earnings)  decreased
$16,904,000 as a result of dividends on common and preferred stock of $30,812,000 and write-off of original issuance costs and other costs of redemption totaling $1,778,000 on the redemption of the Series A preferred stock exceeding net income for financial reporting purposes of $15,686,000.

RESULTS OF OPERATIONS

(Comments are for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002.)

Net income available to common stockholders for the three and nine months ended September 30, 2003 was $2,360,000 ($.13 per basic and diluted share) and $8,645,000 ($.51 per basic share and $.50 per diluted share) compared to net income available to common stockholders for the three and nine months ended September 30, 2002 of $2,671,000 ($.17 per basic share and $.16 per diluted share) and $10,705,000 ($.68 per basic share and $.66 per diluted share). Income before gain on sale of real estate investments was $5,157,000 and $15,576,000 for the three and nine months ended September 30, 2003 compared to $5,249,000 and $18,198,000 for the same periods of 2002. The Company had a gain of $93,000 on the sale of real estate investments from continuing operations for the nine months ended September 30, 2002. In accordance with the guidelines under SFAS No. 144, gains and losses on the sale of properties placed in the category "held for sale" subsequent to December 31, 2001 are included in Discontinued Operations. There were gains of $6,000 and $112,000 from discontinued operations for the three and nine months ended September 30, 2003 compared to a loss of $66,000 for the three and nine months ended September 30, 2002. The paragraphs that follow describe the results of operations in detail.

     PNOI from continuing operations, as defined and discussed in Note 9 in the Notes to the Consolidated Financial Statements, increased by $999,000 or 5.5% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. For the nine months ended September 30, 2003, PNOI increased by $2,556,000 or 4.7% compared to the nine months ended September 30, 2002. PNOI by property type and total percentage leased were as follows:

Property Net Operating Income

                   Three Months Ended         Nine Months Ended              Percent
                     September 30,              September 30,                Leased
                  ---------------------------------------------------------------------------
                    2003         2002         2003         2002       9-30-03       9-30-02
                  ---------------------------------------------------------------------------
                                 (In thousands)
Industrial        $ 18,922      17,954       55,738       53,252
Other                  297         266          884          814
                  ------------------------------------------------
   Total PNOI     $ 19,219      18,220       56,622       54,066       91.6%         91.7%
                  ================================================

     PNOI from industrial properties increased $968,000 (5.4%) and $2,486,000 (4.7%) for the three and nine months ended September 30, 2003, compared to September 30, 2002. Industrial properties held throughout the three and nine months ended September 30, 2003 compared to the same periods in 2002 showed an increase in PNOI of 1.5% for the three months and no change for the nine months.

     Bank interest expense before amortization of loan costs and capitalized interest was $367,000 for the three months ended September 30, 2003, a decrease of $307,000 from the three months ended September 30, 2002. Bank interest expense before amortization of loan costs and capitalized interest was $1,349,000 for the nine months ended September 30, 2003, a decrease of $717,000 from the nine months ended September 30, 2002. Average bank borrowings were $60,844,000 and $75,598,000 for the three and nine months ended September 30, 2003 compared to $85,301,000 and $87,225,000 for the same periods in 2002 with average bank interest rates of 2.39% for both the three months and nine months ended September 30, 2003 compared to 3.13% and 3.17% for the same periods in 2002. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against the bank interest expense. The interest costs capitalized on real estate properties for the three and nine months ended September 30, 2003 were $518,000 and $1,520,000 compared to $532,000 and $1,620,000 for the same periods in 2002. Amortization of bank loan costs was $102,000 and $307,000 for the three and nine months ended September 30, 2003 compared to $100,000 and $309,000 for the same periods in 2002.

     Mortgage interest expense on real estate properties was $4,749,000 for the three months ended September 30, 2003, an increase of $675,000 from the three months ended September 30, 2002. Mortgage interest expense on real estate properties was $13,717,000 for the nine months ended September 30, 2003, an increase of $1,913,000 from the nine months ended September 30, 2002. The increase in interest for the three and nine months was primarily due to several new mortgages--a $40,000,000 loan obtained in the third quarter of 2002, an $11,000,000 loan in the fourth quarter of 2002 and a $45,500,000 loan in the third quarter of 2003. Amortization of mortgage loan costs was $96,000 and $284,000 for the three and nine months ended September 30, 2003 compared to $47,000 and $144,000 for the same periods in 2002.

     Depreciation and amortization increased $130,000 for the three months and $1,134,000 for the nine months ended September 30, 2003 compared to the same periods in 2002 primarily due to properties acquired and transferred from development during 2002 and 2003.

     During the nine months ended September 30, 2003, the Company sold one parcel of land and Air Park Distribution Center II and recognized total gains of $112,000, which are recorded under Discontinued Operations in accordance with SFAS No. 144 (see Note 3 in the Notes to Consolidated Financial Statements). In the same period of 2002, the Company recognized a gain of $93,000 from the sale of Carpenter Duplex, which is reported in Income From Continuing Operations on the income statement. The $66,000 loss on 7th Street is recorded under Discontinued Operations in accordance with SFAS No. 144. A summary of these sales follows:

Gain (Loss) on Real Estate Investments

                                                                        Net                      Recognized
                                                                    Sales Price        Basis     Gain (Loss)
                                                                  --------------------------------------------
                                                                                   (In thousands)
2003
Real estate properties:
   Air Park Distribution Center II, Memphis, TN                   $       445            339            106
   Orlando Central Park Land, Orlando, FL                                 396            390              6
                                                                  --------------------------------------------
                                                                  $       841            729            112
                                                                  ============================================

2002
Real estate properties:
   Carpenter Duplex, Dallas, TX                                   $     1,111          1,018             93
   7th Street Service Center, Phoenix, AZ                               1,806          1,872            (66)
                                                                  --------------------------------------------
                                                                  $     2,917          2,890             27
                                                                  ============================================

     The increase in general and administrative expenses of $144,000 and $467,000 for the three and nine months ended September 30, 2003 compared to the same periods in 2002 is primarily due to increased employee costs.

     The National Association of Real Estate Investment Trusts has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $745,000 and $1,648,000 for the three and nine months ended September 30, 2003 compared to $450,000 and $958,000 for the same periods in 2002. Capital expenditures for the three and nine months ended September 30, 2003 and 2002 were as follows:

Capital Expenditures

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                               Estimated    --------------------------------------------------------
                                              Useful Life         2003          2002          2003          2002
                                            ------------------------------------------------------------------------
                                                                                  (In thousands)
Upgrade on Acquisitions                         40 yrs         $       10             8            51             8
Major Renovation/Redevelopment                  40 yrs                  -             -             -            53
Tenant Improvements:
   New Tenants                                 Lease Life             963         1,380         2,763         2,847
   New Tenants - First Generation(1)           Lease Life              62             4           734           417
   Renewal Tenants                             Lease Life             371           103         1,636           524
Other:
   Building Improvements                        5-40 yrs              150           155           586           621
   Roofs                                        5-15 yrs              522           765         1,250         1,275
   Parking Lots                                  5 yrs                 10            10            95            30
   Other                                         5 yrs                  1             5            55            36
                                                              ------------------------------------------------------
      Total Capital Expenditures                               $    2,089         2,430         7,170         5,811
                                                              ======================================================

(1)    First generation refers to space that has never been occupied.

The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months and nine months ended September 30, 2003 and 2002 were as follows:

Capitalized Leasing Costs

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                               Estimated      ------------------------------------------------------
                                              Useful Life         2003          2002          2003          2002
                                            ------------------------------------------------------------------------
                                                                                  (In thousands)
Development                                    Lease Life      $      366            56             694         986
New Tenants                                    Lease Life             916           825           1,641       1,311
New Tenants - First Generation(1)              Lease Life               -             -              88         133
Renewal Tenants                                Lease Life             325           282             829         749
                                                              ------------------------------------------------------
      Total Capitalized Leasing Costs                          $    1,607         1,163           3,252       3,179
                                                              ======================================================

Amortization of Leasing Costs                                  $      874           895           2,375       2,228
                                                              ======================================================

(1)    First generation refers to space that has never been occupied.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $44,866,000 for the nine months ended September 30, 2003. Other sources of cash were primarily from bank borrowings, proceeds from mortgage notes payable, the Series D preferred stock offering, a common stock offering, proceeds from exercise of stock options and sales and liquidation of REIT shares. The Company distributed $25,319,000 in common and $6,665,000 in preferred stock dividends during the nine months ended September 30, 2003. Other primary uses of cash were for bank debt payments, redemption of the Series A preferred stock, construction and development of properties, purchases of real estate properties, mortgage note payments and capital improvements at the various properties.

     Total debt at September 30, 2003 and December 31, 2002 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at September 30, 2003 and December 31, 2002.

                                                        September 30, 2003        December 31, 2002
                                                     -------------------------------------------------
                                                                      (In thousands)
Mortgage notes payable - fixed rate                    $             287,604                 248,343
Bank notes payable - floating rate                                    55,852                  73,957
                                                     -------------------------------------------------
   Total debt                                          $             343,456                 322,300
                                                     =================================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At September 30, 2003, the interest rate was 2.37% on $51,000,000. The interest rate on each tranche is currently reset on a monthly basis. A $16,000,000 tranche was last reset on October 29, 2003 at 2.37% and a $42,000,000 tranche was last reset on November 12, 2003 at 2.37%. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.

     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2004. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.175%. At September 30, 2003, the interest rate was 2.295% on $4,852,000.

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

                                      Oct-Dec                                                                       Fair
                                       2003        2004      2005      2006      2007    Thereafter    Total        Value
                                    ------------------------------------------------------------------------------------------
Fixed rate debt (in thousands)         $ 1,875    12,218    26,186    22,797    21,524    203,004(2)  287,604     311,856(1)
Weighted average interest rate           7.20%     7.64%     7.84%     7.61%     7.56%      6.61%       6.92%
Variable rate debt (in thousands)      $     -     4,852    51,000         -         -          -      55,852      55,852
Weighted average interest rate               -     2.30%     2.37%         -         -          -       2.36%

(1) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

(2) The fixed rate debt shown above includes the Tower Automotive mortgage, which has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.3%.

     As the table above incorporates only those exposures that exist as of September 30, 2003, it does not consider those exposures or positions that could arise after that date. The ultimate impact on the Company of interest rate fluctuations will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 24 basis points, interest expense and cash flows would increase or decrease by approximately $132,000 annually.

     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,880,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                   Current
   Type of         Notional       Maturity                               Fixed      Fair Market Value    Fair Market Value
    Hedge           Amount          Date          Reference Rate          Rate         at 9/30/03           at 12/31/02
----------------------------------------------------------------------------------------------------------------------------
                (In thousands)                                                                  (In thousands)
    Swap           $10,880        12/31/10        1 month LIBOR          4.03%            ($205)               ($297)

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

          3(h) Articles   Supplementary   of  the   Company   relating   to  the
               reclassification of the Series A Cumulative  Redeemable Preferred
               Stock  of  the  Company  to the  Company's  common  stock  (filed herewith).

          31(a)Certification of David H. Hoster II, Chief Executive Officer.

          31(b) Certification of N. Keith McKey, Chief Financial Officer.

          32(a)Certification of David H. Hoster II, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

          32(b)Certification  of  N.  Keith  McKey,   Chief  Financial  Officer,
               pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K during the quarter ended September 30, 2003:

          1. A Form 8-K was filed on July 17, 2003 (a) reporting under Item 5 thereof the issuance of the Company's 7.95% Series D Cumulative
               Redeemable Preferred Stock, and (b) filing as exhibits under Item
               7 thereof, Articles Supplementary creating the Series D Preferred
               Stock and opinions of counsel.

          2.   A  Form  8-K  was  filed  on  July  22,   2003   under  Item  12,
               incorporating  by  reference  EastGroup's  July  21,  2003  press
               release,   setting  forth  the  Company's   second  quarter  2003
               earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 12, 2003

                                            EASTGROUP PROPERTIES, INC.

                                            /s/ BRUCE CORKERN
                                            ---------------------------
                                            Bruce Corkern, CPA
                                            Senior Vice President and Controller

                                            /s/ N. KEITH MCKEY
                                            ---------------------------
                                            N. Keith McKey, CPA
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary