Form 10-K
period 2003-12-31
EASTGROUP PROPERTIES INC
filed 2004-03-15
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003       COMMISSION FILE NUMBER 1-07094

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                    SHARES OF COMMON STOCK, $.0001 PAR VALUE,
SHARES OF SERIES D 7.95% CUMULATIVE REDEEMABLE PREFERRED STOCK, $.0001 PAR VALUE
                             NEW YORK STOCK EXCHANGE

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $495,531,000.

     The number of shares of common stock, $.0001 par value, outstanding as of March 10, 2004 was 20,886,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS.

Organization

     EastGroup Properties, Inc. (the Company or EastGroup) is an equity real estate investment trust (REIT) organized in 1969. The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), as amended, and intends to continue to qualify to be so taxed.

Available Information

     The Company maintains a website at www.eastgroup.net. The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (SEC). In addition, the Company's website includes items related to corporate governance matters, including, among other things, the Company's corporate governance guidelines, charters of various committees of the Board of Directors, and the Company's code of business conduct and ethics applicable to all employees, officers and directors. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company's directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company's website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Investor Relations, EastGroup Properties, Inc., 300 One Jackson Place, 188 East Capitol Street, Jackson, MS 39201-2195.

Administration

     EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi. The Company has regional offices in Phoenix, Orlando and Houston and property management offices in Jacksonville, Tampa and Fort Lauderdale. Offices at these locations allow the Company to manage all of its Mississippi, Arizona, Florida and Houston properties, which together account for 54% of the Company's total portfolio on a square foot basis. In addition, the Company provides property administration (accounting of operations) for 77% of its total portfolio. The Company uses third-party management groups for the remainder of its portfolio, but continues to increase the number of self-managed properties. The regional offices in Arizona, Florida and Texas also provide development capability and oversight in those states. As of March 10, 2004, EastGroup had 53 full-time and four part-time employees.

Operations

     EastGroup is focused on the acquisition, operation and development of industrial properties in major Sunbelt markets throughout the United States with a special emphasis in the states of Arizona, California, Florida and Texas. The Company's goal is to maximize shareholder value by being a leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. EastGroup's strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets.

     During 2003, EastGroup expanded its holdings principally through the acquisition of five properties (442,000 square feet) and 82 acres of land for future development and by the transfer of three properties and one expansion (241,000 square feet) from development to real estate properties. The Company's current portfolio includes 19.4 million square feet with an additional 746,000 square feet under development.

     EastGroup may invest in other real estate investment trusts that may be a potential candidate for a combination with EastGroup. At December 31, 2003, the Company had no investments in other REITs.

     EastGroup incurs short-term floating rate debt in connection with the acquisition of real estate and payment of costs of development projects and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans secured by real property. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup's securities.

     EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions require, but it does not presently intend to make loans other than in connection with such transactions.

     The Company intends to continue to qualify as a REIT under the Code. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its shareholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.

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

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of EastGroup's properties have been subjected to environmental audits by independent environmental consultants. These reports have not revealed any potential significant environmental liability. Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup's business, assets, financial position or results of operations.

ITEM 2.  PROPERTIES.

     EastGroup owned 166 industrial properties and one office building at December 31, 2003. These properties are located throughout the United States, primarily in the Sunbelt states of Arizona, California, Florida and Texas, the majority of which are clustered around major transportation features in supply constrained submarkets. The Company has developed over 20% of its total portfolio. The Company's focus is the ownership of business distribution space (75% of the total portfolio) with the remainder in bulk distribution space (21%) and business service space (4%). Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet. See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company's properties.

     At December 31, 2003, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

                             Calendar 2003                                     Calendar 2002
         -------------------------------------------------------------------------------------------------
           Quarter       High         Low     Distributions          High         Low       Distributions
         -------------------------------------------------------------------------------------------------
          First         $26.12       23.64         $ .475           $26.30       22.09          $ .470
          Second         27.65       25.45           .475            26.30       23.48            .470
          Third          28.70       26.33           .475            26.50       22.10            .470
          Fourth         33.10       27.81           .475            25.99       22.55            .470
                                               ------------                                  ------------
                                                   $1.900                                       $1.880
                                               ============                                  ============

     As of March 10, 2004, there were approximately 1,100 holders of record of the Company's 20,886,230 outstanding shares of common stock. Of the $1.90 per common share total distributions paid in 2003, $1.68388 per share was taxable as ordinary income for federal income tax purposes and $.21612 per share represented a return of capital. Of the $1.88 per share distributions paid in 2002, $1.8348 per share was taxable as ordinary income for federal income tax purposes and $.0452 per share represented a long-term 20% capital gain.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                         Years Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                      2003          2002          2001          2000          1999
                                                                   -----------------------------------------------------------------
                                                                                  (In thousands, except per share data)
OPERATING DATA:
Revenues
  Income from real estate operations                               $ 107,771       103,031       100,310        93,642       82,969
  Interest                                                                22           309         1,041           975        1,367
  Gain on securities                                                     421         1,836         2,967         2,154           30
  Other                                                                  227           617           727         1,068        1,519
                                                                   -----------------------------------------------------------------
                                                                     108,441       105,793       105,045        97,839       85,885
                                                                   -----------------------------------------------------------------
Expenses
  Operating expenses from real estate operations                      31,659        29,902        25,518        22,198       19,796
  Interest                                                            19,015        17,387        17,823        18,570       17,688
  Depreciation and amortization                                       32,050        30,318        26,963        23,370       20,169
  General and administrative                                           4,966         4,179         4,573         5,607        4,519
  Minority interest in joint ventures                                    416           375           350           377          433
                                                                   -----------------------------------------------------------------
                                                                      88,106        82,161        75,227        70,122       62,605
                                                                   -----------------------------------------------------------------
Income before gain on sale of real estate investments                 20,335        23,632        29,818        27,717       23,280
  Gain on sale of real estate investments                                  -            93         4,311         8,771       15,357
                                                                   -----------------------------------------------------------------
Income before cumulative effect of change in accounting principle     20,335        23,725        34,129        36,488       38,637
  Cumulative effect of change in accounting principle (1)                  -             -             -             -         (418)
                                                                   -----------------------------------------------------------------
Income from continuing operations                                     20,335        23,725        34,129        36,488       38,219
                                                                   -----------------------------------------------------------------
Discontinued operations
  Income (loss) from real estate operations                               (2)          (33)           53            24          136
  Gain (loss) on sale of real estate investments                         112           (66)            -             -            -
                                                                   -----------------------------------------------------------------
Income (loss) from discontinued operations                               110           (99)           53            24          136
                                                                   -----------------------------------------------------------------

Net income                                                            20,445        23,626        34,182        36,512       38,355
  Preferred dividends-Series A                                         2,016         3,880         3,880         3,880        3,880
  Preferred dividends-Series B                                         2,598         6,128         6,128         6,128        2,246
  Preferred dividends-Series D                                         1,305             -             -             -            -
  Costs on redemption of Series A preferred                            1,778             -             -             -            -
                                                                   -----------------------------------------------------------------
Net income available to common stockholders                        $  12,748        13,618        24,174        26,504       32,229
                                                                   =================================================================

BASIC PER SHARE DATA:
  Income from continuing operations                                $    0.71          0.87          1.54          1.70         2.00
  Income (loss) from discontinued operations                            0.01         (0.01)         0.00          0.00         0.01
                                                                   -----------------------------------------------------------------
  Net income available to common stockholders                      $    0.72          0.86          1.54          1.70         2.01
                                                                   =================================================================

  Weighted average shares outstanding                                 17,819        15,868        15,697        15,623       16,046

DILUTED PER SHARE DATA:
  Income from continuing operations                                $    0.69          0.85          1.51          1.68         1.98
  Income (loss) from discontinued operations                            0.01         (0.01)         0.00          0.00         0.01
                                                                   -----------------------------------------------------------------
  Net income available to common stockholders                      $    0.70          0.84          1.51          1.68         1.99
                                                                   =================================================================

  Weighted average shares outstanding                                 18,194        16,237        16,046        15,798       17,362

OTHER PER SHARE DATA:
  Book value (at end of year)                                      $   16.01         15.11         16.19         16.55        16.47
  Common distributions declared                                         1.90          1.88          1.80          1.58         1.48
  Common distributions paid                                             1.90          1.88          1.80          1.58         1.48

BALANCE SHEET DATA (AT END OF YEAR):
  Real estate investments, at cost                                 $ 842,577       791,684       741,755       703,846      649,754
  Real estate investments, net of accumulated depreciation           695,643       672,707       649,554       633,726      598,175
  Total assets                                                       729,267       703,737       684,062       666,414      632,151
  Mortgage, bond and bank loans payable                              338,272       322,300       291,072       270,709      243,665
  Total liabilities                                                  360,518       345,493       311,613       289,325      260,499
  Minority interest in joint ventures and operating partnership        1,804         1,759         1,739         1,697        2,340
  Total stockholders' equity                                         366,945       356,485       370,710       375,392      369,312

(1) Represents previously capitalized start-up and organizational costs that were expensed on January 1, 1999 in accordance with the requirements of Statement of Position 98-5.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     EastGroup's goal is to maximize shareholder value by being a leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, owns and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt markets. The Company's core markets are primarily in the states of California, Florida, Texas and Arizona.

     The Company primarily generates its revenues by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are lease expirations and rental decreases resulting from deteriorating market conditions. During 2003, leases on 24.0% of EastGroup's portfolio square footage expired, and the Company was successful in renewing or re-leasing 70% of that total. In addition, EastGroup leased 1.5 million square feet of space that was vacant at December 31, 2002. EastGroup's total leased percentage increased to 94.0% at December 31, 2003 from 93.2% in the prior year. Due to sluggishness in the economy, the Company experienced average rental decreases of 4.0% for 2003. The expiring leases for 2004 were 14.5% of the portfolio at December 31, 2003. Since the end of 2003, the Company has experienced positive leasing activity and reduced this percentage to 10.9% as of March 10, 2004.

     The Company generates new revenues through its acquisition and development programs. During 2003, the Company purchased five properties and transferred three properties and one expansion from development. For 2004, the Company has projected $10 million in new acquisitions and has identified approximately $34 million of development opportunities.

     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development by maintaining a Board approved maximum level of land held for development and adjusting development start dates according to leasing activity.

     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources below). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. The Company has no off-balance sheet arrangements.

     During 2003, the Company took advantage of the attractive capital markets and strengthened its balance sheet with two direct placements of common stock, a direct placement of perpetual preferred stock and the closing of a nonrecourse first mortgage. EastGroup used the proceeds from the sale of the 7.95% Series D preferred offering and a portion of a common stock offering to redeem all of the Company's 9.00% Series A preferred, resulting in a lower cost of capital. During 2004, the Company plans to obtain $25-30 million of additional fixed rate debt, using the proceeds to reduce variable rate bank line balances.

     The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations (FFO), defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company continues to calculate FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition, which excludes gains on depreciable real estate. See Note 11 in the Notes to the Consolidated Financial Statements for reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the properties' performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs.

     The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases. Real estate income is comprised of rental income including straight-line rent adjustments, pass-through income and other real estate income including termination fees. Property operating expenses are comprised of insurance, property taxes, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are insurance and property taxes. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recoverable.

     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above) and interest rates, and the amount of leverage the Company employs.

     The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change represents the increase or decrease in FFO from the same quarter this year compared to last year. The change was negative (FFO decreased) for the last seven quarters ended December 31, 2003. The fourth quarter of 2003 showed a decrease of 3.1%. The Company is budgeting an increase for 2004, primarily due to acquisitions and developments.

o Same property NOI change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. The change was negative for the last seven quarters ended June 30, 2003, caused by decreasing rental rates and occupancy. The third and fourth quarters of 2003 showed small increases and the Company is budgeting a small increase for 2004.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. For the last seven quarters ended December 31, 2003, occupancy has been in the range of 90% to 92%. For 2004, occupancy is budgeted to be in a range of 89% to 91%.

o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rates decreased on expiring leases in the last five quarters ended December 31, 2003. The Company is budgeting a decrease in rental rates for 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to favorable and unfavorable in-place leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management's judgment, the Company believes internal cost capitalization is a critical accounting estimate.

     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of an impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge in the income statement.

Valuation of Receivables

     The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed. The Company quarterly evaluates outstanding receivables and estimates the allowance for uncollectible accounts. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that its allowance for uncollectible accounts is adequate for its outstanding receivables at December 31, 2003 and 2002. In the event that the allowance for uncollectible accounts is insufficient for an account that is subsequently written off, additional bad debt would be recognized as a current period charge in the income statement.

Tax Status

     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2003, 2002 and 2001 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION

     EastGroup's assets were $729,267,000 at December 31, 2003, an increase of $25,530,000 from December 31, 2002. Liabilities increased $15,025,000 to
$360,518,000  and  stockholders'  equity  increased  $10,460,000 to $366,945,000 during the same period. Book value per common share increased from $15.11 at December 31, 2002 to $16.01 at December 31, 2003. The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties

     Real estate properties increased $40,587,000 during the year ended December 31, 2003. This increase was due to the purchase of five properties, all located in the Company's core markets, for a total of $18,639,000, as detailed below; the transfer of three properties, one expansion and two parcels of land from development with total costs of $10,171,000; capital improvements of $10,929,000 and improvements of $1,748,000 on development properties transferred to real estate properties in the 12-month period following transfer. These increases were offset by the transfer of one property and one parcel of land to real estate held for sale with costs of $784,000 and the write-off of tenant improvements of $116,000.


       Real Estate Properties
          Acquired in 2003                  Location           Size           Date Acquired         Cost (1)
----------------------------------------------------------------------------------------------------------------
                                                                                                (In thousands)
Altamonte Commerce Center II              Orlando, FL      62,000 sq. ft.       05-20-03        $       3,363
Airport Commons Distribution Center       Phoenix, AZ      63,000 sq. ft.       05-28-03                2,510
Shady Trail Distribution Center           Dallas, TX      118,000 sq. ft.       09-16-03                4,256
Expressway Commerce Center II             Tampa, FL        72,000 sq. ft.       10-17-03                4,260
Oak Creek Distribution Center             Tampa, FL       127,000 sq. ft.       11-12-03                4,250
                                                                                                ----------------
      Total Acquisitions                                                                        $      18,639
                                                                                                ================

(1) Total cost of the properties acquired was $20,512,000, of which $18,639,000 was allocated to real estate properties as indicated above. In accordance with SFAS No. 141, "Business Combinations," intangibles associated with the purchases of real estate were allocated as follows: $1,571,000 to in-place lease intangibles, $342,000 to customer relationship intangibles and $84,000 to favorable in-place leases (all included in Other Assets on the balance sheet); $124,000 to unfavorable in-place leases (included in Other Liabilities on the balance sheet). All of these costs will be amortized over the remaining lives of the associated leases in place at the time of acquisition except for the customer relationship intangibles, which will be amortized over the expected useful lives of the related intangibles. The Company paid cash of $19,034,000 for the properties and intangibles acquired and assumed a mortgage of $1,478,000, which was repaid in 2003.

Development

     EastGroup's development program continues to be a major contributor to the Company's growth. Development increased $10,319,000 during the year ended December 31, 2003. This increase was due to development costs of $20,490,000 on existing and completed development properties exceeding decreases due to the transfer of three development properties and one expansion with total costs of $9,537,000 and the transfer of two parcels of land with total costs of $634,000 to real estate properties.

     Increases in development during 2003 included a 72-acre land acquisition in Orlando, which is in the planning stages to become SouthRidge Commerce Park. This proposed development is strategically located at the intersection of the Beeline Expressway and John Young Parkway in south central Orlando and is projected to eventually contain ten buildings with a total of 760,000 square feet of industrial space. Construction of the first two buildings is presently scheduled to begin in the second quarter of 2004.

     The Company has identified approximately $34 million of development opportunities for 2004. The timing of these potential development starts will depend on specific submarket conditions. Other than the new SouthRidge Commerce Park development in Orlando, all of the projected building starts represent additional phases of existing developments in Tampa, Fort Lauderdale, Orlando and Houston.

     Total capital investment for development for the year ended December 31, 2003 was $22,238,000. In addition to the costs incurred for the year ended December 31, 2003 as detailed in the table below, development costs included $1,748,000 for improvements on properties transferred to real estate properties during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

                                                                                        Costs Incurred
                                                                              ------------------------------------
                                                                                 For the Year      Cumulative as       Estimated
                                                                   Size         Ended 12/31/03      of 12/31/03     Total Costs (1)
                                                             -----------------------------------------------------------------------
                                                               (Square feet)                      (In thousands)
Lease-Up:
  World Houston 19, Houston, TX                                   66,000        $      542             2,523             3,100
  World Houston 20, Houston, TX                                   62,000               264             2,222             2,800
  Executive Airport CC I & III, Ft. Lauderdale, FL                85,000             1,200             5,951             6,400
  Expressway Commerce Center, Tampa, FL                          103,000             2,536             6,157             6,400
  Sunport Center IV, Orlando, FL                                  63,000             2,056             3,082             3,400
  Techway Southwest II, Houston, TX                               94,000             3,116             4,085             4,800
                                                             -----------------------------------------------------------------------
Total Lease-up                                                   473,000             9,714            24,020            26,900
                                                             -----------------------------------------------------------------------

Under Construction:
  Santan 10, Chandler, AZ                                         65,000             2,612             2,612             3,800
  World Houston 17, Houston, TX                                   66,000             1,465             1,465             3,400
                                                             -----------------------------------------------------------------------
Total Under Construction                                         131,000             4,077             4,077             7,200
                                                             -----------------------------------------------------------------------

Prospective Development (Principally Land):
  Phoenix, AZ (2)                                                 40,000            (1,002)              374             2,000
  Tucson, AZ                                                      70,000                 -               326             3,500
  Tampa, FL                                                      140,000               125             1,953             7,700
  Orlando, FL                                                    892,000             5,826             7,711            49,600
  Fort Lauderdale, FL                                             55,000               243             1,846             3,800
  El Paso, TX                                                    251,000               220             2,444             7,600
  Houston, TX                                                    792,000             1,150             6,722            38,500
  Jackson, MS                                                     32,000                33               564             1,900
                                                             -----------------------------------------------------------------------
Total Prospective Development                                  2,272,000             6,595            21,940           114,600
                                                             -----------------------------------------------------------------------
                                                               2,876,000        $   20,386            50,037           148,700
                                                             =======================================================================
Completed Development and Transferred
To Real Estate Properties During the
Year Ended December 31, 2003:
  Metro Airport Commerce Center I, Jackson, MS                    32,000        $       55             1,782
  World Houston 14, Houston, TX                                   77,000                32             3,106
  Americas 10 Business Center I, El Paso, TX                      98,000                17             3,304
  Chamberlain Expansion, Tucson, AZ                               34,000                 -             1,345
                                                             --------------------------------------------------
Total Transferred to Real Estate Properties                      241,000        $      104             9,537
                                                             ==================================================

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(2) Development costs that existed prior to 2003 for Santan 10 were moved from Prospective Development upon commencement of construction in 2003.

     Real estate held for sale was $1,375,000 at December 31, 2003 and 2002; however, one property and one parcel of land with total costs of $784,000 were transferred to real estate held for sale and subsequently sold in 2003.

     Accumulated depreciation on real estate properties and real estate held for sale increased $27,957,000 due to depreciation expense of $28,128,000 on real estate properties, offset by the sale of one property with accumulated depreciation of $55,000 and the write-off of tenant improvements of $116,000.

LIABILITIES

     Mortgage notes payable increased $37,379,000 during the year ended December 31, 2003 primarily due to a new $45,500,000 mortgage. This note is a nonrecourse first mortgage loan secured by ten properties and has a fixed interest rate of 4.75%, a ten-year term, and an amortization schedule based on 25 years. The proceeds were used to reduce floating rate bank borrowings. The Company also assumed a $1,478,000 mortgage on the purchase of Airport Commons. These increases were offset by the repayment of two mortgages totaling $2,813,000 (including the Airport Commons note) and regularly scheduled principal payments of $6,786,000. The weighted average interest rate on the repaid mortgages was 8.24%. A detail of the Company's mortgages is provided in Note 5 in the Notes to the Consolidated Financial Statements.

     Notes payable to banks decreased $21,407,000 as a result of repayments of $197,351,000 exceeding advances of $175,944,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

STOCKHOLDERS' EQUITY

     In May 2003, the Company completed a direct placement offering of 571,429 shares of its common stock at $26.25 per share. The proceeds of the offering were approximately $14,461,000, net of all related expenses.

     In July 2003, EastGroup sold 1,320,000 shares of Series D 7.95% Cumulative Redeemable Preferred Stock at $25.00 per share in a direct placement for net proceeds of $32,326,000. The preferred stock is redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 2, 2008. The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

     Also in July 2003, the Company redeemed all of the outstanding Series A 9.00% Cumulative Redeemable Preferred Stock. The redemption price of these shares (excluding accrued dividends) was $43,125,000. Costs on redemption of $1,778,000, which included the original issuance costs of $1,768,000 related to these shares in 1998, were recorded as a preferred issuance cost and treated in a manner similar to a preferred dividend in the third quarter of 2003. The redemption cost was funded with the proceeds from the Company's common offering in May 2003 and the 7.95% Series D Cumulative Redeemable Preferred Stock offering in earlier July 2003.

     During 2003, all of the Company's 2,800,000 shares of the Series B 8.75% Cumulative Convertible Preferred Stock were converted into 3,181,920 common shares. The holder, Five Arrows Realty Securities II, L.L.C. (Five Arrows), began converting the shares in April 2003 and completed the conversion in November 2003. Since it was the policy of Five Arrows to not hold common stock, the common shares were sold in the open market throughout the year with the final shares being sold on December 15, 2003.

     In November 2003, the Company completed a direct placement offering of 847,458 shares of its common stock at $29.50 per share. The proceeds of the offering were approximately $24,513,000, net of all related expenses.

     For the year 2003, total outstanding common stock increased by 4,749,424 shares primarily due to the two common share offerings totaling 1,418,887 shares and the conversion of the convertible preferred shares to 3,181,920 common shares. The market value of the Company's total outstanding common stock increased $264,584,000, or 64%, during 2003. Total market capitalization (equity plus debt) is currently in excess of $1 billion, and the market liquidity of the Company's common stock has increased. Additionally, in August 2003, the Company received an investment grade issuer rating (BBB-) from Fitch Ratings.

     Undistributed earnings decreased $22,704,000 in 2003, resulting in a balance of distributions in excess of earnings of $15,595,000. The decrease was a result of dividends on common and preferred stock of $41,371,000 and the write-off of original issuance costs and other costs of redemption of the Series A Preferred stock of $1,778,000 exceeding net income for financial reporting purposes of $20,445,000.

RESULTS OF OPERATIONS

2003 Compared to 2002

     Net income available to common stockholders for 2003 was $12,748,000 ($.72 per basic share and $.70 per diluted share) compared to $13,618,000 ($.86 per basic share and $.84 per diluted share) in 2002. Diluted earnings per share
(EPS) for 2003 was $.10 lower in 2003 due to the write-off of the original issuance costs of the Series A Preferred Stock which was redeemed in July 2003. The increase in depreciation and amortization of $.11 per share was primarily due to acquisitions and properties transferred to real estate operations from development. Also, gains on securities were $.02 per share in 2003 compared with $.11 per share in 2002. There was a positive effect on the EPS calculation in 2003 of $.15 per share due to the conversion of the convertible preferred stock during 2003.

     PNOI from continuing operations increased by $2,983,000 or 4.1% for 2003 compared to 2002. PNOI by property type and percentage leased were as follows:

Property Net Operating Income

                                      Years Ended                  Percent
                                      December 31,                  Leased
                               ----------------------------------------------------
                                   2003         2002       12-31-03      12-31-02
                               ----------------------------------------------------
                                    (In thousands)
         Industrial            $  74,945       72,050
         Other                     1,167        1,079
                               -------------------------
            Total PNOI         $  76,112       73,129       94.0%         93.2%
                               =========================

     PNOI from industrial properties increased $2,895,000 (4.0%) for 2003 compared to 2002 primarily due to increased average occupancy. Expense to revenue ratios were basically flat for the two periods. Industrial properties held throughout 2003 and 2002 showed a slight decrease in PNOI of 0.2%.

     Bank interest expense before amortization of loan costs and capitalized interest was $1,651,000 for 2003, a decrease of $934,000 from 2002. This decrease  was due to lower  average  bank  borrowings  and  lower  average  bank interest rates in 2003. Average bank borrowings were $65,399,000 in 2003 compared to $83,039,000 in 2002 with average bank interest rates of 2.53% in 2003 compared to 3.11% in 2002. During 2003, the Company obtained a new $45,500,000 nonrecourse first mortgage loan and used the proceeds to reduce bank borrowings. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for 2003 were $2,077,000 compared to $2,061,000 in 2002. Amortization of bank loan costs was $409,000 in 2003 compared to $407,000 in 2002. See Note 4 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.

     Mortgage interest expense on real estate properties was $18,641,000 for 2003, an increase of $2,388,000 from 2002. Amortization of mortgage loan costs was $391,000 in 2003 compared to $203,000 in 2002. The increases in 2003 were primarily due to several new mortgages in 2002 and 2003. The Company has taken advantage of the lower available interest rates in the market during the past two years and fixed several new large mortgages at attractive rates, thereby lowering the weighted average interest rates on mortgage debt from 7.3% in 2002 to 6.9% in 2003. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. Management believes EastGroup is in a position to take advantage of future opportunities for new acquisitions and development in an improving economy. See Note 5 in the Notes to the Consolidated Financial Statements for a summary of the Company's mortgage notes payable.

     Depreciation and amortization increased $1,732,000 in 2003 compared to 2002. This increase was primarily due to properties acquired and transferred from development during 2002 and 2003.

     The increase in general and administrative expenses of $787,000 for 2003 compared to 2002 is primarily due to growth of the Company and increased management bonuses for 2003.

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $2,326,000 for 2003 compared to $1,953,000 in 2002. Capital expenditures for the years ended December 31, 2003 and 2002 were as follows:

Capital Expenditures


                                                                    Years Ended
                                                                    December 31,
                                               Estimated      -------------------------
                                              Useful Life        2003          2002
                                            -------------------------------------------
                                                                  (In thousands)
Upgrade on Acquisitions                          40 yrs       $    173            61
Major Renovation/Redevelopment                   40 yrs              -            53
Tenant Improvements:
   New Tenants                                 Lease Life        4,222         5,118
   New Tenants (first generation) (1)          Lease Life          874           630
   Renewal Tenants                             Lease Life        2,095         1,150
Other:
   Building Improvements                        5-40 yrs           960           853
   Roofs                                        5-15 yrs         2,383         1,588
   Parking Lots                                 3-5 yrs            133           179
   Other                                         5 yrs              89            54
                                                              -------------------------
      Total capital expenditures                              $ 10,929         9,686
                                                              =========================

(1) First generation refers to space that has never been occupied.

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2003 and 2002 were as follows:

Capitalized Leasing Costs


                                                                    Years Ended
                                                                    December 31,
                                               Estimated      -------------------------
                                              Useful Life        2003          2002
                                            -------------------------------------------
                                                                  (In thousands)
Development                                    Lease Life     $    919         1,290
New Tenants                                    Lease Life        2,102         1,671
New Tenants (first generation) (1)             Lease Life          123           179
Renewal Tenants                                Lease Life        1,166         1,431
                                                              -------------------------
      Total capitalized leasing costs                         $  4,310         4,571
                                                              =========================

Amortization of leasing costs                                 $  3,562         3,319
                                                              =========================

(1) First generation refers to space that has never been occupied.

2002 Compared to 2001

     Net income available to common stockholders for 2002 was $13,618,000 ($.86 per basic share and $.84 per diluted share) compared to $24,174,000 ($1.54 per basic share and $1.51 per diluted share) in 2001. Income before gain on sale of real estate investments was $23,632,000 in 2002 compared to $29,818,000 in 2001. Gain on sale of real estate investments from continuing operations for 2002 was $93,000 compared to $4,311,000 in 2001. In accordance with the guidelines under SFAS No. 144, gains and losses on the sale of properties placed in the category "held for sale" subsequent to December 31, 2001 are included in Discontinued Operations; there was a loss of $66,000 in 2002.

     The decrease in diluted EPS for 2002 was primarily due to higher vacancies in 2002, gains on sale of real estate of $.27 and gains on securities of $.18 in 2001 compared to minimal gains on sale of real estate (less than $.01 per share) and $.11 on gains on securities in 2002, decreased termination fees of $.06 per share, increased depreciation expense of $.19 per share and increased bad debt expense of $.05 per share in 2002. Properties added to the portfolio in 2001 and 2002 were the main contributors to the increased depreciation. The paragraphs that follow describe the results of operations in detail.

     PNOI from continuing operations decreased by $1,663,000 or 2.2% for 2002 compared to 2001. PNOI by property type and percentage leased were as follows:

Property Net Operating Income

                                       Years Ended                  Percent
                                       December 31,                 Leased
                               --------------------------------------------------------
                                    2002        2001       12-31-02        12-31-01
                               --------------------------------------------------------
                                     (In thousands)
         Industrial             $  72,050      73,733
         Other                      1,079       1,059
                               -------------------------
            Total PNOI          $  73,129      74,792       93.2%            91.7%
                               =========================

     PNOI from industrial properties decreased $1,683,000 (2.3%) for 2002 compared to 2001. Industrial properties held throughout 2002 and 2001 showed a decrease in PNOI of 5.5%. The decrease in PNOI resulted mainly from a decrease in the Company's portfolio average occupancy during 2002 primarily due to a continued slowing of the economy and the unusually high percentage of leases that expired during 2002 and 2001. Also, lease termination fees were only $345,000 in 2002 compared to $1,341,000 in 2001. In addition, real estate operating expenses increased $4,384,000 (17.2%) in 2002 compared to 2001. This increase was primarily due to increases in insurance, property taxes and bad debt expense. Because of the lower occupancy, the Company had to absorb a greater percentage of operating expenses in 2002.

     Gain on REIT securities was $1,836,000 for 2002 compared to $2,967,000 in 2001. In 2002, the Company received liquidating distributions of $365,000 from Pacific Gulf Properties compared to $2,569,000 in 2001. Gain on sales of other REIT securities was $1,471,000 in 2002 compared to $398,000 in 2001.

     Bank interest expense before amortization of loan costs and capitalized interest was $2,585,000 for 2002, a decrease of $2,165,000 from 2001. The decrease in interest was primarily due to lower average bank interest rates in 2002. Average bank borrowings were $83,039,000 in 2002 compared to $82,898,000 in 2001 with average bank interest rates of 3.11% in 2002 compared to 5.72% in 2001. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for 2002 were $2,061,000 compared to $2,329,000 in 2001. Amortization of bank loan costs was $407,000 in 2002 compared to $264,000 in 2001. See Note 4 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.

     Mortgage interest expense on real estate properties was $16,253,000 for 2002, an increase of $1,303,000 from 2001. The increase in 2002 was primarily due to an increase in mortgage loans payable of $43,329,000 from 2001. The Company obtained three new mortgage loans totaling $59,200,000 in 2002 while paying off maturing loans of $10,350,000 and regularly scheduled principal payments of $5,521,000. Amortization of mortgage loan costs was $203,000 in 2002 compared to $188,000 in 2001. See Note 5 in the Notes to the Consolidated Financial Statements for a summary of the Company's mortgage notes payable.

     Depreciation and amortization increased $3,355,000 in 2002 compared to 2001. This increase was primarily due to properties acquired and transferred from development during 2001 and 2002. The increase was offset by the sale of several properties in 2001 and 2002 and the transfer of several properties to real estate held for sale (depreciation is not taken on those properties in the category "real estate held for sale").

     The decrease in general and administrative expenses of $394,000 for the year ended December 31, 2002 compared to 2001 is primarily due to lower compensation expense. This reduction was mainly attributable to lower bonuses paid to senior management since the Company did not meet the funds from operations goals for the year.

     In 2002, the Company recognized a gain of $93,000 from the sale of Carpenter Duplex, which is reported in Income From Continuing Operations on the income statement. The Company recognized a loss of $66,000 on the sale of 7th Street Service Center, which is recorded under Discontinued Operations in accordance with SFAS No. 144. (SFAS 144 requires that the operations and gain
(loss) on disposal for properties classified to the category "held for sale" subsequent to December 31, 2001 be recorded in Discontinued Operations.) In 2001, the Company recognized gains of $4,311,000 primarily from the sale of five properties. See Note 2 in the Notes to the Consolidated Financial Statements for a summary of these transactions.

     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $1,953,000 for 2002 compared to $1,741,000 in 2001. Capital expenditures for the years ended December 31, 2002 and 2001 were as follows:

Capital Expenditures


                                                                    Years Ended
                                                                    December 31,
                                               Estimated      -----------------------
                                              Useful Life       2002          2001
                                            -----------------------------------------
                                                                   (In thousands)
Upgrade on Acquisitions                          40 yrs       $    61           270
Major Renovation/Redevelopment                   40 yrs            53            63
Tenant Improvements:
   New Tenants                                 Lease Life       5,118         3,416
   New Tenants (first generation) (1)          Lease Life         630           371
   Renewal Tenants                             Lease Life       1,150           581
Other:
   Building Improvements                        5-40 yrs          853         1,188
   Roofs                                        5-15 yrs        1,588           412
   Parking Lots                                 3-5 yrs           179           219
   Other                                         5 yrs             54           102
                                                              -----------------------
      Total capital expenditures                              $ 9,686         6,622
                                                              =======================

(1) First generation refers to space that has never been occupied.

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2002 and 2001 were as follows:

Capitalized Leasing Costs


                                                                    Years Ended
                                                                    December 31,
                                               Estimated      -------------------------
                                              Usefull Life      2002           2001
                                            -------------------------------------------
                                                                   (In thousands)
Development                                    Lease Life     $  1,290         1,605
New Tenants                                    Lease Life        1,671         1,127
New Tenants (first generation) (1)             Lease Life          179           (14)
Renewal Tenants                                Lease Life        1,431         1,042
                                                              -------------------------
      Total capitalized leasing costs                         $  4,571         3,760
                                                              =========================

Amortization of leasing costs                                 $  3,319         2,541
                                                              =========================

(1) First generation refers to space that has never been occupied.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company adopted this Statement on July 1, 2003 with no impact on its overall financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB published a revision to Interpretation 46 (46R) to clarify some of the provisions of the original Interpretation and to exempt certain entities from its requirements. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions related to 2003 of this Interpretation had no effect on the Company's consolidated financial statements. The Company believes the effect of adoption of this Statement in 2004 will have little or no impact on its overall financial position or results of operation.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this Statement had no impact on the Company's overall financial position or results of operation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 with no impact on its overall financial position or results of operation.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," were effective for fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of this Statement had no impact on the Company's overall financial position or results of operation.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this Statement on January 1, 2003 with no impact on its overall financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $50,642,000 for the year ended December 31, 2003. Other sources of cash were primarily from bank borrowings, proceeds from stock offerings and proceeds from new mortgage notes. The Company distributed $35,135,000 in common and $7,614,000 in preferred stock dividends. Other primary uses of cash were for bank debt repayments, redemption of the Series A preferred stock, construction and development of properties, purchases of real estate properties, capital improvements at various properties, and mortgage note payments.

     Total debt at December 31, 2003 and 2002 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2003 and 2002.

                                                                 December 31,
                                                       ------------------------------
                                                           2003             2002
                                                       ------------------------------
                                                                (In thousands)
         Mortgage notes payable - fixed rate            $  285,722         248,343
         Bank notes payable - floating rate                 52,550          73,957
                                                       ------------------------------
            Total debt                                  $  338,272         322,300
                                                       ==============================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At December 31, 2003, the interest rate was 2.40% on $32,000,000 and 2.42% on $19,000,000. The interest rate on each tranche is currently reset on a monthly basis. A $32,000,000 tranche was last reset on February 26, 2004 at 2.35% and a $21,000,000 tranche was last reset on March 11, 2004 at 2.34%. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.

     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2004. The loan was amended in January 2004 to reflect a new maturity date of December 31, 2004. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.175%. At December 31, 2003, the interest rate was 2.295% on $1,550,000.

     As market conditions permit, EastGroup employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. During 2004, the Company plans to obtain $25-30 million of additional fixed rate debt, using the proceeds to reduce variable rate bank line balances. Based on current interest rates, this will, as in past years, be detrimental to earnings in the short-run but is likely to enhance balance sheet stability and flexibility over the longer term.

Contractual Obligations

     EastGroup's fixed, noncancelable obligations as of December 31, 2003 were as follows:


                                                                 Payments Due by Period
                                      -----------------------------------------------------------------------------
                                                         Less Than                                       More Than
                                          Total           1 Year       1-3 Years       3-5 Years          5 Years
                                      -----------------------------------------------------------------------------
                                                                     (In thousands)
Debt Obligations (1)                   $ 338,272          13,762         99,983          30,633          193,894
Operating Lease Obligations:
   Office Leases                           1,599             299            522             519              259
   Ground Leases                          21,469             677          1,354           1,352           18,086
   Other                                      77              62             15               -                -
Development Obligations (2)                1,595           1,595              -               -                -
Tenant Improvements (3)                    4,387           4,387              -               -                -
Purchase Obligations (4)                   6,100           6,100              -               -                -
                                      -----------------------------------------------------------------------------
   Total                               $ 373,499          26,882        101,874          32,504          212,239
                                      =============================================================================

(1) These amounts are included on the Consolidated Balance Sheet. A portion of this debt is backed by a letter of credit totaling $11,005,000 at December 31, 2003. This letter of credit is renewable annually and expires on January 15, 2011.
(2) Represents commitments on properties under development, except for tenant improvement obligations.
(3)  Represents tenant improvement allowance obligations.
(4) At December 31, 2003, EastGroup was under contract to purchase one property and an adjoining parcel of land. The acquisition was completed in January 2004.

     Subsequent to December 31, 2003, EastGroup purchased Blue Heron Distribution Center II (100,000 square feet) and an adjoining 1.56 acres of land for future development in West Palm Beach, Florida for $6,100,000. Blue Heron II was built in 1988 and is adjacent to Blue Heron I (110,000 square feet), which the Company has owned since 1999.

     Also, subsequent to December 31, 2003, the Company entered into a contract to purchase a 125,000 square foot building in Houston for approximately $4,200,000.

     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities. This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates but also has several variable rate bank lines as discussed under Liquidity and Capital Resources. The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.


                                                                                                                 Fair
                                      2004      2005      2006      2007      2008    Thereafter     Total       Value
                                    ---------------------------------------------------------------------------------------
Fixed rate debt(2) (in thousands)   $12,212    26,186    22,797    21,524     9,109     193,894     285,722     304,317(1)
Weighted average interest rate        7.64%     7.84%     7.61%     7.56%     6.75%       6.61%       6.92%
Variable rate debt (in thousands)     1,550    51,000         -         -         -           -      52,550      52,550
Weighted average interest rate        2.30%     2.41%         -         -         -           -       2.40%

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

     As the table above incorporates only those exposures that existed as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 24 basis points, interest expense and cash flows would increase or decrease by approximately $126,000 annually.

     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,880,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.


                   Current                                                        Fair Market      Fair Market
   Type of        Notional        Maturity                             Fixed        Value at         Value at
    Hedge          Amount           Date         Reference Rate         Rate        12/31/03         12/31/02
-----------------------------------------------------------------------------------------------------------------
               (In thousands)                                                              (In thousands)
    Swap           $10,880        12/31/10        1 month LIBOR         4.03%         ($30)           ($297)

FORWARD-LOOKING STATEMENTS

     In addition to historical information, certain sections of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, intentions, beliefs, budgets, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or nonrenewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to disasters and the costs of insurance to protect from such disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates and the effects to the economy from possible terrorism and related world events, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 2003 and 2002, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 and the Independent Auditors' Report thereon are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003 the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission (the Commission) pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference. The following table provides information required by Item 201(d) of Regulation S-K.

                                        Equity Compensation Plan Information
                           (a)                            (b)                    (c)
Plan category              Number of securities to       Weighted-average       Number of securities remaining
                           be issued upon exercise       exercise price of      available for future issuance
                           of outstanding options,       outstanding options,   under equity compensation plans
                           warrants and rights           warrants and rights    (excluding securities reflected
                                                                                in column (a))
Equity compensation
    plans approved by
    security holders              543,620                     $18.880                      638,327
Equity compensation
    plans not approved
    by security holders                 -                           -                            -
                           -------------------------------------------------------------------------------------
Total                             543,620                     $18.880                      638,327
                           =====================================================================================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Index to Financial Statements:


                                                                                Page
                                                                               ------
(a) (1) Consolidated Financial Statements:
         Independent Auditors' Report                                            25
         Consolidated Balance Sheets - December 31, 2003 and 2002                26
         Consolidated Statements of Income - Years ended
              December 31, 2003, 2002 and 2001                                   27
         Consolidated Statements of Changes in Stockholders' Equity -
              Years ended December 31, 2003, 2002 and 2001                       28
         Consolidated Statements of Cash Flows - Years ended
              December 31, 2003, 2002 and 2001                                   29
         Notes to Consolidated Financial Statements                              30
     (2) Consolidated Financial Statement Schedule:
         Schedule III - Real Estate Properties and Accumulated Depreciation      52

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the notes to the consolidated financial statements.

     (3) Exhibits required by Item 601 of Regulation S-K:

          (3) Articles of Incorporation and Bylaws

               (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement dated April 24,
                    1997).
               (b)  Bylaws of the Company (incorporated by reference to Appendix
                    C to the Company's Proxy Statement dated April 24, 1997).
               (c)  Articles Supplementary of the Company relating to the Series
                    C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).
               (d) Articles Supplementary of the Company relating to the 7.95% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to the Company's Form 8-A filed June 6, 2003).

               (e) Articles Supplementary of the Company relating to the reclassification of the Series B Cumulative Convertible Preferred Stock of the Company to the Company's common stock (filed herewith).

          (10) Material Contracts:

               (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Company's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).*
               (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 26, 1994).*
               (c) EastGroup Properties 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held on June 1, 2000).*
               (d) Form of Change in Control Agreement that the Company has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey) (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1996).*
               (e)  Form of  Amendment to Change in Control  Agreement  that the
                    Company has entered into with certain executive officers (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 2002).*

               (f)  Credit  Agreement  dated  January  8, 2002  among  EastGroup
                    Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent; SouthTrust Bank, as Co-Syndication Agent; U.S. Bank, National Association, as Documentation Agent; Wells Fargo Bank, National Association, as Co-Documentation Agent; AmSouth Bank, as Managing Agent; PNC Capital Market, Inc., as Lead Arranger and Lead Agent; and the Lenders (incorporated by reference to the Company's Form 10-K/A for the year ended December 31, 2001).

          (21) Subsidiaries of EastGroup Properties, Inc. (filed herewith).

          (23) Consent of KPMG LLP (filed herewith).

          (24) Powers of attorney (filed herewith).

          (31) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: (a) David H. Hoster II, Chief Executive Officer (b) N. Keith McKey, Chief Financial Officer

          (32) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: (a) David H. Hoster II, Chief Executive Officer (b) N. Keith McKey, Chief Financial Officer

          (99) Rights Agreement dated as of December 3, 1998 between the Company and EquiServe Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

     (b) Reports on Form 8-K during the quarter ended December 31, 2003:

          (1) A Form 8-K was filed on October 22, 2003 under Item 12, furnishing EastGroup's October 1, 2003 press release, setting forth the Company's third quarter 2003 earnings.

          (2)  A Form 8-K was filed on  November  19, 2003 (a)  reporting  under
               Item 5 thereof the issuance of 847,458 shares of common stock, and (b) filing as exhibits under Item 7 thereof, the Placement Agency Agreement with A.G. Edwards & Sons, Inc. and opinions of counsel.

*Indicates management or compensatory agreement.

                          INDEPENDENT AUDITORS' REPORT

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Jackson, Mississippi                           KPMG LLP
March 3, 2004

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                 December 31, 2003      December 31, 2002
                                                                                --------------------------------------------
ASSETS
  Real estate properties                                                        $      791,165                750,578
  Development                                                                           50,037                 39,718
                                                                                ---------------------------------------------
                                                                                       841,202                790,296
      Less accumulated depreciation                                                   (146,934)              (118,977)
                                                                                ---------------------------------------------
                                                                                       694,268                671,319
                                                                                ---------------------------------------------

  Real estate held for sale                                                              1,375                  1,375
  Cash                                                                                   1,786                  1,383
  Other assets                                                                          31,838                 29,660
                                                                                ---------------------------------------------
      TOTAL ASSETS                                                              $      729,267                703,737
                                                                                =============================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                                                        $      285,722                248,343
  Notes payable to banks                                                                52,550                 73,957
  Accounts payable & accrued expenses                                                   14,266                 15,571
  Other liabilities                                                                      7,980                  7,622
                                                                                ---------------------------------------------
                                                                                       360,518                345,493
                                                                                ---------------------------------------------

                                                                                ---------------------------------------------
Minority interest in joint venture                                                       1,804                  1,759
                                                                                ---------------------------------------------

STOCKHOLDERS' EQUITY
  Series A 9.00% Cumulative Redeemable Preferred Shares and
      additional paid-in capital; $.0001 par value; 1,725,000 shares authorized and issued at December 31, 2002; stated
      liquidation preference of $43,125 at December 31, 2002                                 -                 41,357
  Series B 8.75% Cumulative Convertible Preferred Shares and
      additional paid-in capital; $.0001 par value; 2,800,000 shares authorized and issued at December 31, 2002; stated
      liquidation preference of $70,000 at December 31, 2002                                 -                 67,178
  Series C Preferred Shares; $.0001 par value; 600,000 shares
       authorized; no shares issued                                                          -                      -
  Series D 7.95% Cumulative Redeemable Preferred Shares and
      additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued at December 31, 2003; stated
      liquidation preference of $33,000 at December 31, 2003                            32,326                      -
  Common shares; $.0001 par value; 68,080,000 shares
      authorized; 20,853,780 shares issued and outstanding at
      December 31, 2003 and 16,104,356 at December 31, 2002                                  2                      2
  Excess shares; $.0001 par value; 30,000,000 shares
      authorized; no shares issued                                                           -                      -
  Additional paid-in capital on common shares                                          352,549                243,562
  Undistributed earnings (distributions in excess of earnings)                         (15,595)                 7,109
  Accumulated other comprehensive income (loss)                                            (30)                    58
  Unearned compensation                                                                 (2,307)                (2,781)
                                                                                ---------------------------------------------
                                                                                       366,945                356,485
                                                                                ---------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      729,267                703,737
                                                                                =============================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Years Ended December 31,
                                                                                -------------------------------------------
                                                                                      2003          2002          2001
                                                                                -------------------------------------------
REVENUES
Income from real estate operations                                              $    107,771       103,031       100,310
Interest                                                                                  22           309         1,041
Gain on securities                                                                       421         1,836         2,967
Other                                                                                    227           617           727
                                                                                -------------------------------------------
                                                                                     108,441       105,793       105,045
                                                                                -------------------------------------------
EXPENSES
Operating expenses from real estate operations                                        31,659        29,902        25,518
Interest                                                                              19,015        17,387        17,823
Depreciation and amortization                                                         32,050        30,318        26,963
General and administrative                                                             4,966         4,179         4,573
Minority interest in joint ventures                                                      416           375           350
                                                                                -------------------------------------------
                                                                                      88,106        82,161        75,227
                                                                                -------------------------------------------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS                                 20,335        23,632        29,818
  Gain on sale of real estate investments                                                  -            93         4,311
                                                                                -------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                     20,335        23,725        34,129
                                                                                -------------------------------------------

DISCONTINUED OPERATIONS
  Income (loss) from real estate operations                                               (2)          (33)           53
  Gain (loss) on sale of real estate investments                                         112           (66)            -
                                                                                -------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                               110           (99)           53
                                                                                -------------------------------------------

NET INCOME                                                                            20,445        23,626        34,182

Preferred dividends-Series A                                                           2,016         3,880         3,880
Preferred dividends-Series B                                                           2,598         6,128         6,128
Preferred dividends-Series D                                                           1,305             -             -
Costs on redemption of Series A preferred                                              1,778             -             -
                                                                                -------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                     $     12,748        13,618        24,174
                                                                                ===========================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations                                             $       0.71          0.87          1.54
  Income (loss) from discontinued operations                                            0.01         (0.01)         0.00
                                                                                -------------------------------------------
  Net income available to common stockholders                                   $       0.72          0.86          1.54
                                                                                ===========================================

  Weighted average shares outstanding                                                 17,819        15,868        15,697
                                                                                ===========================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations                                             $       0.69          0.85          1.51
  Income (loss) from discontinued operations                                            0.01         (0.01)         0.00
                                                                                -------------------------------------------
  Net income available to common stockholders                                   $       0.70          0.84          1.51
                                                                                ===========================================

  Weighted average shares outstanding                                                 18,194        16,237        16,046
                                                                                ===========================================

See accompanying notes to consolidated financial statements.

                            EASTGROUP PROPERTIES,INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                          Undistributed        Accumulated
                                                                  Additional                 Earnings             Other
                                                Preferred  Common  Paid-In   Unearned    (Distributions in    Comprehensive
                                                  Stock    Stock   Capital Compensation  Excess of Earnings)  Income (Loss)  Total
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                        $108,535    2     238,910    (3,344)          28,185            3,104     375,392
Comprehensive income
  Net income                                             -    -           -         -           34,182                -      34,182
  Net unrealized change in investment
    securities                                           -    -           -         -                -           (1,911)     (1,911)
                                                                                                                          ----------
      Total comprehensive income                                                                                             32,271
                                                                                                                          ----------
Cash dividends declared-common, $1.80 per share          -    -           -         -          (28,606)               -     (28,606)
Preferred stock dividends declared                       -    -           -         -          (10,008)               -     (10,008)
Issuance of 8,204 shares of common stock,
  incentive compensation                                 -    -         179         -                -                -         179
Issuance of 15,788 shares of common stock,
  dividend reinvestment plan                             -    -         357         -                -                -         357
Issuance of 40,750 shares of common stock,
  exercise options                                       -    -         753         -                -                -         753
Issuance of 15,000 shares of common stock,
  incentive restricted stock                             -    -         346      (346)               -                -           -
Forfeiture of 17,000 shares of common stock,
  incentive restricted stock                             -    -        (348)      281                -                -         (67)
Amortization of unearned compensation,
  incentive restricted stock                             -    -           -       439                -                -         439
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                         108,535    2     240,197    (2,970)          23,753            1,193     370,710
Comprehensive income
  Net income                                             -    -           -         -           23,626                -      23,626
  Net unrealized change in investment securities         -    -           -         -                -             (838)       (838)
  Net unrealized change in cash flow hedge               -    -           -         -                -             (297)       (297)
                                                                                                                          ----------
      Total comprehensive income                                                                                             22,491
                                                                                                                          ----------
Cash dividends declared-common, $1.88 per share          -    -           -         -          (30,262)               -     (30,262)
Preferred stock dividends declared                       -    -           -         -          (10,008)               -     (10,008)
Issuance of 6,822 shares of common stock,
  incentive compensation                                 -    -         153         -                -                -         153
Issuance of 14,305 shares of common stock,
  dividend reinvestment plan                             -    -         364         -                -                -         364
Issuance of 161,319 shares of common stock,
  exercise options                                       -    -       2,582         -                -                -       2,582
Issuance of 19,100 shares of common stock,
  incentive restricted stock                             -    -         449      (449)               -                -           -
Forfeiture of 9,250 shares of common stock,
  incentive restricted stock                             -    -        (189)      149                -                -         (40)
Amortization of unearned compensation,
  incentive restricted stock                             -    -           -       489                -                -         489
Issuance of common stock options                         -    -           6         -                -                -           6
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                         108,535    2     243,562    (2,781)           7,109               58     356,485
Comprehensive income
  Net income                                             -    -           -         -           20,445                -      20,445
  Net unrealized change in investment securities         -    -           -         -                -             (355)       (355)
  Net unrealized change in cash flow hedge               -    -           -         -                -              267         267
                                                                                                                          ----------
      Total comprehensive income                                                                                             20,357
                                                                                                                          ----------
Cash dividends declared-common, $1.90 per share          -    -           -         -           (35,452)              -     (35,452)
Preferred stock dividends declared                       -    -           -         -            (5,919)              -      (5,919)
Redemption of 1,725,000 shares of Series A
  preferred stock                                  (41,357)   -           -         -            (1,778)              -     (43,135)
Conversion of 2,800,000 shares of cumulative
  convertible preferred stock into 3,181,920
  shares of common stock                           (67,178)   -      67,178         -                 -               -           -
Issuance of 1,320,000 shares of Series D
  preferred stock                                   32,326    -           -         -                 -               -      32,326
Issuance of 1,418,887 shares of common stock,
  common stock offerings                                 -    -      38,974         -                 -               -      38,974
Issuance of 2,108 shares of common stock,
  incentive compensation                                 -    -          53         -                 -               -          53
Issuance of 12,925 shares of common stock,
  dividend reinvestment plan                             -    -         362         -                 -               -         362
Issuance of 139,584 shares of common stock,
  exercise options                                       -    -       2,539         -                 -               -       2,539
Forfeiture of 6,000 shares of common stock,
  incentive restricted stock                             -    -        (127)       86                 -               -         (41)
Amortization of unearned compensation,
  incentive restricted stock                             -    -           -       388                 -               -         388
Issuance of common stock options                         -    -           8         -                 -               -           8
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                        $ 32,326    2     352,549    (2,307)          (15,595)            (30)    366,945
                                                  ==================================================================================

See accompanying notes to consolidated financial statements.


                            EASTGROUP PROPERTIES,INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                      2003              2002               2001
                                                                                ----------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                  $    20,445            23,626             34,182
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization from continuing operations                     32,050            30,318             26,963
        Depreciation and amortization from discontinued operations                        -                51                 78
        Gain on sale of real estate investments                                           -               (93)            (4,311)
        (Gain) loss on sale of real estate investments from
          discontinued operations                                                      (112)               66                  -
        Gain on real estate investment trust (REIT) shares                             (421)           (1,836)            (2,967)
        Amortization of unearned compensation                                           347               449                372
        Minority interest depreciation and amortization                                (145)             (170)              (161)
        Changes in operating assets and liabilities:
          Accrued income and other assets                                              (795)             (139)            (5,075)
          Accounts payable, accrued expenses and prepaid rent                          (727)            1,514              1,667
                                                                                ----------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            50,642            53,786             50,748
                                                                                ----------------------------------------------------
INVESTING ACTIVITIES:
    Payments on mortgage loans receivable                                                 -             5,502              4,740
    Advances on mortgage loans receivable                                                 -                 -             (1,064)
    Proceeds from sale of real estate investments                                       841             2,917             11,316
    Real estate improvements                                                        (10,929)           (9,686)            (6,622)
    Real estate development                                                         (22,238)          (35,600)           (30,735)
    Purchases of real estate                                                        (19,034)          (13,667)           (13,804)
    Purchases of REIT shares                                                              -            (1,308)            (5,258)
    Proceeds from sale and liquidation of REIT shares                                 1,729             7,095              7,931
    Changes in other assets and other liabilities                                    (5,238)           (2,667)            (1,675)
                                                                                ----------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (54,869)          (47,414)           (35,171)
                                                                                ----------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                                   175,944           195,586            144,776
    Repayments on bank borrowings                                                  (197,351)         (207,687)          (160,718)
    Proceeds from mortgage notes payable                                             45,500            59,200             45,000
    Principal payments on mortgage notes payable                                     (9,599)          (15,871)            (8,317)
    Debt issuance costs                                                                (716)           (1,842)              (486)
    Distributions paid to stockholders                                              (42,749)          (39,881)           (38,279)
    Redemption of Series A preferred stock                                          (43,135)                -                  -
    Proceeds from Series D preferred stock offering                                  32,326                 -                  -
    Proceeds from common stock offerings                                             38,974                 -                  -
    Proceeds from exercise of stock options                                           2,539             2,582                753
    Proceeds from dividend reinvestment plan                                            362               364                357
    Other                                                                             2,535               793                243
                                                                                ----------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   4,630            (6,756)           (16,671)
                                                                                ----------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        403              (384)            (1,094)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,383             1,767              2,861
                                                                                ----------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     1,786             1,383              1,767
                                                                                ====================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized                           $    18,068            16,571             17,222
    Conversion of cumulative convertible preferred stock into common stock           67,178                 -                  -
    Debt assumed by the Company in the purchase of real estate                        1,478                 -                  -
    Debt assumed by buyer of real estate                                                  -                 -                378
    Issuance of incentive restricted stock                                                -               449                346
    Forfeiture of incentive restricted stock                                           (127)             (189)              (348)


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

(1)  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

     The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company or EastGroup), its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2003, 2002 and 2001, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)  Income Taxes

     EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2003, 2002 and 2001 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2003, 2002 and 2001.

Federal Income Tax Treatment of Share Distributions

                                                                      Years Ended December 31,
                                                             ----------------------------------------
                                                                 2003           2002         2001
                                                             ----------------------------------------
         Common Share Distributions:
             Ordinary Income                                   $1.68388        1.8348       1.7044
             Return of capital                                   .21612             -            -
             Long-term 20% capital gain                               -         .0452        .0956
                                                             ----------------------------------------
         Total Common Distributions                            $1.90000        1.8800       1.8000
                                                             ========================================

         Series A Preferred Share Distributions:
             Ordinary Income                                   $1.08125        2.1960       2.1308
             Long-term 20% capital gain                               -         .0540        .1192
                                                             ----------------------------------------
         Total Preferred A Distributions                       $1.08125        2.2500       2.2500
                                                             ========================================

         Series B Preferred Share Distributions:
             Ordinary Income                                   $1.64100        2.1355       2.0721
             Long-term 20% capital gain                               -         .0525        .1159
                                                             ----------------------------------------
         Total Preferred B Distributions                       $1.64100        2.1880       2.1880
                                                             ========================================

         Series D Preferred Share Distributions:
             Ordinary Income                                   $ .98830             -            -
                                                             ----------------------------------------
         Total Preferred D Distributions                       $ .98830             -            -
                                                             ========================================

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

(d)  Real Estate Properties

     Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Geographically, the Company's investments are concentrated in the major Sunbelt market areas of the southeastern and southwestern United States, primarily in the states of California, Florida, Texas and Arizona.

(e)  Capitalized Development Costs

     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes, and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. As the property becomes occupied, interest, depreciation, property taxes and other costs for the percentage occupied only are expensed as incurred. When the property becomes 80% occupied or one year after completion of the shell construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. When the property becomes classified as an industrial property, the entire property is depreciated accordingly, and all interest and property taxes are expensed.

(f)  Asset Impairment

     Prior to January 1, 2002, the Company applied SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Both of these pronouncements require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

     At December 31, 2003 and 2002, the Company had three parcels of land held for sale. There can be no assurances that the properties that are held for sale will be sold. During 2003, one property and one parcel of land were transferred to real estate held for sale and subsequently sold in 2003. During 2002, three properties were transferred to "held for sale;" however, these properties were subsequently transferred back to the portfolio as a result of a change in plans by the Company due to market conditions. As noted above, depreciation is not recorded for those properties while held for sale. As such, upon the reclassification of these properties, depreciation was adjusted to reflect the carrying amount of these properties as if they had never been classified as "held for sale."

     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income (loss) from discontinued operations for 2003, 2002 and 2001. No interest expense was allocated to the properties that are held for sale.

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

(i)  Derivative Instruments and Hedging Activities

     The Company applies SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in fair value are to be reported either in earnings or outside of earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company entered into an interest rate swap agreement in 2002, which is summarized in Note 4.

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

     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141 to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to favorable and unfavorable in-place leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

     The Company periodically reviews, at least annually, the recoverability of goodwill and other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at December 31, 2003 and 2002.

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

     The Company has a management incentive plan, which was adopted in 1994 and is described more fully in Note 7, under which employees and directors of the Company are granted stock option awards. The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. Companies are given the choice of either recognizing related compensation cost by adopting the fair value method, or continuing to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," while supplementally disclosing the pro forma effect on net income and net income per share using the new measurement criteria. The Company elected to continue to follow the requirements of APB No. 25 during all years prior to 2002 and, accordingly, there was no effect on the results of operations.

     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, prospectively to all employee awards granted, modified, or settled after January 1, 2002. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                         ---------------------------------------
                                                                             2003         2002          2001
                                                                         ---------------------------------------
                                                                          (In thousands, except per share data)
Net income available to common stockholders as reported                    $ 12,748      13,618        24,174
Add: Stock-based employee compensation expense
         included in reported net income                                          8           6             -
Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards                                                  (13)        (20)          (67)
                                                                         ---------------------------------------
Net income available to common stockholders pro forma                      $ 12,743      13,604        24,107
                                                                         =======================================

Earnings per share:
         Basic - as reported                                               $    .72         .86          1.54
         Basic - pro forma                                                      .72         .86          1.54
         Diluted - as reported                                                  .70         .84          1.51
         Diluted - pro forma                                                    .70         .84          1.50

     In accordance with SFAS No. 123, the following additional disclosures are required related to options granted after January 1, 1995. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.41%, 3.60%, and 4.31%; dividend yields of 11.13%, 11.97%, and 11.42%; volatility factors of 18.8%, 19.0%, and 20.0%. Expected option lives for employees were five years for all years presented. For directors, expected option lives were eight years for 2003 and 2002 and five years for 2001. The weighted average fair value of each option granted for 2003, 2002 and 2001 was $.36, $.35, and $.68, respectively.

     The Company accounts for restricted stock in accordance with SFAS No. 123, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.

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

(p)  New Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company adopted this Statement on July 1, 2003 with no impact on its overall financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB published a revision to Interpretation 46 (46R) to clarify some of the provisions of the original Interpretation and to exempt certain entities from its requirements. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions related to 2003 of this Interpretation had no effect on the Company's consolidated financial statements. The Company believes the effect of adoption of this Statement in 2004 will have little or no impact on its overall financial position or results of operation.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this Statement had no impact on the Company's overall financial position or results of operation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 with no impact on its overall financial position or results of operation.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," were effective for fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of this Statement had no impact on the Company's overall financial position or results of operation.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this Statement on January 1, 2003 with no impact on its overall financial position or results of operation.

(q)  Reclassifications

     Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the 2003 presentation.

(2)  REAL ESTATE OWNED

     The Company's real estate properties at December 31, 2003 and 2002 were as follows:

                                                                       December 31,
                                                           ----------------------------------
                                                                  2003             2002
                                                           ----------------------------------
                                                                     (In thousands)
       Real estate properties:
          Land                                               $   132,900          127,374
          Buildings and building improvements                    563,538          539,493
          Tenant and other improvements                           94,727           83,711
       Development                                                50,037           39,718
                                                           ----------------------------------
                                                                 841,202          790,296
         Less accumulated depreciation                          (146,934)        (118,977)
                                                           ----------------------------------

                                                             $   694,268          671,319
                                                           ==================================

     At December 31, 2003 and 2002, the Company was offering 11.3 acres of land in Houston, Texas and Tampa, Florida for sale with a carrying amount of $1,375,000. No loss is anticipated on the sale of these parcels of land. These properties are investment properties, not operating properties, thus a comparative for results of operations is not presented.

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2003 were $2,077,000 compared to $2,061,000 for 2002 and $2,329,000 for 2001.

     Total capital investment for development for the year ended December 31, 2003 was $22,238,000. In addition to the costs incurred for the year ended December 31, 2003 as detailed in the table below, development costs included $1,748,000 for improvements on properties transferred to real estate properties during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

Development

                                                                                         Costs Incurred
                                                                             -------------------------------------
                                                                                 For the Year      Cumulative as       Estimated
                                                                    Size        Ended 12/31/03      of 12/31/03       Total Costs
                                                               ---------------------------------------------------------------------
                                                                 (Unaudited)                                          (Unaudited)
                                                               ---------------------------------------------------------------------
                                                                (Square feet)                      (In thousands)
Lease-Up:
  World Houston 19, Houston, TX                                     66,000       $     542             2,523             3,100
  World Houston 20, Houston, TX                                     62,000             264             2,222             2,800
  Executive Airport CC I & III, Fort Lauderdale, FL                 85,000           1,200             5,951             6,400
  Expressway Commerce Center, Tampa, FL                            103,000           2,536             6,157             6,400
  Sunport Center IV, Orlando, FL                                    63,000           2,056             3,082             3,400
  Techway Southwest II, Houston, TX                                 94,000           3,116             4,085             4,800
                                                               ---------------------------------------------------------------------
Total Lease-up                                                     473,000           9,714            24,020            26,900
                                                               ---------------------------------------------------------------------
Under Construction:
  Santan 10, Chandler, AZ                                           65,000           2,612             2,612             3,800
  World Houston 17, Houston, TX                                     66,000           1,465             1,465             3,400
                                                               ---------------------------------------------------------------------
Total Under Construction                                           131,000           4,077             4,077             7,200
                                                               ---------------------------------------------------------------------

Prospective Development (Principally Land):
  Phoenix, AZ (1)                                                   40,000          (1,002)              374             2,000
  Tucson, AZ                                                        70,000               -               326             3,500
  Tampa, FL                                                        140,000             125             1,953             7,700
  Orlando, FL                                                      892,000           5,826             7,711            49,600
  Fort Lauderdale, FL                                               55,000             243             1,846             3,800
  El Paso, TX                                                      251,000             220             2,444             7,600
  Houston, TX                                                      792,000           1,150             6,722            38,500
  Jackson, MS                                                       32,000              33               564             1,900
                                                               ---------------------------------------------------------------------
Total Prospective Development                                    2,272,000           6,595            21,940           114,600
                                                               ---------------------------------------------------------------------
                                                                 2,876,000       $  20,386            50,037           148,700
                                                               =====================================================================

Completed Development and Transferred
To Real Estate Properties During the
Year Ended December 31, 2003:
  Metro Airport Commerce Center I, Jackson, MS                      32,000       $      55             1,782
  World Houston 14, Houston, TX                                     77,000              32             3,106
  Americas 10 Business Center I, El Paso, TX                        98,000              17             3,304
  Chamberlain Expansion, Tucson, AZ                                 34,000               -             1,345
                                                               ---------------------------------------------------
Total Transferred to Real Estate Properties                        241,000       $     104             9,537
                                                               ===================================================

(1) Development costs that existed prior to 2003 for Santan 10 were moved from Prospective Development upon commencement of construction in 2003.

     A summary of gains (losses) on real estate investments for the years ended December 31, 2003, 2002 and 2001 follows:

Gains (Losses) on Real Estate Investments

                                                                         Net                        Recognized
                                                                     Sales Price        Basis       Gain (Loss)
                                                                   ----------------------------------------------
                                                                                   (In thousands)
2003
Real estate properties:
   Air Park Distribution Center II, Memphis, TN                       $     445           339            106
   Orlando Central Park Land, Orlando, FL                                   396           390              6
                                                                   ----------------------------------------------
                                                                      $     841           729            112
                                                                   ==============================================
2002
Real estate properties:
   Carpenter Duplex, Dallas, TX                                       $   1,111         1,018             93
   7th Street Service Center, Phoenix, AZ                                 1,806         1,872            (66)
                                                                   ----------------------------------------------
                                                                      $   2,917         2,890             27
                                                                   ==============================================
2001
Real estate properties:
   Nobel Business Center, Hercules, CA                                $   5,250         2,113          3,137
   West Palm II, West Palm Beach, FL                                      1,350         1,274             76
   109th Street Distribution Center, Dallas, TX                           1,232           990            242
   West Palm I, West Palm Beach, FL                                       1,428         1,463            (35)
   Lakeside Distribution Center, Oklahoma City, OK                        2,079         1,165            914
Other                                                                       (23)            -            (23)
                                                                   ----------------------------------------------
                                                                      $  11,316         7,005          4,311
                                                                   ==============================================

     The following schedule indicates approximate future minimum rental receipts under noncancelable leases for real estate properties by year as of December 31, 2003:

Future Minimum Rental Receipts Under Noncancelable Leases

         Years Ended December 31,              (In thousands)
         ----------------------------------------------------
         2004                                    $  79,875
         2005                                       68,518
         2006                                       56,999
         2007                                       43,508
         2008                                       29,546
         Thereafter                                 58,797
                                               --------------
            Total minimum receipts               $ 337,243
                                               ==============

Ground Leases

     As of December 31, 2003, the Company owned two properties in Florida, two properties in Texas, and one property in Mississippi that are subject to ground leases. These leases have terms of 40 to 75 years, expiration dates of August 2031 to November 2076, and renewal options of 15 to 35 years. Total lease expenditures for the years ended December 31, 2003, 2002 and 2001 were $676,000, $610,000 and $594,000, respectively. Payments on four of the properties are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2003:

Future Minimum Ground Lease Payments

         Years Ended December 31,              (In thousands)
         ----------------------------------------------------
         2004                                    $    677
         2005                                         677
         2006                                         677
         2007                                         676
         2008                                         676
         Thereafter                                18,086
                                               --------------
            Total minimum payments               $ 21,469
                                               ==============

(3)  OTHER ASSETS

     A summary of the Company's other assets follows:

                                                                                   December 31,
                                                                         -------------------------------
                                                                               2003            2002
                                                                         -------------------------------
                                                                                  (In thousands)
         Leasing costs, net of accumulated amortization                    $   11,286         10,537
         Receivables, net of allowance for doubtful accounts                   10,725          9,363
         Prepaid expenses and other assets                                      9,827          9,760
                                                                         -------------------------------
                                                                           $   31,838         29,660
                                                                         ===============================

(4)  NOTES PAYABLE TO BANKS

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At December 31, 2003, the interest rate was 2.40% on $32,000,000 and 2.42% on $19,000,000. The interest rate on each tranche is currently reset on a monthly basis. A $32,000,000 tranche was last reset on February 26, 2004 at 2.35% and a $21,000,000 tranche was last reset on March 11, 2004 at 2.34%. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.

     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2004. The loan was amended in January 2004 to reflect a new maturity date of December 31, 2004. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.175%. At December 31, 2003, the interest rate was 2.295% on $1,550,000.

     Loan commitment fees were $44,000 in 2003, $43,000 in 2002 and $37,500 in 2001.

     Average bank borrowings were $65,399,000 in 2003 compared to $83,039,000 in 2002 with average interest rates of 2.53% in 2003 compared to 3.11% in 2002. Amortization of bank loan costs was $409,000 in 2003 and $407,000 in 2002. Average interest rates including amortization of loan costs were 3.15% for 2003 and 3.60% for 2002.

     The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2003 and 2002.

     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,880,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                  Current                                                         Fair Market     Fair Market
   Type of        Notional       Maturity                            Fixed         Value at        Value at
    Hedge          Amount          Date         Reference Rate        Rate         12/31/03        12/31/02
-----------------------------------------------------------------------------------------------------------------
               (In thousands)                                                            (In thousands)
    Swap          $10,880        12/31/10       1 month LIBOR        4.03%            ($30)           ($297)

(5)  MORTGAGE NOTES PAYABLE

     A summary of mortgage notes payable follows:


                                                                                          Carrying Amount
                                                                 Monthly                    Of Securing      Balance at December 31,
                                                                   P&I        Maturity     Real Estate at    -----------------------
Property                                                Rate     Payment        Date      December 31, 2003      2003       2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
Deerwood Distribution Center                           8.375%   $  16,339   Repaid 05/03    $       -               -         1,373
Eastlake Distribution Center (recourse)                8.500%      57,115     07/05/04          8,820           3,035         3,444
56th Street Commerce Park                              8.875%      21,816     08/01/04          4,088           1,695         1,801
Chamberlain Distribution Center                        8.750%      21,376     01/01/05          4,935           2,210         2,270
Exchange Distribution Center I                         8.375%      21,498     08/01/05          2,844           1,917         2,010
Westport Commerce Center                               8.000%      28,021     08/01/05          4,827           2,545         2,672
Lake Pointe Business Park                              8.125%      81,675     10/01/05          8,955          10,004        10,164
Jetport Commerce Park                                  8.125%      33,769     10/01/05          4,759           3,074         3,223
Huntwood Associates                                    7.990%     100,250     08/22/06         15,812          11,393        11,674
Wiegman Associates                                     7.990%      46,269     08/22/06          8,363           5,258         5,388
World Houston 1 & 2                                    7.770%      33,019     04/15/07          5,044           4,262         4,325
E. University I & II, Broadway VI, 55th Avenue         8.060%      96,974     06/26/07         22,195          11,215        11,463
  and Ethan Allen
Lamar II Distribution Center                           6.900%      16,925     12/01/08          5,879           1,895         1,964
Dominguez, Kingsview, Walnut, Washington,              6.800%     358,770     03/01/09         57,128          40,801        42,277
  Industry and Shaw
Auburn Facility                                        8.875%      64,885     09/01/09         13,861           3,049         3,706
Tower Automotive Center (recourse)(1)                  5.300%  Semiannual     01/15/11         10,628          10,880        11,000
Interstate Warehouses, Venture, Stemmons Circle,
  Glenmont I & II,  West Loop I & II,
  Butterfield Trail and Rojas                          7.250%     325,263     05/01/11         48,124          43,187        43,929
America Plaza, Central Green and World Houston 3-9     7.920%     191,519     05/10/11         27,629          25,551        25,814
University Business Center (120 & 130 Cremona)         6.430%      81,856     05/15/12         10,033           7,444         7,930
University Business Center (125 & 175 Cremona)         7.980%      88,607     06/01/12         13,770          10,914        11,099
Airport Distribution, Southpointe, Broadway I,
  III  & IV, Southpark, 51st Avenue, Chestnut,
  Main Street, Interchange Business Park,
  North Stemmons I and World Houston 12 & 13           6.860%     279,149     09/01/12         45,870          39,212        39,848
Broadway V, 35th Avenue, Sunbelt, Freeport,
  Lockwood, Northwest Point, Techway Southwest I       4.750%     259,403     09/05/13         47,708          45,262             -
  and  World Houston 10, 11 & 14
Kyrene Distribution Center                             9.000%      11,246     07/01/14          2,658             919           969
                                                                                           -----------------------------------------
                                                                                            $ 373,930         285,722       248,343
                                                                                           =========================================


(1) The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.3%. Semi-annual principal payments are made on this note; interest is paid monthly. The principal amounts of these payments increase incrementally as the loan approaches maturity.

     Principal payments due during the next five years as of December 31, 2003 are as follows:

              Year          (In thousands)
          ---------------------------------
              2004            $  12,212
              2005               26,186
              2006               22,797
              2007               21,524
              2008                9,109

(6)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's accounts payable and accrued expenses follows:

                                                              December 31,
                                                       -------------------------
                                                          2003           2002
                                                       -------------------------
                                                             (In thousands)
        Property taxes payable                          $   6,457          5,814
        Dividends payable                                   1,967          3,346
        Other payables and accrued expenses                 5,842          6,411
                                                       -------------------------
                                                        $  14,266         15,571
                                                       =========================

(7)  STOCKHOLDERS' EQUITY

Management Incentive Plan-Stock Options/Incentive Awards

     In 1994, the Company adopted the 1994 Management Incentive Plan, and the Plan was amended in 1999. As amended, the Plan includes stock options (50% vested after one year and the other 50% after two years), an annual incentive award and restricted stock awards.

     Stock option activity for the 1994 plan is as follows:

                                                                     Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                   2003                        2002                      2001
                                          -----------------------------------------------------------------------------
                                                        Weighted                    Weighted                  Weighted
                                                         Average                     Average                   Average
                                                        Exercise                    Exercise                  Exercise
                                            Shares        Price        Shares         Price       Shares        Price
                                          -----------------------------------------------------------------------------
  Outstanding at beginning of year         565,704      $18.503       696,423       $17.921      714,923      $17.801
  Granted                                        -            -        11,350        24.651       24,500       22.591
  Exercised                               (134,334)      18.802      (138,069)       15.966      (40,750)      18.487
  Expired                                   (1,000)      25.095        (4,000)       22.078       (2,250)      20.542
                                          ----------               ------------                -----------
  Outstanding at end of year               430,370       18.394       565,704        18.503      696,423       17.921
                                          ==========               ============                ===========

  Exercisable at end of year               425,695      $18.325       543,104       $18.287      647,923      $17.634
  Available for grant at end of year       543,077            -       164,360             -      187,095            -

Following is a summary of the status of the officers and employees options at December 31, 2003:

                                              Outstanding Options                             Exercisable Options
                              -----------------------------------------------------    ----------------------------------
                                            Weighted Average          Weighted                              Weighted
                                                Remaining              Average                               Average
  Exercise Price Range           Number     Contractual Life       Exercise Price          Number         Exercise Price
  ---------------------------------------------------------------------------------    ----------------------------------
  $ 12.670-19.000               192,770         2.013 years            $14.706            192,770           $14.706
    20.000-22.780               215,050         4.894 years             21.147            215,050            21.147
    23.000-26.350                22,550         7.921 years             23.675             17,875            23.397

     Under the incentive award program, the Company's Compensation Committee determines awards based on actual results compared to performance goals set for the year. The stock-based compensation portion of the incentive awards granted for 2002 and 2001 were expensed in those years and approximated $53,000 and $153,000, respectively, for the three senior executives. In 2003, the incentive award program was expanded to provide stock-based compensation incentives to certain of the Company's executive officers. The stock-based compensation award expensed for 2003 was $273,000.

     On December 5, 2000, under the 1994 Management Incentive Plan, the Compensation Committee granted a total of 181,250 shares of restricted stock to all employees, effective January 1, 2000. The purpose of the plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The stock price on the grant date was $20.50. The restricted period for the stock is 10 years and vesting is 20% at the end of the sixth year through the tenth year. The Company recorded $3,716,000 as additional paid-in capital when the shares were granted, offset by unearned compensation of the same amount. The unearned compensation was deducted from stockholders' equity and is being amortized 10% each year over the restricted period. In 2001, 15,000 additional shares were granted and 17,000 shares were forfeited. In 2002, 19,100 additional shares were granted and 9,250 shares were forfeited. In 2003, no additional shares were granted and 6,000 shares were forfeited. Compensation expense for the restricted stock was $347,000, $449,000 and $372,000 for 2003, 2002 and 2001, respectively. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends will be delivered to the employee as they vest.

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

     Stock option activity for the Director plan is as follows:

                                                                    Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                   2003                      2002                      2001
                                          -----------------------------------------------------------------------------
                                                        Weighted                  Weighted                  Weighted
                                                         Average                   Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                            Shares        Price       Shares        Price        Shares       Price
                                          -----------------------------------------------------------------------------
  Outstanding at beginning of year          107,250      $19.354     109,500      $17.744       96,000       $17.231
  Granted                                    13,500       26.600      21,000       24.331       13,500        21.400
  Exercised                                  (7,500)      11.670     (23,250)      16.273            -             -
  Expired                                         -            -           -            -            -             -
                                          -----------               ----------                ----------
  Outstanding at end of year                113,250       20.726     107,250       19.354      109,500        17.744
                                          ===========               ==========                ==========

  Exercisable at end of year                113,250      $20.726     107,250      $19.354      109,500       $17.744
  Available for grant at end of year         95,250            -     108,750            -      129,750             -


Following is a summary of the status of the director's options at December 31, 2003:

                                              Outstanding Options                             Exercisable Options
                              -----------------------------------------------------    ---------------------------------
                                            Weighted Average         Weighted                              Weighted
                                                Remaining             Average                               Average
  Exercise Price Range          Number      Contractual Life      Exercise Price          Number        Exercise Price
  ---------------------------------------------------------------------------------    ---------------------------------
  $ 11.250-14.580               18,750         1.440 years            $12.422             18,750           $12.422
    19.375-21.750               60,000         5.527 years             20.738             60,000            20.738
    24.020-26.600               34,500         8.758 years             25.219             34,500            25.219

Series A 9.00% Cumulative Redeemable Preferred Stock

     In June 1998, EastGroup sold 1,725,000 shares of Series A 9.00% Cumulative Redeemable Preferred Stock at $25.00 per share in a public offering. The preferred stock was redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after June 19, 2003. The preferred stock had no stated maturity, sinking fund or mandatory redemption and was not convertible into any other securities of the Company.

     On July 7, 2003, the Company redeemed all of the outstanding Series A Preferred Stock. The redemption price of these shares (excluding accrued dividends) was $43,125,000. The original issuance costs of $1,768,000 related to Series A in 1998 were recorded as a preferred issuance cost and treated in a manner similar to a preferred dividend in the third quarter of 2003. The redemption cost was funded with the proceeds from the Company's common offering in May 2003 and the 7.95% Series D Cumulative Redeemable Preferred Stock offering in earlier July 2003.

     The Company declared dividends of $1.08125 per share of Series A Preferred in 2003 and $2.25 per share for each year in 2002 and 2001.

Series B 8.75% Cumulative Convertible Preferred Stock

     In December 1998 and September 1999, EastGroup sold $10,000,000 and $60,000,000, respectively, of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share to Five Arrows Realty Securities II, L.L.C. (Five Arrows), an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group. The Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share (3,181,920 common shares), was entitled to quarterly dividends in arrears equal to the greater of $0.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock was convertible. In connection with this offering, EastGroup entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to the Series B Preferred Stock. Also, the preferred stock was not redeemable by the Company at its option prior to the fifth anniversary of the original date of issuance of the Series B Preferred Stock, after which it was redeemable at various redemption prices at certain dates and under certain circumstances.

     During 2003, all of the 2,800,000 shares of the Series B Preferred Stock were converted into 3,181,920 common shares. Five Arrows began converting the shares in April 2003 and completed the conversion in November 2003. Since it was the policy of Five Arrows to not hold common stock, the common shares were sold in the market throughout the year with the final shares being sold on December 15, 2003.

     The Company declared dividends of $1.641 per share of Series B Preferred for 2003 and $2.188 per share for each year in 2002 and 2001.

Series D 7.95% Cumulative Redeemable Preferred Stock

     In July 2003, EastGroup sold 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock at $25.00 per share in a direct placement. The preferred stock is redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 2, 2008. The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

     The Company declared dividends of $.9883 per share of Series D Preferred for 2003.

Common Stock Issuances

     In May 2003, the Company completed a direct placement offering of 571,429 shares of its common stock at $26.25 per share. The proceeds of the offering were approximately $14,461,000, net of all related expenses. In November 2003, the Company completed a direct placement offering of 847,458 shares of its common stock at $29.50 per share. The proceeds of the offering were approximately $24,513,000, net of all related expenses.

Common Stock Repurchase Plan

     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company did not repurchase any shares during 2003 or 2002. Since September 30, 1998, a total of 827,700 shares have been repurchased for $14,170,000 (an average of $17.12 per share) with 672,300 shares still available for repurchase.

Shareholder Rights Plan

     In December 1998, EastGroup adopted a Shareholder Rights Plan (the Plan) designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. Under the Plan, Rights were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on December 28, 1998. A Right was also delivered with all shares of Common Stock issued after December 28, 1998. The Rights will expire at the close of business on December 3, 2008.

     Each whole Right will entitle the holder to buy one one-thousandth (1/1000) of a newly issued share of EastGroup's Series C Preferred Stock at an exercise price of $70.00. The Rights attach to and trade with the shares of the Company's Common Stock. No separate Rights Certificates will be issued unless an event triggering the Rights occurs. The Rights will detach from the Common Stock and will initially become exercisable for shares of Series C Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning 15% or more of EastGroup's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interests of EastGroup and its shareholders. The Rights will also detach from the Common Stock if the Board determines that a person holding at least 9.8% of EastGroup's Common Stock intends to cause EastGroup to take certain actions adverse to it and its shareholders or that such holder's ownership would have a material adverse effect on EastGroup.

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

Earnings Per Share

     The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                    ----------------------------------------
                                                                         2003         2002           2001
                                                                    ----------------------------------------
                                                                                (In thousands)
Basic EPS Computation
  Numerator-net income available to common stockholders               $ 12,748       13,618         24,174
  Denominator-weighted average shares outstanding                       17,819       15,868         15,697
Diluted EPS Computation
  Numerator-net income available to common stockholders               $ 12,748       13,618         24,174
  Denominator:
    Weighted average shares outstanding                                 17,819       15,868         15,697
    Common stock options                                                   189          182            164
    Nonvested restricted stock                                             186          187            185
                                                                    ----------------------------------------
       Total Shares                                                     18,194       16,237         16,046
                                                                    ========================================

     The Company's Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the periods presented due to its antidilutive effect. All of the Series B Preferred Stock was converted into common stock during 2003.

Comprehensive Income

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for 2003, 2002 and 2001 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity and are summarized below.

                                                                         2003         2002           2001
                                                                     ---------------------------------------
Accumulated Other Comprehensive Income (Loss):                                   (In thousands)
Balance at beginning of year                                           $   58         1,193         3,104
    Unrealized holding gains on REIT securities during the period          66           998         1,056
    Less reclassification adjustment for gains on REIT
        securities included in net income                                (421)       (1,836)       (2,967)
    Change in fair value of interest rate swap                            267          (297)            -
                                                                    ----------------------------------------
Balance at end of year                                                 $  (30)           58         1,193
                                                                    ========================================

(8)  DEFINED CONTRIBUTION PLAN

     EastGroup maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions. The Company's total expense for this plan was $273,000, $251,000 and $220,000 for 2003, 2002 and 2001, respectively.

(9)  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                         2003 Quarter Ended                    2002 Quarter Ended
                                              -----------------------------------------------------------------------------
                                                 Mar 31   Jun 30   Sep 30    Dec 31    Mar 31   Jun 30    Sep 30   Dec 31
                                                                  (In thousands, except per share data)
                                              -----------------------------------------------------------------------------
Revenues                                       $ 26,843   26,676   27,367    27,555    25,573   26,623    26,351   27,246
Expenses                                        (21,683) (21,417) (22,210)  (22,796)  (19,568) (19,679)  (21,102) (21,812)
                                              -----------------------------------------------------------------------------
Income before gain on sale of                     5,160    5,259    5,157     4,759     6,005    6,944     5,249    5,434
   real estate investments
Gain on sale of real estate investments               -        -        -         -        93        -         -        -
                                              -----------------------------------------------------------------------------
Income from continuing operations                 5,160    5,259    5,157     4,759     6,098    6,944     5,249    5,434
Income (loss) from discontinued operations          104        -        6         -        12      (16)      (76)     (19)
                                              -----------------------------------------------------------------------------
Net income                                        5,264    5,259    5,163     4,759     6,110    6,928     5,173    5,415
Preferred dividends                              (2,502)  (1,736)  (1,025)     (656)   (2,502)  (2,502)   (2,502)  (2,502)
Costs on redemption of Series A preferred             -        -   (1,778)        -         -        -         -        -
                                              -----------------------------------------------------------------------------
Net income available to common stockholders    $  2,762    3,523    2,360     4,103     3,608    4,426     2,671    2,913
                                              =============================================================================
BASIC PER SHARE DATA
Net income available to common stockholders    $   0.17     0.21     0.13      0.21      0.23     0.28      0.17     0.18
                                              =============================================================================
Weighted average shares outstanding              15,924   16,864   18,451    19,986    15,772   15,892    15,901   15,906
                                              =============================================================================
DILUTED PER SHARE DATA
Net income available to common stockholders    $   0.17     0.20     0.13      0.20      0.22     0.27      0.16     0.18
                                              =============================================================================
Weighted average shares outstanding              16,282   17,225   18,818    20,608    16,166   16,254    16,264   16,264
                                              =============================================================================

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

The Series B Preferred Stock, which was convertible into common stock, was included in the computation of diluted earnings per share for the quarter ended December 31, 2003 due to its dilutive effect in such quarter.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                             --------------------------------------------------------
                                                          2003                        2002
                                             --------------------------------------------------------
                                                 Carrying       Fair        Carrying        Fair
                                                  Amount        Value        Amount         Value
                                             --------------------------------------------------------
                                                                  (In thousands)
         Financial Assets
            Cash and cash equivalents           $  1,786        1,786         1,383          1,383
            Investment in real estate
               investment trusts                       -            -         1,663          1,663
         Financial Liabilities
            Mortgage notes payable               285,722      304,317       248,343        263,971
            Notes payable to banks                52,550       52,550        73,957         73,957
            Interest rate swap                        30           30           297            297

Carrying amounts shown in the table are included in the balance sheet under the indicated captions, except as indicated in the notes below.

     The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.

Investment in Real Estate Investment Trusts: The carrying amount is the fair value of this equity investment based on quoted market prices. The investment in real estate investment trusts is shown under Other Assets on the balance sheet.

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

     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations (FFO), defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America
(GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases.

     Real estate income is comprised of rental income including straight-line rent adjustments, pass-through income and other real estate income including termination fees. Property operating expenses are comprised of insurance, property taxes, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are insurance and property taxes. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recoverable.

     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The following table presents on a comparative basis for the three fiscal years reported PNOI by operating segment, followed by reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                            --------------------------------------
                                                                                2003          2002         2001
                                                                            --------------------------------------
                                                                                        (In thousands)
PROPERTY REVENUES:
    Industrial                                                                $ 106,036      101,447       98,797
    Other                                                                         1,735        1,584        1,513
                                                                            --------------------------------------
                                                                                107,771      103,031      100,310
                                                                            --------------------------------------
PROPERTY EXPENSES:
    Industrial                                                                  (31,091)     (29,397)     (25,064)
    Other                                                                          (568)        (505)        (454)
                                                                            --------------------------------------
                                                                                (31,659)     (29,902)     (25,518)
                                                                            --------------------------------------
PROPERTY NET OPERATING INCOME:
    Industrial                                                                   74,945       72,050       73,733
    Other                                                                         1,167        1,079        1,059
                                                                            --------------------------------------
TOTAL PROPERTY NET OPERATING INCOME:                                             76,112       73,129       74,792
                                                                            --------------------------------------

Income (loss) from discontinued operations (before
    depreciation and amortization)                                                   (2)          18          131
Gain on securities                                                                  421        1,836        2,967
Other income                                                                        249          926        1,768
Interest expense                                                                (19,015)     (17,387)     (17,823)
General and administrative expense                                               (4,966)      (4,179)      (4,573)
Minority interest in earnings (before depreciation and amortization)               (561)        (545)        (511)
Gain on sale of nondepreciable real estate investments                                6            -            -
Dividends on Series A preferred shares                                           (2,016)      (3,880)      (3,880)
Dividends on Series D preferred shares                                           (1,305)           -            -
Costs on redemption of Series A preferred                                        (1,778)           -            -
                                                                            --------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS                           47,145       49,918       52,871
Depreciation and amortization from continuing operations                        (32,050)     (30,318)     (26,963)
Depreciation and amortization from discontinued operations                            -          (51)         (78)
Share of joint venture depreciation and amortization                                145          170          161
Gain on sale of depreciable real estate investments                                 106           27        4,311
Dividends on Series B convertible preferred shares                               (2,598)      (6,128)      (6,128)
                                                                            --------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                      12,748       13,618       24,174
Dividends on preferred shares                                                     5,919       10,008       10,008
Costs on redemption of Series A preferred                                         1,778            -            -
                                                                            --------------------------------------

NET INCOME                                                                    $  20,445       23,626       34,182
                                                                            ======================================

ASSETS:
    Industrial                                                                $ 833,254      782,807      727,264
    Other                                                                         7,948        7,489        7,069
                                                                            --------------------------------------
                                                                                841,202      790,296      734,333
    Less accumulated depreciation                                              (146,934)    (118,977)     (92,060)
                                                                            --------------------------------------
                                                                                694,268      671,319      642,273
                                                                            --------------------------------------

    Real estate held for sale                                                     1,375        1,375        1,907
       Less accumulated depreciation                                                  -            -         (141)
                                                                            --------------------------------------
                                                                                  1,375        1,375        1,766
                                                                            --------------------------------------

    Cash                                                                          1,786        1,383        1,767
    Other assets                                                                 31,838       29,660       38,256
                                                                            --------------------------------------

TOTAL ASSETS                                                                  $ 729,267      703,737      684,062
                                                                            ======================================

REAL ESTATE INVESTMENT CAPITAL EXPENDITURES
    Acquisitions                                                              $  19,034       13,667       13,804
    Developments                                                                 22,238       35,600       30,735

(12) SUBSEQUENT EVENTS

     Subsequent to December 31, 2003, EastGroup purchased Blue Heron Distribution Center II (100,000 square feet) and an adjoining 1.56 acres of land for future development in West Palm Beach, Florida for $6,100,000. Blue Heron II was built in 1988 and is adjacent to Blue Heron I (110,000 square feet), which the Company has owned since 1999.

     Also, subsequent to December 31, 2003, the Company entered into a contract to purchase a 125,000 square foot building in Houston for approximately $4,200,000.

(13) RELATED PARTY TRANSACTIONS

     EastGroup and Parkway Properties, Inc. share the services and expenses of the Company's Chairman of the Board and his administrative assistant.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of March 3, 2004, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 15(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Jackson, Mississippi                        KPMG LLP
March 3, 2004

                                  SCHEDULE III
               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2003 (In thousands)

                                                                        Gross Amount at
                                      Initial Cost                      which Carried at
                                     to the Company                     Close of Period
                                  --------------------    Costs     -------------------------
                                                       Capitalized                             Accumulated
                                       Buildings and  Subsequent to       Buildings and        Depreciation     Year        Year
 Description         Encumbrances Land  Improvements   Acquisition  Land  Improvements  Total  Dec. 31, 2003  Acquired  Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Properties (c):
Industrial:
 FLORIDA
  Jacksonville
   Deerwood          $      -     1,147      1,799        1,232     1,147      3,031     4,178     1,032         1989           1978
   Phillips                 -     1,375      2,961        2,309     1,375      5,270     6,645     1,800         1994        1984/95
   Lake Pointe         10,004     3,442      6,450        2,913     3,442      9,363    12,805     3,850         1993        1986/87
   Ellis                    -       540      7,513          471       540      7,984     8,524     1,554         1997           1977
   Westside                 -     1,170     12,400        3,252     1,170     15,652    16,822     2,963         1997           1984
   Beach                    -       476      1,899          442       476      2,341     2,817       234         2000           2000
  Orlando
   Chancellor               -       291      1,711           58       291      1,769     2,060       513      1996/97        1996/97
   Exchange I           1,917       603      2,414          949       603      3,363     3,966     1,122         1994           1975
   Exchange II              -       300        945           18       300        963     1,263        94         2002           1976
   Exchange III             -       320        997            4       320      1,001     1,321        99         2002           1980
   Sunbelt
    Center (j)          8,219     1,474      5,745        3,039     1,475      8,783    10,258     3,299   1989/97/98  1974/87/97/98
   John Young I             -       497      2,444          311       497      2,755     3,252       582      1997/98        1997/98
   John Young II            -       512      3,613         (267)      512      3,346     3,858       886         1998           1999
   Altamonte I              -     1,518      2,661          564     1,518      3,225     4,743     1,025         1999        1980/82
   Altamonte II                     745      2,618          163       745      2,781     3,526        73         2003           1975
   Sunport I                -       555      1,977          474       555      2,451     3,006       360         1999           1999
   Sunport II               -       597      3,271          598       597      3,869     4,466       813         1999           2001
   Sunport III              -       642      3,121          182       642      3,303     3,945       230         1999           2002
  Tampa
   56th Street          1,695       843      3,567        1,855       843      5,422     6,265     2,177         1993     1981/86/97
   Jetport              3,074     1,034      4,416        1,770     1,034      6,186     7,220     2,461   1993/94/95     1974/79/85
   Jetport
    517 & 518               -       541      2,175          280       541      2,455     2,996       707         1999        1981/82
   Westport             2,545       980      3,800        1,729       980      5,529     6,509     1,682         1994        1983/87
   Benjamin I & II          -       843      3,963          107       883      4,030     4,913     1,083         1997           1996
   Benjamin III             -       407      1,503          144       407      1,647     2,054       740         1999           1988
   Palm River
    Center                  -     1,190      4,625          593     1,190      5,218     6,408     1,669      1997/98     1990/97/98
   Palm River
    North I & III           -     1,005      4,688        1,374     1,005      6,062     7,067       634         1998           2000
   Palm River
    North II                -       724      4,418          (28)      634      4,480     5,114       655      1997/98           1999
   Walden I                 -       337      3,318           61       337      3,379     3,716       417      1997/98           2001
   Walden II                -       465      3,738          308       465      4,046     4,511       974         1998           1998
   Premier                  -     1,110      6,126          137     1,110      6,263     7,373     1,120         1998           1998
   Airport                  -     1,257      4,012          483     1,257      4,495     5,752       893         1998           1998
   Westlake                 -     1,333      6,998          911     1,333      7,909     9,242     1,716         1998        1998/99
   Expressway II            -     1,013      3,247            -     1,013      3,247     4,260        30         2003           2001
   Oak Creek                -       647      3,603           12       647      3,615     4,262        25         2003           2001
  Fort Lauderdale/
   Pompano Beach area
   Linpro                   -       613      2,243          915       616      3,155     3,771       874         1996           1986
   Cypress Creek            -         -      2,465          775         -      3,240     3,240       790         1997           1986
   Lockhart                 -         -      3,489        1,076         -      4,565     4,565     1,091         1997           1986
   Interstate               -       485      2,652          314       485      2,966     3,451       899         1998           1988
   Sample 95                -     2,381      9,504          504     2,381     10,008    12,389     2,506      1996/98        1990/99
   Blue Heron               -       975      3,626          825       975      4,451     5,426       917         1999           1986
 CALIFORNIA
  San Francisco area
   Wiegman              5,258     2,197      8,788          870     2,308      9,547    11,855     1,984         1996        1986/87
   Huntwood            11,393     3,842     15,368          342     3,842     15,710    19,552     3,740         1996           1988
   San Clemente             -       893      2,004            -       893      2,004     2,897       319         1997           1978
   Yosemite                 -       259      7,058          115       259      7,173     7,432     1,379         1999        1974/87
  Los Angeles area
   Kingsview (e)        1,942       643      2,573            1       643      2,574     3,217       543         1996           1980
   Dominguez (e)        6,734     2,006      8,025        1,122     2,006      9,147    11,153     2,109         1996           1977
   Main Street (i)      4,196     1,606      4,103          146     1,606      4,249     5,855       764         1999           1999
   Walnut (e)           5,049     2,885      5,274          203     2,885      5,477     8,362     1,323         1996        1966/90
   Washington (e)       4,110     1,636      4,900          271     1,636      5,171     6,807     1,047         1997        1996/97
   Ethan Allen (f)      5,541     2,544     10,175           94     2,544     10,269    12,813     1,907         1998           1980
   Industry (e)        14,090    10,230     12,373          733    10,230     13,106    23,336     2,734         1998           1959
   Chestnut (i)         3,704     1,674      3,465           30     1,674      3,495     5,169       543         1998           1999
   Los Angeles
    Corporate Center        -     1,363      5,453        1,132     1,363      6,585     7,948     1,265         1996           1986
  Santa Barbara
   University Bus.
    Center             18,358     5,517     22,067        1,751     5,520     23,815    29,335     5,532         1996        1987/88
  Fresno
   Shaw (e)             8,876     2,465     11,627          609     2,465     12,236    14,701     2,692         1998     1978/81/87
  San Diego
   Eastlake             3,035     3,046      6,888          400     3,046      7,288    10,334     1,514         1997           1989
 TEXAS
  Dallas
   Interstate
    I & II (h)          5,413     1,757      4,941        1,399     1,757      6,340     8,097     3,038         1988           1978
   Interstate III (h)   1,969       520      2,008          418       520      2,426     2,946       342         2000           1979
   Venture (h)          4,169     1,452      3,762        1,023     1,452      4,785     6,237     2,289         1988           1979
   Stemmons
    Circle (h)          1,710       363      2,014          181       363      2,195     2,558       778         1998           1977
   Ambassador Row           -     1,156      4,625        1,261     1,156      5,886     7,042     1,726         1998        1958/65
   Viscount Row             -       395      1,578          521       395      2,099     2,494       532         1998           1965
   North
    Stemmons I (i)      2,905       619      3,264          171       619      3,435     4,054       449         2001           1979
   North
    Stemmons II             -       150        583          168       150        751       901        53         2002           1971
   Shady Trail              -       635      3,621           18       635      3,639     4,274        36         2003           1998
  Houston
   Northwest
    Point (j)           6,815     1,243      5,640        1,623     1,243      7,263     8,506     1,969         1994        1984/85
   Lockwood (j)         5,592       749      5,444          786       749      6,230     6,979     1,107         1997        1968/69
   West Loop (h)        4,167       905      4,383          946       905      5,329     6,234     1,143    1997/2000           1980
   World Houston
    1 & 2               4,262       660      5,893          243       660      6,136     6,796     1,752         1998           1996
   World Houston
    3, 4 & 5 (g)        5,149     1,025      6,413          173     1,025      6,586     7,611     1,954         1998           1998
   World
    Houston 6 (g)       2,332       425      2,423           38       425      2,461     2,886       673         1998           1998
   World
    Houston 7 & 8 (g)   5,926       680      4,584        3,041       680      7,625     8,305     2,181         1998           1998
   World
    Houston 9 (g)       5,149       800      4,355        1,422       800      5,777     6,577       755         1998           1998
   World
    Houston 10 (j)      4,582       933      4,779            6       933      4,785     5,718       556         2001           1999
   World
    Houston 11 (j)      3,940       638      3,764          515       638      4,279     4,917       479         1999           1999
   World
    Houston 12 (i)      2,107       340      2,419          181       340      2,600     2,940       197         2000           2002
   World
    Houston 13 (i)      2,060       282      2,569           23       282      2,592     2,874       429         2000           2002
   World
    Houston 14 (j)      2,792       722      2,629          133       722      2,762     3,484       229         2000           2003
   America Plaza (g)    3,692       662      4,660           32       662      4,692     5,354     1,116         1998           1996
   Central Green (g)    3,303       566      4,031           13       566      4,044     4,610     1,035         1999           1998
   Glenmont (h)         5,393       936      6,161          970       936      7,131     8,067     1,264         1998      1999/2000
   Techway S.W. I (j)   4,490       729      3,765        1,110       729      4,875     5,604       217         2000           2001
   Freeport (j)         5,353       458      5,712          511       458      6,223     6,681       363         2002           2001
  El Paso
   Butterfield
    Trail (h)          16,409         -     22,144        2,403         -     24,547    24,547     5,924    1997/2000        1987/95
   Rojas (h)            3,957       900      3,659        1,361       900      5,020     5,920     1,704         1999           1986
   Americas Ten I           -       526      2,778            8       526      2,786     3,312        92         2001           2003
 ARIZONA
  Phoenix area
   Broadway I (i)       3,286       837      3,349          399       837      3,748     4,585     1,152         1996           1971
   Broadway II              -       455        482          125       455        607     1,062       169         1999           1971
   Broadway III (i)     1,823       775      1,742           27       775      1,769     2,544       440         2000           1983
   Broadway IV (i)      1,608       380      1,652          212       380      1,864     2,244       306         2000           1986
   Broadway V (j)       1,164       353      1,090           10       353      1,100     1,453       110         2002           1980
   Broadway VI (f)      1,073       599      1,855           28       599      1,883     2,482       187         2002           1979
   Kyrene I               919       850      2,044          345       850      2,389     3,239       581         1999           1981
   Kyrene II                -       640      2,409          263       640      2,672     3,312       385         1999           2001
   Metro                    -     1,927      7,708          877     1,927      8,585    10,512     2,139         1996        1977/79
   35th Avenue (j)      2,315       418      2,381           90       418      2,471     2,889       452         1997           1967
   Estrella                 -       628      4,694          143       628      4,837     5,465       887         1998           1988
   51st Avenue (i)      1,861       300      2,029          268       300      2,297     2,597       504         1998           1987
   E. University
    I and II (f)        2,468     1,120      4,482          105     1,120      4,587     5,707       892         1998        1987/89
   55th Avenue (f)      2,133       912      3,717          303       917      4,015     4,932       753         1998           1987
   Interstate
    Commons I               -       798      3,632          189       798      3,821     4,619       836         1999           1988
   Interstate
    Commons II              -       320      2,448          216       320      2,664     2,984       242         1999           2000
   Southpark (i)        3,029       918      2,738          571       918      3,309     4,227       281         2001           2000
   Airport Commons          -     1,000      1,510            9     1,000      1,519     2,519        45         2003           1971
  Tucson
   Chamberlain          2,210       506      3,564        1,547       506      5,111     5,617       682    1997/2003      1994/2003
   Airport (i)          4,144     1,103      4,672            8     1,103      4,680     5,783       778         1998           1995
   Southpointe (i)      4,111         -      3,982        1,754         -      5,736     5,736     1,432         1999           1989
 TENNESSEE
  Memphis
   Senator
    Street I                -       540      2,187          343       540      2,530     3,070       554         1997           1982
   Senator
    Street II               -       435      1,742          143       435      1,885     2,320       348         1998           1968
   Air Park I               -       250      1,916          175       250      2,091     2,341       392         1998           1975
   Lamar I & II         1,895     1,332      5,398          328     1,332      5,726     7,058     1,179         1998        1978/80
   Delp I, II,
    & III                   -     1,049      4,197          445     1,049      4,642     5,691     1,024         1998           1977
   Penney                   -       486      1,946            1       486      1,947     2,433       360         1998           1972
   Getwell                  -       151        603          109       151        712       863       166         1998           1972
   Southeast
    Crossing                -     1,802     10,267        1,294     1,802     11,561    13,363     2,851         1999        1987/97
 LOUISIANA
  New Orleans
   Elmwood                  -     2,861      6,337        1,914     2,861      8,251    11,112     2,736         1997           1979
   Riverbend                -     2,592     17,623        1,286     2,592     18,909    21,501     4,941         1997           1984
 COLORADO
  Denver
   Rampart I                -     1,023      3,861          518     1,023      4,379     5,402     1,902         1988           1987
   Rampart II               -       230      2,977          743       230      3,720     3,950     1,114      1996/97        1996/97
   Rampart III              -     1,098      3,884        1,169     1,098      5,053     6,151       901      1997/98           1999
 OKLAHOMA
  Oklahoma City
   Northpointe              -       777      3,113            2       777      3,115     3,892       456         1998        1996/97
  Tulsa
   Braniff                  -     1,066      4,641        1,149     1,066      5,790     6,856     1,725         1996           1974
 MISSISSIPPI
   Interchange (i)      4,378       343      5,007          759       343      5,766     6,109     1,572         1997           1981
   Tower               10,880         -      9,958        1,196         -     11,154    11,154       526         2001           2002
   Metro Airport I          -       303      1,479           76       303      1,555     1,858        24         2001           2003
 MICHIGAN
   Auburn               3,049     3,230     12,922          131     3,231     13,052    16,283     2,422         1998           1986
                     ---------------------------------------------------------------------------------------
                      285,722   132,826    579,695       78,644   132,900    658,265   791,165   146,812
                     ---------------------------------------------------------------------------------------
Industrial Development:
 FLORIDA
   Expressway               -       915          -        5,242       915      5,242     6,157        10         2002            n/a
   Palm River South         -     1,310          -          643     1,310        643     1,953         -         2000            n/a
   Executive Airport
    I & III                 -     1,210          -        4,741     1,210      4,741     5,951        43         2001            n/a
   Executive
    Airport II              -       781          -        1,065       781      1,065     1,846         -         2001            n/a
   Sunport IV               -       642          -        2,440       642      2,440     3,082         -         1999            n/a
   Sunport V                -       772          -          333       772        333     1,105         -         2001            n/a
   Sunport VI               -       650          -          275       650        275       925         -         2001            n/a
   SouthRidge               -     5,272          -          409     5,272        409     5,681         -         2003            n/a
 TEXAS
   Techway S.W. II          -       550          -        3,535       550      3,535     4,085        46         2000            n/a
   Techway S.W. III         -       535          -          451       535        451       986         -         1999            n/a
   Techway S.W. IV          -       597          -          478       597        478     1,075         -         1999            n/a
   World Houston
    Land                    -     2,654          -          578     2,673        559     3,232         -         2000            n/a
   World Houston
    Land                    -     1,147          -          282     1,181        248     1,429         -         2000            n/a
   Americas Ten II          -       708          -          562       708        562     1,270         -         2001            n/a
   Americas Ten III         -       656          -          518       656        518     1,174         -         2001            n/a
   World Houston 19         -       211          -        2,312       373      2,150     2,523        23         2000            n/a
   World Houston 17         -       373          -        1,092       373      1,092     1,465         -         2000            n/a
   World Houston 20         -       197          -        2,025       346      1,876     2,222         -         2000            n/a
 ARIZONA
   Airport II               -       299          -           27       300         26       326         -         2000            n/a
   Interstate
    Commons III             -       237          -          137       242        132       374         -         2000            n/a
   SanTan 10                -       820          -        1,792       846      1,766     2,612         -         2001            n/a
 MISSISSIPPI
   Metro Airport II         -       280          -          284       280        284       564         -         2001            n/a
                     ---------------------------------------------------------------------------------------
                            -    20,816          -       29,221    21,212     28,825    50,037       122
                     ---------------------------------------------------------------------------------------
Real Estate Properties
  Held For Sale:
 TEXAS
   World Houston
    Land (d)                -       765          -            8       773          -       773         -         2000            n/a
 FLORIDA
   Sabal Park Land (d)      -       351          -          251       602          -       602         -         1998            n/a
                     ---------------------------------------------------------------------------------------
                            -     1,116          -          259     1,375          -     1,375         -
                     ---------------------------------------------------------------------------------------
 Total real estate
   owned (a)(b)      $285,722   154,758    579,695      108,124   155,487    687,090   842,577   146,934
                     =======================================================================================

(a) Changes in Real Estate Properties follow:

                                                                   Years Ended December 31,
                                                            --------------------------------------
                                                                2003         2002        2001
                                                            --------------------------------------
                                                                        (In thousands)
Balance at beginning of year                                  $791,671       736,240     694,655
Improvements                                                    33,167        45,286      37,357
Purchase of real estate properties                              18,639        13,363      13,804
Carrying amount of investments sold                               (784)       (3,218)     (9,576)
Write-off of tenant improvements                                  (116)            -           -
                                                            --------------------------------------
Balance at end of year (1)                                    $842,577       791,671     736,240
                                                            ======================================

(1) Includes 20% minority interest in University Business Center totaling $5,867,000 at December 31, 2003 and $5,802,000 at December 31, 2002.

Changes in the accumulated depreciation on real estate properties follow:

                                                                   Years Ended December 31,
                                                            --------------------------------------
                                                                2003         2002        2001
                                                            --------------------------------------
                                                                        (In thousands)
Balance at beginning of year                                  $118,977        92,201      70,120
Depreciation expense                                            28,128        27,050      24,439
Accumulated depreciation on assets sold                            (55)         (371)     (2,352)
Other                                                             (116)           97          (6)
                                                            --------------------------------------
Balance at end of year                                        $146,934       118,977      92,201
                                                            ======================================

(b) The estimated aggregate cost of real estate properties at December 31, 2003 for federal income tax purposes was approximately $771,200,000. The federal income tax return for the year ended December 31, 2003 has not been filed and, accordingly, this estimate is based on preliminary data.

(c) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d) The investment was not producing income to the Company as of December 31, 2003 and 2002.

(e)  EastGroup  has  a  $40,801,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry and Shaw.

(f) EastGroup has an $11,215,000 nonrecourse first mortgage loan with Prudential Life secured by East University I & II, Broadway VI, 55th Avenue and Ethan Allen.

(g) EastGroup has a $25,551,000 nonrecourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3-9.

(h)  EastGroup  has  a  $43,187,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Interstate Warehouses, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas.

(i) EastGroup has a $39,212,000 nonrecourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I and World Houston 12 & 13.

(j) EastGroup has a $45,262,000 nonrecourse first mortgage loan with Prudential Life secured by Broadway V, 35th Avenue, Sunbelt, Freeport, Lockwood, Northwest Point, Techway Southwest I and World Houston 10, 11 & 14.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EASTGROUP PROPERTIES, INC.

                              By: /s/ DAVID H. HOSTER II
                              David H. Hoster II, Chief Executive Officer, President & Director
                              March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



*                                          *
D. Pike Aloian, Director                   Alexander G. Anagnos, Director
March 11, 2004                             March 11, 2004


*                                          *
H. C. Bailey, Jr., Director                Hayden C. Eaves III, Director
March 11, 2004                             March 11, 2004


*                                          *
Fredric H. Gould, Director                 David M. Osnos, Director
March 11, 2004                             March 11, 2004


*                                          * /s/ N. KEITH MCKEY
Leland R. Speed, Chairman of the Board     By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)              March 15, 2004
March 11, 2004




/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice President & Controller
(Principal Accounting Officer)
March 15, 2004


/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
March 15, 2004

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

     (3) Exhibits required by Item 601 of Regulation S-K:

          (3) Articles of Incorporation and Bylaws

               (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement dated April 24,
                    1997).
               (b)  Bylaws of the Company (incorporated by reference to Appendix
                    C to the Company's Proxy Statement dated April 24, 1997).
               (c)  Articles Supplementary of the Company relating to the Series
                    C Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).
               (d) Articles Supplementary of the Company relating to the 7.95% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to the Company's Form 8-A filed June 6, 2003).
               (e) Articles Supplementary of the Company relating to the reclassification of the Series B Cumulative Convertible Preferred Stock of the Company to the Company's common stock (filed herewith).

          (10) Material Contracts:
               (a) EastGroup Properties 1994 Management Incentive Plan, As Amended (incorporated by reference to Appendix A of the Company's Proxy Statement for its Annual Meeting of Shareholders held on June 2, 1999).*
               (b) EastGroup Properties 1991 Directors Stock Option Plan, As Amended (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 26, 1994).*
               (c) EastGroup Properties 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held on June 1, 2000).*
               (d) Form of Change in Control Agreement that the Company has entered into with certain executive officers (Leland R. Speed, David H. Hoster II and N. Keith McKey) (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1996).*
               (e)  Form of  Amendment to Change in Control  Agreement  that the
                    Company has entered into with certain executive officers (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 2002).*
               (f)  Credit  Agreement  dated  January  8, 2002  among  EastGroup
                    Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch, as Syndication Agent; SouthTrust Bank, as Co-Syndication Agent; U.S. Bank, National Association, as Documentation Agent; Wells Fargo Bank, National Association, as Co-Documentation Agent; AmSouth Bank, as Managing Agent; PNC Capital Market, Inc., as Lead Arranger and Lead Agent; and the Lenders (incorporated by reference to the Company's Form 10-K/A for the year ended December 31, 2001).

          (21) Subsidiaries of EastGroup Properties, Inc. (filed herewith).

          (23) Consent of KPMG LLP (filed herewith).

          (24) Powers of attorney (filed herewith).

          (31) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
               (a)  David H.  Hoster II,  Chief  Executive  Officer
               (b)  N. Keith McKey, Chief Financial Officer

          (32) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

          (99) Rights Agreement dated as of December 3, 1998 between the Company and EquiServe Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Company's Form 8-A filed December 9, 1998).

     (b) Reports on Form 8-K during the quarter ended December 31, 2003:

          (1) A Form 8-K was filed on October 22, 2003 under Item 12, furnishing EastGroup's October 1, 2003 press release, setting forth the Company's third quarter 2003 earnings.

          (2)  A Form 8-K was filed on  November  19, 2003 (a)  reporting  under
               Item 5 thereof the issuance of 847,458 shares of common stock, and (b) filing as exhibits under Item 7 thereof, the Placement Agency Agreement with A.G. Edwards & Sons, Inc. and opinions of counsel.

*Indicates management or compensatory agreement.