Form 10-Q
period 2004-03-31
EASTGROUP PROPERTIES INC
filed 2004-05-06
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004              COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of May 5, 2004 was 20,953,330.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2004


                                                                                Pages
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated balance sheets, March 31, 2004 (unaudited)
            and December 31, 2003                                                 3

            Consolidated statements of income for the three months ended
            March 31, 2004 and 2003 (unaudited)                                   4

            Consolidated statement of changes in stockholders' equity for
            the three months ended March 31, 2004 (unaudited)                     5

            Consolidated statements of cash flows for the three months
            ended March 31, 2004 and 2003 (unaudited)                             6

            Notes to consolidated financial statements (unaudited)                7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.     Controls and Procedures                                              17

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities                                                    17

Item 6.     Exhibits and Reports on Form 8-K                                     17

SIGNATURES

Authorized signatures                                                            18

                           EASTGROUP PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                   March 31, 2004        December 31, 2003
                                                                                ---------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties....................................................       $      803,126               791,165
  Development...............................................................               52,612                50,037
                                                                                ---------------------------------------------
                                                                                          855,738               841,202
      Less accumulated depreciation.........................................             (154,229)             (146,934)
                                                                                ---------------------------------------------
                                                                                          701,509               694,268
                                                                                ---------------------------------------------

  Real estate held for sale.................................................                1,375                 1,375
  Cash......................................................................                2,118                 1,786
  Other assets..............................................................               32,007                31,838
                                                                                ---------------------------------------------
      TOTAL ASSETS..........................................................       $      737,009               729,267
                                                                                =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................       $      282,826               285,722
  Notes payable to banks....................................................               71,392                52,550
  Accounts payable & accrued expenses.......................................               10,447                14,266
  Other liabilities.........................................................                8,134                 7,980
                                                                                ---------------------------------------------
                                                                                          372,799               360,518
                                                                                ---------------------------------------------

                                                                                ---------------------------------------------
Minority interest in joint venture..........................................                1,793                 1,804
                                                                                ---------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued........................................................                    -                     -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
    issued; stated liquidation preference of $33,000........................               32,326                32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    20,950,830 shares issued and outstanding at March 31, 2004 and
    20,853,780 at December 31, 2003.........................................                    2                     2
  Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares
    issued..................................................................                    -                     -
  Additional paid-in capital on common shares...............................              354,643               352,549
  Distributions in excess of earnings.......................................              (21,296)              (15,595)
  Accumulated other comprehensive loss......................................                 (294)                  (30)
  Unearned compensation.....................................................               (2,964)               (2,307)
                                                                                ---------------------------------------------
                                                                                          362,417               366,945
                                                                                ---------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................       $      737,009               729,267
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                ---------------------------------------
                                                                                       2004                2003
                                                                                ---------------------------------------
REVENUES
  Income from real estate operations........................................       $   27,631              26,487
  Other.....................................................................               32                 356
                                                                                ---------------------------------------
                                                                                       27,663              26,843
                                                                                ---------------------------------------
EXPENSES
  Operating expenses from real estate operations............................            7,672               7,960
  Interest..................................................................            4,919               4,698
  Depreciation and amortization.............................................            8,263               7,687
  General and administrative................................................            1,676               1,239
  Minority interest in joint venture........................................              121                  99
                                                                                ---------------------------------------
                                                                                       22,651              21,683
                                                                                ---------------------------------------

INCOME FROM CONTINUING OPERATIONS...........................................            5,012               5,160

DISCONTINUED OPERATIONS
  Loss from real estate operations..........................................                -                  (2)
  Gain on sale of real estate investments...................................                -                 106
                                                                                ---------------------------------------
INCOME FROM DISCONTINUED OPERATIONS ........................................                -                 104
                                                                                ---------------------------------------

NET INCOME..................................................................            5,012               5,264

  Preferred dividends-Series A..............................................                -                 970
  Preferred dividends-Series B..............................................                -               1,532
  Preferred dividends-Series D..............................................              656                   -
                                                                                ---------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................................       $    4,356               2,762
                                                                                =======================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations.........................................       $     0.21                0.16
  Income from discontinued operations.......................................                -                0.01
                                                                                ---------------------------------------
  Net income available to common stockholders...............................       $     0.21                0.17
                                                                                =======================================

  Weighted average shares outstanding.......................................           20,687              15,924
                                                                                =======================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations.........................................       $     0.21                0.16
  Income from discontinued operations.......................................                -                0.01
                                                                                ---------------------------------------
  Net income available to common stockholders...............................       $     0.21                0.17
                                                                                =======================================

  Weighted average shares outstanding.......................................           21,114              16,282
                                                                                =======================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                                                               Accumulated
                                                                     Additional               Distributions       Other
                                                 Preferred   Common   Paid-In     Unearned      In Excess     Comprehensive
                                                   Stock     Stock    Capital   Compensation   Of Earnings         Loss       Total
                                                 -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003...................... $ 32,326       2      352,549      (2,307)       (15,595)          (30)    366,945
 Comprehensive income
   Net income...................................        -       -            -           -          5,012             -       5,012
   Net unrealized change in cash flow hedge.....        -       -            -           -              -          (264)       (264)
                                                                                                                            --------
     Total comprehensive income.................                                                                              4,748
                                                                                                                            --------
 Cash dividends declared-common, $.48 per share.        -       -            -           -        (10,057)            -     (10,057)
 Preferred stock dividends declared.............        -       -            -           -           (656)            -        (656)
 Issuance of 6,509 shares of common stock,
   incentive compensation.......................        -       -          178           -              -             -         178
 Issuance of 2,454 shares of common stock,
   dividend reinvestment plan...................        -       -           86           -              -             -          86
 Issuance of 61,364 shares of common stock,
   options exercised............................        -       -          990           -              -             -         990
 Issuance of 28,723 shares of common stock,
   incentive restricted stock ..................        -       -          896        (896)             -             -           -
 Forfeiture of 2,000 shares of common stock,
   incentive restricted stock...................        -       -          (47)         28              -             -         (19)
 Amortization of unearned compensation,
   incentive restricted stock...................        -       -            -         211              -             -         211
 Other..........................................        -       -           (9)          -              -             -          (9)
                                                 -----------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004......................... $ 32,326       2      354,643      (2,964)       (21,296)         (294)    362,417
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                ---------------------------------------
                                                                                       2004                2003
                                                                                ---------------------------------------
OPERATING ACTIVITIES
  Net income.................................................................     $     5,012               5,264
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations.................           8,263               7,687
    Gain on sale of real estate investments from discontinued operations.....               -                (106)
    Gain on real estate investment trust (REIT) shares.......................               -                (282)
    Amortization of unearned compensation....................................             192                  97
    Minority interest depreciation and amortization..........................             (35)                (40)
    Changes in operating assets and liabilities:
      Accrued income and other assets........................................             687               1,242
      Accounts payable, accrued expenses and prepaid rent....................            (433)               (970)
                                                                                ---------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................          13,686              12,892
                                                                                ---------------------------------------

INVESTING ACTIVITIES
  Proceeds from sale of real estate investments..............................               -                 445
  Real estate improvements...................................................          (2,230)             (2,594)
  Real estate development....................................................          (3,016)             (5,052)
  Purchases of real estate...................................................          (8,140)                  -
  Proceeds from sale of REIT shares..........................................               -               1,590
  Changes in other assets and other liabilities..............................          (1,404)             (3,207)
                                                                                ---------------------------------------
NET CASH USED IN INVESTING ACTIVITIES........................................         (14,790)             (8,818)
                                                                                ---------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings..............................................          36,730              30,045
  Repayments on bank borrowings..............................................         (17,888)            (22,788)
  Principal payments on mortgage notes payable...............................          (4,987)             (1,573)
  Debt issuance costs........................................................             (50)                (52)
  Distributions paid to stockholders.........................................         (10,610)            (10,082)
  Proceeds from exercise of stock options....................................             990               1,203
  Proceeds from dividend reinvestment plan...................................              86                  89
  Other......................................................................          (2,835)               (429)
                                                                                ---------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........................           1,436              (3,587)
                                                                                ---------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS........................................             332                 487
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................           1,786               1,383
                                                                                ---------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................     $     2,118               1,870
                                                                                =======================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $500 and $486 for 2004
    and 2003, respectively...................................................     $     4,731               4,505
  Fair value of debt assumed by the Company in the purchase of real estate...           2,091                   -
  Issuance of common stock, incentive compensation...........................             178                  53
  Issuance of incentive restricted stock.....................................             896                   -
  Forfeiture of incentive restricted stock...................................             (47)                 (7)

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2003 annual report and the notes thereto.

(2) RECLASSIFICATIONS

Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation.

(3) REAL ESTATE PROPERTIES

The Company's real estate properties at March 31, 2004 and December 31, 2003 were as follows:

                                                                    ------------------------------------------
                                                                       March 31, 2004     December 31, 2003
                                                                    ------------------------------------------
                                                                                 (In thousands)
        Real estate properties:
           Land................................................          $   134,815           132,900
           Buildings and building improvements.................              570,854           563,538
           Tenant and other improvements.......................               97,457            94,727
        Development............................................               52,612            50,037
                                                                    ------------------------------------------
                                                                             855,738           841,202
           Less accumulated depreciation.......................             (154,229)         (146,934)
                                                                    ------------------------------------------
                                                                         $   701,509           694,268
                                                                    ==========================================

(4) REAL ESTATE HELD FOR SALE

Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
     At March  31,  2004  and  December  31,  2003,  the  Company  was  offering approximately 13 acres of land in Houston, Texas and Tampa, Florida for sale with a carrying amount of $1,375,000. No loss is anticipated on the sale of these parcels of land. The Company has a nonbinding contract to sell one parcel and is expected to close this transaction in 2004. There can be no assurances that this property or the remaining properties that are held for sale will be sold.
     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" have been classified as income from discontinued operations. No interest expense was allocated to the properties that are held for sale.

(5) BUSINESS COMBINATIONS AND GOODWILL

Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, "Business Combinations," to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     Total cost of the properties acquired during the first quarter of 2004 was $10,231,000, of which $9,290,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $891,000 to in-place lease intangibles, $37,000 to customer relationship intangibles and $36,000 to above market leases (all included in Other Assets on the balance sheet); $23,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs will be amortized over the remaining lives of the associated leases in place at the time of acquisition except for the customer relationship intangibles, which will be amortized over the expected useful lives of the related intangibles. The Company paid cash of $8,140,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.
     The Company periodically reviews, at least annually in the fourth quarter, the recoverability of goodwill and other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at March 31, 2004 and December 31, 2003.

(6) OTHER ASSETS

A summary of the Company's Other Assets follows:

                                                                       March 31, 2004     December 31, 2003
                                                                    ------------------------------------------
                                                                                 (In thousands)
        Leasing costs, net of accumulated amortization............       $    11,431            11,286
        Receivables, net of allowance for doubtful accounts.......             9,870            10,725
        Prepaid expenses and other assets.........................            10,706             9,827
                                                                    ------------------------------------------
                                                                         $    32,007            31,838
                                                                    ==========================================

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                       March 31, 2004     December 31, 2003
                                                                    ------------------------------------------
                                                                                 (In thousands)
        Property taxes payable....................................       $     4,566             6,457
        Dividends payable.........................................             2,069             1,967
        Other payables and accrued expenses.......................             3,812             5,842
                                                                    ------------------------------------------
                                                                         $    10,447            14,266
                                                                    ==========================================

(8) COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income
(loss) for the three months ended March 31, 2004 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three months ended March 31, 2004 and 2003 are summarized below.

Accumulated Other Comprehensive Income (Loss)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ------------------------------
                                                                                   2004               2003
                                                                                ------------------------------
                                                                                       (In thousands)
        Balance at beginning of year.....................................       $    (30)               58
          Unrealized holding gains on REIT securities during the period..              -                49
          Less reclassification adjustment for gains on
            REIT securities included in net income.......................              -              (282)
          Change in fair value of interest rate swap.....................           (264)              100
                                                                                ------------------------------
        Balance at end of year...........................................       $   (294)              (75)
                                                                                ==============================

(9) EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS. Basic EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.
     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and dividing this numerator by the weighted average number of common shares outstanding plus the dilutive effect of stock options, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and nonvested restricted stock was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The dilutive effect of convertible securities was determined using the if-converted method. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                                Three Months Ended
                                                                                    March 31,
                                                                        ----------------------------------
                                                                              2004              2003
                                                                        ----------------------------------
                                                                                  (In thousands)
    BASIC EPS COMPUTATION
      Numerator-net income available to common stockholders........       $    4,356             2,762
      Denominator-weighted average shares outstanding..............           20,687            15,924
    DILUTED EPS COMPUTATION
      Numerator-net income available to common stockholders........       $    4,356             2,762
      Denominator:
        Weighted average shares outstanding........................           20,687            15,924
        Common stock options.......................................              240               171
        Nonvested restricted stock.................................              187               187
                                                                        ----------------------------------
           Total Shares............................................           21,114            16,282
                                                                        ==================================

     The Company's Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the three months ended March 31, 2003 due to its antidilutive effect. All of the Series B Preferred Stock was converted into common stock during 2003.

(10) STOCK-BASED COMPENSATION

The Company has a management incentive plan, which was adopted in 1994, under which employees and directors of the Company are granted stock option awards. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all employee awards granted, modified, or settled after January 1, 2002. Stock-based compensation expense was immaterial for both the three months ended March 31, 2004 and 2003. There was an immaterial effect to pro forma net income available to common stockholders for both periods and no effect to basic or diluted earnings per share for either period. The Company elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," during all years prior to 2002 and, accordingly, there was no effect on the results of operations. The Company accounts for restricted stock in accordance with SFAS No. 123, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.

(11) NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB published a revision to Interpretation 46 (46R) to clarify some of the provisions of the original Interpretation and to exempt certain entities from its requirements. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Currently, the Company does not have any interests in variable interest entities as defined by this Interpretation. Therefore, the adoption of this statement had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

EastGroup's goal is to maximize shareholder value by being a leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt markets. The Company's core markets are primarily in the states of California, Florida, Texas and Arizona.
     The Company primarily generates its revenues by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are lease expirations and rental decreases resulting from deteriorating market conditions. During the first quarter of 2004, leases on 5.65% of EastGroup's portfolio square footage expired, and the Company was successful in renewing or re-leasing 67% of that total. In addition, during the first quarter of 2004, EastGroup leased 476,000 square feet of space that was vacant at December 31, 2003. EastGroup's total leased percentage increased to 93.5% at March 31, 2004 from 90.5% at March 31, 2003. Due to sluggishness in the economy, the Company experienced average rental decreases of 2.5% for the first quarter of 2004. The anticipated expiring leases during 2004 were 14.5% of the portfolio at December 31, 2003. Since the end of 2003, the Company has experienced positive leasing activity and reduced this percentage to 9.4% as of April 19, 2004.
     The Company generates new revenues through its acquisition and development programs. During the first quarter of 2004, the Company purchased two properties and one parcel of land for development. For 2004, the Company has projected $10 million in new acquisitions and has also identified approximately $34 million of development opportunities.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development by maintaining a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources below). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. During 2004, the Company currently intends (subject to market conditions) to obtain $25-30 million of additional fixed rate debt, using the proceeds to reduce variable rate bank line balances. The Company has no off-balance sheet arrangements.
     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations (FFO), defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America
(GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company continues to calculate FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition, which excludes gains on depreciable real estate.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income including straight-line rent adjustments, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are insurance and property taxes. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recoverable.

     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above) and interest rates, and the amount of leverage the Company employs. The following table presents on a comparative basis for the three months ended March 31, 2004 and 2003, reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                           2004           2003
                                                                                       ----------------------------
                                                                                              (In thousands)
Income from real estate operations.............................................         $   27,631        26,487
Operating expenses from real estate operations.................................             (7,672)       (7,960)
                                                                                       ----------------------------
PROPERTY NET OPERATING INCOME..................................................             19,959        18,527

Loss from discontinued operations (before depreciation and amortization).......                  -            (2)
Other income...................................................................                 32           356
Interest expense...............................................................             (4,919)       (4,698)
General and administrative expense.............................................             (1,676)       (1,239)
Minority interest in earnings (before depreciation and amortization)...........               (156)         (139)
Dividends on Series A preferred shares.........................................                  -          (970)
Dividends on Series D preferred shares.........................................               (656)            -
                                                                                       ----------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS.........................             12,584        11,835
Depreciation and amortization from continuing operations.......................             (8,263)       (7,687)
Share of joint venture depreciation and amortization...........................                 35            40
Gain on sale of depreciable real estate investments............................                  -           106
Dividends on Series B convertible preferred shares.............................                  -        (1,532)
                                                                                       ----------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS....................................              4,356         2,762
Dividends on preferred shares..................................................                656         2,502
                                                                                       ----------------------------

NET INCOME.....................................................................         $    5,012         5,264
                                                                                       ============================

Net income available to common stockholders per diluted share..................         $      .21           .17
Funds from operations available to common stockholders per diluted share (1)...                .60           .61

(1) Diluted shares for earnings per share......................................             21,114        16,282
    Convertible preferred stock................................................                  -         3,182
                                                                                       ----------------------------
    Diluted shares for funds from operations...................................             21,114        19,464
                                                                                       ============================

The Company analyzes the following performance trends in evaluating the progress of the Company:
o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. The change was negative (FFO per share decreased) for the last eight quarters ended March 31, 2004. The Company is budgeting an increase for 2004, primarily due to acquisitions and developments.
o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. The change was negative for the last seven quarters ended June 30, 2003, caused by decreasing rental rates and occupancy. The third and fourth quarters of 2003 and the first quarter of 2004 showed small increases and the Company is budgeting a small increase for 2004.
o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. For the last eight quarters ended March 31, 2004, occupancy has been in the range of 90% to 92%. For 2004, occupancy is budgeted to be in a range of 89% to 91%.
o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rates decreased on new and renewal leases in the last six quarters ended March 31, 2004. The Company is budgeting a decrease in rental rates for 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management's judgment, the Company believes internal cost capitalization is a critical accounting estimate.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of an impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge in the income statement.

Valuation of Receivables
The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed. The Company quarterly evaluates outstanding receivables and estimates the allowance for uncollectible accounts. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that its allowance for uncollectible accounts is adequate for its outstanding receivables at March 31, 2004 and 2003. In the event that the allowance for uncollectible accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge in the income statement.

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2003 taxable income to its stockholders and expects to distribute all of its taxable income in 2004. Accordingly, no provision for income taxes was necessary in 2003, nor is it expected to be necessary for 2004.

FINANCIAL CONDITION
(Comments are for the balance sheet dated March 31, 2004 and December 31, 2003.)

EastGroup's  assets  were  $737,009,000  at  March  31,  2004,  an  increase  of
$7,742,000 from December 31, 2003. Liabilities increased $12,281,000 to $372,799,000 and stockholders' equity decreased $4,528,000 to $362,417,000 during the same period. Book value per common share decreased to $15.72 at March 31, 2004 from $16.01 at December 31, 2003. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
Real estate properties increased $11,961,000 during the three months ended March 31, 2004. This increase was due to the purchase of two properties, both located in the Company's core markets, for a total of $9,290,000, as detailed below; capital improvements of $2,230,000; and improvements of $441,000 on development properties transferred to real estate properties in the 12-month period following transfer.

        Real Estate Properties Acquired in 2004        Location            Size       Date Acquired        Cost (1)
        --------------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                   (In thousands)
        Blue Heron Distribution Center II ...     West Palm Beach, FL     100,000       01-15-04           $    5,607
        Kirby Business Center................     Houston, TX             125,000       03-17-04                3,683
                                                                                                       ---------------
              Total Acquisitions.............                                                              $    9,290
                                                                                                       ===============

(1) Total cost of the properties acquired was $10,231,000, of which $9,290,000 was allocated to real estate properties as indicated above. In accordance with SFAS No. 141, "Business Combinations," intangibles associated with the purchases of real estate were allocated as follows: $891,000 to in-place lease intangibles, $37,000 to customer relationship intangibles and $36,000 to above market leases (all included in Other Assets on the balance sheet); $23,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs will be amortized over the remaining lives of the associated leases in place at the time of acquisition except for the customer relationship intangibles, which will be amortized over the expected useful lives of the related intangibles. The Company paid cash of $8,140,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.

Development
Development increased $2,575,000 during the three months ended March 31, 2004 due to development costs on existing and completed development properties.
     Total capital investment for development for the three months ended March 31, 2004 was $3,016,000. In addition to the costs incurred for the three months ended March 31, 2004 as detailed in the table below, development costs included $441,000 for improvements on properties transferred to real estate properties during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet. No properties were transferred from development to real estate properties in the three months ended March 31, 2004.

                                                                                       Costs Incurred
                                                                            --------------------------------------
                                                                             For the 3 Months   Cumulative as of      Estimated
                                                                   Size       Ended 3/31/04          3/31/04       Total Costs (1)
                                                              ----------------------------------------------------------------------
                                                               (Square feet)                      (In thousands)
   LEASE-UP
     World Houston 19, Houston, TX........................        66,000       $      92              2,615            3,100
     World Houston 20, Houston, TX........................        62,000              54              2,276            2,800
     Executive Airport CC I & III, Fort Lauderdale, FL....        85,000              73              6,024            6,500
     Expressway Commerce Center, Tampa, FL................       103,000              59              6,216            6,500
     Sunport Center IV, Orlando, FL.......................        63,000             198              3,280            3,600
     Techway Southwest II, Houston, TX....................        94,000              48              4,133            4,800
     Santan 10, Chandler, AZ..............................        65,000             315              2,927            3,800
                                                              ----------------------------------------------------------------------
   Total Lease-up.........................................       538,000             839             27,471           31,100
                                                              ----------------------------------------------------------------------

   UNDER CONSTRUCTION
     World Houston 17, Houston, TX........................        66,000             808              2,273            3,400
     Palm River South I, Tampa, FL(2).....................        79,000           1,013              1,013            4,300
     Sunport Center V, Orlando, FL(2).....................        63,000           1,012              1,012            3,800
                                                              ----------------------------------------------------------------------
   Total Under Construction...............................       208,000           2,833              4,298           11,500
                                                              ----------------------------------------------------------------------

   PROSPECTIVE DEVELOPMENT (PRINCIPALLY LAND):
     Phoenix, AZ..........................................        40,000               4                378            2,000
     Tucson, AZ...........................................        70,000               -                326            3,500
     Tampa, FL(2).........................................        80,000            (961)               992            4,500
     Orlando, FL(2).......................................       839,000            (789)             6,922           45,800
     Fort Lauderdale, FL..................................        80,000             484              2,330            6,100
     El Paso, TX..........................................       251,000               -              2,444            7,600
     Houston, TX..........................................       792,000             156              6,878           38,500
     Jackson, MS..........................................        32,000               9                573            1,900
                                                              ----------------------------------------------------------------------
   Total Prospective Development..........................     2,184,000          (1,097)            20,843          109,900
                                                              ----------------------------------------------------------------------
                                                               2,930,000       $   2,575             52,612          152,500
                                                              ======================================================================

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(2) Development costs of $979,000 for Palm River South I and $925,000 for Sunport Center V that existed prior to 2004 were moved from Prospective Development upon commencement of construction in 2004.

     Accumulated depreciation on real estate properties increased $7,295,000 due to depreciation expense on real estate properties.

LIABILITIES

Mortgage notes payable decreased $2,896,000 during the three months ended March 31, 2004 primarily due to the repayment of an 8.5% mortgage of $2,999,000 and regularly scheduled principal payments of $1,988,000. The Company assumed a mortgage of $1,778,000 on the acquisition of Blue Heron II and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.
     Notes payable to banks increased $18,842,000 as a result of advances of $36,730,000 exceeding repayments of $17,888,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

STOCKHOLDERS' EQUITY

Distributions in excess of earnings increased $5,701,000 as a result of dividends on common and preferred stock of $10,713,000 exceeding net income for financial reporting purposes of $5,012,000.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.)

Net income available to common stockholders for the three months ended March 31, 2004 was $4,356,000 ($.21 per basic and diluted share) compared to $2,762,000 ($.17 per basic and diluted share) for the three months ended March 31, 2003. The primary contributor to the increase in earnings per share was higher PNOI.
     PNOI from continuing operations increased by $1,432,000 or 7.7% for the three months ended March 31, 2004 compared to the same period in 2003. The Company's percentage leased was 93.5% at March 31, 2004 compared to 90.5% at March 31, 2003. PNOI from real estate properties held throughout the three months ended March 31, 2004 compared to the same period in 2003 increased $654,000 or 3.5%, primarily due to increased average occupancy.
     Bank interest expense before amortization of loan costs and capitalized interest was $343,000 for the three months ended March 31, 2004, a decrease of $148,000 from the three months ended March 31, 2003. This decrease was due to lower average bank borrowings and lower average bank interest rates in 2004. Average bank borrowings were $57,726,000 for the three months ended March 31, 2004 compared to $75,274,000 for the same period in 2003 with average bank interest rates of 2.39% for the three months ended March 31, 2004 compared to 2.62% for the same period in 2003. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for the three months ended March 31, 2004 were $500,000 compared to $486,000 for the same period in 2003. Amortization of bank loan costs was $102,000 for the three months ended March 31, 2004 compared to $103,000 for the same period in 2003.
     Mortgage interest expense on real estate properties was $4,869,000 for the three months ended March 31, 2004, an increase of $373,000 from the three months ended March 31, 2003. Amortization of mortgage loan costs was $105,000 for the three months ended March 31, 2004 compared to $94,000 for the same period in 2003. The increase in 2004 was primarily due to a new $45,500,000 mortgage that the Company obtained in August 2003. The Company has taken advantage of the lower available interest rates in the market during the past several years and has fixed several new large mortgages at attractive rates, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. Depreciation and amortization increased $576,000 for the three months ended March 31, 2004 compared to the same period in 2003. This increase was primarily due to properties acquired and transferred from development during 2003 and properties acquired during 2004.
     The increase in general and administrative expenses of $437,000 for the three months ended March 31, 2004 compared to the same period in 2003 is primarily due to increased employee costs.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $903,000 for the three months ended March 31, 2004 compared to $439,000 for the same period in 2003. Capital expenditures for the three months ended March 31, 2004 and 2003 were as follows:

Capital Expenditures

                                                                         Three Months Ended
                                                                              March 31,
                                                        Estimated    --------------------------
                                                       Useful Life        2004          2003
                                                    -------------------------------------------
                                                                           (In thousands)
        Upgrade on Acquisitions................          40 yrs        $      23           20
        Tenant Improvements:
           New Tenants.........................        Lease Life          1,060        1,054
           New Tenants (first generation) (1)..        Lease Life            496          442
           Renewal Tenants.....................        Lease Life            132          810
        Other:
           Building Improvements...............         5-40 yrs              94          157
           Roofs...............................         5-15 yrs             410           47
           Parking Lots........................          3-5 yrs               -           39
           Other...............................           5 yrs               15           25
                                                                     --------------------------
              Total capital expenditures.......                        $   2,230        2,594
                                                                     ==========================

(1) First generation refers to space that has never been occupied.

     The Company's leasing costs are capitalized and included in other assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months ended March 31, 2004 and 2003 were as follows:

Capitalized Leasing Costs

                                                                         Three Months Ended
                                                                              March 31,
                                                        Estimated    --------------------------
                                                       Useful Life       2004          2003
                                                    -------------------------------------------
                                                                           (In thousands)
        Development............................        Lease Life      $     41          234
        New Tenants............................        Lease Life           526          211
        New Tenants (first generation) (1).....        Lease Life            81           82
        Renewal Tenants........................        Lease Life           275          275
                                                                     --------------------------
              Total capitalized leasing costs..                        $    923          802
                                                                     --------------------------

        Amortization of leasing costs..........                        $    778          838
                                                                     ==========================

(1) First generation refers to space that has never been occupied.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB published a revision to Interpretation 46 (46R) to clarify some of the provisions of the original Interpretation and to exempt certain entities from its requirements. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Currently, the Company does not have any interests in variable interest entities as defined by this Interpretation. Therefore, the adoption of this statement had no impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13,686,000 for the three months ended March 31, 2004. The primary other source of cash for the first quarter was from bank borrowings. The Company distributed $9,954,000 in common and $656,000 in preferred stock dividends during the three months ended March 31, 2004. Other primary uses of cash were for bank debt repayments, purchases of real estate properties, mortgage note payments, construction and development of properties, and capital improvements at various properties.
     Total debt at March 31, 2004 and December 31, 2003 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at March 31, 2004 and December 31, 2003.

                                                             March 31, 2004    December 31, 2003
                                                          -----------------------------------------
                                                                       (In thousands)
        Mortgage notes payable - fixed rate.........          $    282,826             285,722
        Bank notes payable - floating rate..........                71,392              52,550
                                                          -----------------------------------------
           Total debt...............................          $    354,218             338,272
                                                          =========================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At March 31, 2004, the interest rate was 2.34% on $45,000,000 and 2.34% on $21,000,000. The interest rate on each tranche is currently reset on a monthly basis. A $43,000,000 tranche was last reset on April 28, 2004 at 2.35% and a $21,000,000 tranche was last reset on April 13, 2004 at 2.35%. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently ..20%.

     The Company had a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2004. The loan was amended in January 2004 to reflect a new maturity date of December 31, 2004. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.175%. At March 31, 2004, the interest rate was 2.265% on $5,392,000.
     As market conditions permit, EastGroup employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. During 2004, the Company currently intends (subject to market conditions) to obtain $25-30 million of additional fixed rate debt, using the proceeds to reduce variable rate bank line balances. Based on current interest rates, this will, as in past years, be detrimental to earnings in the short-run but is likely to enhance balance sheet stability and flexibility over the longer term.

Contractual Obligations
EastGroup's fixed, noncancelable obligations as of December 31, 2003 did not materially change during the three months ended March 31, 2004 except for the purchase obligations which were fulfilled upon the closing of Blue Heron II and Blue Heron III land.
     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

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

                                      Apr-Dec
                                        2004       2005       2006      2007      2008     Thereafter      Total     Fair Value
                                     --------------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)..   $ 7,302     26,273     22,889    21,622     9,212       195,528     282,826     305,621(2)
Weighted average interest rate.....     7.44%      7.83%      7.60%     7.55%     6.74%         6.60%       6.89%
Variable rate debt (in thousands)..     5,392     66,000          -         -         -             -      71,392      71,392
Weighted average interest rate.....     2.27%      2.34%          -         -         -             -       2.33%

(1) The fixed rate debt shown above includes the Tower Automotive mortgage, which has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.3%.
(2) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

     As the table above incorporates only those exposures that existed as of March 31, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 23 basis points, interest expense and cash flows would increase or decrease by approximately $167,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,750,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                                                                                                            Fair Market
                            Current        Maturity                                    Fair Market Value        Value
        Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate       at 3/31/04        at 12/31/03
       ------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                            (In thousands)
             Swap           $10,750        12/31/10     1 month LIBOR       4.03%            ($294)             ($30)

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at the end of the Company's most recent fiscal quarter the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.
     In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Repurchase Plan
EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. The Company has not repurchased any shares since 2000. Under the Plan, the Company has purchased a total of 827,700 shares for $14,170,000 (an average of $17.12 per share) with 672,300 shares still authorized for repurchase.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Form 10-Q Exhibits:

          3(a) Articles of Incorporation  (incorporated by reference to Appendix
               B to the Company's Proxy Statement dated April 24, 1997).
          3(b) Bylaws of the Company (incorporated by reference to Appendix C to the Company's Proxy Statement dated April 24, 1997).
          3(c) Articles  Supplementary  of the Company  relating to the Series C
               Preferred Stock (incorporated by reference to the Company's Form 8-A filed December 9, 1998).
          3(f) Articles  Supplementary  of the  Company  relating  to the  7.95%
               Series D Cumulative Redeemable Preferred Stock (incorporated by reference to the Company's Form 8-A filed June 6, 2003).
          31(a)Certification  of David H. Hoster II,  Chief  Executive  Officer,
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31(b)Certification  of  N.  Keith  McKey,   Chief  Financial  Officer,
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32(a)Certification  of David H. Hoster II,  Chief  Executive  Officer,
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32(b)Certification  of  N.  Keith  McKey,   Chief  Financial  Officer,
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K during the quarter ended March 31, 2004: A Form 8-K was filed on February 11, 2004 under Item 12, incorporating by reference EastGroup's February 11, 2004 press release, setting forth the Company's fourth quarter 2003 earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 6, 2004

                                    EASTGROUP PROPERTIES, INC.

                                    By: /s/ BRUCE CORKERN
                                       ------------------------------------
                                       Bruce Corkern, CPA
                                       Senior Vice President and Controller


                                    By: /s/ N. KEITH MCKEY
                                       ------------------------------------
                                       N. Keith McKey, CPA
                                       Executive Vice  President,  Chief
                                       Financial  Officer,  Secretary and
                                       Treasurer