Form 10-Q
period 2004-06-30
EASTGROUP PROPERTIES INC
filed 2004-08-06
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004              COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 5, 2004 was 21,033,640.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                       Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated balance sheets, June 30, 2004 (unaudited)
          and December 31, 2003                                                          3

          Consolidated statements of income for the three and six months ended
          June 30, 2004 and 2003 (unaudited)                                             4

          Consolidated  statement of changes in stockholders' equity for the six
          months ended June 30, 2004 (unaudited)                                         5

          Consolidated  statements of cash flows for the six months
          ended June 30, 2004 and 2003 (unaudited)                                       6

          Notes to consolidated financial statements (unaudited)                         7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    17

Item 4.   Controls and Procedures                                                       17

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securities                                                             18

Item 4.   Submission of Matters to a Vote of Security Holders                           18

Item 6.   Exhibits and Reports on Form 8-K                                              18

SIGNATURES

Authorized signatures                                                                   19

                                          EASTGROUP PROPERTIES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                 June 30, 2004        December 31, 2003
                                                                                -----------------------------------------
                                                                                  (Unaudited)
ASSETS
  Real estate properties....................................................    $     821,756                791,165
  Development...............................................................           35,739                 50,037
                                                                                -----------------------------------------
                                                                                      857,495                841,202
      Less accumulated depreciation.........................................         (160,607)              (146,934)
                                                                                -----------------------------------------
                                                                                      696,888                694,268
                                                                                -----------------------------------------

  Real estate held for sale.................................................            3,988                  1,375
  Cash......................................................................            2,108                  1,786
  Other assets..............................................................           35,429                 31,838
                                                                                -----------------------------------------
      TOTAL ASSETS..........................................................    $     738,413                729,267
                                                                                =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................    $     280,965                285,722
  Notes payable to banks....................................................           75,497                 52,550
  Accounts payable & accrued expenses.......................................           13,598                 14,266
  Other liabilities.........................................................            8,160                  7,980
                                                                                -----------------------------------------
                                                                                      378,220                360,518
                                                                                -----------------------------------------

                                                                                -----------------------------------------
Minority interest in joint venture..........................................            1,823                  1,804
                                                                                -----------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued........................................................                -                      -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
    issued; stated liquidation preference of $33,000........................           32,326                 32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    20,967,889 shares issued and outstanding at June 30, 2004 and
    20,853,780 at December 31, 2003.........................................                2                      2
  Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares
    issued..................................................................                -                      -
  Additional paid-in capital on common shares...............................          355,321                352,549
  Distributions in excess of earnings.......................................          (26,732)               (15,595)
  Accumulated other comprehensive income (loss).............................              254                    (30)
  Unearned compensation.....................................................           (2,801)                (2,307)
                                                                                -----------------------------------------
                                                                                      358,370                366,945
                                                                                -----------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................    $     738,413                729,267
                                                                                =========================================

See accompanying notes to consolidated financial statements.

                                                 EASTGROUP PROPERTIES, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         (UNAUDITED)

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                   2004          2003          2004         2003
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations.......................................     $ 28,034        26,382        55,517       52,736
  Other....................................................................           79           145           111          501
                                                                                ----------------------------------------------------
                                                                                  28,113        26,527        55,628       53,237
                                                                                ----------------------------------------------------
EXPENSES
  Operating expenses from real estate operations...........................        7,968         7,614        15,602       15,536
  Interest.................................................................        5,023         4,643         9,942        9,341
  Depreciation and amortization............................................        8,277         7,696        16,492       15,334
  General and administrative...............................................        1,568         1,261         3,244        2,500
  Minority interest in joint venture.......................................          123           114           244          213
                                                                                ----------------------------------------------------
                                                                                  22,959        21,328        45,524       42,924
                                                                                ----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS..........................................        5,154         5,199        10,104       10,313

DISCONTINUED OPERATIONS
  Income from real estate operations.......................................           66            60           128          104
  Gain on sale of real estate investments..................................           61             -            61          106
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS .......................................          127            60           189          210
                                                                                ----------------------------------------------------

NET INCOME.................................................................        5,281         5,259        10,293       10,523


  Preferred dividends-Series A.............................................            -           970             -        1,940
  Preferred dividends-Series B.............................................            -           766             -        2,298
  Preferred dividends-Series D.............................................          656             -         1,312            -
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS................................     $  4,625         3,523         8,981        6,285
                                                                                ====================================================

BASIC PER COMMON SHARE DATA................................................
  Income from continuing operations........................................     $   0.21          0.21          0.42         0.37
  Income from discontinued operations......................................         0.01             -          0.01         0.01
                                                                                ----------------------------------------------------
  Net income available to common stockholders..............................     $   0.22          0.21          0.43         0.38
                                                                                ====================================================

  Weighted average shares outstanding......................................       20,745        16,864        20,716       16,397
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations........................................     $   0.21          0.20          0.42         0.37
  Income from discontinued operations......................................         0.01             -          0.01         0.01
                                                                                ----------------------------------------------------
  Net income available to common stockholders..............................     $   0.22          0.20          0.43         0.38
                                                                                ====================================================

  Weighted average shares outstanding......................................       21,142        17,225        21,128       16,758
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

                                          EASTGROUP PROPERTIES, INC.
                                       CONSOLIDATED STATEMENT OF CHANGES
                                           IN STOCKHOLDERS' EQUITY
                             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                                 (UNAUDITED)

                                                                                                           Accumulated
                                                                   Additional              Distributions      Other
                                                Preferred  Common   Paid-In     Unearned     In Excess    Comprehensive
                                                  Stock    Stock    Capital   Compensation  Of Earnings    Income/(Loss)   Total
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003....................  $ 32,326       2    352,549      (2,307)       (15,595)          (30)     366,945
  Comprehensive income
    Net income................................         -       -          -           -         10,293             -       10,293
    Net unrealized change in cash flow hedge..         -       -          -           -              -           284          284
                                                                                                                        ------------
          Total comprehensive income..........                                                                             10,577
                                                                                                                        ------------
  Common dividends declared - $.96 per share..         -       -          -           -        (20,118)            -      (20,118)
  Preferred stock dividends declared - $.9938
   per share..................................         -       -          -           -         (1,312)            -       (1,312)
  Stock-based compensation, net of forfeitures         -       -      2,608        (494)             -             -        2,114
  Issuance of 5,048 shares of common stock,
   dividend reinvestment plan.................         -       -        173           -              -             -          173
  Other.......................................         -       -         (9)          -              -             -           (9)
                                                ------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004........................  $ 32,326       2    355,321      (2,801)       (26,732)          254      358,370
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

                                                  EASTGROUP PROPERTIES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                  ----------------------------------
                                                                                                         2004             2003
                                                                                                  ----------------------------------
OPERATING ACTIVITIES
  Net income.........................................................................               $   10,293           10,523
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations.........................                   16,492           15,334
    Depreciation and amortization from discontinued operations.......................                       93               97
    Gain on sale of real estate investments..........................................                      (61)            (106)
    Gain on real estate investment trust (REIT) shares...............................                        -             (389)
    Stock-based compensation expense.................................................                      597              316
    Minority interest depreciation and amortization..................................                      (71)             (76)
    Changes in operating assets and liabilities:
      Accrued income and other assets................................................                   (2,232)             153
      Accounts payable, accrued expenses and prepaid rent............................                    3,397            1,642
                                                                                                  ----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................................                   28,508           27,494
                                                                                                  ----------------------------------

INVESTING ACTIVITIES
  Purchases of real estate...........................................................                   (8,140)          (4,980)
  Real estate development............................................................                   (6,386)          (9,557)
  Real estate improvements...........................................................                   (4,877)          (5,081)
  Proceeds from sale of real estate investments......................................                      746              445
  Proceeds from sale and liquidation of REIT shares..................................                        -            1,697
  Changes in other assets and other liabilities......................................                   (2,185)          (2,069)
                                                                                                  ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES................................................                  (20,842)         (19,545)
                                                                                                  ----------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings......................................................                   65,476           55,746
  Repayments on bank borrowings......................................................                  (42,529)         (52,757)
  Principal payments on mortgage notes payable.......................................                   (6,837)          (4,510)
  Debt issuance costs................................................................                      (85)             (91)
  Distributions paid to stockholders.................................................                  (21,227)         (21,211)
  Proceeds from common stock offering................................................                        -           14,573
  Proceeds from exercise of stock options............................................                    1,286            1,297
  Proceeds from dividend reinvestment plan...........................................                      173              179
  Other..............................................................................                   (3,601)          (1,101)
                                                                                                  ----------------------------------
NET CASH USED IN FINANCING ACTIVITIES................................................                   (7,344)          (7,875)
                                                                                                  ----------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS................................................                      322               74
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................                    1,786            1,383
                                                                                                  ----------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................               $    2,108            1,457
                                                                                                  ==================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $910 and $1,002 for 2004
     and 2003, respectively..........................................................               $    9,543            8,953
  Conversion of cumulative preferred stock into common stock.........................                        -           33,589
  Fair value of debt assumed by the Company in the purchase of real estate...........                    2,091            1,478
  Issuance of common stock, incentive compensation, net of forfeitures...............                    1,047                -


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

(3) REAL ESTATE PROPERTIES

The Company's real estate properties at June 30, 2004 and December 31, 2003 were as follows:

                                                                    -----------------------------------------
                                                                       June 30, 2004     December 31, 2003
                                                                    -----------------------------------------
                                                                                (In thousands)
        Real estate properties:
           Land................................................       $      137,307          132,900
           Buildings and building improvements.................              583,116          563,538
           Tenant and other improvements.......................              101,333           94,727
        Development............................................               35,739           50,037
                                                                    -----------------------------------------
                                                                             857,495          841,202
           Less accumulated depreciation.......................             (160,607)        (146,934)
                                                                    -----------------------------------------
                                                                      $      696,888          694,268
                                                                    =========================================

(4) REAL ESTATE HELD FOR SALE

Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
     At June 30, 2004, the Company was offering two properties and several parcels of land for sale with a total carrying amount of $3,988,000. At December 31, 2003, the Company was offering several parcels of land for sale with a total carrying amount of $1,375,000. Subsequent to June 30, 2004, the Company sold Sample 95 Business Park III (18,000 square feet) in Pompano Beach, Florida for a price of $2,000,000, generating a gain of approximately $1,280,000. No loss is anticipated on the sale of the remaining property or parcels of land. There can be no assurances that the properties that are held for sale will be sold.
     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" have been classified as income from discontinued operations. No interest expense was allocated to the properties that are held for sale.

(5) BUSINESS COMBINATIONS AND GOODWILL

Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, "Business Combinations," to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     Total cost of the properties acquired during the first six months of 2004 was $10,231,000, of which $9,290,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $928,000 to in-place lease intangibles and $36,000 to above market leases (both included in Other Assets on the balance sheet); $23,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $8,140,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.
     The Company periodically reviews, at least annually in the fourth quarter, the recoverability of goodwill and other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at June 30, 2004 and December 31, 2003.

(6) OTHER ASSETS

A summary of the Company's Other Assets follows:

                                                                         June 30, 2004      December 31, 2003
                                                                       ----------------------------------------
                                                                                   (In thousands)
        Leasing costs, net of accumulated amortization............       $      11,677              11,286
        Receivables, net of allowance for doubtful accounts.......              11,387              10,725
        Prepaid expenses and other assets.........................              12,365               9,827
                                                                       ----------------------------------------
                                                                         $      35,429              31,838
                                                                       ========================================

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                         June 30, 2004      December 31, 2003
                                                                       ----------------------------------------
                                                                                   (In thousands)
        Property taxes payable....................................       $       6,732               6,457
        Dividends payable.........................................               2,171               1,967
        Other payables and accrued expenses.......................               4,695               5,842
                                                                       ----------------------------------------
                                                                         $      13,598              14,266
                                                                       ========================================

(8) COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income
(loss) for the six months ended June 30, 2004 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the six months ended June 30, 2004 and 2003 are summarized below.

Accumulated Other Comprehensive Income (Loss)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                             -----------------------------------
                                                                                    2004              2003
                                                                             -----------------------------------
                                                                                        (In thousands)
        Balance at beginning of period....................................       $     (30)             58
          Unrealized holding gains on REIT securities during the period...               -              49
          Less reclassification adjustment for gains on
              REIT securities included in net income......................               -            (389)
          Change in fair value of interest rate swap......................             284            (194)
                                                                             -----------------------------------
        Balance at end of period..........................................       $     254            (476)
                                                                             ===================================

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

Reconciliation of Numerators and Denominators

                                                                                     Three Months Ended       Six Months Ended
                                                                                          June 30,                June 30,
                                                                                ----------------------------------------------------
                                                                                      2004        2003        2004        2003
                                                                                ----------------------------------------------------
                                                                                                   (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders...........       $    4,625      3,523         8,981        6,285
          Denominator-weighted average shares outstanding.................           20,745     16,864        20,716       16,397
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders...........       $    4,625      3,523         8,981        6,285
          Denominator:
            Weighted average shares outstanding...........................           20,745     16,864        20,716       16,397
            Common stock options..........................................              187        174           214          173
            Nonvested restricted stock....................................              210        187           198          188
                                                                                ----------------------------------------------------
               Total Shares...............................................           21,142     17,225        21,128       16,758
                                                                                ====================================================

     The Company's Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 due to its antidilutive effect. All of the Series B Preferred Stock was converted into common stock during 2003.

(10) STOCK-BASED COMPENSATION

The Company had a management incentive plan, which was adopted in 1994 (the "1994 Plan"), under which employees of the Company were granted stock option awards. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, `Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002. Stock-based compensation expense was immaterial for the three and six months ended June 30, 2004 and 2003, with an immaterial effect to pro forma net income available to common stockholders and no effect to basic or diluted earnings per share. The Company elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," during all years prior to 2002 and, accordingly, there was no effect on the results of operations. The Company accounts for restricted stock in accordance with SFAS No. 123, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.
     At the Company's annual meeting on May 27, 2004, the Company's shareholders approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock in place of cash compensation. The 2004 Plan has replaced the 1994 Plan and no further grants will be made under the 1994 Plan.
     During the six months ended June 30, 2004, the Company issued 35,582 shares of common stock under these plans and 2,000 shares were forfeited. In addition, 53,729 common shares were issued upon the exercise of stock options under the 1994 Plan and 21,750 shares under the Directors Stock Option Plan.

(11) SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company purchased Interstate Distribution Center IV, a 46,000 square foot, multi-tenant business distribution building in Dallas, Texas for a price of approximately $3 million.
     The Company is currently under contract to purchase the Alamo Downs Distribution Center in San Antonio, Texas for a price of approximately $8.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

EastGroup's goal is to maximize shareholder value by being a leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt markets. The Company's core markets are in the states of California, Florida, Texas and Arizona.
     The Company primarily generates its revenues by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are lease expirations and rental decreases resulting from deteriorating market conditions. During the second quarter of 2004, leases on 5.3% of EastGroup's portfolio square footage expired, and the Company was successful in renewing or re-leasing 69% of that total. In addition, during the second quarter of 2004, EastGroup leased 353,000 square feet of space that was vacant at March 31, 2004.
     For the six month period ended June 30, 2004, leases on 10.9% of EastGroup's portfolio square footage expired, and the Company was successful in renewing or re-leasing 68% of that total. During the first six months of 2004, EastGroup leased 829,000 square feet of space that was vacant at December 31, 2003.
     EastGroup's total leased percentage increased to 92.6% at June 30, 2004 from 92.4% at June 30, 2003. Due to continued sluggishness in the economy, the Company experienced average rental decreases of .4% for the three months ended June 30, 2004 and 1.5% for the six month period. The anticipated expiring leases for the remainder of 2004 were 6.04% of the portfolio at June 30, 2004. The second quarter of 2004 was the fourth consecutive quarter of positive leasing results when compared to the previous year's quarter. This continuing improvement is the result of an increase in occupancy more than offsetting the decrease in rental rates experienced with lease renewals and new leasing.
     The Company generates new revenues through its acquisition and development programs. During the first six months of 2004, the Company purchased two properties and one parcel of land for development. Since June 30, 2004, the Company has purchased one property in Dallas for approximately $3 million and is under contract to purchase an additional property in San Antonio for approximately $8.4 million. San Antonio is a new market for EastGroup with potential for becoming a core market and which would complement the Company's operations in Houston, Dallas and El Paso. For 2004, the Company has also identified approximately $34 million of development opportunities. The Company sold one property during the second quarter of 2004 and one property in July for a combined total of approximately $2.8 million. These dispositions represented opportunities to recycle capital into acquisitions and targeted development with greater upside potential.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development by maintaining a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity. During the second quarter, EastGroup transferred five properties with costs of approximately $19.6 million from development to real estate properties. The Company began construction of an estimated $5.1 million development property in May 2004 and an estimated $4.2 million development property in July.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources below). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In May 2004, the Company signed an application on a $30.3 million, nonrecourse first mortgage loan to be secured by six properties. The note is expected to close in September and will have a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The proceeds of the note will be used to reduce floating rate bank borrowings. The Company has no off-balance sheet arrangements.
     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations (FFO), defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America
(GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company continues to calculate FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition, which excludes gains on depreciable real estate.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income including straight-line rent adjustments, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recoverable.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above) and interest rates, and the amount of leverage the Company employs. The following table presents on a comparative basis for the three and six months ended June 30, 2004 and 2003, reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                    Three Months Ended         Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                ----------------------------------------------------
                                                                                    2004          2003         2004         2003
                                                                                ----------------------------------------------------
                                                                                                    (In thousands)
Income from real estate operations..........................................    $  28,034        26,382       55,517      52,736
Operating expenses from real estate operations..............................       (7,968)       (7,614)     (15,602)    (15,536)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME...............................................       20,066        18,768       39,915      37,200

Income from discontinued operations (before depreciation and amortization)..          111           108          221         201
Other income................................................................           79           145          111         501
Interest expense............................................................       (5,023)       (4,643)      (9,942)     (9,341)
General and administrative expense..........................................       (1,568)       (1,261)      (3,244)     (2,500)
Minority interest in earnings (before depreciation and amortization)........         (159)         (150)        (315)       (289)
Dividends on Series A preferred shares......................................            -          (970)           -      (1,940)
Dividends on Series D preferred shares......................................         (656)            -       (1,312)          -
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS......................       12,850        11,997       25,434      23,832
Depreciation and amortization from continuing operations....................       (8,277)       (7,696)     (16,492)    (15,334)
Depreciation and amortization from discontinued operations..................          (45)          (48)         (93)        (97)
Share of joint venture depreciation and amortization........................           36            36           71          76
Gain on sale of depreciable real estate investments.........................           61             -           61         106
Dividends on Series B convertible preferred shares..........................            -          (766)           -      (2,298)
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................................        4,625         3,523        8,981       6,285
Dividends on preferred shares...............................................          656         1,736        1,312       4,238
                                                                                ----------------------------------------------------

NET INCOME..................................................................    $   5,281         5,259       10,293      10,523
                                                                                ====================================================

Net income available to common stockholders per diluted share...............    $     .22           .20          .43         .38
Funds from operations available to common stockholders per diluted share(1).          .61           .61         1.20        1.21

    Diluted shares for earnings per share...................................       21,142        17,225       21,128      16,758
    Convertible preferred stock.............................................            -         2,572            -       2,876
                                                                                ----------------------------------------------------
(1) Diluted shares for funds from operations................................       21,142        19,797       21,128      19,634
                                                                                ====================================================

The Company analyzes the following performance trends in evaluating the progress of the Company:
o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the second quarter of 2004 was the same as last year's second quarter which was an improvement over the prior eight quarters in which the change was negative (FFO per share decreased). The Company is budgeting an increase for 2004, primarily due to acquisitions and developments.
o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. The change was negative for the last seven quarters ended June 30, 2003, caused by decreasing rental rates and occupancy. The third and fourth quarters of 2003 and the first and second quarters of 2004 showed small increases and the Company is budgeting a small increase for 2004.
o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. For the last nine quarters ended June 30, 2004, occupancy has been in the range of 90% to 92%. For 2004, occupancy is expected to continue to be in this range.
o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rates decreased on new and renewal leases in the last seven quarters ended June 30, 2004; however, the decrease for the second quarter of 2004 was only .4%. The Company is anticipating a decrease in rental rates on expiring leases for 2004.

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

Valuation of Receivables

The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed. The Company quarterly evaluates outstanding receivables and estimates the allowance for uncollectible accounts. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that its allowance for uncollectible accounts is adequate for its outstanding receivables for the periods presented. In the event that the allowance for uncollectible accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge in the income statement.

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

FINANCIAL CONDITION
(Comments are for the balance sheets dated June 30, 2004 and December 31, 2003.)

EastGroup's assets were $738,413,000 at June 30, 2004, an increase of $9,146,000 from December 31, 2003. Liabilities increased $17,702,000 to $378,220,000 and stockholders' equity decreased $8,575,000 to $358,370,000 during the same period. Book value per common share decreased to $15.52 at June 30, 2004 from $16.01 at December 31, 2003. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties

Real estate properties increased $30,591,000 during the six months ended June 30, 2004. This increase was due to the transfer of five properties from development with total costs of $19,569,000; the purchase of two properties, both located in the Company's core markets, for total costs of $9,290,000, as detailed below; capital improvements of $4,877,000; and improvements of $1,115,000 on development properties transferred to real estate properties in the 12-month period following transfer. These increases were offset by the transfer of three properties to real estate held for sale with costs of $4,260,000.

        Real Estate Properties Acquired in 2004        Location            Size        Date Acquired         Cost (1)
      ------------------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                     (In thousands)
        Blue Heron Distribution Center II .....   West Palm Beach, FL     100,000        01-15-04           $    5,607
        Kirby Business Center..................   Houston, TX             125,000        03-17-04                3,683
                                                                                                         ---------------
              Total Acquisitions...............                                                             $    9,290
                                                                                                         ===============

(1) Total cost of the properties acquired was $10,231,000, of which $9,290,000 was allocated to real estate properties as indicated above. In accordance with SFAS No. 141, "Business Combinations," intangibles associated with the purchases of real estate were allocated as follows: $928,000 to in-place lease intangibles and $36,000 to above market leases (both included in Other Assets on the balance sheet); $23,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $8,140,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.

Development

Development costs at June 30, 2004 were $35,739,000 compared to $50,037,000 at December 31, 2003. During the six months ended June 30, 2004, the Company incurred costs of $5,271,000 on existing and completed developments and transferred five properties with total costs of $19,569,000 to real estate properties.
     Total capital investment for development for the six months ended June 30, 2004 was $6,386,000. In addition to the costs incurred for the six months ended June 30, 2004 as detailed in the table below, development costs included $1,115,000 for improvements on developments transferred to real estate properties during the 12-month period following transfer. These costs are included in Real Estate Properties on the balance sheet.

                                                                                       Costs Incurred
                                                                           --------------------------------------
                                                                             For the 6 Months   Cumulative as of      Estimated
                                                                   Size       Ended 6/30/04         6/30/04         Total Costs (1)
                                                              ----------------------------------------------------------------------
                                                               (Square feet)                    (In thousands)
     LEASE-UP
       Sunport Center IV, Orlando, FL......................       63,000        $      470             3,552            3,600
       Techway Southwest II, Houston, TX...................       94,000                97             4,182            4,800
       Santan 10, Chandler, AZ.............................       65,000               341             2,953            3,800
                                                              ----------------------------------------------------------------------
     Total Lease-up........................................      222,000               908            10,687           12,200
                                                              ----------------------------------------------------------------------

     UNDER CONSTRUCTION
       Palm River South I, Tampa, FL(2)....................       79,000             1,912             1,912            4,300
       Sunport Center V, Orlando, FL(2)....................       63,000             1,381             1,381            3,800
       World Houston 16, Houston, TX(2)....................       94,000               851               851            5,100
                                                              ----------------------------------------------------------------------
     Total Under Construction..............................      236,000             4,144             4,144           13,200
                                                              ----------------------------------------------------------------------

     PROSPECTIVE DEVELOPMENT (PRINCIPALLY LAND):
       Phoenix, AZ.........................................       40,000                10               384            2,000
       Tucson, AZ..........................................       70,000                 -               326            3,500
       Tampa, FL(2)........................................       80,000              (759)            1,194            4,500
       Orlando, FL(2)......................................      839,000              (389)            7,322           45,800
       Fort Lauderdale, FL.................................       80,000               529             2,375            6,500
       El Paso, TX.........................................      251,000                 -             2,444            7,600
       Houston, TX(2)......................................      692,000              (440)            6,282           35,800
       Jackson, MS.........................................       32,000                17               581            1,900
                                                              ----------------------------------------------------------------------
     Total Prospective Development.........................    2,084,000            (1,032)           20,908          107,600
                                                              ----------------------------------------------------------------------
                                                               2,542,000        $    4,020            35,739          133,000
                                                              ----------------------------------------------------------------------
     DEVELOPMENTS COMPLETED AND TRANSFERRED
     TO REAL ESTATE PROPERTIES DURING THE
     SIX MONTHS ENDED JUNE 30, 2004:
       Executive Airport CC I & III, Fort Lauderdale, FL...       85,000        $      116             6,067
       Expressway Commerce Center, Tampa, FL...............      103,000               104             6,261
       World Houston 17, Houston, TX.......................       66,000               853             2,318
       World Houston 19, Houston, TX.......................       66,000               106             2,629
       World Houston 20, Houston, TX.......................       62,000                72             2,294
                                                              -------------------------------------------------
     Total Transferred to Real Estate Properties...........      382,000        $    1,251            19,569
                                                              =================================================

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(2) Development costs of $979,000 for Palm River South I, $925,000 for Sunport Center V and $782,000 for World Houston 16 were moved from Prospective Development upon commencement of construction in 2004.

     Real estate held for sale increased $2,613,000 due to the transfer of three properties with total costs of $4,260,000 from real estate properties and accumulated depreciation of $968,000. Getwell Distribution Center with a carrying value of $679,000 was sold at the end of June 2004. The sale of Getwell reflects the Company's strategy of reducing ownership in Memphis, a noncore market, as market conditions permit.
     Accumulated depreciation on real estate properties increased $13,673,000 due to depreciation expense of $14,641,000 on real estate properties, offset by accumulated depreciation of $968,000 on properties transferred to real estate held for sale as mentioned above.

LIABILITIES

Mortgage notes payable decreased $4,757,000 during the six months ended June 30, 2004 primarily due to the repayment of an 8.5% mortgage of $2,999,000 and regularly scheduled principal payments of $3,838,000. The Company assumed a mortgage of $1,778,000 on the acquisition of Blue Heron II and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value. This premium is being amortized over the remaining life of the mortgage.
     Notes payable to banks increased $22,947,000 as a result of advances of $65,476,000 exceeding repayments of $42,529,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.

STOCKHOLDERS' EQUITY

Distributions in excess of earnings increased $11,137,000 as a result of dividends on common and preferred stock of $21,430,000 exceeding net income for financial reporting purposes of $10,293,000.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.)

Net income available to common stockholders for the three and six months ended June 30, 2004 was $4,625,000 ($.22 per basic and diluted share) and $8,981,000 ($.43 per basic and diluted share) compared to net income available to common stockholders for the three and six months ended June 30, 2003 of $3,523,000 ($.21 per basic and $.20 per diluted share) and $6,285,000 ($.38 per basic and diluted share). The primary contributor to the increase in earnings per share was higher PNOI.
     PNOI from continuing operations increased by $1,298,000 or 6.9% for the three months ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004, PNOI increased by $2,715,000 or 7.3% compared to the six months ended June 30, 2003. The Company's percentage leased was 92.6% at June 30, 2004 compared to 92.4% at June 30, 2003. PNOI from real estate properties held throughout the three and six months ended June 30, 2004 increased $462,000 or 2.5% and $922,000 or 2.5%, respectively, compared to the same periods in 2003. These increases were primarily due to increased average occupancies.
     Bank interest expense before amortization of loan costs and capitalized interest was $402,000 for the three months ended June 30, 2004, a decrease of $89,000 from the three months ended June 30, 2003. Bank interest expense before amortization of loan costs and capitalized interest was $745,000 for the six months ended June 30, 2004, a decrease of $237,000 from the six months ended June 30, 2003. These decreases were due to lower average bank borrowings and lower average bank interest rates in 2004. Average bank borrowings were $67,554,000 and $62,640,000 for the three and six months ended June 30, 2004 compared to $75,919,000 and $75,598,000 for the same periods in 2003 with average bank interest rates of 2.40% and 2.39% for the three and six months ended June 30, 2004 compared to 2.59% and 2.62% for the same periods in 2003. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for the three and six months ended June 30, 2004 were $410,000 and $910,000 compared to $516,000 and $1,002,000 for the same periods in 2003. Amortization of bank loan costs was $102,000 and $204,000 for the three and six months ended June 30, 2004 compared to $102,000 and $205,000 for the same periods in 2003.
     Mortgage interest expense on real estate properties was $4,823,000 for the three months ended June 30, 2004, an increase of $351,000 from the three months ended June 30, 2003. Mortgage interest expense on real estate properties was $9,692,000 for the six months ended June 30, 2004, an increase of $724,000 from the six months ended June 30, 2003. Amortization of mortgage loan costs was $106,000 and $211,000 for the three and six months ended June 30, 2004 compared to $94,000 and $188,000 for the same periods in 2003. The increase in 2004 was primarily due to a new $45,500,000 mortgage that the Company obtained in August 2003. The Company has taken advantage of the lower available interest rates in the market during the past several years and has fixed several new large mortgages at rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings.
     Depreciation and amortization increased $581,000 for the three months and $1,158,000 for the six months ended June 30, 2004 compared to the same periods in 2003. This increase was primarily due to properties acquired and transferred from development during 2003 and 2004.
     The increase in general and administrative expenses of $307,000 for the three months and $744,000 for the six months ended June 30, 2004 compared to the same periods in 2003 is primarily due to increased employee costs.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $879,000 and $1,782,000 for the three and six months ended June 30, 2004 compared to $464,000 and $903,000 for the same periods in 2003. Capital expenditures for the three and six months ended June 30, 2004 and 2003 were as follows:

Capital Expenditures

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                     Estimated    --------------------------------------------------------
                                                    Useful Life       2004           2003           2004          2003
                                                   -----------------------------------------------------------------------
                                                                                       (In thousands)
        Upgrade on Acquisitions................       40 yrs        $     15            21             38            41
        Tenant Improvements:
           New Tenants.........................     Lease Life         1,145           746          2,205         1,800
           New Tenants (first generation) (1)..     Lease Life           378           230            874           672
           Renewal Tenants.....................     Lease Life           417           455            549         1,265
        Other:
           Building Improvements...............      5-40 yrs            450           279            544           436
           Roofs...............................      5-15 yrs            172           681            582           728
           Parking Lots........................       3-5 yrs             68            46             68            85
           Other...............................        5 yrs               2            29             17            54
                                                                  --------------------------------------------------------
              Total capital expenditures.......                     $  2,647         2,487          4,877         5,081
                                                                  ========================================================

(1) First generation refers to space that has never been occupied.

     The Company's leasing costs (principally commissions) are capitalized and included in other assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and six months ended June 30, 2004 and 2003 were as follows:

Capitalized Leasing Costs

                                                                       Three Months Ended            Six Months Ended
                                                                           June 30,                      June 30,
                                                     Estimated    --------------------------------------------------------
                                                    Useful Life       2004           2003           2004           2003
                                                   -----------------------------------------------------------------------
                                                                                       (In thousands)
        Development............................     Lease Life      $    248            94            289           328
        New Tenants............................     Lease Life           438           514            964           725
        New Tenants (first generation) (1).....     Lease Life             -             6             81            88
        Renewal Tenants........................     Lease Life           354           229            629           504
                                                                  --------------------------------------------------------
              Total capitalized leasing costs..                     $  1,040           843          1,963         1,645
                                                                  ========================================================

        Amortization of leasing costs..........                     $    792           770          1,570         1,608
                                                                  ========================================================

(1) First generation refers to space that has never been occupied.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28,508,000 for the six months ended June 30, 2004. The primary other sources of cash were from bank borrowings and proceeds from the exercise of stock options and the sale of real estate properties. The Company distributed $19,915,000 in common and $1,312,000 in preferred stock dividends during the six months ended June 30, 2004. Other primary uses of cash were for bank debt repayments, purchases of real estate properties, mortgage note payments, construction and development of properties, and capital improvements at various properties.
     Total debt at June 30, 2004 and December 31, 2003 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at June 30, 2004 and December 31, 2003.

                                                           June 30, 2004    December 31, 2003
                                                          ------------------------------------
                                                                    (In thousands)
        Mortgage notes payable - fixed rate.........       $      280,965            285,722
        Bank notes payable - floating rate..........               75,497             52,550
                                                          ------------------------------------
           Total debt...............................       $      356,462            338,272
                                                          ====================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The Company currently intends to renew this credit facility upon maturity. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At June 30, 2004, the interest rate was 2.59% on $48,000,000 and 2.49% on $22,000,000. The interest rate on each tranche is currently reset on a monthly basis. A $48,000,000 tranche was last reset on July 28, 2004 at 2.73% and a $26,000,000 tranche was last reset on July 13, 2004 at 2.63%. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.
     The Company had a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2004. The loan was amended in January 2004 to reflect a new maturity date of December 31, 2004. The Company currently intends to renew this credit facility upon maturity. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.175%. At June 30, 2004, the interest rate was 2.544% on $5,497,000.
     As market conditions permit, EastGroup employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In May 2004, the Company signed an application on a $30.3 million, nonrecourse first mortgage loan to be secured by six properties. The note is expected to close in September and will have a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The proceeds of the note will be used to reduce floating rate bank borrowings. Based on current interest rates, this will, as in past years, reduce earnings in the short-run but, in management's judgment, is likely to enhance balance sheet stability and flexibility over the longer term.

Contractual Obligations

     EastGroup's fixed, noncancelable obligations as of December 31, 2003 did not materially change during the six months ended June 30, 2004 except for the purchase obligations which were fulfilled upon the closing of Blue Heron II and Blue Heron III land. Additionally, the Company was under contract to purchase two properties at June 30, 2004. The details of these purchase obligations are discussed in Note 11 in the Notes to Consolidated Financial Statements.
     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

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

                                        Jul-Dec
                                         2004      2005       2006      2007      2008     Thereafter     Total     Fair Value
                                      ------------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...   $ 7,585    24,129     22,889    21,622     9,212      195,528     280,965      293,323(2)
Weighted average interest rate......     7.89%     7.75%      7.60%     7.55%     6.74%        6.60%       6.89%
Variable rate debt (in thousands)...   $ 5,497    70,000          -         -         -            -      75,497       75,497
Weighted average interest rate......     2.54%     2.56%          -         -         -            -       2.56%

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

     As the table above incorporates only those exposures that existed as of June 30, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 26 basis points, interest expense and cash flows would increase or decrease by approximately $193,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,750,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.


                        Current Notional                                                     Fair Market Value   Fair Market Value
        Type of Hedge        Amount         Maturity Date    Reference Rate    Fixed Rate       at 6/30/04          at 12/31/03
      ------------------------------------------------------------------------------------------------------------------------------
                         (In thousands)                                                                  (In thousands)
             Swap           $10,750            12/31/10       1 month LIBOR       4.03%             $254                ($30)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 27, 2004, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, Alexander G. Anagnos, H.C. Bailey, Jr., Hayden
C. Eaves III, Fredric H. Gould, David H. Hoster II, David M. Osnos and Leland R. Speed were elected directors of the Registrant, each to serve until the 2005 Annual Meeting. The following is a summary of the voting for directors:

                                             Common Stock
          Nominee                        Vote For     Vote Withheld
        -------------------------------------------------------------
        D. Pike Aloian                  19,073,851       199,130
        Alexander G. Anagnos            19,144,115       128,866
        H.C. Bailey, Jr.                19,145,963       127,018
        Hayden C. Eaves III             19,154,436       118,545
        Fredric H. Gould                19,075,986       196,995
        David H. Hoster II              19,147,750       125,231
        David M. Osnos                  19,042,773       230,208
        Leland R. Speed                 19,138,411       134,570

     At the same meeting, shareholders were asked to vote on a proposal to ratify the adoption of the EastGroup Properties, Inc. 2004 Equity Incentive Plan. The Plan replaces the 1994 Management Incentive Plan and authorizes the issuance of up to 1,900,000 shares of common stock pursuant to awards granted to employees of the Company. The following is a summary of the voting:

                                         Vote For     Vote Against       Abstain         No Vote
        -------------------------------------------------------------------------------------------
        Ratification of 2004 Equity
             Incentive Plan:            14,462,869       765,216         117,598        3,927,298

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Form 10-Q Exhibits:

               10 Material Contracts: EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the proxy material for the 2004 Annual Meeting of Stockholders).
               31(a)Certification   of  David  H.  Hoster  II,  Chief  Executive
                    Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               31(b)Certification  of N. Keith McKey,  Chief Financial  Officer,
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               32(a)Certification   of  David  H.  Hoster  II,  Chief  Executive
                    Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               32(b)Certification  of N. Keith McKey,  Chief Financial  Officer,
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K during the quarter ended June 30, 2004: A Form 8-K was furnished on April 20, 2004 under Item 12, incorporating by reference EastGroup's April 19, 2004 press release, setting forth the Company's first quarter 2004 earnings.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 6, 2004

                        EASTGROUP PROPERTIES, INC.

                         /s/ BRUCE CORKERN
                         -----------------------------
                         Bruce Corkern, CPA
                         Senior Vice President and Controller


                         /s/ N. KEITH MCKEY
                         ------------------------------
                         N. Keith McKey, CPA
                         Executive Vice President, Chief Financial Officer, Secretary and Treasurer