Form 10-Q
period 2004-09-30
EASTGROUP PROPERTIES INC
filed 2004-11-08
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004         COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of November 5, 2004 was 21,046,520.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.        FINANCIAL INFORMATION                                                                Pages

Item 1.   Consolidated Financial Statements

          Consolidated  balance  sheets,  September  30,  2004  (unaudited)  and
          December 31, 2003                                                                           3

          Consolidated  statements of income for the three and nine months ended
          September 30, 2004 and 2003 (unaudited)                                                     4

          Consolidated statement of changes in stockholders' equity for the nine
          months ended September 30, 2004 (unaudited)                                                 5

          Consolidated  statements  of cash  flows  for the  nine  months  ended
          September 30, 2004 and 2003 (unaudited)                                                     6

          Notes to consolidated financial statements (unaudited)                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                              11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 19

Item 4.   Controls and Procedures                                                                    20

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                20

Item 6.   Exhibits and Reports on Form 8-K                                                           20

SIGNATURES

Authorized signatures                                                                                21

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                  September 30, 2004        December 31, 2003
                                                                                -----------------------------------------------
                                                                                      (Unaudited)
ASSETS
  Real estate properties....................................................       $      844,142                  791,165
  Development...............................................................               33,244                   50,037
                                                                                -----------------------------------------------
                                                                                          877,386                  841,202
      Less accumulated depreciation.........................................             (167,650)                (146,934)
                                                                                -----------------------------------------------
                                                                                          709,736                  694,268
                                                                                -----------------------------------------------

  Real estate held for sale.................................................                1,375                    1,375
  Cash......................................................................                  857                    1,786
  Other assets..............................................................               34,943                   31,838
                                                                                -----------------------------------------------
      TOTAL ASSETS..........................................................       $      746,911                  729,267
                                                                                ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................       $      305,471                  285,722
  Notes payable to banks....................................................               56,952                   52,550
  Accounts payable & accrued expenses.......................................               18,335                   14,266
  Other liabilities.........................................................                8,143                    7,980
                                                                                ----------------------------------------------
                                                                                          388,901                  360,518
                                                                                ----------------------------------------------

                                                                                ----------------------------------------------
Minority interest in joint venture..........................................                1,853                    1,804
                                                                                ----------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued........................................................                    -                        -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
    issued; stated liquidation preference of $33,000........................               32,326                   32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    21,045,520 shares issued and outstanding at September 30, 2004 and
    20,853,780 at December 31, 2003.........................................                    2                        2
  Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares
    issued..................................................................                    -                        -
  Additional paid-in capital on common shares...............................              356,468                  352,549
  Distributions in excess of earnings.......................................              (30,068)                 (15,595)
  Accumulated other comprehensive loss......................................                  (60)                     (30)
  Unearned compensation.....................................................               (2,511)                  (2,307)
                                                                                ----------------------------------------------
                                                                                          356,157                  366,945
                                                                                ----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................       $      746,911                  729,267
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                             ------------------------------------------------------
                                                                 2004         2003            2004          2003
                                                             ------------------------------------------------------
REVENUES
  Income from real estate operations....................     $  29,163       27,154          84,680        79,890
  Gain on involuntary conversion........................           154            -             154             -
  Gain on securities....................................             -            -               -           389
  Other.................................................           120           65             231           177
                                                             ------------------------------------------------------
                                                                29,437       27,219          85,065        80,456
                                                             ------------------------------------------------------
EXPENSES
  Operating expenses from real estate operations........         8,273        8,043          23,874        23,579
  Interest..............................................         5,115        4,796          15,057        14,137
  Depreciation and amortization.........................         8,245        7,931          24,737        23,265
  General and administrative............................         1,686        1,246           4,930         3,746
  Minority interest in joint venture....................           122          107             366           320
                                                             ------------------------------------------------------
                                                                23,441       22,123          68,964        65,047
                                                             ------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS.......................         5,996        5,096          16,101        15,409

DISCONTINUED OPERATIONS
  Income from real estate operations....................            24           61             152           165
  Gain on sale of real estate investments...............         1,389            6           1,450           112
                                                             ------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS ....................         1,413           67           1,602           277
                                                             ------------------------------------------------------

NET INCOME..............................................         7,409        5,163          17,703        15,686

  Preferred dividends-Series A..........................             -           76               -         2,016
  Preferred dividends-Series B..........................             -          300               -         2,598
  Preferred dividends-Series D..........................           656          649           1,968           649
  Costs on redemption of Series A preferred ............             -        1,778               -         1,778
                                                             ------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.............     $   6,753        2,360          15,735         8,645
                                                             ======================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations.....................     $    0.25         0.12            0.68          0.49
  Income from discontinued operations...................          0.07         0.01            0.08          0.02
                                                             ------------------------------------------------------
  Net income available to common stockholders...........     $    0.32         0.13            0.76          0.51
                                                             ======================================================

  Weighted average shares outstanding...................        20,804       18,451          20,746        17,089
                                                             ======================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations.....................     $    0.25         0.12            0.67          0.48
  Income from discontinued operations...................          0.07         0.01            0.07          0.02
                                                             ------------------------------------------------------
  Net income available to common stockholders...........     $    0.32         0.13            0.74          0.50
                                                             ======================================================

  Weighted average shares outstanding...................        21,179       18,818          21,145        17,453
                                                             ======================================================

Dividends declared per common share.....................     $    0.48        0.475            1.44         1.425
                                                             ======================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                               Accumulated
                                                                     Additional               Distributions      Other
                                                 Preferred  Common    Paid-In    Unearned       In Excess     Comprehensive
                                                   Stock    Stock     Capital  Compensation    Of Earnings        Loss        Total
                                                 -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003...................... $ 32,326     2       352,549     (2,307)       (15,595)          (30)      366,945
  Comprehensive income
    Net income..................................        -     -             -          -         17,703             -        17,703
    Net unrealized change in cash flow hedge....        -     -             -          -              -           (30)          (30)
                                                                                                                          ----------
      Total comprehensive income................                                                                             17,673
                                                                                                                          ----------
  Common dividends declared-$1.44 per share.....        -     -             -          -        (30,208)            -       (30,208)
  Preferred stock dividends declared -
    $1.4907 per share...........................        -     -             -          -         (1,968)            -        (1,968)
  Stock-based compensation, net of forfeitures..        -     -         3,664       (204)             -             -         3,460
  Issuance of 7,823 shares of common stock,
    dividend reinvestment plan..................        -     -           264          -              -             -           264
  Other.........................................        -     -            (9)         -              -             -            (9)
                                                 -----------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004..................... $ 32,326     2       356,468     (2,511)       (30,068)          (60)      356,157
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                   ---------------------------------------
                                                                                           2004                2003
                                                                                   ---------------------------------------
OPERATING ACTIVITIES
  Net income....................................................................       $  17,703              15,686
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations....................          24,737              23,265
    Depreciation and amortization from discontinued operations..................              94                 144
    Gain on sale of real estate investments.....................................          (1,450)               (112)
    Gain on involuntary conversion..............................................            (154)                  -
    Gain on securities..........................................................               -                (389)
    Stock-based compensation expense............................................             883                 454
    Minority interest depreciation and amortization.............................            (107)               (110)
    Changes in operating assets and liabilities:
      Accrued income and other assets...........................................            (968)              1,172
      Accounts payable, accrued expenses and prepaid rent.......................           7,177               4,756
                                                                                   ---------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................          47,915              44,866
                                                                                   ---------------------------------------

INVESTING ACTIVITIES
  Purchases of real estate......................................................         (19,666)             (9,445)
  Real estate development.......................................................         (12,585)            (17,732)
  Real estate improvements......................................................          (8,309)             (7,170)
  Proceeds from sale of real estate investments.................................           4,941                 841
  Proceeds from sale and liquidation of securities..............................               -               1,697
  Changes in other assets and other liabilities.................................          (2,620)             (4,135)
                                                                                   ---------------------------------------
NET CASH USED IN INVESTING ACTIVITIES...........................................         (38,239)            (35,944)
                                                                                   ---------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.................................................         106,267             125,971
  Repayments on bank borrowings.................................................        (101,865)           (144,076)
  Proceeds from mortgage notes payable..........................................          30,300              45,500
  Principal payments on mortgage notes payable..................................         (12,626)             (7,717)
  Debt issuance costs...........................................................            (453)               (629)
  Distributions paid to stockholders............................................         (31,886)            (31,984)
  Redemption of Series A preferred stock........................................               -             (43,135)
  Proceeds from Series D preferred stock offering...............................               -              32,329
  Proceeds from common stock offering...........................................               -              14,464
  Proceeds from exercise of stock options.......................................           2,344               2,370
  Proceeds from dividend reinvestment plan......................................             264                 272
  Other.........................................................................          (2,950)             (1,313)
                                                                                   ---------------------------------------
NET CASH USED IN FINANCING ACTIVITIES...........................................         (10,605)             (7,948)
                                                                                   ---------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................            (929)                974
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................           1,786               1,383
                                                                                   ---------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................       $     857               2,357
                                                                                   =======================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,275 and $1,520 for
    2004 and 2003, respectively.................................................          14,469              13,234
  Conversion of cumulative preferred stock into common stock....................               -              53,982
  Fair value of debt assumed by the Company in the purchase of real estate......           2,091               1,478
  Issuance of common stock, incentive compensation, net of forfeitures..........             871                 (74)

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

(2)  USE OF ESTIMATES

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

(3)  RECLASSIFICATIONS

Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation.

(4)  REAL ESTATE PROPERTIES

Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Geographically, the Company's investments are concentrated in the major Sunbelt market areas of the southeastern and southwestern United States, primarily in the states of California, Florida, Texas and Arizona. The Company's real estate properties at September 30, 2004 and December 31, 2003 were as follows:

                                                                      September 30, 2004      December 31, 2003
                                                                    ---------------------------------------------
                                                                                    (In thousands)
        Real estate properties:
           Land................................................          $   140,257                132,900
           Buildings and building improvements.................              596,789                563,538
           Tenant and other improvements.......................              107,096                 94,727
        Development............................................               33,244                 50,037
                                                                    ---------------------------------------------
                                                                             877,386                841,202
           Less accumulated depreciation.......................             (167,650)              (146,934)
                                                                    ---------------------------------------------
                                                                         $   709,736                694,268
                                                                    =============================================

(5)  REAL ESTATE HELD FOR SALE

Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
     At September 30, 2004 and December 31, 2003, the Company was offering several parcels of land for sale with a total carrying amount of $1,375,000. Subsequent to September 30, 2004, the Company sold one parcel of land in Tampa, Florida generating a small gain. No loss is anticipated on the sale of the remaining parcels of land. There can be no assurances that the properties that are held for sale will be sold.
     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sale from the properties placed in the category "held for sale" have been classified as income from discontinued operations. No interest expense was allocated to the properties that are held for sale.

(6)  BUSINESS COMBINATIONS AND GOODWILL

Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, "Business Combinations," to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     Total cost of the properties acquired during the first nine months of 2004 was $21,757,000, of which $19,867,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $1,883,000 to in-place lease intangibles and $86,000 to above market leases (both included in Other Assets on the balance sheet); $79,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $19,666,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.
     The Company periodically reviews, at least annually in the fourth quarter, the recoverability of goodwill and other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at September 30, 2004 and December 31, 2003.

(7)  OTHER ASSETS

A summary of the Company's Other Assets follows:

                                                                                         September 30, 2004     December 31, 2003
                                                                                      ----------------------------------------------
                                                                                                      (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization...       $     11,605                11,286
        Deferred rent receivable, net of allowance for doubtful accounts...........             10,378                 8,029
        Accounts receivable, net of allowance for doubtful accounts................              2,324                 2,696
        Acquired in-place lease intangibles, net of accumulated amortization.......              3,155                 1,857
        Prepaid expenses and other assets..........................................              7,481                 7,970
                                                                                      ----------------------------------------------
                                                                                          $     34,943                31,838
                                                                                      ==============================================

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                         September 30, 2004     December 31, 2003
                                                                                      ----------------------------------------------
                                                                                                      (In thousands)
        Property taxes payable.....................................................       $     10,389                 6,457
        Dividends payable..........................................................              2,257                 1,967
        Other payables and accrued expenses........................................              5,689                 5,842
                                                                                      ----------------------------------------------
                                                                                          $     18,335                14,266
                                                                                      ==============================================

(9)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income
(loss) for the nine months ended September 30, 2004 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three and nine months ended September 30, 2004 and 2003 are summarized below.

Accumulated Other Comprehensive Income (Loss)

                                                                                  Three Months Ended           Nine Months Ended
                                                                                     September 30,               September 30,
                                                                                ----------------------------------------------------
                                                                                  2004          2003          2004          2003
                                                                                ----------------------------------------------------
                                                                                                   (In thousands)
          Balance at beginning of period......................................  $   254         (476)          (30)           58
           Unrealized holding gains on REIT securities during the period......        -            -             -            49
           Less reclassification adjustment for gains on REIT securities
             included in net income...........................................        -            -             -          (389)
           Change in fair value of interest rate swap.........................     (314)         286           (30)           92
                                                                                ----------------------------------------------------
           Balance at end of period...........................................  $   (60)        (190)          (60)         (190)
                                                                                ====================================================

(10) EARNINGS PER SHARE

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

Reconciliation of Numerators and Denominators

                                                                                  Three Months Ended           Nine Months Ended
                                                                                     September 30,               September 30,
                                                                                ----------------------------------------------------
                                                                                  2004          2003           2004         2003
                                                                                ----------------------------------------------------
                                                                                                   (In thousands)
          BASIC EPS COMPUTATION
           Numerator-net income available to common stockholders..............  $  6,753        2,360         15,735        8,645
           Denominator-weighted average shares outstanding....................    20,804       18,451         20,746       17,089
          DILUTED EPS COMPUTATION
           Numerator-net income available to common stockholders..............  $  6,753        2,360         15,735        8,645
           Denominator:
            Weighted average shares outstanding...............................    20,804       18,451         20,746       17,089
            Common stock options..............................................       170          182            198          177
            Nonvested restricted stock........................................       205          185            201          187
                                                                                ----------------------------------------------------
               Total Shares...................................................    21,179       18,818         21,145       17,453
                                                                                ====================================================

     The Company's Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted EPS for the three and nine months ended September 30, 2003 due to its antidilutive effect. All of the Series B Preferred Stock was converted into common stock during 2003.

(11) STOCK-BASED COMPENSATION

The Company had a management incentive plan, which was adopted in 1994 (the "1994 Plan"), under which employees of the Company were granted stock option awards. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002. Stock-based compensation expense for options was immaterial for the three and nine months ended September 30, 2004 and 2003, with an immaterial effect to pro forma net income available to common stockholders and no effect to basic or diluted EPS. The Company elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," during all years prior to 2002 and, accordingly, there was no effect on the results of operations. The Company accounts for restricted stock in accordance with SFAS No. 123, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method.
     At the Company's annual meeting on May 27, 2004, the Company's shareholders approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock in place of cash compensation. The 2004 Plan has replaced the 1994 Plan and no further grants will be made under the 1994 Plan.
     During the nine months ended September 30, 2004, the Company issued 36,187 shares of common stock under these plans and 8,650 shares were forfeited. In addition, 134,630 common shares were issued upon the exercise of stock options under the 1994 Plan and 21,750 shares under the Directors Stock Option Plan.

(12) INVOLUNTARY CONVERSION

During the three and nine months ended September 30, 2004, the Company recognized a gain on involuntary conversion of $154,000 resulting from insurance proceeds exceeding the net book value of two roofs replaced due to tornado damage. This transaction was recorded in accordance with the Financial Accounting Standards Board Interpretation No. 30.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

EastGroup's goal is to maximize shareholder value by being a leading provider of functional, flexible, and high quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of California, Florida, Texas and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are lease expirations, rental decreases and tenant defaults. During the third quarter of 2004, leases on 3.8% of EastGroup's portfolio square footage expired, and the Company was successful in renewing or re-leasing 84% of that total. In addition, during the third quarter of 2004, EastGroup leased 386,000 square feet of space that was vacant at June 30, 2004.
     For the nine month period ended September 30, 2004, leases on 14.5% of EastGroup's portfolio square footage expired, and the Company was successful in renewing or re-leasing 72% of that total. During the first nine months of 2004, EastGroup leased 1,215,000 square feet of space that was vacant at December 31, 2003. The anticipated expiring leases for the remainder of 2004 were 3.1% of the portfolio at September 30, 2004.
     EastGroup's total leased percentage increased to 93.5% at September 30, 2004 from 91.6% at September 30, 2003. The Company experienced average rental increases on new and renewal leases of 1.5% for the three months ended September 30, 2004 and a slight decrease (.5%) for the nine month period. The third quarter of 2004 results represent the fifth consecutive quarter of improvement in same property operations. This continuing improvement is the result of the increase in occupancy more than offsetting the net decrease in rental rates experienced with lease renewals and new leasing.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the first nine months of 2004, the Company purchased two parcels of land for development and four properties for approximately $23 million. The Company sold three properties during the first nine months of 2004 for a combined total of approximately $5 million. These dispositions represented opportunities to recycle capital into acquisitions and targeted development with greater upside potential.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development by maintaining a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity. During the first nine months of 2004, the Company transferred seven properties with aggregate costs of approximately $27.4 million from development to the operating portfolio. The Company began construction of an estimated $5.1 million development property at its World Houston complex in May 2004. In July, EastGroup began construction on the third and final building of Executive Airport Commerce Center in Fort Lauderdale with estimated costs of $4.2 million. And, in late August, the Company began construction of infrastructure and the first two buildings at its Southridge development in Orlando with a combined projected investment of approximately $8.5 million. These four properties plus three more properties (construction began in late 2003 and early 2004 with estimated combined costs of $11.9 million) are expected to transfer to the Company's operating portfolio during 2005 and early 2006.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources below). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In late September 2004, the Company closed a $30.3 million, nonrecourse first mortgage loan secured by six properties. The note has a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The proceeds of the note were used to reduce floating rate bank borrowings. The Company has no off-balance sheet arrangements.
     EastGroup has one reportable segment--industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions, such as allocating resources: property net operating income
(PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations (FFO), defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America
(GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition, which excludes gains or losses from sales of depreciable real estate.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income including straight-line rent adjustments, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recoverable.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above) and interest rates, and the amount of leverage the Company employs. The following table presents on a comparative basis for the three and nine months ended September 30, 2004 and 2003, reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                   Three Months Ended         Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                ----------------------------------------------------
                                                                                   2004          2003         2004         2003
                                                                                ----------------------------------------------------
                                                                                                  (In thousands)
Income from real estate operations............................................  $  29,163        27,154       84,680      79,890
Operating expenses from real estate operations................................     (8,273)       (8,043)     (23,874)    (23,579)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME.................................................     20,890        19,111       60,806      56,311

Income from discontinued operations (before depreciation and amortization)....         25           108          246         309
Gain on involuntary conversion................................................        154             -          154           -
Gain on securities............................................................          -             -            -         389
Other income..................................................................        120            65          231         177
Interest expense..............................................................     (5,115)       (4,796)     (15,057)    (14,137)
General and administrative expense............................................     (1,686)       (1,246)      (4,930)     (3,746)
Minority interest in earnings (before depreciation and amortization)..........       (158)         (141)        (473)       (430)
Gain on sale of nondepreciable real estate....................................          -             6            -           6
Dividends on Series A preferred shares........................................          -           (76)           -      (2,016)
Dividends on Series D preferred shares........................................       (656)         (649)      (1,968)       (649)
Costs on redemption of Series A preferred.....................................          -        (1,778)           -      (1,778)
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................     13,574        10,604       39,009      34,436
Depreciation and amortization from continuing operations......................     (8,245)       (7,931)     (24,737)    (23,265)
Depreciation and amortization from discontinued operations....................         (1)          (47)         (94)       (144)
Share of joint venture depreciation and amortization..........................         36            34          107         110
Gain on sale of depreciable real estate investments...........................      1,389             -        1,450         106
Dividends on Series B convertible preferred shares............................          -          (300)           -      (2,598)
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................      6,753         2,360       15,735       8,645
Dividends on preferred shares.................................................        656         1,025        1,968       5,263
Costs on redemption of Series A preferred.....................................          -         1,778            -       1,778
                                                                                ----------------------------------------------------

NET INCOME....................................................................  $   7,409         5,163       17,703      15,686
                                                                                ====================================================

Net income available to common stockholders per diluted share.................  $     .32           .13          .74         .50
Funds from operations available to common stockholders per diluted share(1)...        .64           .53         1.84        1.74

    Diluted shares for earnings per share.....................................     21,179        18,818       21,145      17,453
    Convertible preferred stock...............................................          -         1,315            -       2,350
                                                                                ----------------------------------------------------
(1) Diluted shares for funds from operations..................................     21,179        20,133       21,145      19,803
                                                                                ====================================================

The Company analyzes the following performance trends in evaluating the progress of the Company:
o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the third quarter of 2004 was $.64 per share compared with $.53 per share for the same period of 2003, which included a $.09 per share charge due to the write-off of the original issuance costs of the Series A preferred stock redeemed in July 2003. The increase for third quarter 2004 was an improvement over second quarter 2004 (which was the same as last year's second quarter) and over the prior eight quarters in which the change was negative (FFO per share decreased). For the nine months ended September 30, 2004, FFO per share was $1.84 compared with $1.74 for the same period of 2003. The Company anticipates an increase in FFO for 2004 compared to 2003, primarily due to acquisitions and developments.
o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. For the third quarter of 2004, PNOI from same properties increased 4.5%, an improvement over the past four quarters which showed only slight increases and the prior seven quarters in which the change was negative. The Company is continuing to see improvement which results from increases in occupancy more than offsetting the decrease in rental rates experienced with lease renewals and new leasing. For the nine months ended September 30, 2004, PNOI from same properties increased 2.9%. The Company is budgeting a small increase for 2004.
o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. For the last ten quarters ended September 30, 2004, occupancy has been in the range of 90% to 92%. For the remainder of 2004, occupancy is expected to continue to be in this range.
o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rate increases on new and renewal leases averaged 1.5%. Prior to the third quarter, rental rates decreased on new and renewal leases in the previous seven quarters; the decrease for the second quarter of 2004 was .4%. For the nine months ended September 30, 2004, rental rate decreases averaged .5%. The Company anticipates a small decrease in rental rates on expiring leases for 2004.

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

Valuation of Receivables
The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed. On a quarterly basis, the Company evaluates outstanding receivables and estimates the allowance for doubtful accounts. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that its allowance for doubtful accounts is adequate for its outstanding receivables for the periods presented. In the event that the allowance for doubtful accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge in the income statement.

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2003 taxable income to its stockholders and expects to distribute all of its taxable income in 2004. Accordingly, no provision for income taxes was necessary in 2003, nor is it expected to be necessary for 2004.

FINANCIAL CONDITION
(Comments are for the balance sheets dated September 30, 2004 and December 31, 2003.)

EastGroup's assets were $746,911,000 at September 30, 2004, an increase of $17,644,000 from December 31, 2003. Liabilities increased $28,383,000 to
$388,901,000  and  stockholders'  equity  decreased  $10,788,000 to $356,157,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
Real estate properties increased $52,977,000 during the nine months ended September 30, 2004. This increase was primarily due to the transfer of seven properties from development with total costs of $27,367,000 and the purchase of four properties for total costs of $19,867,000, as detailed below. Three of the acquired properties are located in the Company's existing core markets and one is in San Antonio, a new market for EastGroup. The Company views the San Antonio market as having potential for growing EastGroup's ownership to over one million square feet and that the investment there will complement existing operations in Houston, Dallas and El Paso. Additionally, the Company made capital improvements of $8,309,000 on existing and acquired properties and improvements of $2,011,000 on developments during the 12-month period following transfer to real estate properties. These increases were offset by the transfer of three properties to real estate held for sale with costs of $4,260,000.

        Real Estate Properties Acquired in 2004        Location              Size        Date Acquired       Cost (1)
        ----------------------------------------------------------------------------------------------------------------
                                                                         (Square feet)                    (In thousands)
        Blue Heron Distribution Center II .....    West Palm Beach, FL      100,000         01-15-04        $    5,607
        Kirby Business Center..................    Houston, TX              125,000         03-17-04             3,683
        Interstate Distribution Center IV......    Dallas, TX                46,000         07-01-04             2,897
        Alamo Downs Distribution Center........    San Antonio, TX          253,000         08-10-04             7,680
                                                                                                           -------------
              Total Acquisitions...............                                                             $   19,867
                                                                                                           =============

(1) Total cost of the properties acquired was $21,757,000, of which $19,867,000 was allocated to real estate properties as indicated above. In accordance with SFAS No. 141, "Business Combinations," intangibles associated with the purchases of real estate were allocated as follows: $1,883,000 to in-place lease intangibles and $86,000 to above market leases (both included in Other Assets on the balance sheet); $79,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $19,666,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.

Development
Development costs at September 30, 2004 were $33,244,000 compared to $50,037,000 at December 31, 2003. During the nine months ended September 30, 2004, the Company incurred costs of $10,574,000 on existing and completed developments and transferred seven properties with total costs of $27,367,000 to real estate properties.
     Total capital investment for development for the nine months ended September 30, 2004 was $12,585,000. In addition to the costs incurred for the nine months ended September 30, 2004 as detailed in the table below, development costs included $2,011,000 for improvements on developments during the 12-month period following transfer to real estate properties. These costs are included in Real Estate Properties on the balance sheet.

                                                                                         Costs Incurred
                                                                            -----------------------------------------
                                                                              2004 Costs    For the 9
                                                                             Transferred      Months      Cumulative   Estimated
                                                                               To/From        Ended         as of        Total
                                                                  Size       Prospective     9/30/04       9/30/04      Costs (1)
                                                             ----------------------------------------------------------------------
                                                             (Square feet)                       (In thousands)
     LEASE-UP
       Santan 10, Chandler, AZ............................        65,000    $       -           503          3,115        3,800
                                                             ----------------------------------------------------------------------
     Total Lease-up.......................................        65,000            -           503          3,115        3,800
                                                             ----------------------------------------------------------------------

     UNDER CONSTRUCTION
       Palm River South I, Tampa, FL......................        79,000          979         1,741          2,720        4,300
       Sunport Center V, Orlando, FL......................        63,000          925         1,541          2,466        3,800
       World Houston 16, Houston, TX......................        94,000          782         1,380          2,162        5,100
       Executive Airport CC II, Fort Lauderdale, FL.......        55,000        1,925           133          2,058        4,200
       Southridge I, Orlando, FL..........................        41,000          409            68            477        3,900
       Southridge V, Orlando, FL..........................        70,000          390           123            513        4,600
                                                             ----------------------------------------------------------------------
     Total Under Construction.............................       402,000        5,410         4,986         10,396       25,900
                                                             ----------------------------------------------------------------------

     PROSPECTIVE DEVELOPMENT (PRINCIPALLY LAND):
       Phoenix, AZ........................................       123,000            -         1,093          1,467        6,900
       Tucson, AZ.........................................        70,000            -             -            326        3,500
       Tampa, FL..........................................        80,000         (979)          319          1,293        4,500
       Orlando, FL........................................       729,000       (1,724)          777          6,764       56,800
       Fort Lauderdale, FL................................        25,000       (1,925)          543            464        2,300
       El Paso, TX........................................       251,000            -             -          2,444        7,600
       Houston, TX........................................       692,000         (782)          454          6,394       35,800
       Jackson, MS........................................        32,000            -            17            581        1,900
                                                             ----------------------------------------------------------------------
     Total Prospective Development........................     2,002,000       (5,410)        3,203         19,733      119,300
                                                             ----------------------------------------------------------------------
                                                               2,469,000    $       -         8,692         33,244      149,000
                                                             ----------------------------------------------------------------------

     DEVELOPMENTS COMPLETED AND TRANSFERRED
     TO REAL ESTATE PROPERTIES DURING THE
     NINE MONTHS ENDED SEPTEMBER 30, 2004:
       Sunport Center IV, Orlando, FL.....................        63,000    $       -           477          3,559
       Techway Southwest II, Houston, TX..................        94,000            -           154          4,239
       Executive Airport CC I & III, Fort Lauderdale,FL...        85,000            -           116          6,067
       Expressway Commerce Center, Tampa, FL..............       103,000            -           104          6,261
       World Houston 17, Houston, TX......................        66,000            -           853          2,318
       World Houston 19, Houston, TX......................        66,000            -           106          2,629
       World Houston 20, Houston, TX......................        62,000            -            72          2,294
                                                             ---------------------------------------------------------
     Total Transferred to Real Estate Properties..........       539,000    $       -         1,882         27,367
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

     Real estate held for sale was $1,375,000 at September 30, 2004 and December 31, 2003; however, three properties with costs of $4,260,000 were transferred to real estate held for sale and subsequently sold during the first nine months ended September 30, 2004. Getwell Distribution Center was sold at the end of June 2004. The sale of Getwell reflects the Company's strategy of reducing ownership in Memphis, a noncore market, as market conditions permit. In July, the Company sold Sample 95 Business Park III in Pompano Beach, Florida. The Sample 95 disposition represented an opportunity to recycle capital on a highly favorable basis into investments with greater anticipated upside. In August, Viscount Row Distribution Center, a 43-year old manufacturing type building in the Brookhollow submarket of Dallas, was sold. See Results of Operations for a summary of the gains on the sale of these properties.
     Accumulated depreciation on real estate properties increased $20,716,000 primarily due to depreciation expense of $21,812,000 on real estate properties, offset by accumulated depreciation of $968,000 on properties transferred to real estate held for sale as mentioned above.
     See Note 7 in the Notes to the Consolidated Financial Statements for a summary of changes in Other Assets.

LIABILITIES

Mortgage notes payable increased $19,749,000 during the nine months ended September 30, 2004 primarily due to a new $30,300,000, nonrecourse first mortgage loan that has a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The Company used the proceeds of this note to reduce floating rate bank borrowings. Additionally, the Company assumed a mortgage of $1,778,000 on the acquisition of Blue Heron II and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value. This premium is being amortized over the remaining life of the mortgage. These increases were offset by the repayment of three mortgage loans totaling $6,801,000 and regularly scheduled principal payments of $5,825,000. The repaid mortgages had interest rates of 8.5% to 8.875%.
     Notes payable to banks increased $4,402,000 as a result of advances of $106,267,000 exceeding repayments of $101,865,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable/Accrued Expenses.

STOCKHOLDERS' EQUITY

Distributions in excess of earnings increased $14,473,000 as a result of dividends on common and preferred stock of $32,176,000 exceeding net income for financial reporting purposes of $17,703,000.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.)

Net income available to common stockholders for the three and nine months ended September 30, 2004 was $6,753,000 ($.32 per basic and diluted share) and $15,735,000 ($.76 per basic and $.74 per diluted share) compared to net income available to common stockholders for the three and nine months ended September 30, 2003 of $2,360,000 ($.13 per basic and diluted share) and $8,645,000 ($.51 per basic and $.50 per diluted share). Diluted EPS for the current quarter included a $.07 per share gain on sale of real estate properties and a $.007 per share gain on involuntary conversion resulting from insurance proceeds exceeding the net book value of two roofs replaced due to tornado damage. For the same quarter of 2003, diluted EPS was reduced by $.09 per share due to the write-off of the original issuance costs of the Series A Preferred Stock, which was redeemed on July 7, 2003. Diluted EPS for the nine months ended September 30, 2004 included a $.07 per share gain on sale of real estate properties ($.01 for the same period of 2003) and a $.007 per share gain on involuntary conversion. The nine months ended September 30, 2003 also included a $.02 per share gain on securities and a $.10 per share reduction of EPS due to the write-off of the original issuance costs on the Series A Preferred Stock redemption.
     PNOI from continuing operations increased by $1,779,000 or 9.3% for the three months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, PNOI increased by $4,495,000 or 8.0% compared to the same period in 2003. The Company's percentage leased was 93.5% at September 30, 2004 compared to 91.6% at September 30, 2003. PNOI from real estate properties held throughout the three and nine months ended September 30, 2004 increased $857,000 or 4.5% and $1,603,000 or 2.9%, respectively, compared to the same periods in 2003. These increases were primarily due to increased average occupancies.
     Bank interest expense before amortization of loan costs and capitalized interest was $548,000 for the three months ended September 30, 2004, an increase of $181,000 from the three months ended September 30, 2003. The increase for the quarter was due to higher average bank borrowings at a higher average bank interest rate. Average bank borrowings were $77,854,000 at 2.79% for the three months ended September 30, 2004 compared with $60,844,000 at 2.39% for the same period of 2003. Bank interest expense before amortization of loan costs and capitalized interest was $1,293,000 for the nine months ended September 30, 2004, a decrease of $56,000 from the nine months ended September 30, 2003. The decrease for the nine months was due to lower average bank borrowings at the same interest rate. Average bank borrowings for the nine months ended September 30, 2004 were $67,748,000 at 2.55% compared with $70,626,000 at 2.55% for the same period of 2003. Interest costs incurred during the development phase of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for the three and nine months ended September 30, 2004 were $365,000 and $1,275,000 compared to $518,000 and $1,520,000 for the same periods in 2003. Amortization of bank loan costs was $102,000 and $306,000 for the three and nine months ended September 30, 2004 compared to $102,000 and $307,000 for the same periods in 2003.
     Mortgage interest expense on real estate properties was $4,726,000 for the three months ended September 30, 2004, a decrease of $23,000 from the three months ended September 30, 2003. Mortgage interest expense on real estate properties was $14,418,000 for the nine months ended September 30, 2004, an increase of $701,000 from the nine months ended September 30, 2003. Amortization of mortgage loan costs was $104,000 and $315,000 for the three and nine months ended September 30, 2004 compared to $96,000 and $284,000 for the same periods in 2003. The increase in 2004 was primarily due to a new $45,500,000 mortgage that the Company obtained in August 2003. The Company has taken advantage of the lower available interest rates in the market during the past several years and has fixed several new large mortgages at rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings.
     Depreciation and amortization increased $314,000 for the three months and $1,472,000 for the nine months ended September 30, 2004 compared to the same periods in 2003. This increase was primarily due to properties acquired and transferred from development during 2003 and 2004.
     The increase in general and administrative expenses of $440,000 for the three months and $1,184,000 for the nine months ended September 30, 2004 compared to the same periods in 2003 is primarily due to increased employee costs and compliance costs associated with the Sarbanes-Oxley Act of 2002.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $689,000 and $2,471,000 for the three and nine months ended September 30, 2004 compared to $745,000 and $1,648,000 for the same periods in 2003.

Capital Expenditures

Capital expenditures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,               September 30,
                                                     Estimated    --------------------------------------------------------
                                                    Useful Life       2004          2003          2004           2003
                                                   -----------------------------------------------------------------------
                                                                                       (In thousands)
        Upgrade on Acquisitions................       40 yrs        $   140           10            178            51
        Tenant Improvements:
           New Tenants.........................     Lease Life        1,361          963          3,566         2,763
           New Tenants (first generation) (1)..     Lease Life           88           62            962           734
           Renewal Tenants.....................     Lease Life          455          371          1,004         1,636
        Other:
           Building Improvements...............      5-40 yrs           464          150          1,008           586
           Roofs...............................      5-15 yrs           863          522          1,445         1,250
           Parking Lots........................       3-5 yrs            47           10            115            95
           Other...............................        5 yrs             14            1             31            55
                                                                  --------------------------------------------------------
              Total capital expenditures.......                     $ 3,432        2,089          8,309         7,170
                                                                  ========================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,               September 30,
                                                     Estimated    --------------------------------------------------------
                                                    Useful Life       2004          2003          2004           2003
                                                   -----------------------------------------------------------------------
                                                                                       (In thousands)
        Development............................     Lease Life      $    77          366            366           694
        New Tenants............................     Lease Life          366          916          1,330         1,641
        New Tenants (first generation) (1).....     Lease Life           87            -            168            88
        Renewal Tenants........................     Lease Life          333          325            962           829
                                                                  --------------------------------------------------------
              Total capitalized leasing costs..                     $   863        1,607          2,826         3,252
                                                                  ========================================================

        Amortization of leasing costs..........                     $   861          874          2,433         2,375
                                                                  ========================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Discontinued Operations

     During the nine months ended September 30, 2004, the Company sold three properties and recognized total gains of $1,450,000. In the same period of 2003, the Company sold one property and one parcel of land and recognized total gains of $112,000. The operations and gains on sale of these properties are recorded under Discontinued Operations in accordance with SFAS No. 144. A summary of these sales follows:

                                                                      Net                         Recognized
                                                                  Sales Price       Basis            Gain
                                                                 -----------------------------------------------
                                                                                (In thousands)
         2004
         Real estate properties:
            Getwell Distribution Center, Memphis, TN...........   $      746           685              61
            Sample 95 Business Park III,  Pompano Beach, FL....        1,994           711           1,283
            Viscount Row Distribution Center, Dallas, TX.......        2,204         2,098             106
                                                                 -----------------------------------------------
                                                                  $    4,944         3,494           1,450
                                                                 ===============================================
         2003
         Real estate properties:
            Air Park Distribution Center II, Memphis, TN.......   $      445           339             106
            Orlando Central Park Land, Orlando, FL.............          396           390               6
                                                                 -----------------------------------------------
                                                                  $      841           729             112
                                                                 ===============================================

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $47,915,000 for the nine months ended September 30, 2004. The primary other sources of cash were from bank borrowings, proceeds from a new mortgage note, the sale of real estate properties and proceeds from the exercise of stock options. The Company distributed $29,918,000 in common and $1,968,000 in preferred stock dividends during the nine months ended September 30, 2004. Other primary uses of cash were for bank debt repayments, purchases of real estate properties, mortgage note payments, construction and development of properties, and capital improvements at various properties.
     Total debt at September 30, 2004 and December 31, 2003 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at September 30, 2004 and December 31, 2003.

                                                          September 30, 2004     December 31, 2003
                                                        ---------------------------------------------
                                                                         (In thousands)
        Mortgage notes payable - fixed rate.........        $    305,471                  285,722
        Bank notes payable - floating rate..........              56,952                   52,550
                                                        ---------------------------------------------
           Total debt...............................        $    362,423                  338,272
                                                        =============================================

     The Company has a three-year $175,000,000 unsecured revolving credit facility with a group of ten banks that matures in January 2005. The Company currently intends to renew this credit facility. The interest rate on the facility is based on the Eurodollar rate and varies according to debt-to-total asset value ratios. EastGroup's current interest rate for this facility is the Eurodollar rate plus 1.25%. At September 30, 2004, the interest rate was 3.09% on $27,000,000 and 3.03% on $25,000,000. The interest rate on each tranche is currently reset on a monthly basis. A $27,000,000 tranche was last reset on October 27, 2004 at 3.21% and a $25,000,000 tranche was last reset on October 13, 2004 at 3.12%. An unused facility fee is also assessed on this loan. This fee varies according to debt-to-total asset value ratios and is currently .20%.
     The Company has a one-year $12,500,000 unsecured revolving credit facility with PNC Bank, N.A. that matures in December 2004. The Company currently intends to renew this credit facility. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.175%. At September 30, 2004, the interest rate was 3.015% on $4,952,000.
     As market conditions permit, EastGroup employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In late September 2004, the Company closed a $30.3 million, nonrecourse first mortgage loan secured by six properties. The note has a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The proceeds of the note were used to reduce floating rate bank borrowings. Based on current interest rates, this will, as in past years, reduce earnings in the short-run but, in management's judgment, is likely to enhance balance sheet stability and flexibility over the longer term.

Contractual Obligations

EastGroup's fixed, noncancelable obligations as of December 31, 2003 did not materially change during the nine months ended September 30, 2004 except for the purchase obligations which were fulfilled upon the closing of Blue Heron II and Blue Heron III land and the increase in mortgage notes payable described above.
     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

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

                                      Oct-Dec
                                        2004      2005      2006      2007      2008     Thereafter      Total    Fair Value
                                      ----------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)..   $ 1,791    24,128    22,954    22,020     9,634      224,944      305,471     324,501(2)
Weighted average interest rate.....     6.99%     7.74%     7.59%     7.52%     6.69%        6.48%        6.74%
Variable rate debt (in thousands)..   $ 4,952    52,000         -         -         -            -       56,952      56,952
Weighted average interest rate.....     3.02%     3.06%         -         -         -            -        3.06%

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

     As the table above incorporates only those exposures that existed as of September 30, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 31 basis points, interest expense and cash flows would increase or decrease by approximately $174,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,620,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                                                                                                             Fair Market
                            Current        Maturity                                    Fair Market Value        Value
        Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate       at 9/30/04        at 12/31/03
        ------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                            (In thousands)
             Swap          $10,620         12/31/10     1 month LIBOR       4.03%            ($60)              ($30)

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, anticipations, intentions, beliefs, budgets, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or nonrenewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to disasters and the costs of insurance to protect from such disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates and the effects to the economy from possible terrorism and related world events, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

          (b)  Reports on Form 8-K during the quarter ended  September 30, 2004:
               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 8, 2004

                              EASTGROUP PROPERTIES, INC.

                              /s/ BRUCE CORKERN
                              ----------------------------------
                              Bruce Corkern, CPA
                              Senior Vice President and Controller


                              /s/ N. KEITH MCKEY
                              ----------------------------------
                              N. Keith McKey, CPA
                              Executive Vice President, Chief Financial Officer, Secretary and Treasurer