Form 10-K
period 2004-12-31
EASTGROUP PROPERTIES INC
filed 2005-03-15
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004       COMMISSION FILE NUMBER 1-07094

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $685,561,000.

     The number of shares of common stock, $.0001 par value, outstanding as of March 10, 2005 was 21,084,479.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi. The Company has regional offices in Phoenix, Orlando and Houston and property management offices in Jacksonville, Tampa and Fort Lauderdale. Offices at these locations allow the Company to manage all of its Mississippi, Arizona, Florida and Houston properties, which together account for 54% of the Company's total portfolio on a square foot basis. In addition, the Company currently provides property administration (accounting of operations) for 93% of its total portfolio. The Company uses third-party management groups for the remainder of its portfolio. The regional offices in Arizona, Florida and Texas also provide development capability and oversight in those states. As of March 10, 2005, EastGroup had 58 full-time and two part-time employees.

Operations
EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States with a special emphasis in the states of Florida, Texas, California and Arizona. The Company's goal is to maximize shareholder value by being a leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. EastGroup's strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets.
     During  2004,  EastGroup  expanded  its  holdings  principally  through the acquisition of four properties comprised of 524,000 square feet of warehouse space and 15 acres of land for future development and by the transfer of seven properties (539,000 square feet) from development to real estate properties. EastGroup also acquired a 50% undivided tenant-in-common interest in another property (309,000 square feet). The Company sold three properties (148,000 square feet) and one small parcel of land during 2004. The Company's current portfolio includes 21 million square feet of real estate properties with an additional 521,000 square feet under development.
     EastGroup may invest in other real estate investment trusts that may be a potential candidate for a combination with EastGroup. At December 31, 2004, the Company had no investments in other REITs.
     EastGroup incurs short-term floating rate debt in connection with the acquisition of real estate and payment of costs of development projects and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans secured by real property. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.
     EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions require. In addition, the Company may provide financing in connection with an acquisition of real estate in certain situations.
     The Company intends to continue to qualify as a REIT under the Code. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its shareholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.
     EastGroup has no present intentions of underwriting securities of other issuers. The strategies and policies set forth above were determined and are subject to review by EastGroup's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors.

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

ITEM 2.  PROPERTIES.

EastGroup owned 171 industrial properties and one office building at December 31, 2004. These properties are located throughout the United States, primarily in the Sunbelt states of Arizona, California, Florida and Texas, the majority of which are clustered around major transportation features in supply constrained submarkets. The Company has developed over 20% of its total portfolio. The Company's focus is the ownership of business distribution space (currently 75% of the total portfolio) with the remainder in bulk distribution space (20%) and business service space (5%). Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet. See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company's properties.
     At December 31, 2004, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.  OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's shares of Common Stock are listed for trading on the New York Stock Exchange under the symbol "EGP." The following table shows the high and low share prices for each quarter reported by the New York Stock Exchange during the past two years and per share distributions paid for each quarter.

Shares of Common Stock Market Prices and Dividends

                             Calendar 2004                                     Calendar 2003
        --------------------------------------------------------------------------------------------------
           Quarter         High         Low      Distributions        High         Low      Distributions
        --------------------------------------------------------------------------------------------------
        First             $36.00       32.28           $  .480       $26.12       23.64          $   .475
        Second             35.75       27.85              .480        27.65       25.45              .475
        Third              34.99       31.58              .480        28.70       26.33              .475
        Fourth             38.65       33.05              .480        33.10       27.81              .475
                                                ---------------                            ---------------
                                                       $ 1.920                                   $  1.900
                                                ===============                            ===============

As of March 10, 2005, there were approximately 1,100 holders of record of the Company's 21,084,479 outstanding shares of common stock. The Company distributed all of its 2004 and 2003 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2004 and 2003.

Federal Income Tax Treatment of Share Distributions

                                                            Years Ended December 31,
                                                           --------------------------
                                                               2004           2003
                                                           --------------------------
        Common Share Distributions:
            Ordinary Income...........................       $ 1.4860       1.68388
            Return of capital.........................          .4060        .21612
            Long-term 15% capital gain................          .0140             -
            Long-term 25% capital gain................          .0140             -
                                                           --------------------------
        Total Common Distributions....................       $ 1.9200       1.90000
                                                           ==========================

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                      Years Ended December 31,
                                                                   ------------------------------------------------------------
                                                                       2004        2003        2002        2001        2000
                                                                   ------------------------------------------------------------
                                                                                (In thousands, except per share data)
OPERATING DATA
Revenues
  Income from real estate operations.............................   $114,051     106,925     102,272      99,454      92,796
  Interest.......................................................        121          22         309       1,041         975
  Gain on involuntary conversion.................................        154           -           -           -           -
  Gain on securities.............................................          -         421       1,836       2,967       2,154
  Equity in earnings of unconsolidated investment................         69           -           -           -           -
  Other..........................................................        289         227         617         727       1,068
                                                                   ------------------------------------------------------------
                                                                     114,684     107,595     105,034     104,189      96,993
                                                                   ------------------------------------------------------------
Expenses
  Operating expenses from real estate operations.................     32,142      31,429      29,493      25,259      22,015
  Interest.......................................................     20,481      19,015      17,387      17,823      18,570
  Depreciation and amortization..................................     33,288      31,774      30,076      26,689      23,172
  General and administrative.....................................      6,711       4,966       4,179       4,573       5,607
  Minority interest in joint ventures............................        490         416         375         350         377
                                                                   ------------------------------------------------------------
                                                                      93,112      87,600      81,510      74,694      69,741
                                                                   ------------------------------------------------------------

Income before gain on sale of real estate investments............     21,572      19,995      23,524      29,495      27,252
  Gain on sale of real estate investments........................          -           -          93       4,311       8,771
                                                                   ------------------------------------------------------------
Income from continuing operations................................     21,572      19,995      23,617      33,806      36,023
                                                                   ------------------------------------------------------------
Discontinued operations
  Income from real estate operations.............................        304         338          75         376         489
  Gain (loss) on sale of real estate investments.................      1,451         112         (66)          -           -
                                                                   ------------------------------------------------------------
Income from discontinued operations..............................      1,755         450           9         376         489
                                                                   ------------------------------------------------------------

Net income ......................................................     23,327      20,445      23,626      34,182      36,512
  Preferred dividends-Series A...................................          -       2,016       3,880       3,880       3,880
  Preferred dividends-Series B...................................          -       2,598       6,128       6,128       6,128
  Preferred dividends-Series D...................................      2,624       1,305           -           -           -
  Costs on redemption of Series A preferred......................          -       1,778           -           -           -
                                                                   ------------------------------------------------------------
Net income available to common stockholders......................   $ 20,703      12,748      13,618      24,174      26,504
                                                                   ============================================================
BASIC PER SHARE DATA
  Income from continuing operations..............................   $   0.91        0.69        0.86        1.52        1.67
  Income from discontinued operations............................       0.09        0.03        0.00        0.02        0.03
                                                                   ------------------------------------------------------------
  Net income available to common stockholders....................   $   1.00        0.72        0.86        1.54        1.70
                                                                   ============================================================

  Weighted average shares outstanding............................     20,771      17,819      15,868      15,697      15,623
                                                                   ============================================================
DILUTED PER SHARE DATA
  Income from continuing operations..............................   $   0.90        0.68        0.84        1.48        1.65
  Income from discontinued operations............................       0.08        0.02        0.00        0.03        0.03
                                                                   ------------------------------------------------------------
  Net income available to common stockholders....................   $   0.98        0.70        0.84        1.51        1.68
                                                                   ============================================================

  Weighted average shares outstanding............................     21,088      18,194      16,237      16,046      15,798
                                                                   ============================================================
OTHER PER SHARE DATA
  Book value (at end of year)....................................   $  15.14       16.01       15.11       16.19       16.55
  Common distributions declared..................................       1.92        1.90        1.88        1.80        1.58
  Common distributions paid......................................       1.92        1.90        1.88        1.80        1.58

BALANCE SHEET DATA (AT END OF YEAR)
  Real estate investments, at cost ..............................   $904,312     842,577     791,684     741,755     703,846
  Real estate investments, net of accumulated depreciation.......    729,250     695,643     672,707     649,554     633,726
  Total assets...................................................    768,664     729,267     703,737     684,062     666,414
  Mortgage, bond and bank loans payable..........................    390,105     338,272     322,300     291,072     270,709
  Total liabilities..............................................    414,974     360,518     345,493     311,613     289,325
  Minority interest in joint ventures and operating partnership..      1,884       1,804       1,759       1,739       1,697
  Total stockholders' equity.....................................    351,806     366,945     356,485     370,710     375,392

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

EastGroup's goal is to maximize shareholder value by being a leading provider of functional, flexible, and high quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are lease expirations, rental decreases and tenant defaults. During 2004, leases on 21.5% of EastGroup's portfolio square footage expired, and the Company was successful in renewing or re-leasing 74% of that total. In addition, EastGroup leased 1,526,000 square feet of other vacant space during the year. Average rental rates on new and renewal leases for 2004 compared to 2003 were essentially unchanged. Bad debt expense for 2004 was $245,000, a decrease of $615,000 from 2003.
     EastGroup's total leased percentage increased to 94.4% at December 31, 2004 from 94.0% at December 31, 2003. The expiring leases anticipated for 2005 were 15.5% of the portfolio at December 31, 2004. Since the end of 2004, the Company has experienced positive leasing activity and reduced this percentage to 11.0% as of March 10, 2005. Property net operating income from same properties increased 3.5% for 2004 as compared to 2003. The fourth quarter of 2004 was EastGroup's sixth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2004, the Company purchased three parcels of land for development (14.6 acres) and four properties (524,000 square feet) for approximately $24 million. EastGroup also acquired a 50% undivided tenant-in-common interest in another property for $9.2 million. The Company sold three properties and one parcel of land during 2004 for a combined total of approximately $5.3 million. These dispositions represented opportunities to recycle capital into acquisitions and targeted development with greater upside potential. For 2005, the Company has projected $25-30 million in new acquisitions (net of dispositions) and has identified approximately $45 million of development opportunities. In January 2005, EastGroup purchased a $40 million industrial business park, sold a $2.2 million property in February and expects to close on another $7.9 million acquisition later in the first quarter.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity. During 2004, the Company transferred seven properties with an aggregate investment of approximately $27.4 million from development to the operating portfolio; these properties were collectively 96.3% leased as of December 31, 2004. In January 2005, two development properties were transferred into the portfolio; both were 100% leased. Also, in January 2005, EastGroup purchased 32 acres adjacent to its Southridge development in Orlando for $1.9 million, which will increase the eventual build-out of Southridge by 275,000 square feet to a total of over one million square feet. In February 2005, the Company acquired 65.8 acres in Tampa for $4.7 million. This represents all the remaining undeveloped industrial land in the Oak Creek Park in which EastGroup currently owns two buildings.
     The Company primarily funds its initial acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources below). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In late September 2004, the Company closed a $30.3 million, nonrecourse first mortgage loan secured by six properties. The note has a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The proceeds of the note were used to reduce floating rate bank borrowings. The Company has no off-balance sheet arrangements. In mid-2005, the Company plans to obtain $50 million of additional fixed rate debt, using the proceeds to reduce variable rate bank line balances. The Company and the co-owner of the undivided tenant-in-common investment in Industry Distribution Center II plan to secure permanent fixed-rate financing on the investment. Proceeds from the financing will be used to reduce the Company's bank debt and the $6.75 million mortgage loan that the Company made to the co-owner of this property. There can be no assurances that the fixed rate financing will be obtained.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations (FFO), defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America (GAAP)), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.

     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recoverable.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three fiscal years reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                -------------------------------------------
                                                                                    2004           2003           2002
                                                                                -------------------------------------------
                                                                                              (In thousands)
Income from real estate operations............................................  $  114,051        106,925        102,272
Operating expenses from real estate operations................................     (32,142)       (31,429)       (29,493)
                                                                                -------------------------------------------
PROPERTY NET OPERATING INCOME.................................................      81,909         75,496         72,779

Equity in earnings of unconsolidated investment (before depreciation).........          84              -              -
Income from discontinued operations (before depreciation and amortization)....         467            614            368
Gain on involuntary conversion................................................         154              -              -
Gain on securities............................................................           -            421          1,836
Other income..................................................................         410            249            926
Interest expense..............................................................     (20,481)       (19,015)       (17,387)
General and administrative expense............................................      (6,711)        (4,966)        (4,179)
Minority interest in earnings (before depreciation and amortization)..........        (633)          (561)          (545)
Gain on sale of nondepreciable real estate....................................           1              6              -
Dividends on Series A preferred shares........................................           -         (2,016)        (3,880)
Dividends on Series D preferred shares........................................      (2,624)        (1,305)             -
Costs on redemption of Series A preferred.....................................           -         (1,778)             -
                                                                                -------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................      52,576         47,145         49,918
Depreciation and amortization from continuing operations......................     (33,288)       (31,774)       (30,076)
Depreciation from unconsolidated investment...................................         (15)             -              -
Depreciation and amortization from discontinued operations....................        (163)          (276)          (293)
Share of joint venture depreciation and amortization..........................         143            145            170
Gain on sale of depreciable real estate investments...........................       1,450            106             27
Dividends on Series B convertible preferred shares............................           -         (2,598)        (6,128)
                                                                                -------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................      20,703         12,748         13,618
Dividends on preferred shares.................................................       2,624          5,919         10,008
Costs on redemption of Series A preferred.....................................           -          1,778              -
                                                                                -------------------------------------------

NET INCOME....................................................................  $   23,327         20,445         23,626
                                                                                ===========================================

Net income available to common stockholders per diluted share.................  $      .98            .70            .84
Funds from operations available to common stockholders per diluted share (1)..        2.49           2.36           2.57

    Diluted shares for earnings per share.....................................      21,088         18,194         16,237
    Convertible preferred stock...............................................           -          1,814          3,182
                                                                                -------------------------------------------
(1) Diluted shares for funds from operations..................................      21,088         20,008         19,419
                                                                                ===========================================

The Company analyzes the following performance trends in evaluating the progress of the Company:
o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share increased 3.2% for the 4th quarter of 2004 and 5.5% for the year. The Company also experienced an increase in FFO per share for the third quarter of 2004. The second quarter of 2004 was the same as the prior year's second quarter. These results are a key improvement over the previous eight quarters ending March 31, 2004 in which the change was negative (FFO per share decreased). The Company anticipates an increase in FFO for 2005 compared to 2004, primarily due to same property operations and operations resulting from acquisitions and developments.
o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 6.9% for the fourth quarter and 3.5% for the year. The fourth quarter of 2004 was the sixth consecutive quarter of positive results. The Company is continuing to see improvement which results from increases in occupancy more than offsetting the decrease in rental rates on lease renewals and new leasing. The Company budgeted an increase in PNOI for 2005.
o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at December 31, 2004 was 93.2% and included several seasonal tenant leases. For the prior ten quarters ended September 30, 2004, occupancy ranged from 90% to 92%. Average occupancy is expected to continue to be in this 90-92% range during 2005.
o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rate increases on new and renewal leases averaged 1.0% for the fourth quarter of 2004; year-to-year results were essentially unchanged.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge in the income statement.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2004, 2003 and 2002 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION

EastGroup's assets were $768,664,000 at December 31, 2004, an increase of $39,397,000 from December 31, 2003. Liabilities increased $54,456,000 to
$414,974,000  and  stockholders'  equity  decreased  $15,139,000 to $351,806,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
Real estate properties increased $53,974,000 during the year ended December 31, 2004. This increase was primarily due to the transfer of seven properties from development with total costs of $27,367,000 and the purchase of four properties for total costs of $19,867,000, as detailed below. Three of the acquired properties are located in the Company's existing core markets and one is in San Antonio, a new market in a core state for EastGroup. The Company views the San Antonio market as having potential for growing EastGroup's ownership to over one million square feet and that the investment there will complement existing operations in Houston, Dallas and El Paso. In January 2005, EastGroup increased its ownership in San Antonio to 777,000 square feet with the purchase of Arion Business Park for $40 million. Arion contains 524,000 square feet in 14 industrial buildings and 15.5 acres of land for the future development of approximately another 170,000 square feet.

        Real Estate Properties Acquired in 2004       Location                Size        Date Acquired      Cost (1)
        ---------------------------------------------------------------------------------------------------------------
                                                                         (Square feet)                   (In thousands)
        Blue Heron Distribution Center II......   West Palm Beach, FL        100,000        01-15-04       $    5,607
        Kirby Business Center..................   Houston, TX                125,000        03-17-04            3,683
        Interstate Distribution Center IV......   Dallas, TX                  46,000        07-01-04            2,897
        Alamo Downs Distribution Center........   San Antonio, TX            253,000        08-10-04            7,680
                                                                        --------------                    -------------
            Total Acquisitions.................                              524,000                       $   19,867
                                                                        ==============                    =============

(1) Total cost of the properties acquired was $21,757,000, of which $19,867,000 was allocated to real estate properties as indicated above. In accordance with SFAS No. 141, "Business Combinations," intangibles associated with the purchases of real estate were allocated as follows: $1,883,000 to in-place lease intangibles and $86,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $79,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $19,666,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.

        Real Estate Properties Transferred from
                  Development in 2004                Location               Size        Date Transferred      Cost at Transfer
        ------------------------------------------------------------------------------------------------------------------------
                                                                        (Square feet)                          (In thousands)
        World Houston 19 ......................   Houston, TX               66,000          04-30-04            $     2,629
        World Houston 20 ......................   Houston, TX               62,000          04-30-04                  2,294
        World Houston 17 ......................   Houston, TX               66,000          05-19-04                  2,318
        Expressway Commerce Center I ..........   Tampa, FL                103,000          05-31-04                  6,261
        Executive Airport CC I & III...........   Fort Lauderdale, FL       85,000          05-31-04                  6,067
        Sunport Center IV......................   Orlando, FL               63,000          07-31-04                  3,559
        Techway Southwest II...................   Houston, TX               94,000          09-30-04                  4,239
                                                                        -------------                          -----------------
              Total Developments Transferred...                            539,000                              $    27,367
                                                                        =============                          =================

     In addition to acquisitions and development in 2004, the Company made capital improvements of $10,866,000 on existing and acquired properties (shown by category in the Capital Expenditures table under Results of Operations). Also, the Company made capital improvements of $2,536,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs during the 12-month period following transfer.
     Real estate properties decreased $6,320,000 for properties that transferred to real estate held for sale during 2004. Three of these properties were subsequently sold during the year and the remaining property was sold in February 2005.

Development
The investment in development at December 31, 2004 was $39,330,000 compared to $50,037,000 at December 31, 2003. During 2004, the Company incurred costs of $16,660,000 on existing and completed developments and transferred seven properties with a total investment of $27,367,000 to real estate properties.
     Total capital investment for development during 2004 was $19,196,000. In addition to the costs incurred for the year as detailed in the table below, development costs included $2,536,000 for improvements on developments during the 12-month period following transfer to real estate properties.
     The Company has identified approximately $45 million of development opportunities for 2005. The timing of these potential development starts will depend on specific submarket conditions. All of the projected building starts represent additional phases of existing developments or additions to current clusters of buildings.

                                                                                        Costs Incurred
                                                                        ---------------------------------------------
                                                                            Costs        For the Year     Cumulative     Estimated
                                                                         Transferred        Ended           as of          Total
                                                              Size         in 2004         12/31/04        12/31/04       Costs (1)
                                                         ---------------------------------------------------------------------------
                                                         (Square feet)                         (In thousands)
   LEASE-UP
     Santan 10, Chandler, AZ............................      65,000       $     -            694            3,306          3,800
     Palm River South I, Tampa, FL......................      79,000           979          2,213            3,192          4,300
     Sunport Center V, Orlando, FL......................      63,000           925          2,329            3,254          3,800
                                                         ---------------------------------------------------------------------------
   Total Lease-up.......................................     207,000         1,904          5,236            9,752         11,900
                                                         ---------------------------------------------------------------------------

   UNDER CONSTRUCTION
     World Houston 16, Houston, TX......................      94,000           753          2,514            3,267          5,100
     Executive Airport CC II, Fort Lauderdale, FL.......      55,000         1,846          1,125            2,971          4,200
     Southridge I, Orlando, FL..........................      41,000           380            464              844          3,900
     Southridge V, Orlando, FL..........................      70,000           390            892            1,282          4,600
                                                         ---------------------------------------------------------------------------
   Total Under Construction.............................     260,000         3,369          4,995            8,364         17,800
                                                         ---------------------------------------------------------------------------

   PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
     Phoenix, AZ........................................     213,000             -          1,822            2,196         11,400
     Tucson, AZ.........................................      70,000             -              -              326          3,500
     Fort Lauderdale, FL................................           -        (1,846)             -                -              -
     Tampa, FL..........................................      80,000          (979)           483            1,457          4,500
     Orlando, FL........................................     713,000        (1,695)         1,150            7,166         55,800
     West Palm Beach, FL................................      20,000             -            478              478          2,300
     El Paso, TX........................................     251,000             -              -            2,444          9,600
     Houston, TX........................................     683,000          (753)           597            6,566         36,700
     Jackson, MS........................................      28,000             -             17              581          1,900
                                                         ---------------------------------------------------------------------------
   Total Prospective Development........................   2,058,000        (5,273)         4,547           21,214        125,700
                                                         ---------------------------------------------------------------------------
                                                           2,525,000       $     -         14,778           39,330        155,400
                                                         ===========================================================================

   DEVELOPMENTS COMPLETED AND TRANSFERRED
   TO REAL ESTATE PROPERTIES DURING THE
   YEAR ENDED DECEMBER 31, 2004
     Sunport Center IV, Orlando, FL.....................      63,000       $     -            477            3,559
     Techway Southwest II, Houston, TX..................      94,000             -            154            4,239
     Executive Airport CC I & III, Fort Lauderdale, FL..      85,000             -            116            6,067
     Expressway Commerce Center I, Tampa, FL............     103,000             -            104            6,261
     World Houston 17, Houston, TX......................      66,000             -            853            2,318
     World Houston 19, Houston, TX......................      66,000             -            106            2,629
     World Houston 20, Houston, TX......................      62,000             -             72            2,294
                                                         -----------------------------------------------------------
   Total Transferred to Real Estate Properties..........     539,000       $     -          1,882           27,367
                                                         ===========================================================

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

     Accumulated depreciation on real estate properties increased $27,728,000 primarily due to depreciation expense of $29,249,000 on real estate properties, offset by accumulated depreciation of $1,368,000 on properties transferred to real estate held for sale as mentioned above.
     Real estate held for sale was $2,637,000 at December 31, 2004 and $1,375,000 at December 31, 2003. During 2004, four properties with costs of $6,320,000 were transferred to real estate held for sale; three of these properties were sold during the year. Getwell Distribution Center was sold at the end of June 2004 and reflects the Company's strategy of reducing ownership in Memphis, a noncore market, as market conditions permit. In July, the Company sold Sample 95 Business Park III in Pompano Beach, Florida. The Sample 95 disposition represented an opportunity to recycle capital on a highly favorable basis into investments with greater anticipated upside. In August, Viscount Distribution Center, a 43-year old manufacturing type building in the Brookhollow submarket of Dallas, was sold. In addition, a parcel of land in Tampa was sold during 2004. See Note 2 in the Notes to the Consolidated Financial Statements for a summary of the gains on the sale of these properties. The remaining property, Delp Distribution Center II, was also located in Memphis and sold in February 2005 at a gain.
     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The co-owner leases 100% of the space in Industry II. This investment is accounted for under the equity method of accounting and had a carrying value of $9,256,000 at December 31, 2004. In connection with the closing of Industry II, EastGroup advanced a total of $7,550,000 in two separate notes to its co-owner, one for $6,750,000 and one for $800,000. The interest rate on the $6,750,000 note is 6% and the interest rate on the $800,000 note is 9%. The Company and its co-owner plan to secure permanent fixed-rate financing on the investment in Industry Distribution Center II. Proceeds from the financing will be used to reduce the Company's bank debt and the $6,750,000 mortgage loan from the co-owner of this property. There can be no assurances that the fixed rate financing will be obtained. The principal amount of the $800,000 note is due in three equal annual installments beginning in November of 2005. Interest is due monthly on both notes. See Notes 1(a), 3 and 4 in the Notes to the Consolidated Financial Statements for more information related to this investment and mortgage loans receivable.
     A summary of the changes in Other Assets is presented in Note 5 in the Notes to the Consolidated Financial Statements.

LIABILITIES

Mortgage notes payable increased $17,952,000 during the year ended December 31, 2004 primarily due to a new $30,300,000, nonrecourse first mortgage loan that has a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The Company used the proceeds of this note to reduce floating rate bank borrowings. Additionally, the Company assumed a mortgage of $1,778,000 on the acquisition of Blue Heron II and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value. This premium is being amortized over the remaining life of the mortgage. These increases were offset by the repayment of three mortgage loans totaling $6,801,000 and regularly scheduled principal payments of $7,615,000. The repaid mortgages had interest rates of 8.5% to 8.875%.
     Notes payable to banks increased $33,881,000 as a result of advances of $153,572,000 exceeding repayments of $119,691,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY

Distributions in excess of earnings increased $19,612,000 as a result of dividends on common and preferred stock of $42,939,000 exceeding net income for financial reporting purposes of $23,327,000.

RESULTS OF OPERATIONS

2004 Compared to 2003

Net income available to common stockholders for 2004 was $20,703,000 ($1.00 per basic share and $.98 per diluted share) compared to $12,748,000 ($.72 per basic share and $.70 per diluted share). Diluted earnings per share (EPS) for 2004 included a $.07 per share gain on sale of real estate properties (compared to $.01 in 2003) and a $.01 per share gain on involuntary conversion resulting from insurance proceeds exceeding the net book value of two roofs replaced due to tornado damage. Diluted EPS for 2003 included a $.02 per share gain on securities and a $.10 per share reduction of EPS due to the write-off of the original issuance costs on the Series A Preferred Stock redemption in July 2003.
     PNOI from continuing operations (including unconsolidated investment) increased by $6,497,000 or 8.6% for 2004 compared to 2003, primarily due to increased average occupancy, which includes new acquisitions and developments. Expense to revenue ratios were 28.2% in 2004 compared to 29.4% in 2003. The Company's percentage leased was 94.4% at December 31, 2004 compared to 94.0% at December 31, 2003. Occupancy at the end of 2004 was 93.2% compared to 92.0% at the end of 2003. PNOI from real estate properties held throughout the full year of 2004 increased $2,588,000, or 3.5% compared to 2003.
     As mentioned, in November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II and accounts for this investment under the equity method of accounting. The Company recognized $69,000 of equity in earnings from this unconsolidated investment in 2004 (PNOI of $84,000 included above). EastGroup also earned $65,000 in mortgage loan interest income (included in Other Revenues on the consolidated income statement) on the advances that the Company made to the co-owner in connection with the closing of this property. See Notes 1(a), 3 and 4 in the Notes to the Consolidated Financial Statements for more information related to this investment and mortgage loans receivable.
     Bank interest expense before amortization of loan costs and capitalized interest was $1,845,000 for 2004, an increase of $194,000 from 2003. The increase for 2004 was due to higher average bank borrowings at higher average interest rates. Average bank borrowings for 2004 were $66,867,000 at 2.76% compared with $65,399,000 at 2.53% for 2003. Interest costs incurred during the development phase of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for 2004 were $1,715,000 compared to $2,077,000 for 2003. Amortization of bank loan costs was $404,000 in 2004 compared to $409,000 in 2003. See Note 6 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.
     Mortgage interest expense on real estate properties was $19,517,000 for 2004, an increase of $876,000 from 2003. Amortization of mortgage loan costs was $430,000 in 2004 compared to $391,000 in 2003. The increases in 2004 were primarily due to a new $45,500,000 mortgage that the Company obtained in August 2003 and a $30,300,000 new mortgage in September 2004. Mortgage principal payments were $14,416,000 in 2004 and $9,599,000 in 2003. The Company has taken advantage of the lower available interest rates in the market during the past several years and has fixed several new large mortgages at rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. See Note 7 in the Notes to the Consolidated Financial Statements for a summary of the Company's mortgage notes payable.
     Depreciation and amortization increased $1,514,000 for 2004 compared to 2003. This increase was primarily due to properties acquired and transferred from development during 2003 and 2004.
     The increase in general and administrative expenses was $1,745,000 for 2004 compared to 2003. Compensation expense increased by $1,320,000, approximately half of which is due to the Company achieving goals in its incentive plans. The remaining amount is primarily due to increased employee costs for new personnel and salary increases. Accounting and legal costs increased by $463,000, mainly due to costs associated with compliance of the Sarbanes-Oxley Act of 2002.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $2,925,000 in 2004 compared to $2,326,000 in 2003.

Capital Expenditures

Capital expenditures for the years ended December 31, 2004 and 2003 were as follows:

                                                                      Years Ended December 31,
                                                       Estimated    ---------------------------
                                                      Useful Life        2004          2003
                                                    -------------------------------------------
                                                                           (In thousands)
        Upgrade on Acquisitions................         40 yrs       $    305           173
        Tenant Improvements:
           New Tenants.........................       Lease Life        4,498         4,222
           New Tenants (first generation) (1)..       Lease Life        1,105           874
           Renewal Tenants.....................       Lease Life        1,569         2,095
        Other:
           Building Improvements...............        5-40 yrs         1,445           960
           Roofs...............................        5-15 yrs         1,645         2,383
           Parking Lots........................         3-5 yrs           223           133
           Other...............................          5 yrs             76            89
                                                                     --------------------------
              Total capital expenditures.......                      $ 10,866        10,929
                                                                     ==========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2004 and 2003 were as follows:

                                                                      Years Ended December 31,
                                                       Estimated     --------------------------
                                                      Useful Life        2004          2003
                                                    -------------------------------------------
                                                                           (In thousands)
        Development............................       Lease Life     $    656           919
        New Tenants............................       Lease Life        1,840         2,102
        New Tenants (first generation) (1).....       Lease Life          257           123
        Renewal Tenants........................       Lease Life        1,429         1,166
                                                                     --------------------------
              Total capitalized leasing costs..                      $  4,182         4,310
                                                                     ==========================

        Amortization of leasing costs (2)......                      $  3,392         3,562
                                                                     ==========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     During 2004, the Company sold three properties and one parcel of land and recognized total gains of $1,451,000. In 2003, the Company sold one property and one parcel of land and recognized total gains of $112,000. The operations and gains on sale of these properties are recorded under Discontinued Operations in accordance with SFAS No. 144. See Note 2 in the Notes to the Consolidated Financial Statements for a summary of the gains on these properties. In addition, the operations of Delp Distribution Center II are included in both years. Delp II was transferred to "held for sale" in December 2004 and was subsequently sold in February 2005.

2003 Compared to 2002

Net income available to common stockholders for 2003 was $12,748,000 ($.72 per basic share and $.70 per diluted share) compared to $13,618,000 ($.86 per basic share and $.84 per diluted share) in 2002. Diluted EPS for 2003 was $.10 lower in 2003 due to the write-off of the original issuance costs of the Series A Preferred Stock which was redeemed in July 2003. Gains on securities were $.02 per share in 2003 compared with $.11 per share in 2002. There was a positive effect on the EPS calculation in 2003 of $.15 per share due to the conversion of the convertible preferred stock during 2003.
     PNOI from continuing operations increased by $2,717,000 or 3.7% for 2003 compared to 2002 primarily due to increased average occupancy. Expense to revenue ratios were 29.4% for 2003 compared to 28.8% in 2002. The Company's percentage leased was 94.0% at December 31, 2003 compared to 93.1% at December 31, 2002. Occupancy at the end of 2003 was 92.0% compared to 92.2% at the end of 2002. PNOI from real estate properties held throughout the full year of 2003 decreased $435,000 or 0.6% compared to 2002.
     Bank interest expense before amortization of loan costs and capitalized interest was $1,651,000 for 2003, a decrease of $934,000 from 2002. This decrease  was due to lower  average  bank  borrowings  and  lower  average  bank interest rates in 2003. Average bank borrowings were $65,399,000 in 2003 compared to $83,039,000 in 2002 with average bank interest rates of 2.53% in 2003 compared to 3.11% in 2002. During 2003, the Company obtained a new $45,500,000 nonrecourse first mortgage loan and used the proceeds to reduce bank borrowings. Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for 2003 were $2,077,000 compared to $2,061,000 in 2002. Amortization of bank loan costs was $409,000 in 2003 compared to $407,000 in 2002. See Note 6 in the Notes to the Consolidated Financial Statements for disclosure relating to the Company's notes payable to banks.
     Mortgage interest expense on real estate properties was $18,641,000 for 2003, an increase of $2,388,000 from 2002. Amortization of mortgage loan costs was $391,000 in 2003 compared to $203,000 in 2002. The increases in 2003 were primarily due to several new mortgages in 2002 and 2003. The Company has taken advantage of the lower available interest rates in the market during the past two years and fixed several new large mortgages at rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt from 7.3% in 2002 to 6.9% in 2003. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. See Note 7 in the Notes to the Consolidated Financial Statements for a summary of the Company's mortgage notes payable.
     Depreciation and amortization increased $1,698,000 in 2003 compared to 2002. This increase was primarily due to properties acquired and transferred from development during 2002 and 2003.
     The increase in general and administrative expenses of $787,000 for 2003 compared to 2002 is primarily due to growth of the Company and increased management bonuses for 2003.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $2,326,000 for 2003 compared to $1,953,000 in 2002.

Capital Expenditures

Capital expenditures for the years ended December 31, 2003 and 2002 were as follows:

                                                                      Years Ended December 31,
                                                       Estimated     -------------------------
                                                      Usefule Life      2003          2002
                                                    ------------------------------------------
                                                                           (In thousands)
        Upgrade on Acquisitions.................        40 yrs       $    173            61
        Major Renovation/Redevelopment..........        40 yrs              -            53
        Tenant Improvements:
           New Tenants..........................      Lease Life        4,222         5,118
           New Tenants (first generation) (1)...      Lease Life          874           630
           Renewal Tenants......................      Lease Life        2,095         1,150
        Other:
           Building Improvements................       5-40 yrs           960           853
           Roofs................................       5-15 yrs         2,383         1,588
           Parking Lots.........................        3-5 yrs           133           179
           Other................................         5 yrs             89            54
                                                                     -------------------------
              Total capital expenditures........                     $ 10,929         9,686
                                                                     =========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for December 31, 2003 and 2002 were as follows:

                                                                      Years Ended December 31,
                                                       Estimated     -------------------------
                                                      Usefule Life      2003          2002
                                                    ------------------------------------------
                                                                           (In thousands)
        Development.............................      Lease Life     $    919         1,290
        New Tenants.............................      Lease Life        2,102         1,671
        New Tenants (first generation) (1)......      Lease Life          123           179
        Renewal Tenants.........................      Lease Life        1,166         1,431
                                                                     -------------------------
              Total capitalized leasing costs...                     $  4,310         4,571
                                                                     =========================

        Amortization of leasing costs (2).......                     $  3,562         3,319
                                                                     =========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     During 2003, the Company sold one property and one parcel of land and recognized total gains of $112,000. In 2002, the Company recognized a gain of $93,000 from the sale of Carpenter Duplex, which is reported in Income from Continuing Operations on the consolidated income statement. The Company recognized a loss of $66,000 on the sale of 7th Street Service Center, which is recorded under Discontinued Operations in accordance with SFAS No. 144. (SFAS 144 requires that the operations and gain (loss) on disposal for properties classified to the category "held for sale" subsequent to December 31, 2001 be recorded in Discontinued Operations.) See Note 2 in the Notes to the Consolidated Financial Statements for a summary of the gains (losses) on these properties. In addition, income from discontinued operations for both 2003 and 2002 includes the operations of the properties that were sold during 2004 and one property that was transferred to "held for sale" in December 2004 and subsequently sold in February 2005.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB published a revision to Interpretation 46 (46R) to clarify some of the provisions of the original Interpretation and to exempt certain entities from its requirements. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R was required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation had no effect on the Company's consolidated financial statements.
     In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, which was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company believes the adoption of this Statement in 2005 will have little or no impact on its overall financial position or results of operation.

     The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002. The Company has not yet determined the impact of the adoption of SFAS 123R in 2005 on its overall financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $57,524,000 for the year ended December 31, 2004. The primary other sources of cash were from bank borrowings, proceeds from a new mortgage note, the sale of real estate properties and proceeds from the exercise of stock options. The Company distributed $39,926,000 in common and $2,624,000 in preferred stock dividends during 2004. Other primary uses of cash were for bank debt repayments, purchases of real estate properties, construction and development of properties, mortgage note payments, capital improvements at various properties and advances on mortgage loans receivable.
     Total debt at December 31, 2004 and 2003 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2004 and 2003.

                                                                   December 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ----------------------------
                                                                  (In thousands)
        Mortgage notes payable - fixed rate.........      $  303,674         285,722
        Bank notes payable - floating rate..........          86,431          52,550
                                                          ----------------------------
           Total debt...............................      $  390,105         338,272
                                                          ============================

The Company had a three-year $175 million unsecured revolving credit facility with a group of ten banks that was due to mature in January 2005 and was refinanced as specified below. The interest rate on the facility was based on the Eurodollar rate. An unused facility fee was also assessed on this loan.
     In December 2004, the Company renewed this credit facility and improved the interest spread by 10 basis points as well as many other terms from the previous credit line. The new loan is a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's current interest rate is LIBOR plus .95%. The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At December 31, 2004, the interest rate was 3.37% on $81,000,000. The interest rate on each tranche is currently reset on a monthly basis. A $104 million tranche was last reset on February 28, 2005 at 3.62%.
     The Company had a one-year $12.5 million unsecured revolving credit facility with PNC Bank, N.A. that matured in December 2004. The Company renewed this credit facility, customarily used for working cash needs, with a new line of credit of $20 million with a maturity date in December 2005. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.10%. At December 31, 2004, the interest rate was 3.50% on $5,431,000.
     As market conditions permit, EastGroup employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In late September 2004, the Company closed a $30.3 million nonrecourse first mortgage loan secured by six properties. The note has a fixed interest rate of 5.68%, a ten-year term, and an amortization schedule of 30 years. The proceeds of the note were used to reduce floating rate bank borrowings. Based on current interest rates, this will, as in past years, reduce earnings in the short-run but, in management's judgment, is likely to enhance balance sheet stability and flexibility over the longer term.

Contractual Obligations
EastGroup's fixed, noncancelable obligations as of December 31, 2004 were as follows:

                                                                         Payments Due by Period
                                               --------------------------------------------------------------------------
                                                                Less Than                                      More Than
                                                  Total          1 Year       1-3 Years        3-5 Years        5 Years
                                               --------------------------------------------------------------------------
                                                                            (In thousands)
        Fixed Rate Debt Obligations (1)......  $ 303,674          24,122        44,974           47,604         186,974
        Interest on Fixed Rate Debt..........    111,733          19,937        34,024           27,726          30,046
        Variable Rate Debt Obligations (2)...     86,431           5,431             -           81,000               -
        Operating Lease Obligations:
           Office Leases.....................      1,675             292           586              548             249
           Ground Leases.....................     20,817             679         1,355            1,354          17,429
        Development Obligations (3)..........      5,742           5,742             -                -               -
        Tenant Improvements (4)..............      5,522           5,522             -                -               -
        Purchase Obligations (5).............     46,639          46,639             -                -               -
                                               --------------------------------------------------------------------------
           Total.............................  $ 582,233         108,364        80,939          158,232         234,698
                                               ==========================================================================

(1) These amounts are included on the Consolidated Balance Sheet. A portion of this debt is backed by a letter of credit totaling $10,742,000 at December 31, 2004. This letter of credit is renewable annually and expires on January 15, 2011.
(2) The Company's variable rate debt changes depending on the Company's cash needs, as such, both the principal amounts and the interest rates are subject to variability. At December 31, 2004, the interest rate was 3.50% on $5,431,000 for the variable rate debt due in December 2005, and the rate for the $81,000,000 debt due in January 2008 was 3.37%. See Note 6 in the Notes to the Consolidated Financial Statements.
(3) Represents commitments on properties under development, except for tenant improvement obligations.
(4) Represents tenant improvement allowance obligations.
(5) At December 31, 2004, EastGroup was under contract to purchase one property and two parcels of land. These acquisitions were completed in January and February 2005 as indicated below.

In January 2005, EastGroup acquired Arion Business Park in San Antonio, Texas for a purchase price of $40,000,000. As part of the acquisition price, EastGroup assumed the outstanding first mortgage balance of $20,500,000. This interest only, nonrecourse mortgage has a fixed rate of 5.99% and matures in December 2006. Arion is a master-planned business park containing 524,000 square feet in 14 industrial buildings and 15.5 acres of land for the future development of approximately 170,000 square feet. This acquisition increases EastGroup's ownership to 777,000 square feet in San Antonio, a market in which the Company entered in August 2004.
     In January 2005, the Company purchased 32 acres adjacent to its Southridge development in Orlando for $1,900,000. This additional land is expected to increase the eventual build-out of Southridge warehouses by 275,000 square feet to a total of over one million square feet. In February, the Company acquired
65.8 acres in Tampa for $4,739,000. This purchase represents all the remaining undeveloped industrial land in the Oak Creek Park in which EastGroup currently owns two buildings.
     In February 2005, the Company sold Delp Distribution Center II (102,000 square feet) in Memphis, Tennessee for a net sales price of $2,085,000 with a gain of approximately $375,000. The sale of Delp II reflects the Company's strategy of reducing ownership in Memphis, a noncore market, as market conditions permit.
     Also, subsequent to December 31, 2004, the Company entered into a contract to purchase a two-building property (181,000 square feet) in Jacksonville, Florida for approximately $7,900,000. This acquisition is expected to close in late March 2005.
     The Company anticipates that its current cash balance, operating cash flows, and borrowings under its lines of credit will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

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

                                         2005      2006      2007      2008     2009    Thereafter     Total     Fair Value
                                      --------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...  $ 24,122    22,954    22,020     9,634   37,970     186,974     303,674    325,241(2)
Weighted average interest rate......     7.75%     7.60%     7.51%     6.69%    6.76%       6.42%       6.74%
Variable rate debt (in thousands)...     5,431         -         -    81,000        -           -      86,431     86,431
Weighted average interest rate......     3.50%         -         -     3.37%        -           -       3.38%

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

     As the table above incorporates only those exposures that existed as of December 31, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 34 basis points, interest expense and cash flows would increase or decrease by approximately $292,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,620,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                                                                                                             Fair Market
                            Current        Maturity                                    Fair Market Value        Value
        Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate      at 12/31/04        at 12/31/03
        ------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                            (In thousands)
             Swap           $10,620        12/31/10      1 month LIBOR       4.03%            $14               ($30)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2004 and 2003, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and the Report of the Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Internal Control Over Financial Reporting.

(a) Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). EastGroup's Management Report on Internal Control Over Financial Reporting is set forth in the Company's 2004 Annual Report on page 23 and is incorporated herein by reference.

(b) Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting is set forth in the Company's 2004 Annual Report on page 23 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                               Equity Compensation Plan Information
                                  (a)                         (b)                     (c)
        Plan category             Number of securities to     Weighted-average        Number of securities remaining
                                  be issued upon exercise     exercise price of       available for future issuance
                                  of outstanding options,     outstanding options,    under equity compensation plans
                                  warrants and rights         warrants and rights     (excluding securities reflected
                                                                                      in column (a))
        Equity compensation
          plans approved by
          security holders                 378,240                  $20.401                      1,987,445
        Equity compensation
          plans not approved
          by security holders                    -                        -                              -
                                  ------------------------------------------------------------------------------------
        Total                              378,240                  $20.401                      1,987,445
                                  ====================================================================================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's calendar year is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Index to Financial Statements:

                                                                                                                            Page
                                                                                                                           ------
(a) (1) Consolidated Financial Statements:
        Report of Independent Registered Public Accounting Firm                                                              22
        Management Report on Internal Control Over Financial Reporting                                                       23
        Report of Independent Registered Public Accounting Firm                                                              23
        Consolidated Balance Sheets - December 31, 2004 and 2003                                                             24
        Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002                                     25
        Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2004, 2003 and 2002            26
        Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002                                 27
        Notes to Consolidated Financial Statements                                                                           28
    (2) Consolidated Financial Statement Schedule:
        Schedule III - Real Estate Properties and Accumulated Depreciation                                                   44
        Schedule IV - Mortgage Loans on Real Estate                                                                          49

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

    (3) Exhibits required by Item 601 of Regulation S-K:

        (3)  Articles of Incorporation and Bylaws

               (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
               (b) Bylaws of the Company (incorporated by reference to Appendix C to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
               (c) Articles Supplementary of the Company relating to the Series C Preferred Stock (incorporated by reference to Exhibit A to
                    Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
               (d) Articles Supplementary of the Company relating to the 7.95% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company's Form 8-A filed June 6, 2003).

        (4)  Instruments Defining the Rights of Security Holders

               (a) Rights Agreement dated as of December 3, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
               (b) First Amendment to Rights Agreement dated December 20, 2004 between the Company and Equiserve Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed December 22, 2004).

        (10) Material Contracts (*Indicates management or compensatory agreement):

               (a) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
               (b) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the
                    Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
               (c) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
               (d) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held May 27, 2004).*
               (e) Form of Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31,
                    1996).*
               (f) Form of Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas and C. Bruce Corkern (filed herewith).*
               (g) Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 2002).*
               (h) Credit Agreement dated December 6, 2004 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch and SunTrust Bank as Co-Syndication Agents; AmSouth Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; PNC Capital Markets, Inc., as Sole Lead Arranger and Sole Bookrunner; and the Lenders (filed herewith).
        (21) Subsidiaries of EastGroup Properties, Inc. (filed herewith).

        (23) Consent of KPMG LLP (filed herewith).

        (24) Powers of attorney (filed herewith).

        (31) Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

        (32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Jackson, Mississippi                           KPMG LLP
March 11, 2005

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on EastGroup's evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.
     Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Jackson, Mississippi                           EASTGROUP PROPERTIES, INC.
March 10, 2005





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that EastGroup Properties, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management's assessment that EastGroup Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi                           KPMG LLP
March 11, 2005

CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                 ---------------------------------------------------
                                                                                           2004                        2003
                                                                                 ---------------------------------------------------
                                                                                 (In thousands, except for share and per share data)
ASSETS
  Real estate properties....................................................         $    845,139                      791,165
  Development...............................................................               39,330                       50,037
                                                                                 ---------------------------------------------------
                                                                                          884,469                      841,202

      Less accumulated depreciation.........................................             (174,662)                    (146,934)
                                                                                 ---------------------------------------------------
                                                                                          709,807                      694,268
                                                                                 ---------------------------------------------------

  Real estate held for sale.................................................                2,637                        1,375
  Unconsolidated investment.................................................                9,256                            -
  Mortgage loans receivable.................................................                7,550                            -
  Cash......................................................................                1,208                        1,786
  Other assets..............................................................               38,206                       31,838
                                                                                 ---------------------------------------------------
TOTAL ASSETS................................................................         $    768,664                      729,267
                                                                                 ===================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................         $    303,674                      285,722
  Notes payable to banks....................................................               86,431                       52,550
  Accounts payable & accrued expenses.......................................               16,181                       14,266
  Other liabilities.........................................................                8,688                        7,980
                                                                                 ---------------------------------------------------
                                                                                          414,974                      360,518
                                                                                 ---------------------------------------------------


                                                                                 ---------------------------------------------------
Minority interest in joint venture..........................................                1,884                        1,804
                                                                                 ---------------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value;
    600,000 shares authorized; no shares issued.............................                    -                            -
  Series D 7.95% Cumulative Redeemable Preferred Shares
    and additional paid-in capital; $.0001 par value;
    1,320,000 shares authorized and issued; stated liquidation
    preference of $33,000...................................................               32,326                       32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    21,059,164 shares issued and outstanding at December 31, 2004 and
    20,853,780 at December 31, 2003.........................................                    2                            2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued........................................................                    -                            -
  Additional paid-in capital on common shares...............................              357,011                      352,549
  Distributions in excess of earnings.......................................              (35,207)                     (15,595)
  Accumulated other comprehensive income (loss).............................                   14                          (30)
  Unearned compensation.....................................................               (2,340)                      (2,307)
                                                                                 ---------------------------------------------------
                                                                                          351,806                      366,945
                                                                                 ---------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................         $    768,664                      729,267
                                                                                 ===================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                   ----------------------------------------------------
                                                                        2004               2003               2002
                                                                   ----------------------------------------------------
                                                                           (In thousands, except per share data)
 REVENUES
   Income from real estate operations.........................      $  114,051           106,925             102,272
   Gain on involuntary conversion.............................             154                 -                   -
   Gain on securities.........................................               -               421               1,836
   Equity in earnings of unconsolidated investment............              69                 -                   -
   Other......................................................             410               249                 926
                                                                   ----------------------------------------------------
                                                                       114,684           107,595             105,034
                                                                   ----------------------------------------------------
 EXPENSES
   Operating expenses from real estate operations.............          32,142            31,429              29,493
   Interest...................................................          20,481            19,015              17,387
   Depreciation and amortization..............................          33,288            31,774              30,076
   General and administrative.................................           6,711             4,966               4,179
   Minority interest in joint venture.........................             490               416                 375
                                                                   ----------------------------------------------------
                                                                        93,112            87,600              81,510
                                                                   ----------------------------------------------------

 INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENT.........          21,572            19,995              23,524
   Gain on sale of real estate investment.....................               -                 -                  93
                                                                  -----------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS............................          21,572            19,995              23,617
                                                                   ----------------------------------------------------

 DISCONTINUED OPERATIONS
   Income from real estate operations.........................             304               338                  75
   Gain (loss) on sale of real estate investments.............           1,451               112                 (66)
                                                                   ----------------------------------------------------
 INCOME FROM DISCONTINUED OPERATIONS .........................           1,755               450                   9
                                                                   ----------------------------------------------------

 NET INCOME...................................................          23,327            20,445              23,626

   Preferred dividends-Series A...............................               -             2,016               3,880
   Preferred dividends-Series B...............................               -             2,598               6,128
   Preferred dividends-Series D...............................           2,624             1,305                   -
   Costs on redemption of Series A preferred..................               -             1,778                   -
                                                                   ----------------------------------------------------

 NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..................      $   20,703            12,748              13,618
                                                                   ====================================================

 BASIC PER COMMON SHARE DATA
   Income from continuing operations..........................      $     0.91              0.69                0.86
   Income from discontinued operations........................            0.09              0.03                0.00
                                                                   ----------------------------------------------------
   Net income available to common stockholders................      $     1.00              0.72                0.86
                                                                   ====================================================

   Weighted average shares outstanding........................          20,771            17,819              15,868
                                                                   ====================================================

 DILUTED PER COMMON SHARE DATA
   Income from continuing operations..........................      $     0.90              0.68                0.84
   Income from discontinued operations........................            0.08              0.02                0.00
                                                                   ----------------------------------------------------
   Net income available to common stockholders................      $     0.98              0.70                0.84
                                                                   ====================================================

   Weighted average shares outstanding........................          21,088            18,194              16,237
                                                                   ====================================================

 Dividends declared per common share..........................      $     1.92              1.90                1.88
                                                                   ====================================================

 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Undistributed
                                                                                                Earnings       Accumulated
                                                                     Additional              (Distributions       Other
                                                  Preferred  Common    Paid-In    Unearned    in Excess of    Comprehensive
                                                    Stock     Stock    Capital  Compensation    Earnings)     Income (Loss)   Total
                                                  ----------------------------------------------------------------------------------
                                                                 (In thousands, except for share and per share data)
BALANCE, DECEMBER 31, 2001........................ $108,535      2     240,197     (2,970)         23,753          1,193    370,710
Comprehensive income
  Net income......................................        -      -           -          -          23,626              -     23,626
  Net unrealized change in investment securities..        -      -           -          -               -           (838)      (838)
  Net unrealized change in cash flow hedge........        -      -           -          -               -           (297)      (297)
                                                                                                                            --------
    Total comprehensive income....................                                                                           22,491
                                                                                                                            --------
Common dividends declared - $1.88 per share.......        -      -           -          -         (30,262)             -    (30,262)
Preferred stock dividends declared................        -      -           -          -         (10,008)             -    (10,008)
Stock-based compensation, net of forfeitures......        -      -       3,001        189               -              -      3,190
Issuance of 14,305 shares of common stock,
    dividend reinvestment plan....................        -      -         364          -               -              -        364
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002........................  108,535      2     243,562     (2,781)          7,109             58    356,485
Comprehensive income
  Net income......................................        -      -           -          -          20,445              -     20,445
  Net unrealized change in investment securities..        -      -           -          -               -           (355)      (355)
  Net unrealized change in cash flow hedge........        -      -           -          -               -            267        267
                                                                                                                            --------
    Total comprehensive income....................                                                                           20,357
                                                                                                                            --------
Common dividends declared - $1.90 per share.......        -      -           -          -         (35,452)             -    (35,452)
Preferred stock dividends declared................        -      -           -          -          (5,919)             -     (5,919)
Redemption of 1,725,000 shares of Series A
  preferred stock.................................  (41,357)     -           -          -          (1,778)             -    (43,135)
Conversion of 2,800,000 shares of cumulative
convertible preferred stock into 3,181,920 shares
  of common stock.................................  (67,178)     -      67,178          -               -              -          -
Issuance of 1,320,000 shares of Series D
  preferred stock.................................   32,326      -           -          -               -              -     32,326
Issuance of 1,418,887 shares of common stock,
  common stock offerings..........................        -      -      38,974          -               -              -     38,974
Stock-based compensation, net of forfeitures......        -      -       2,473        474               -              -      2,947
Issuance of 12,925 shares of common stock,
  dividend reinvestment plan......................        -      -         362          -               -              -        362
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003........................   32,326      2     352,549     (2,307)        (15,595)           (30)   366,945
Comprehensive income
  Net income......................................        -      -           -          -          23,327              -     23,327
  Net unrealized change in cash flow hedge........        -      -           -          -               -             44         44
                                                                                                                            --------
    Total comprehensive income....................                                                                           23,371
                                                                                                                            --------
Common dividends declared - $1.92 per share.......        -      -           -          -         (40,315)             -    (40,315)
Preferred stock dividends declared................        -      -           -          -          (2,624)             -     (2,624)
Stock-based compensation, net of forfeitures .....        -      -       4,114        (33)              -              -      4,081
Issuance of 10,247 shares of common stock,
  dividend reinvestment plan......................        -      -         357          -               -              -        357
Other.............................................        -      -          (9)         -               -              -         (9)
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004........................ $ 32,326      2     357,011     (2,340)        (35,207)            14    351,806
                                                  ==================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years Ended December 31,
                                                                                        --------------------------------------------
                                                                                              2004          2003           2002
                                                                                        --------------------------------------------
                                                                                                      (In thousands)
OPERATING ACTIVITIES
  Net income.........................................................................     $  23,327        20,445         23,626
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in earnings of unconsolidated investment..................................           (69)            -              -
    Depreciation and amortization from continuing operations.........................        33,288        31,774         30,076
    Depreciation and amortization from discontinued operations.......................           163           276            293
    Gain on sale of real estate investments..........................................             -             -            (93)
    (Gain) loss on sale of real estate investments from discontinued operations......        (1,451)         (112)            66
    Gain on involuntary conversion...................................................          (154)            -              -
    Gain on real estate investment trust (REIT) shares...............................             -          (421)        (1,836)
    Stock-based compensation expense.................................................         1,256           620            449
    Minority interest depreciation and amortization..................................          (143)         (145)          (170)
    Changes in operating assets and liabilities:
    Accrued income and other assets..................................................        (2,559)       (1,139)          (139)
    Accounts payable, accrued expenses and prepaid rent..............................         3,866        (1,000)         1,514
                                                                                        --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................................        57,524        50,298         53,786
                                                                                        --------------------------------------------

INVESTING ACTIVITIES
  Proceeds from sale of real estate investments......................................         5,340           841          2,917
  Real estate improvements...........................................................       (10,866)      (10,929)        (9,686)
  Real estate development............................................................       (19,196)      (22,238)       (35,600)
  Purchases of real estate...........................................................       (19,666)      (19,034)       (13,667)
  Purchase of unconsolidated investment..............................................        (9,187)            -              -
  Advances on mortgage loans receivable..............................................        (7,550)            -              -
  Payments on mortgage loans receivable..............................................             -            13          5,502
  Purchases of REIT shares...........................................................             -             -         (1,308)
  Proceeds from sale and liquidation of REIT shares..................................             -         1,729          7,095
  Changes in other assets and other liabilities......................................        (4,235)       (4,907)        (2,667)
                                                                                        --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES................................................       (65,360)      (54,525)       (47,414)
                                                                                        --------------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings......................................................       153,572       175,944        195,586
  Repayments on bank borrowings......................................................      (119,691)     (197,351)      (207,687)
  Proceeds from mortgage notes payable...............................................        30,300        45,500         59,200
  Principal payments on mortgage notes payable.......................................       (14,416)       (9,599)       (15,871)
  Debt issuance costs................................................................        (1,436)         (716)        (1,842)
  Distributions paid to stockholders.................................................       (42,550)      (42,749)       (39,881)
  Redemption of Series A preferred stock.............................................             -       (43,135)             -
  Proceeds from Series D preferred stock offering....................................             -        32,326              -
  Proceeds from common stock offerings...............................................             -        38,974              -
  Proceeds from exercise of stock options............................................         2,592         2,539          2,582
  Proceeds from dividend reinvestment plan...........................................           357           362            364
  Other..............................................................................        (1,470)        2,535            793
                                                                                        --------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................................         7,258         4,630         (6,756)
                                                                                        --------------------------------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.....................................          (578)          403           (384)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................         1,786         1,383          1,767
                                                                                        --------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................     $   1,208         1,786          1,383
                                                                                        ============================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,715, $2,077 and $2,061
   for 2004, 2003 and 2002, respectively.............................................     $  19,638        18,068         16,571
  Conversion of cumulative preferred stock into common stock.........................             -        67,178              -
  Fair value of debt assumed by the Company in the purchase of real estate...........         2,091         1,478              -
  Issuance of common stock, incentive compensation, net of forfeitures...............           879           (73)           412

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004, 2003 AND 2002

(1) SIGNIFICANT ACCOUNTING POLICIES

(a)   Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company or EastGroup), its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2004, 2003 and 2002, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II (see
Note 3). All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)   Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2004, 2003 and 2002 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2004, 2003 and 2002.

Federal Income Tax Treatment of Share Distributions

                                                                   Years Ended December 31,
                                                           -----------------------------------------
                                                               2004           2003         2002
                                                           -----------------------------------------
        Common Share Distributions:
            Ordinary Income...........................      $  1.4860        1.68388       1.8348
            Return of capital.........................          .4060         .21612            -
            Long-term 15% capital gain................          .0140              -            -
            Long-term 20% capital gain................              -              -        .0452
            Long-term 25% capital gain................          .0140              -            -
                                                           -----------------------------------------
        Total Common Distributions....................      $  1.9200        1.90000       1.8800
                                                           =========================================

        Series A Preferred Share Distributions:
            Ordinary Income...........................      $       -        1.08125       2.1960
            Long-term 20% capital gain................              -              -        .0540
                                                           -----------------------------------------
        Total Preferred A Distributions...............      $       -        1.08125       2.2500
                                                           =========================================

        Series B Preferred Share Distributions:
            Ordinary Income...........................      $       -        1.64100       2.1355
            Long-term 20% capital gain................              -              -        .0525
                                                           -----------------------------------------
        Total Preferred B Distributions...............      $       -        1.64100       2.1880
                                                           =========================================

        Series D Preferred Share Distributions:
            Ordinary Income...........................      $  1.9512         .98830            -
            Long-term 15% capital gain................          .0180              -            -
            Long-term 25% capital gain................          .0184              -            -
                                                           -----------------------------------------
        Total Preferred D Distributions...............      $  1.9876         .98830            -
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

(c)   Income Recognition
Minimum rental income from real estate operations is recognized on a straight-line basis.
     Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.
     The Company recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate." Upon closing of real estate transactions, the provisions of SFAS No. 66 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser and adequate continuing investment by the purchaser. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by the installment method as collections are received.

(d)  Real Estate Properties
Geographically, the Company's investments are concentrated in major Sunbelt market areas of the United States, primarily in the states of Florida, Texas, California and Arizona. Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $29,249,000, $28,128,000, and $27,050,000 for
2004, 2003 and 2002, respectively.

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

(f)   Asset Impairment
The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

(g)  Real Estate Held for Sale
Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." The Company applies SFAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
     At December 31, 2003, the Company was offering for sale 11.3 acres in Houston, Texas and Tampa, Florida with a total carrying value of $1,375,000. During 2004, four properties were transferred to "held for sale." Three of these properties and one of the land parcels in Tampa were sold during the year. At December 31, 2004, the Company was offering for sale the Delp Distribution Center II in Memphis, Tennessee with a carrying value of $1,662,000 and 6.87 acres of land in Houston, Texas and Tampa, Florida with a carrying amount of $975,000. No loss is anticipated on the sale of the properties that are held for sale.
     In accordance with the guidelines established under SFAS No. 144, operations and gains and losses on sales from the properties placed in the category "held for sale" subsequent to December 31, 2001 have been classified as income from discontinued operations for 2004, 2003 and 2002. No interest expense was allocated to the properties that are held for sale.

(h)  Investment in Real Estate Investment Trusts
Marketable equity securities owned by the Company are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. Since the Company did not exercise significant influence over any of its investments in REITs, these investments were accounted for under the cost method. The costs of these investments were adjusted to fair market value with an equity adjustment to account for unrealized gains/losses as indicated above. At December 31, 2004 and 2003, the Company had no investments in marketable equity securities.

(i)  Derivative Instruments and Hedging Activities
The Company applies SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in fair value are to be reported either in earnings or outside of earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company has an interest rate swap agreement, which is summarized in
Note 6.

(j)   Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(k)   Amortization
Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Amortization of bank loan costs was $404,000 in 2004, $409,000 in 2003 and $407,000 in 2002.
     Leasing costs are deferred and amortized using the straight-line method over the term of the lease. Leasing costs amortization expense for continuing and discontinued operations was $3,392,000, $3,562,000 and $3,319,000 for 2004,
2003 and 2002, respectively. Amortization expense for in-place lease intangibles is disclosed in Business Combinations and Acquired Intangibles.

(l)   Business Combinations and Acquired Intangibles
Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, "Business Combinations," to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheet and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $810,000 for 2004, $360,000 for 2003 and none for 2002. Amortization of above and below market leases was immaterial for all periods presented.
     Total cost of the properties acquired for 2004 was $21,757,000, of which $19,867,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $1,883,000 to in-place lease intangibles and $86,000 to above market leases (both included in Other Assets on the balance sheet) and $79,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $19,666,000 for the properties and intangibles acquired, assumed a mortgage of $1,778,000 and recorded a premium of $313,000 to adjust the mortgage loan assumed to fair market value.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at December 31, 2004 and 2003.

(m)   Stock-Based Compensation
At the Company's annual meeting in May 2004, the Company's shareholders approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which authorizes the issuance of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock in place of cash compensation. The 2004 Plan replaced the 1994 Plan, also under which employees of the Company were granted stock option awards and other forms of stock-based compensation. No further grants will be made under the 1994 Plan.
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002.
     The Company accounts for restricted stock in accordance with SFAS No. 123, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method. The Company records the fair market value of the restricted stock to additional paid-in capital when the shares are granted and offsets unearned compensation by the same amount. The unearned compensation is amortized over the restricted period into compensation expense. Previously expensed stock-based compensation related to forfeited shares reduces compensation expense during the period in which the shares are forfeited. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest.
     In accordance with SFAS No. 123, the following disclosures are required related to stock options. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2003 and 2002, respectively: risk-free interest rates of 3.41% and 3.60%; dividend yields of 11.13% and 11.97%; volatility factors of 18.8% and 19.0%. Expected option lives for employees were five years for 2003 and 2002; for directors, expected option lives were eight years for 2003 and 2002. The weighted average fair value of each option granted for 2003 and 2002 was $.36 and $.35, respectively. No stock options were granted during 2004. Stock-based compensation expense for options was immaterial for 2004, 2003 and 2002 with an immaterial effect to pro forma net income available to common stockholders and no effect to basic or diluted EPS. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                ----------------------------------------
                                                                                    2004          2003          2002
                                                                                ----------------------------------------
                                                                                 (In thousands, except per share data)
        Net income available to common stockholders as reported...........      $   20,703        12,748        13,618
        Add: Stock options compensation expense
             included in reported net income..............................               1             8             6
        Deduct: Total stock options compensation
             expense determined under fair value based
             method for all awards........................................              (1)          (13)          (20)
                                                                                ----------------------------------------
        Net income available to common stockholders pro forma.............      $   20,703        12,743        13,604
                                                                                ========================================

        Earnings per share:
                 Basic - as reported......................................      $     1.00           .72           .86
                 Basic - pro forma........................................            1.00           .72           .86
                 Diluted - as reported....................................             .98           .70           .84
                 Diluted - pro forma......................................             .98           .70           .84

(n)   Earnings Per Share
The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted EPS. Basic EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.
     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and dividing this numerator by the weighted average number of common shares outstanding plus the dilutive effect of stock options, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and their equivalents (such as nonvested restricted stock) was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The dilutive effect of convertible securities was determined using the if-converted method.

(o)  Involuntary Conversion
In 2004, the Company recognized a gain on an involuntary conversion of $154,000 resulting from insurance proceeds exceeding the net book value of two roofs replaced due to tornado damage. This transaction was recorded in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 30, "Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets, an interpretation of APB Opinion No. 29."

(p)  Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period, and to disclose material contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(q)   New Accounting Pronouncements
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB published a revision to Interpretation 46 (46R) to clarify some of the provisions of the original Interpretation and to exempt certain entities from its requirements. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R was required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation had no effect on the Company's consolidated financial statements.
     In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, which was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company believes the adoption of this Statement in 2005 will have little or no impact on its overall financial position or results of operation.

     The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002. The Company has not yet determined the impact of the adoption of SFAS 123R in 2005 on its overall financial position or results of operation.

(r)  Reclassifications
Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

(2) REAL ESTATE OWNED

The Company's real estate properties at December 31, 2004 and 2003 were as follows:

                                                                               December 31,
                                                                    ----------------------------------
                                                                          2004               2003
                                                                    ----------------------------------
                                                                              (In thousands)
        Real estate properties:
           Land................................................      $   139,857            132,900
           Buildings and building improvements.................          595,852            563,538
           Tenant and other improvements.......................          109,430             94,727
        Development............................................           39,330             50,037
                                                                    ----------------------------------
                                                                         884,469            841,202
           Less accumulated depreciation.......................         (174,662)          (146,934)
                                                                    ----------------------------------
                                                                     $   709,807            694,268
                                                                    ==================================

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2004 were $1,715,000 compared to $2,077,000 for 2003 and $2,061,000 for 2002.

     Total capital investment for development during 2004 was $19,196,000. In addition to the costs incurred for the year as detailed in the table below, development costs included $2,536,000 for improvements on developments during the 12-month period following transfer to Real Estate Properties.

Development

                                                                                            Costs Incurred
                                                                              -----------------------------------------
                                                                                                For the
                                                                                   Costs          Year      Cumulative
                                                                                Transferred      Ended        as of       Estimated
                                                                     Size         in 2004       12/31/04     12/31/04    Total Costs
                                                                --------------------------------------------------------------------
                                                                 (Unaudited)                                             (Unaudited)
                                                                --------------------------------------------------------------------
                                                                (Square feet)                      (In thousands)
     LEASE-UP
       Santan 10, Chandler, AZ..............................         65,000     $       -           694        3,306         3,800
       Palm River South I, Tampa, FL........................         79,000           979         2,213        3,192         4,300
       Sunport Center V, Orlando, FL........................         63,000           925         2,329        3,254         3,800
                                                                --------------------------------------------------------------------
     Total Lease-up.........................................        207,000         1,904         5,236        9,752        11,900
                                                                --------------------------------------------------------------------

     UNDER CONSTRUCTION
       World Houston 16, Houston, TX........................         94,000           753         2,514        3,267         5,100
       Executive Airport CC II, Fort Lauderdale, FL.........         55,000         1,846         1,125        2,971         4,200
       Southridge I, Orlando, FL............................         41,000           380           464          844         3,900
       Southridge V, Orlando, FL............................         70,000           390           892        1,282         4,600
                                                                --------------------------------------------------------------------
     Total Under Construction...............................        260,000         3,369         4,995        8,364        17,800
                                                                --------------------------------------------------------------------

     PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
       Phoenix, AZ..........................................        213,000             -         1,822        2,196        11,400
       Tucson, AZ...........................................         70,000             -             -          326         3,500
       Fort Lauderdale, FL..................................              -        (1,846)            -            -             -
       Tampa, FL............................................         80,000          (979)          483        1,457         4,500
       Orlando, FL..........................................        713,000        (1,695)        1,150        7,166        55,800
       West Palm Beach, FL..................................         20,000             -           478          478         2,300
       El Paso, TX..........................................        251,000             -             -        2,444         9,600
       Houston, TX..........................................        683,000          (753)          597        6,566        36,700
       Jackson, MS..........................................         28,000             -            17          581         1,900
                                                                --------------------------------------------------------------------
     Total Prospective Development..........................      2,058,000        (5,273)        4,547       21,214       125,700
                                                                --------------------------------------------------------------------
                                                                  2,525,000     $       -        14,778       39,330       155,400
                                                                ====================================================================

     DEVELOPMENTS COMPLETED AND TRANSFERRED
     TO REAL ESTATE PROPERTIES DURING THE
     YEAR ENDED DECEMBER 31, 2004
       Sunport Center IV, Orlando, FL.......................         63,000     $       -           477        3,559
       Techway Southwest II, Houston, TX....................         94,000             -           154        4,239
       Executive Airport CC I & III, Fort Lauderdale, FL....         85,000             -           116        6,067
       Expressway Commerce Center I, Tampa, FL..............        103,000             -           104        6,261
       World Houston 17, Houston, TX........................         66,000             -           853        2,318
       World Houston 19, Houston, TX........................         66,000             -           106        2,629
       World Houston 20, Houston, TX........................         62,000             -            72        2,294
                                                                ------------------------------------------------------
     Total Transferred to Real Estate Properties............        539,000     $       -         1,882       27,367
                                                                ======================================================

     At December 31, 2003, the Company was offering for sale 11.3 acres in Houston, Texas and Tampa, Florida with a total carrying value of $1,375,000. During 2004, four properties were transferred to held for sale. Three of these properties and one of the land parcels in Tampa were sold during the year as shown in the following table. At December 31, 2004, the Company was offering for sale the Delp Distribution Center II in Memphis, Tennessee with a carrying value of $1,662,000 and 6.87 acres of land in Houston, Texas and Tampa, Florida with a carrying amount of $975,000. No loss is anticipated on the sale of the properties that are held for sale. The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statement. A summary of gains (losses) on real estate investments for the years ended December 31, 2004, 2003 and 2002 follows:

Gains (Losses) on Real Estate Investments

                                                                                 Date           Net                      Recognized
             Real Estate Properties           Location              Size         Sold       Sales Price        Basis     Gain (Loss)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
        2004
        Getwell Distribution Center......   Memphis, TN           26,000 sf    06/30/04     $      746          685             61
        Sample 95 Business Park III......   Pompano Beach, FL     18,000 sf    07/01/04          1,994          711          1,283
        Viscount Distribution Center.....   Dallas, TX           104,000 sf    08/20/04          2,197        2,091            106
        Sabal Land (Broadway Parcel).....   Tampa, FL            4.43 acres    10/04/04            403          402              1
                                                                                           -----------------------------------------
                                                                                            $    5,340        3,889          1,451
                                                                                           =========================================
        2003
        Air Park Distribution Center II..   Memphis, TN           17,000 sf    02/14/03     $      445          339            106
        Orlando Central Park Land........   Orlando, FL           2.6 acres    07/30/03            396          390              6
                                                                                           -----------------------------------------
                                                                                            $      841          729            112
                                                                                           =========================================
        2002
        Carpenter Duplex.................   Dallas, TX            47,000 sf    02/12/02     $    1,111        1,018             93
        7th Street Service Center........   Phoenix, AZ           39,000 sf    09/20/02          1,806        1,872            (66)
                                                                                           -----------------------------------------
                                                                                            $    2,917        2,890             27
                                                                                           =========================================

The following schedule indicates approximate future minimum rental receipts under noncancelable leases for real estate properties by year as of December 31, 2004:

Future Minimum Rental Receipts Under Noncancelable Leases

                  Years Ended December 31,             (In thousands)
        -------------------------------------------------------------
        2005......................................       $    85,610
        2006......................................            72,771
        2007......................................            56,945
        2008......................................            39,910
        2009......................................            26,943
        Thereafter................................            51,613
                                                       --------------
           Total minimum receipts.................       $   333,792
                                                       ==============

Ground Leases
As of December 31, 2004, the Company owned two properties in Florida, two properties in Texas, one property in Arizona and one property in Mississippi that are subject to ground leases. These leases have terms of 40 to 75 years, expiration dates of August 2031 to November 2076, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically renewed annually. Total lease expenditures for the years ended December 31, 2004, 2003 and 2002 were $679,000, $676,000 and $610,000, respectively. Payments on five of the properties are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2004:

Future Minimum Ground Lease Payments

                  Years Ended December 31,             (In thousands)
        -------------------------------------------------------------
        2005......................................       $       679
        2006......................................               678
        2007......................................               677
        2008......................................               677
        2009......................................               677
        Thereafter................................            17,429
                                                       --------------
           Total minimum payments.................       $    20,817
                                                       ==============

(3) UNCONSOLIDATED INVESTMENT

In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The building was constructed in 1998 and is 100% leased for ten years to a single tenant who owns the other 50% interest in the property. This investment is accounted for under the equity method of accounting and had a carrying value of $9,256,000 at December 31, 2004.

(4) MORTGAGE LOANS RECEIVABLE

In connection with the closing of the investment in Industry Distribution Center II, EastGroup advanced a total of $7,550,000 in two separate notes to its co-owner, one for $6,750,000 and one for $800,000. The interest rate on the $6,750,000 note is 6% and the interest rate on the $800,000 note is 9%. Interest is due monthly on both of these notes by the borrower.
     The Company and its co-owner plan to secure permanent fixed-rate financing on the investment in Industry Distribution Center II. Proceeds from the financing will be used to reduce the Company's bank debt and the $6,750,000 mortgage loan from the co-owner of this property. There can be no assurances that the fixed rate financing will be obtained. If the $6,750,000 note is not repaid within 180 days of the initial disbursement, the interest rate will be adjusted to 400 basis points above the 10-year U.S. Treasury Note rate on the 181st day and every 90 days thereafter, except that the rate will not exceed 10%. All principal and unpaid interest is payable in full from the co-owner on November 14, 2007.
     The principal amount of the $800,000 note is due in three equal annual installments beginning in November of 2005 until maturity on November 14, 2007.

(5) OTHER ASSETS

A summary of the Company's Other Assets follows:

                                                                                                         December 31,
                                                                                                  --------------------------
                                                                                                      2004          2003
                                                                                                  --------------------------
                                                                                                        (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization............       $  12,003        11,286
        Deferred rent receivable, net of allowance for doubtful accounts....................          10,832         8,029
        Accounts receivable, net of allowance for doubtful accounts.........................           2,316         2,696
        Acquired in-place lease intangibles, net of accumulated amortization................           2,931         1,857
        Goodwill............................................................................             990           990
        Prepaid expenses and other assets...................................................           9,134         6,980
                                                                                                  --------------------------
                                                                                                   $  38,206        31,838
                                                                                                  ==========================

(6) NOTES PAYABLE TO BANKS

The Company had a three-year $175 million unsecured revolving credit facility with a group of ten banks that was due to mature in January 2005 and was refinanced as specified below. The interest rate on the facility was based on the Eurodollar rate. At December 31, 2003, the interest rate was 2.40% on $32 million and 2.42% on $19 million. An unused facility fee was also assessed on this loan.
     In December 2004, the Company renewed this credit facility. The new loan is a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's current interest rate is LIBOR plus .95%. The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At December 31, 2004, the interest rate was 3.37% on $81,000,000. The interest rate on each tranche is currently reset on a monthly basis.
     The Company had a one-year $12.5 million unsecured revolving credit facility with PNC Bank, N.A. that matured in December 2004. At December 31, 2003, the interest rate was 2.295% on $1,550,000. The Company renewed this credit facility, customarily used for working cash needs, with a new line of credit of $20 million with a maturity date in December 2005. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.10%. At December 31, 2004, the interest rate was 3.50% on $5,431,000.
     Bank loan commitment fees were $44,000 in 2004, $44,000 in 2003 and $43,000 in 2002.
     Average bank borrowings were $66,867,000 in 2004 compared to $65,399,000 in 2003 with weighted average interest rates of 2.76% in 2004 compared to 2.53% in 2003. Weighted average interest rates including amortization of loan costs were 3.36% for 2004 and 3.15% for 2003. Amortization of bank loan costs was $404,000 in 2004, $409,000 in 2003 and $407,000 in 2002.
     The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2004.

     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,620,000 Tower Automotive Center recourse mortgage (see Note 7). Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

The interest rate swap agreement is summarized as follows:

                        Current Notional                                                     Fair Market Value     Fair Market Value
        Type of Hedge        Amount          Maturity Date    Reference Rate    Fixed Rate      at 12/31/04            at 12/31/03
        ----------------------------------------------------------------------------------------------------------------------------
                         (In thousands)                                                                   (In thousands)
            Swap            $10,620            12/31/10       1 month LIBOR       4.03%             $14                   ($30)

(1) This mortgage is backed by a letter of credit totaling $10,742,000 at December 31, 2004. The letter of credit is renewable annually and expires on January 15, 2011.

(7) MORTGAGE NOTES PAYABLE

A summary of mortgage notes payable follows:

                                                                                          Carrying Amount
                                                                  Monthly                   Of Securing      Balance at December 31,
                                                                    P&I       Maturity    Real Estate at    -----------------------
Property                                                Rate      Payment       Date     December 31, 2004      2004        2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (In thousands)
Eastlake Distribution Center (recourse)..............  8.500%   $  57,115   Repaid 02/04    $        -              -        3,035
Chamberlain Distribution Center......................  8.750%      21,376   Repaid 07/04             -              -        2,210
56th Street Commerce Park............................  8.875%      21,816   Repaid 07/04             -              -        1,695
Exchange Distribution Center I.......................  8.375%      21,498     07/01/05           2,701          1,816        1,917
Westport Commerce Center.............................  8.000%      28,021     08/01/05           4,594          2,407        2,545
Lake Pointe Business Park............................  8.125%      81,675     10/01/05           8,760          9,830       10,004
Jetport Commerce Park................................  8.125%      33,769     10/01/05           4,536          2,913        3,074
Huntwood Associates..................................  7.990%     100,250     08/22/06          15,660         11,089       11,393
Wiegman Associates...................................  7.990%      46,269     08/22/06           8,128          5,118        5,258
World Houston 1 & 2..................................  7.770%      33,019     04/15/07           5,194          4,195        4,262
E. University I & II, Broadway VI, 55th Avenue
  and Ethan Allen....................................  8.060%      96,974     06/26/07          21,467         10,945       11,215
Lamar II Distribution Center.........................  6.900%      16,925     12/01/08           3,004          1,820        1,895
Dominguez, Kingsview, Walnut, Washington,
  Industry and Shaw..................................  6.800%     358,770     03/01/09          55,811         39,222       40,801
Auburn Facility......................................  8.875%      64,885     09/01/09          13,426          2,416        3,049
Tower Automotive Center (recourse)(1)................  5.300%  Semiannual     01/15/11          10,230         10,620       10,880
Interstate I, II & III, Venture, Stemmons Circle,
  Glenmont I & II,  West Loop I & II, Butterfield
  Trail and Rojas....................................  7.250%     325,263     05/01/11          46,298         42,388       43,187
America Plaza, Central Green and World Houston 3-9...  7.920%     191,519     05/10/11          27,216         25,266       25,551
University Business Center (120 & 130 Cremona).......  6.430%      81,856     05/15/12           9,757          6,925        7,444
University Business Center (125 & 175 Cremona).......  7.980%      88,607     06/01/12          13,392         10,715       10,914
Airport Distribution, Southpointe, Broadway I, III
  & IV, Southpark, 51st Avenue, Chestnut, Main
  Street, Interchange Business Park,
  North Stemmons I and World Houston 12 & 13.........  6.860%     279,149     09/01/12          44,207         38,531       39,212
Broadway V, 35th Avenue, Sunbelt, Freeport,
  Lockwood, Northwest Point, Techway Southwest I
  and World Houston 10, 11 & 14......................  4.750%     259,403     09/05/13          46,458         44,278       45,262
Kyrene Distribution Center...........................  9.000%      11,246     07/01/14           2,504            865          919
World Houston 17, Kirby, Americas Ten I, Shady
  Trail, Palm River North I, II & III and
  Westlake I & II(2).................................  5.680%     143,420     10/10/14          32,015         30,300            -
Blue Heron Distribution Center II....................  5.390%      16,167     03/01/20           5,849          2,015            -
                                                                                          ------------------------------------------
                                                                                            $  381,207        303,674      285,722
                                                                                          ==========================================

(1) The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.3%. Semiannual principal payments are made on this note; interest is paid monthly. (See Note 6.) The principal amounts of these payments increase incrementally as the loan approaches maturity.
(2) Interest only is paid on this note until November 2006.

     The Company currently intends to repay its debt service obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments. Principal payments due during the next five years as of December 31, 2004 are as follows:

                 Year             (In thousands)
         ----------------------------------------
         2005.................     $     24,122
         2006.................           22,954
         2007.................           22,020
         2008.................            9,634
         2009.................           37,970

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                         December 31,
                                                               -------------------------------
                                                                    2004             2003
                                                               -------------------------------
                                                                       (In thousands)
        Property taxes payable............................      $    6,689            6,457
        Dividends payable.................................           2,355            1,967
        Other payables and accrued expenses...............           7,137            5,842
                                                               -------------------------------
                                                                $   16,181           14,266
                                                               ===============================

(9) COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2004:

                                                                            Years Ended December 31,
                                                               -------------------------------------------------
                                                                     2004              2003            2002
                                                               -------------------------------------------------
                                                                                 Common Shares
        Shares outstanding at beginning of year...........        20,853,780        16,104,356     15,912,060
        Conversion of preferred into common stock.........                 -         3,181,920              -
        Common stock offerings............................                 -         1,418,887              -
        Management incentive stock awarded................                 -             2,108          6,822
        Incentive restricted stock granted................            36,767                 -         19,100
        Incentive restricted stock forfeited..............            (9,010)           (6,000)        (9,250)
        Stock options exercised...........................           167,380           139,584        161,319
        Dividend reinvestment plan........................            10,247            12,925         14,305
                                                               -------------------------------------------------
        Shares outstanding at end of year.................        21,059,164        20,853,780     16,104,356
                                                               =================================================

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

Shareholder Rights Plan
In December 1998, EastGroup adopted a Shareholder Rights Plan (the Plan) designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. Under the Plan, Rights were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on December 28, 1998. A Right was also delivered with all shares of Common Stock issued after December 28, 1998. The Rights will expire at the close of business on December 3, 2008.
     Each whole Right will entitle the holder to buy one one-thousandth (1/1000) of a newly issued share of EastGroup's Series C Preferred Stock at an exercise price of $70.00. The Rights attach to and trade with the shares of the Company's Common Stock. No separate Rights Certificates will be issued unless an event triggering the Rights occurs. The Rights will detach from the Common Stock and will initially become exercisable for shares of Series C Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning 15% or more of EastGroup's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interests of EastGroup and its shareholders. The Rights will also detach from the Common Stock if the Board determines that a person holding at least 9.8% of EastGroup's Common Stock intends to cause EastGroup to take certain actions adverse to it and its shareholders or that such holder's ownership would have a material adverse effect on EastGroup.
     On December 20, 2004, EastGroup amended the Plan to require a committee comprised entirely of independent directors to review and evaluate the Plan to consider whether the maintenance of the Plan continues to be in the interest of the Company, its stockholders and other relevant constituencies of the Company at least every three years.
     If any person becomes the beneficial owner of 15% or more of EastGroup's Common Stock and the Board of Directors does not within 10 days thereafter redeem the Rights, or a 9.8% holder is determined by the Board to be an adverse person, each Right not owned by such person or related parties will then enable its holder to purchase, at the Right's then-current exercise price, EastGroup Common Stock (or, in certain circumstances as determined by the Board, a combination of cash, property, common stock or other securities) having a value of twice the Right's exercise price.
     Under certain circumstances, if EastGroup is acquired in a merger or similar transaction with another person, or sells more than 50% of its assets, earning power or cash flow to another entity, each Right that has not previously been exercised will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other entity having a value of twice the Right's exercise price.
     EastGroup will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th day following public announcement that a 15% position has been acquired, or until the Board has determined a 9.8% holder to be an adverse person. Prior to such time, the Board of Directors may extend the redemption period.

(10) STOCK-BASED COMPENSATION PLANS

At the Company's annual meeting in May 2004, the Company's shareholders approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which authorizes the issuance of up to 1,900,000 shares of common stock (not including shares granted in the 1994 plan) to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock in place of cash compensation. The 2004 Plan has replaced the 1994 Plan. Under the 1994 Plan, employees of the Company were granted stock options (50% vested after one year and the other 50% after two years), an annual incentive award and restricted stock awards. No further grants will be made under the 1994 Plan. Outstanding grants under the 1994 Plan will be fulfilled under that Plan. Total shares available for grant were 1,898,945, 543,577, and 164,360 at December 31, 2004, 2003 and 2002, respectively.
     The following discussions and tables illustrate the Company's various forms of stock-based compensation. Stock-based compensation expense for these plans collectively was $1,256,000, $620,000 and $449,000 for 2004, 2003 and 2002,
respectively. Included in those amounts were costs for 2,108 shares in 2003 and 6,822 shares in 2002 awarded as annual incentives to management.

Restricted Stock
The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The Company records the fair market value of the restricted stock to additional paid-in capital when the shares are granted and offsets unearned compensation by the same amount. The unearned compensation is amortized over the restricted period into compensation expense. Previously expensed stock-based compensation related to forfeited shares reduces compensation expense during the period in which the shares are forfeited. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest.
     In 2000, the Compensation Committee granted restricted stock to all employees. The restricted period for the 2000 grant is 10 years and vesting is 20% at the end of the sixth year through the tenth year.
     In 2004, the Compensation Committee granted restricted stock to all non-executive employees. The restricted period for the 2004 non-executive grant is three years and vests 33.33% on January 1, 2005, 2006 and 2007.
     Also in 2004, the Compensation Committee granted restricted stock to executive management. The restricted stock period is three years and vests 33.33% on January 1, 2004, 2005 and 2006.
     Following is a summary of the total restricted shares granted, forfeited and delivered to officers and employees with related weighted average share prices for 2004, 2003 and 2002:

Restricted Stock Activity:                                         Years Ended December 31,
                                        -------------------------------------------------------------------------------
                                                  2004                       2003                       2002
                                        -------------------------------------------------------------------------------
                                                      Weighted                    Weighted                   Weighted
                                                       Average                     Average                    Average
                                           Shares    Share Price      Shares     Share Price      Shares    Share Price
                                        -------------------------------------------------------------------------------
Nonvested at beginning of year......      183,100     $ 21.006       189,100      $ 21.010       179,250     $ 20.714
Granted.............................       36,767       30.593             -             -        19,100       23.522
Forfeited...........................       (9,010)      27.308        (6,000)       21.096        (9,250)      20.499
Vested..............................       (6,509)      27.300             -             -             -            -
                                        ------------               ------------                ------------
Nonvested at end of year............      204,348       22.249       183,100        21.006       189,100       21.010
                                        ============               ============                ============

Officers and Employees Stock Options

Stock Option Activity:                                             Years Ended December 31,
                                        -------------------------------------------------------------------------------
                                                  2004                       2003                       2002
                                        -------------------------------------------------------------------------------
                                                      Weighted                    Weighted                   Weighted
                                                       Average                     Average                    Average
                                                      Exercise                    Exercise                   Exercise
                                           Shares       Price         Shares        Price         Shares      Price
                                        -------------------------------------------------------------------------------
Outstanding at beginning of year....      432,370     $ 18.394       567,704      $ 18.503       698,423     $ 17.921
Granted.............................            -            -             -             -        11,350       24.651
Exercised...........................     (145,630)      15.578      (134,334)       18.802      (138,069)      15.966
Expired.............................            -            -        (1,000)       25.095        (4,000)      22.078
                                        ------------              -------------               -------------
Outstanding at end of year..........      286,740       19.853       432,370        18.394       567,704       18.503
                                        ============              =============               =============

Exercisable at end of year..........      286,740     $ 19.853       427,695      $ 18.325       544,104     $ 18.287

Officer and employee outstanding stock options at December 31, 2004, all exercisable:
--------------------------------------------------------------------------------------
                                    Weighted Average Remaining      Weighted Average
Exercise Price Range      Number         Contractual Life            Exercise Price
--------------------------------------------------------------------------------------
$  14.580-19.000          87,319           1.846 years                  $ 16.383
   20.000-22.780         188,671           3.799 years                    21.234
   23.050-26.350          10,750           7.016 years                    23.814

(11) DIRECTORS STOCK OPTION PLAN

At the Company's annual meeting in June 2000, the Company's shareholders approved the 2000 Directors Stock Option Plan (the "2000 Plan"), which authorizes the issuance of up to 150,000 shares of common stock (not including shares granted in the 1994 plan, as amended) upon exercise of any options. The 2000 Plan replaced the 1994 Plan. Options granted to directors vest 100% at the grant date. Under the Directors plan, each Non-Employee Director is granted an initial 7,500 options. Through the year 2003, 2,250 additional options were granted on the date of any Annual Meeting at which the Director was reelected to the Board. In lieu of option grants in 2004, cash awards totaling $34,000 were paid to the Non-Employee Directors.

Stock Option Activity:                                             Years Ended December 31,
                                        -------------------------------------------------------------------------------
                                                  2004                       2003                       2002
                                        -------------------------------------------------------------------------------
                                                      Weighted                    Weighted                   Weighted
                                                       Average                     Average                    Average
                                                      Exercise                    Exercise                   Exercise
                                           Shares       Price         Shares        Price         Shares       Price
                                        -------------------------------------------------------------------------------
Outstanding at beginning of year....      113,250     $ 20.726       107,250      $ 19.354       109,500     $ 17.744
Granted.............................            -            -        13,500        26.600        21,000       24.331
Exercised...........................      (21,750)      14.872        (7,500)       11.670       (23,250)      16.273
Expired.............................            -            -             -             -             -            -
                                        ------------              -------------               -------------
Outstanding at end of year..........       91,500       22.118       113,250        20.726       107,250       19.354
                                        ============              =============               =============

Exercisable at end of year..........       91,500     $ 22.118       113,250      $ 20.726       107,250     $ 19.354
Available for grant at end of year..       88,500            -        88,500             -       102,000            -

Director outstanding stock options at December 31, 2004, all exercisable:
--------------------------------------------------------------------------------------
                                    Weighted Average Remaining      Weighted Average
Exercise Price Range      Number         Contractual Life            Exercise Price
--------------------------------------------------------------------------------------
$  12.670-14.580           4,500            .938 years                  $ 13.625
   19.375-21.750          52,500           4.536 years                    20.807
   24.020-26.600          34,500           7.753 years                    25.219

(12) PREFERRED STOCK

Series A 9.00% Cumulative Redeemable Preferred Stock
In June 1998, EastGroup sold 1,725,000 shares of Series A 9.00% Cumulative Redeemable Preferred Stock at $25.00 per share in a public offering. The preferred stock was redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after June 19, 2003. The preferred stock had no stated maturity, sinking fund or mandatory redemption and was not convertible into any other securities of the Company.
     On July 7, 2003, the Company redeemed all of the outstanding Series A Preferred Stock. The redemption price of these shares (excluding accrued dividends) was $43,125,000. The original issuance costs of $1,768,000 related to Series A in 1998 were recorded as a preferred issuance cost and treated in a manner similar to a preferred dividend in the third quarter of 2003. The redemption cost was funded with the proceeds from the Company's common offering in May 2003 and the 7.95% Series D Cumulative Redeemable Preferred Stock offering in earlier July 2003.
     The Company declared dividends of $1.08125 per share of Series A Preferred for 2003 and $2.25 per share for 2002.

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

     During 2003, all of the 2,800,000 shares of the Series B Preferred Stock were converted into 3,181,920 common shares. Five Arrows began converting the shares in April 2003 and completed the conversion in November 2003. Since it was the policy of Five Arrows to not hold common stock, the common shares were sold in the market throughout the year with the final shares being sold on December 15, 2003.
     The Company declared dividends of $1.641 per share of Series B Preferred for 2003 and $2.188 per share for 2002.

Series D 7.95% Cumulative Redeemable Preferred Stock
In July 2003, EastGroup sold 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock at $25.00 per share in a direct placement. The preferred stock is redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 2, 2008. The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.
     The Company declared dividends of $1.9876 per share for Series D Preferred for 2004 and $.9883 per share for 2003.

(13) COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income
(loss) for 2004, 2003 and 2002 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity and are summarized below.

                                                                                  ---------------------------------------
                                                                                      2004           2003         2002
                                                                                  ---------------------------------------
                                                                                                (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of year.........................................       $   (30)            58        1,193
            Unrealized holding gains on REIT securities during the year......             -             66          998
            Less reclassification adjustment for gains on REIT
                securities included in net income............................             -           (421)      (1,836)
            Change in fair value of interest rate swap.......................            44            267         (297)
                                                                                  ---------------------------------------
        Balance at end of year...............................................       $    14            (30)          58
                                                                                  =======================================

(14) EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                            -------------------------------------------
                                                                               2004            2003             2002
                                                                            -------------------------------------------
                                                                                          (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders........      $  20,703         12,748          13,618
          Denominator-weighted average shares outstanding..............         20,771         17,819          15,868
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders........      $  20,703         12,748          13,618
          Denominator:
            Weighted average shares outstanding........................         20,771         17,819          15,868
            Common stock options.......................................            193            189             182
            Nonvested restricted stock.................................            124            186             187
                                                                            -------------------------------------------
               Total Shares............................................         21,088         18,194          16,237
                                                                            ===========================================

The Company's Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for 2003 and 2002 due to its antidilutive effect. All of the Series B Preferred Stock was converted into common stock during 2003.

(15) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                               2004 Quarter Ended                       2003 Quarter Ended
                                                      ------------------------------------------------------------------------------
                                                        Mar 31   Jun 30    Sep 30    Dec 31     Mar 31    Jun 30    Sep 30   Dec 31
                                                      ------------------------------------------------------------------------------
                                                                          (In thousands, except per share data)
      Revenues....................................    $ 27,448   28,037    29,361    29,838     26,643    26,459    27,150   27,343
      Expenses....................................     (22,530) (22,922)  (23,406)  (24,254)   (21,560)  (21,292)  (22,085) (22,663)
                                                      ------------------------------------------------------------------------------
      Income from continuing operations...........       4,918    5,115     5,955     5,584      5,083     5,167     5,065    4,680
      Income from discontinued operations.........          94      166     1,454        41        181        92        98       79
                                                      ------------------------------------------------------------------------------
      Net income..................................       5,012    5,281     7,409     5,625      5,264     5,259     5,163    4,759
      Preferred dividends.........................        (656)    (656)     (656)     (656)    (2,502)   (1,736)   (1,025)    (656)
      Costs on redemption of Series A preferred...           -        -         -         -          -         -    (1,778)       -
                                                      ------------------------------------------------------------------------------
      Net income available to common
        stockholders..............................    $  4,356    4,625     6,753     4,969      2,762     3,523     2,360    4,103
                                                      ------------------------------------------------------------------------------
      BASIC PER SHARE DATA
      Net income available to common
        stockholders..............................    $   0.21     0.22      0.32      0.24       0.17      0.21      0.13     0.21
                                                      ==============================================================================
      Weighted average shares outstanding.........      20,687   20,745    20,804    20,845     15,924    16,864    18,451   19,986
                                                      ==============================================================================
      DILUTED PER SHARE DATA
      Net income available to common
        stockholders..............................    $   0.21     0.22      0.32      0.23       0.17      0.20      0.13     0.20
                                                      ==============================================================================
      Weighted average shares outstanding.........      21,114   21,142    21,179    21,157     16,282    17,225    18,818   20,608
                                                      ==============================================================================

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

(16) DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions. The Company's total expense for this plan was $332,000, $273,000 and $251,000 for 2004, 2003 and 2002, respectively.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                            -------------------------------------------------------
                                                        2004                         2003
                                            -------------------------------------------------------
                                              Carrying         Fair        Carrying         Fair
                                               Amount          Value        Amount          Value
                                            -------------------------------------------------------
                                                                 (In thousands)
        Financial Assets
           Mortgage loans receivable......   $   7,550          7,550             -             -
           Cash and cash equivalents......       1,208          1,208         1,786         1,786
           Interest rate swap.............          14             14             -             -
        Financial Liabilities
           Mortgage notes payable.........     303,674        325,241       285,722       304,317
           Notes payable to banks.........      86,431         86,431        52,550        52,550
           Interest rate swap.............           -              -            30            30

Carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions, except as indicated in the notes below.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Mortgage Loans Receivable: The carrying amounts approximate fair value due to the recent issuance of the loans in November 2004.
Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.
Interest Rate Swap: The fair value of the interest rate swap is the amount at which it could be settled, based on estimates obtained from the counterparty. The interest rate swap is shown under either Other Assets or Other Liabilities on the consolidated balance sheet, depending on the settlement amount due to or from the counterparty at the respective balance sheet date.
Mortgage Notes Payable: The fair value of the Company's mortgage notes payable is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers. Notes Payable to Banks: The carrying amounts approximate fair value because of the variable rates of interest on the debt.

(18) SUBSEQUENT EVENTS

In January 2005, EastGroup acquired Arion Business Park in San Antonio, Texas for a purchase price of $40,000,000. As part of the acquisition price, EastGroup assumed the outstanding first mortgage balance of $20,500,000. This interest only, nonrecourse mortgage has a fixed rate of 5.99% and matures in December 2006. Arion is a master-planned business park containing 524,000 square feet in 14 industrial buildings and 15.5 acres of land for the future development of approximately 170,000 square feet.
     Also in January 2005, the Company purchased 32 acres adjacent to its Southridge development in Orlando for $1,900,000. This additional land is expected to increase the eventual build-out of Southridge warehouses by 275,000 square feet to a total of over one million square feet. In February, the Company acquired 65.8 acres in Tampa for $4,739,000. This purchase represents all the remaining undeveloped industrial land in the Oak Creek Park in which EastGroup currently owns two buildings.
     In February 2005, the Company sold Delp Distribution Center II (102,000 square feet) in Memphis, Tennessee for a net sales price of $2,085,000 with a gain of approximately $375,000.
     Also, subsequent to December 31, 2004, the Company entered into a contract to purchase a two-building property (181,000 square feet) in Jacksonville, Florida for approximately $7,900,000. This acquisition is expected to close in late March 2005.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization on February 2, 2005. Tower, who leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through March 2005. EastGroup has a recourse mortgage loan on the property for $10,620,000 as of December 31, 2004. Property net operating income for 2004 was $1,369,000, 2003 was $1,374,000 and 2002 was $420,000 (lease commenced in September 2002). Rental income due for 2005 is $1,389,000 with estimated property net operating income budgeted for 2005 of $1,372,000.

(19) RELATED PARTY TRANSACTIONS

EastGroup and Parkway Properties, Inc. equally share the services and expenses of the Company's Chairman of the Board of Directors. These services and expenses include rent for office and storage space, administrative costs, insurance benefits, and entertainment and travel expenses. EastGroup and Parkway each pay a separate salary to the Chairman.
     EastGroup also leases 12,000 square feet of space for its executive offices in Jackson, Mississippi in a building owned by Parkway.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of March 11, 2005, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the 2004 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Jackson, Mississippi                                          KPMG LLP
March 11, 2005

                                  SCHEDULE III
               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2004 (In thousands)

                                                                         Gross Amount at
                                    Initial Cost                        which Carried at
                                   to the Company                        Close of Period
                                -------------------                --------------------------
                                                          Costs
                                                       Capitalized                               Accumulated
                                       Buildings and  Subsequent to       Buildings and          Depreciation     Year       Year
Description       Encumbrances   Land  Improvements    Acquisition  Land  Improvements   Total  Dec. 31, 2004   Acquired Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Properties (c):
Industrial:
FLORIDA
 Jacksonville
  Deerwood         $      -      1,147      1,799        1,292      1,147      3,091     4,238      1,126         1989          1978
  Phillips                -      1,375      2,961        2,613      1,375      5,574     6,949      2,026         1994       1984/95
  Lake Pointe         9,830      3,442      6,450        3,118      3,442      9,568    13,010      4,250         1993       1986/87
  Ellis                   -        540      7,513          481        540      7,994     8,534      1,798         1997          1977
  Westside                -      1,170     12,400        3,445      1,170     15,845    17,015      3,527         1997          1984
  Beach                   -        476      1,899          442        476      2,341     2,817        375         2000          2000
 Orlando
  Chancellor              -        291      1,711           58        291      1,769     2,060        555      1996/97       1996/97
  Exchange I          1,816        603      2,414          949        603      3,363     3,966      1,265         1994          1975
  Exchange II             -        300        945           22        300        967     1,267        164         2002          1976
  Exchange III            -        320        997            4        320      1,001     1,321        169         2002          1980
  Sunbelt
   Center (j)         8,033      1,474      5,745        3,187      1,475      8,931    10,406      3,591   1989/97/98 1974/87/97/98
  John Young I            -        497      2,444          435        497      2,879     3,376        678      1997/98       1997/98
  John Young II           -        512      3,613         (267)       512      3,346     3,858        983         1998          1999
  Altamonte I             -      1,518      2,661          644      1,518      3,305     4,823      1,354         1999       1980/82
  Altamonte II            -        745      2,618          236        745      2,854     3,599        222         2003          1975
  Sunport I               -        555      1,977          474        555      2,451     3,006        492         1999          1999
  Sunport II              -        597      3,271          800        597      4,071     4,668      1,229         1999          2001
  Sunport III             -        642      3,121          345        642      3,466     4,108        436         1999          2002
  Sunport IV              -        642      2,917          165        642      3,082     3,724         83         1999          2004
 Tampa
  56th Street             -        843      3,567        1,996        843      5,563     6,406      2,483         1993    1981/86/97
  Jetport             2,913      1,034      4,416        1,831      1,034      6,247     7,281      2,745   1993/94/95    1974/79/85
  Jetport
   517 & 518              -        541      2,175          331        541      2,506     3,047        879         1999       1981/82
  Westport            2,407        980      3,800        1,757        980      5,557     6,537      1,943         1994       1983/87
  Benjamin I & II         -        843      3,963          130        883      4,053     4,936      1,257         1997          1996
  Benjamin III            -        407      1,503          214        407      1,717     2,124        865         1999          1988
  Palm River
   Center                 -      1,190      4,625          765      1,190      5,390     6,580      1,858      1997/98    1990/97/98
  Palm River
   North I & III (k)  5,651      1,005      4,688        1,389      1,005      6,077     7,082        972         1998          2000
  Palm River
   North II (k)       5,186        724      4,418          (23)       634      4,485     5,119        858      1997/98          1999
  Walden I                -        337      3,318          225        337      3,543     3,880        624      1997/98          2001
  Walden II               -        465      3,738          397        465      4,135     4,600      1,128         1998          1998
  Premier                 -      1,110      6,126          137      1,110      6,263     7,373      1,345         1998          1998
  Airport                 -      1,257      4,012          506      1,257      4,518     5,775      1,079         1998          1998
  Westlake (k)        7,200      1,333      6,998          913      1,333      7,911     9,244      2,234         1998       1998/99
  Expressway II           -      1,013      3,247            -      1,013      3,247     4,260        216         2003          2001
  Oak Creek               -        647      3,603          387        647      3,990     4,637        230         2003          2001
  Expressway I            -        915      5,346           15        915      5,361     6,276        235         2002          2004
 Fort Lauderdale/
  Pompano Beach area
  Linpro                  -        613      2,243          973        616      3,213     3,829      1,083         1996          1986
  Cypress Creek           -          -      2,465          939          -      3,404     3,404        962         1997          1986
  Lockhart                -          -      3,489        1,283          -      4,772     4,772      1,306         1997          1986
  Interstate              -        485      2,652          314        485      2,966     3,451        982         1998          1988
  Sample 95               -      2,202      8,785          854      2,202      9,639    11,841      2,682      1996/98       1990/99
  Blue Heron              -        975      3,626          967        975      4,593     5,568      1,006         1999          1986
  Blue Heron II       2,015      1,385      4,222          444      1,385      4,666     6,051        202         2004          1988
  Executive Airport
   I & III                -      1,210      4,857          275      1,210      5,132     6,342        235         2001          2004
CALIFORNIA
 San Francisco area
  Wiegman             5,118      2,197      8,788          871      2,308      9,548    11,856      2,263         1996       1986/87
  Huntwood           11,089      3,842     15,368          612      3,842     15,980    19,822      4,162         1996          1988
  San Clemente            -        893      2,004            -        893      2,004     2,897        369         1997          1978
  Yosemite                -        259      7,058          266        259      7,324     7,583      1,618         1999       1974/87
 Los Angeles area
  Kingsview (e)       1,860        643      2,573            1        643      2,574     3,217        606         1996          1980
  Dominguez (e)       6,447      2,006      8,025        1,122      2,006      9,147    11,153      2,444         1996          1977
  Main Street (i)     4,096      1,606      4,103          146      1,606      4,249     5,855        980         1999          1999
  Walnut (e)          4,834      2,885      5,274          203      2,885      5,477     8,362      1,472         1996       1966/90
  Washington (e)      3,971      1,636      4,900          334      1,636      5,234     6,870      1,199         1997       1996/97
  Ethan Allen (f)     5,384      2,544     10,175           94      2,544     10,269    12,813      2,250         1998          1980
  Industry (e)       13,530     10,230     12,373          802     10,230     13,175    23,405      3,117         1998          1959
  Chestnut (i)        3,636      1,674      3,465           59      1,674      3,524     5,198        675         1998          1999
  Los Angeles
   Corporate Center       -      1,363      5,453        1,132      1,363      6,585     7,948      1,512         1996          1986
 Santa Barbara
  University Bus.
   Center            17,640      5,517     22,067        1,788      5,520     23,852    29,372      6,223         1996       1987/88
 Fresno
  Shaw (e)            8,580      2,465     11,627          750      2,465     12,377    14,842      3,200         1998    1978/81/87
 San Diego
  Eastlake                -      3,046      6,888          748      3,046      7,636    10,682      1,774         1997          1989
TEXAS
 Dallas
  Interstate
   I & II (h)         5,240      1,757      4,941        1,422      1,757      6,363     8,120      3,283         1988          1978
  Interstate III (h)  1,958        520      2,008          506        520      2,514     3,034        488         2000          1979
  Interstate IV           -        416      2,481            6        416      2,487     2,903         64         2004          2002
  Venture (h)         4,026      1,452      3,762        1,024      1,452      4,786     6,238      2,469         1988          1979
  Stemmons
   Circle (h)         1,654        363      2,014          186        363      2,200     2,563        833         1998          1977
  Ambassador Row          -      1,156      4,625        1,297      1,156      5,922     7,078      2,051         1998       1958/65
  North
   Stemmons I (i)     2,888        619      3,264          245        619      3,509     4,128        630         2001          1979
  North
   Stemmons II            -        150        583          168        150        751       901        102         2002          1971
  Shady Trail (k)     3,210        635      3,621          117        635      3,738     4,373        188         2003          1998
 Houston
  Northwest
   Point (j)          6,797      1,243      5,640        1,920      1,243      7,560     8,803      2,297         1994       1984/85
  Lockwood (j)        5,428        749      5,444          838        749      6,282     7,031      1,363         1997       1968/69
  West Loop (h)       4,133        905      4,383        1,117        905      5,500     6,405      1,434    1997/2000          1980
  World Houston
   1 & 2              4,195        660      5,893          554        660      6,447     7,107      1,913         1998          1996
  World Houston
   3, 4 & 5 (g)       5,091      1,025      6,413          265      1,025      6,678     7,703      2,119         1998          1998
  World
   Houston 6 (g)      2,306        425      2,423           38        425      2,461     2,886        725         1998          1998
  World Houston
   7 & 8 (g)          5,860        680      4,584        3,128        680      7,712     8,392      2,358         1998          1998
  World
   Houston 9 (g)      5,092        800      4,355        1,422        800      5,777     6,577        911         1998          1998
  World
   Houston 10 (j)     4,416        933      4,779            7        933      4,786     5,719        741         2001          1999
  World
   Houston 11 (j)     3,820        638      3,764          546        638      4,310     4,948        664         1999          1999
  World
   Houston 12 (i)     2,057        340      2,419          181        340      2,600     2,940        324         2000          2002
  World
   Houston 13 (i)     2,011        282      2,569           24        282      2,593     2,875        663         2000          2002
  World
   Houston 14 (j)     2,836        722      2,629          322        722      2,951     3,673        422         2000          2003
  World
   Houston 17 (k)     2,805        373      1,945          758        373      2,703     3,076         52         2000          2004
  World
   Houston 19             -        373      2,256          402        373      2,658     3,031        143         2000          2004
  World
   Houston 20             -        346      1,948            4        346      1,952     2,298         40         2000          2004
  America Plaza (g)   3,651        662      4,660          118        662      4,778     5,440      1,235         1998          1996
  Central Green (g)   3,266        566      4,031           97        566      4,128     4,694      1,128         1999          1998
  Glenmont (h)        5,255        936      6,161        1,046        936      7,207     8,143      1,664         1998     1999/2000
  Techway S.W. I (j)  4,327        729      3,765        1,110        729      4,875     5,604        418         2000          2001
  Techway S.W. II         -        550      3,689           12        550      3,701     4,251        196         2000          2004
  Freeport (j)        5,205        458      5,712          572        458      6,284     6,742        689         2002          2001
  Kirby (k)           3,150        530      3,153            3        530      3,156     3,686         80         2004          1980
 El Paso
  Butterfield
   Trail (h)         16,225          -     22,144        2,997          -     25,141    25,141      7,113    1997/2000       1987/95
  Rojas (h)           3,897        900      3,659        1,480        900      5,139     6,039      2,101         1999          1986
  Americas Ten I (k)  3,098        526      2,778          846        526      3,624     4,150        331         2001          2003
 San Antonio
  Alamo Downs             -      1,342      6,338           12      1,342      6,350     7,692        233         2004     1986/2002
ARIZONA
 Phoenix area
  Broadway I (i)      3,220        837      3,349          417        837      3,766     4,603      1,280         1996          1971
  Broadway II             -        455        482          125        455        607     1,062        209         1999          1971
  Broadway III (i)    1,795        775      1,742           49        775      1,791     2,566        563         2000          1983
  Broadway IV (i)     1,570        380      1,652          212        380      1,864     2,244        422         2000          1986
  Broadway V (j)      1,121        353      1,090            9        353      1,099     1,452        180         2002          1980
  Broadway VI (f)     1,057        599      1,855           62        599      1,917     2,516        318         2002          1979
  Kyrene I              865        850      2,044          349        850      2,393     3,243        739         1999          1981
  Kyrene II               -        640      2,409          265        640      2,674     3,314        567         1999          2001
  Metro                   -      1,927      7,708        1,264      1,927      8,972    10,899      2,421         1996       1977/79
  35th Avenue (j)     2,295        418      2,381          173        418      2,554     2,972        525         1997          1967
  Estrella                -        628      4,694          143        628      4,837     5,465      1,051         1998          1988
  51st Avenue (i)     1,836        300      2,029          296        300      2,325     2,625        599         1998          1987
  E. University
   I and II (f)       2,418      1,120      4,482          154      1,120      4,636     5,756      1,088         1998       1987/89
  55th Avenue (f)     2,086        912      3,717          337        917      4,049     4,966        928         1998          1987
  Interstate
   Commons I              -        798      3,632          195        798      3,827     4,625      1,012         1999          1988
  Interstate
   Commons II             -        320      2,448          221        320      2,669     2,989        385         1999          2000
  Southpark (i)       2,956        918      2,738          570        918      3,308     4,226        448         2001          2000
  Airport Commons         -      1,000      1,510           51      1,000      1,561     2,561        126         2003          1971
 Tucson
  Chamberlain             -        506      3,564        1,547        506      5,111     5,617        810    1997/2003     1994/2003
  Airport (i)         4,045      1,103      4,672            8      1,103      4,680     5,783        895         1998          1995
  Southpointe (i)     4,012          -      3,982        1,754          -      5,736     5,736      1,570         1999          1989
TENNESSEE
 Memphis
  Senator
   Street I               -        540      2,187          382        540      2,569     3,109        689         1997          1982
  Senator
   Street II              -        435      1,742          150        435      1,892     2,327        412         1998          1968
  Air Park I              -        250      1,916          235        250      2,151     2,401        474         1998          1975
  Lamar I                 -        655      2,651          353        655      3,004     3,659        675         1998       1978/80
  Lamar II            1,820        677      2,747          347        677      3,094     3,771        767         1998       1978/80
  Delp I & III            -        649      2,583          883        649      3,466     4,115        837         1998          1977
  Penney                  -        486      1,946            1        486      1,947     2,433        428         1998          1972
  Southeast
   Crossing               -      1,802     10,267        1,485      1,802     11,752    13,554      3,667         1999       1987/97
LOUISIANA
 New Orleans
  Elmwood                 -      2,861      6,337        2,128      2,861      8,465    11,326      3,228         1997          1979
  Riverbend               -      2,592     17,623        1,386      2,592     19,009    21,601      5,511         1997          1984
COLORADO
 Denver
  Rampart I               -      1,023      3,861          542      1,023      4,403     5,426      2,027         1988          1987
  Rampart II              -        230      2,977          743        230      3,720     3,950      1,324      1996/97       1996/97
  Rampart III             -      1,098      3,884        1,169      1,098      5,053     6,151      1,181      1997/98          1999
OKLAHOMA
 Oklahoma City
  Northpointe             -        777      3,113            2        777      3,115     3,892        542         1998       1996/97
 Tulsa
  Braniff                 -      1,066      4,641        1,256      1,066      5,897     6,963      1,974         1996          1974
MISSISSIPPI
  Interchange (i)     4,409        343      5,007          955        343      5,962     6,305      1,828         1997          1981
  Tower              10,620          -      9,958        1,174          -     11,132    11,132        902         2001          2002
  Metro Airport I         -        303      1,479          319        303      1,798     2,101        124         2001          2003
MICHIGAN
  Auburn              2,416      3,230     12,922          132      3,231     13,053    16,284      2,858         1998          1986
                   ---------------------------------------------------------------------------------------
                    303,674    139,783    614,333       91,023    139,857    705,282   845,139    174,645
                   ---------------------------------------------------------------------------------------

Industrial Development:
FLORIDA
 Palm River South         -        655          -        2,537        655      2,537     3,192          -         2000           n/a
 Palm River
  South II                         655          -          802        655        802     1,457          -         2000           n/a
 Executive
  Airport II              -        781          -        2,190        781      2,190     2,971          -         2001           n/a
 Sunport V                -        750          -        2,504        750      2,504     3,254          -         2001           n/a
 Sunport VI               -        672          -          372        672        372     1,044          -         2001           n/a
 Southridge I             -        380          -          464        380        464       844          -         2004           n/a
 Southridge V             -        391          -          891        391        891     1,282          -         2004           n/a
 Southridge Land          -      5,272          -          850      5,098      1,024     6,122          -         2003           n/a
 Blue Heron Land          -        450          -           28        450         28       478          -         2004           n/a
TEXAS
 World
  Houston 16              -        519          -        2,748        519      2,748     3,267          -         2000           n/a
 Techway S.W. III         -        597          -          552        751        398     1,149          -         1999           n/a
 Techway S.W. IV          -        535          -          620        674        481     1,155          -         1999           n/a
 World Houston Land       -      2,135          -          575      2,154        556     2,710          -         2000           n/a
 World Houston Land       -      1,147          -          405      1,181        371     1,552          -         2000           n/a
 Americas Ten II          -        708          -          562        708        562     1,270          -         2001           n/a
 Americas Ten III         -        656          -          518        656        518     1,174          -         2001           n/a
ARIZONA
 SanTan 10                -        820          -        2,486        846      2,460     3,306         17         2001           n/a
 SanTan 10 Phase Two      -      1,088          -           25      1,088         25     1,113          -         2004           n/a
 43rd Avenue              -        701          -            3        701          3       704          -         2004           n/a
 Interstate
  Commons III             -        237          -          142        242        137       379          -         2000           n/a
 Airport II               -        299          -           27        300         26       326          -         2000           n/a
MISSISSIPPI
 Metro Airport II         -        280          -          301        280        301       581          -         2001           n/a
                   ---------------------------------------------------------------------------------------
                          -     19,728          -       19,602     19,932     19,398    39,330         17
                   ---------------------------------------------------------------------------------------

Real Estate Properties
  Held For Sale:
 TEXAS
  World Houston
   Land (d)               -        765          -            8        773          -       773          -         2000           n/a
 TENNESSEE
  Delp II                 -        400      1,614           48        400      1,662     2,062        400         1998          1977
 FLORIDA
  Sabal Park Land (d)     -        118          -           84        202          -       202          -         1998           n/a
                   ---------------------------------------------------------------------------------------
                          -      1,283      1,614          140      1,375      1,662     3,037        400
                   ---------------------------------------------------------------------------------------
Total real estate
 owned (a)(b)      $303,674    160,794    615,947      110,765    161,164    726,342   887,506    175,062
                   =======================================================================================

(a) Changes in Real Estate Properties follow:

                                                                          Years Ended December 31,
                                                                -------------------------------------------
                                                                    2004            2003             2002
                                                                --------------------------------------------
                                                                              (In thousands)
        Balance at beginning of year..........................  $  842,577          791,671         736,240
        Purchase of real estate properties....................      19,867           18,639          13,363
        Development of real estate properties.................      19,196           22,238          35,600
        Improvements to real estate properties................      10,866           10,929           9,686
        Carrying amount of investments sold...................      (4,659)            (784)         (3,218)
        Write-off of improvements.............................        (341)            (116)              -
                                                                -----------       -----------     ----------
        Balance at end of year (1) ...........................  $  887,506          842,577         791,671
                                                                ===========       ===========     ==========

     (1) Includes 20% minority interest in University Business Center totaling $5,874,000 at December 31, 2004 and $5,867,000 at December 31, 2003.

Changes in the accumulated depreciation on real estate properties follow:

                                                                          Years Ended December 31,
                                                                --------------------------------------------
                                                                    2004            2003            2002
                                                                --------------------------------------------
                                                                              (In thousands)
        Balance at beginning of year..........................  $  146,934          118,977          92,201
        Depreciation expense..................................      29,249           28,128          27,050
        Accumulated depreciation on assets sold...............        (968)             (55)           (371)
        Other.................................................        (153)            (116)             97
                                                                -----------       ----------      ----------
        Balance at end of year ...............................  $  175,062          146,934         118,977
                                                                ===========       ==========      ==========

(b) The estimated aggregate cost of real estate properties at December 31, 2004 for federal income tax purposes was approximately $815,343,000 before estimated accumulated tax depreciation of $124,550,000. The federal income tax return for the year ended December 31, 2004 has not been filed and, accordingly, this estimate is based on preliminary data.

(c) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d) The investment was not producing income to the Company as of December 31, 2004, 2003 and 2002.

(e) EastGroup  has  a  $39,222,000   nonrecourse   first   mortgage  loan   with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry and Shaw.

(f) EastGroup has a $10,945,000 nonrecourse first mortgage loan with Prudential Life secured by East University I & II, Broadway VI, 55th Avenue and Ethan Allen.

(g) EastGroup has a $25,266,000 nonrecourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3-9.

(h) EastGroup  has  a  $42,388,000   nonrecourse   first   mortgage  loan   with
Metropolitan Life secured by Interstate I, II & III, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas.

(i) EastGroup has a $38,531,000 nonrecourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I and World Houston 12 & 13.

(j) EastGroup has a $44,278,000 nonrecourse first mortgage loan with Prudential Life secured by Broadway V, 35th Avenue, Sunbelt, Freeport, Lockwood, Northwest Point, Techway Southwest I and World Houston 10, 11 & 14.

(k) EastGroup has a $30,300,000 nonrecourse first mortgage loan with New York Life secured by World Houston 17, Kirby, Americas Ten I, Shady Trail, Palm River North I, II & III and Westlake I & II.

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2004

                                                Number of        Interest      Maturity                   Periodic
                                                  Loans             Rate          Date                  Payment Terms
                                                ----------------------------------------------------------------------------------
First mortgage loan:
   Kearn Creek, City of Industry, California         1              6.00%        11/07                Interest monthly
Second mortgage loan:
   Kearn Creek, City of Industry, California         1              9.00%        11/07        Interest monthly/Principal annually
                                                -----------
Total mortgage loans (c)                             2
                                                ===========

                                                                                           Principal
                                                  Face Amount       Carrying           Amount of Loans
                                                 of Mortgages       Amount of        Subject to Delinquent
                                                 Dec. 31, 2004      Mortgages       Principal or Interest (d)
                                                ---------------------------------------------------------------
                                                                         (In thousands)
First mortgage loan:
   Kearn Creek, City of Industry, California    $      6,750      $       6,750                      -
Second mortgage loan:
   Kearn Creek, City of Industry, California             800                800                      -
                                                ---------------------------------------------------------------
Total mortgage loans                            $      7,550      $       7,550 (a)(b)               -
                                                ===============================================================

(a) Changes in mortgage loans follow:

                                                                 Years Ended December 31,
                                                     ------------------------------------------------
                                                          2004             2003             2002
                                                     ------------------------------------------------
                                                                    (In thousands)
Balance at beginning of year...................      $        -               13              5,515
Advances on mortgage notes receivable..........           7,550                -                  -
Payments on mortgage notes receivable..........               -              (13)            (5,502)
                                                     ------------------------------------------------
Balance at end of year.........................      $    7,550                -                 13
                                                     ================================================

(b) The aggregate cost for federal income tax purposes is approximately $7,550,000.

(c) Reference  is   made  to  allowance  for  possible  losses  on  real  estate investments in the notes to consolidated financial statements.

(d) Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        EASTGROUP PROPERTIES, INC.

                        By: /s/ DAVID H. HOSTER II
                            ----------------------------------------
                        David H. Hoster II, Chief Executive Officer, President & Director
                        March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*                                          *
------------------------------             ---------------------------------
D. Pike Aloian, Director                   Alexander G. Anagnos, Director
March 11, 2005                             March 11, 2005

*                                          *
------------------------------             ---------------------------------
H. C. Bailey, Jr., Director                Hayden C. Eaves III, Director
March 11, 2005                             March 11, 2005

*                                          *
------------------------------             ---------------------------------
Fredric H. Gould, Director                 David M. Osnos, Director
March 11, 2005                             March 11, 2005

*                                          /s/ N. KEITH MCKEY
------------------------------             ---------------------------------
Leland R. Speed, Chairman of the Board     * By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)              March 15, 2005
March 11, 2005


/s/ BRUCE CORKERN
------------------------------
Bruce Corkern, Sr. Vice President & Controller
(Principal Accounting Officer)
March 15, 2005

/s/ N. KEITH MCKEY
------------------------------
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
March 15, 2005

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

     (3)  Exhibits required by Item 601 of Regulation S-K:

          (3)  Articles of Incorporation and Bylaws

               (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
               (b) Bylaws of the Company (incorporated by reference to Appendix C to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
               (c) Articles Supplementary of the Company relating to the Series C Preferred Stock (incorporated by reference to Exhibit A to
                    Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
               (d) Articles Supplementary of the Company relating to the 7.95% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company's Form 8-A filed June 6, 2003).

          (4)  Instruments Defining the Rights of Security Holders

               (a) Rights Agreement dated as of December 3, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
               (b) First Amendment to Rights Agreement dated December 20, 2004 between the Company and Equiserve Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed December 22, 2004).

          (10) Material   Contracts   (*Indicates   management  or  compensatory
               agreement):

               (a) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
               (b) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the
                    Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
               (c) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
               (d) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held May 27, 2004).*
               (e) Form of Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31,
                    1996).*
               (f) Form of Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas and C. Bruce Corkern (filed herewith).*
               (g) Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 2002).*
               (h) Credit Agreement dated December 6, 2004 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch and SunTrust Bank as Co-Syndication Agents; AmSouth Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; PNC Capital Markets, Inc., as Sole Lead Arranger and Sole Bookrunner; and the Lenders (filed herewith).

          (21) Subsidiaries of EastGroup Properties, Inc. (filed herewith).

          (23) Consent of KPMG LLP (filed herewith).

          (24) Powers of attorney (filed herewith).

          (31) Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

               (a)  David H.  Hoster II,  Chief  Executive  Officer
               (b)  N. Keith McKey, Chief Financial Officer

          (32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer