Form 10-Q
period 2005-03-31
EASTGROUP PROPERTIES INC
filed 2005-05-06
CIK 49600

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005              COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of May 3, 2005 was 21,980,822.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                 Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets, March 31, 2005 (unaudited)
          and December 31, 2004                                                    3

          Consolidated statements of income for the three months ended
          March 31, 2005 and 2004 (unaudited)                                      4

          Consolidated statement of changes in stockholders' equity for
          the three months ended March 31, 2005 (unaudited)                        5

          Consolidated statements of cash flows for the three months
          ended March 31, 2005 and 2004 (unaudited)                                6

          Notes to consolidated financial statements (unaudited)                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                               11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk              20

Item 4.   Controls and Procedures                                                 21

PART II.  OTHER INFORMATION

Item 6.   Exhibits                                                                21

SIGNATURES

Authorized signatures                                                             22

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                  March 31, 2005        December 31, 2004
                                                                                ------------------------------------------
                                                                                   (Unaudited)
ASSETS
  Real estate properties.......................................................   $     898,847                   845,139
  Development..................................................................          47,302                    39,330
                                                                                ------------------------------------------
                                                                                        946,149                   884,469
      Less accumulated depreciation............................................        (182,426)                 (174,662)
                                                                                ------------------------------------------
                                                                                        763,723                   709,807
                                                                                ------------------------------------------

  Real estate held for sale....................................................             975                     2,637
  Unconsolidated investment....................................................           9,268                     9,256
  Mortgage loans receivable....................................................           7,550                     7,550
  Cash.........................................................................             972                     1,208
  Other assets.................................................................          43,407                    38,206
                                                                                ------------------------------------------
      TOTAL ASSETS.............................................................   $     825,895                   768,664
                                                                                ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable.......................................................   $     325,342                   303,674
  Notes payable to banks.......................................................          95,546                    86,431
  Accounts payable & accrued expenses..........................................          16,392                    16,181
  Other liabilities............................................................           9,526                     8,688
                                                                                ------------------------------------------
                                                                                        446,806                   414,974
                                                                                ------------------------------------------

                                                                                ------------------------------------------
Minority interest in joint venture.............................................           1,834                     1,884
                                                                                ------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued...........................................................               -                         -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
    stated liquidation preference of $33,000...................................          32,326                    32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    21,920,822 shares issued and outstanding at March 31, 2005 and
    21,059,164 at December 31, 2004............................................               2                         2
  Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares
    issued.....................................................................               -                         -
  Additional paid-in capital on common shares..................................         387,957                   357,011
  Distributions in excess of earnings..........................................         (40,553)                  (35,207)
  Accumulated other comprehensive income.......................................             258                        14
  Unearned compensation........................................................          (2,735)                   (2,340)
                                                                                ------------------------------------------
                                                                                        377,255                   351,806
                                                                                ------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $     825,895                   768,664
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ------------------------------------
                                                                                     2005                  2004
                                                                                ------------------------------------
REVENUES
  Income from real estate operations........................                    $     30,298               27,416
  Equity in earnings of unconsolidated investment...........                             162                    -
  Mortgage interest income..................................                             119                    -
  Other.....................................................                              75                   32
                                                                                ------------------------------------
                                                                                      30,654               27,448
                                                                                ------------------------------------
EXPENSES
  Operating expenses from real estate operations............                           8,461                7,616
  Interest..................................................                           5,970                4,919
  Depreciation and amortization.............................                           9,070                8,198
  General and administrative................................                           1,898                1,676
  Minority interest in joint venture........................                             129                  121
                                                                                ------------------------------------
                                                                                      25,528               22,530
                                                                                ------------------------------------

INCOME FROM CONTINUING OPERATIONS...........................                           5,126                4,918

DISCONTINUED OPERATIONS
  Income from real estate operations........................                              33                   94
  Gain on sale of real estate investments...................                             377                    -
                                                                                ------------------------------------
INCOME FROM DISCONTINUED OPERATIONS ........................                             410                   94
                                                                                ------------------------------------

NET INCOME..................................................                           5,536                5,012

  Preferred dividends-Series D..............................                             656                  656
                                                                                ------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................                    $      4,880                4,356
                                                                                ====================================

BASIC PER COMMON SHARE DATA.................................
  Income from continuing operations.........................                    $        .21                  .21
  Income from discontinued operations.......................                             .02                    -
                                                                                ------------------------------------
  Net income available to common stockholders...............                    $        .23                  .21
                                                                                ====================================

  Weighted average shares outstanding.......................                          20,891               20,687
                                                                                ====================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations.........................                    $        .21                  .20
  Income from discontinued operations.......................                             .02                  .01
                                                                                ------------------------------------
  Net income available to common stockholders...............                    $        .23                  .21
                                                                                ====================================

  Weighted average shares outstanding.......................                          21,196               21,114
                                                                                ====================================

Dividends declared per common share.........................                    $       .485                 .480

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                               Accumulated
                                                                     Additional               Distributions       Other
                                                Preferred   Common    Paid-In     Unearned      In Excess     Comprehensive
                                                  Stock     Stock     Capital   Compensation   Of Earnings        Income     Total
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004..................... $ 32,326        2     357,011       (2,340)       (35,207)            14    351,806
 Comprehensive income
  Net income...................................        -        -           -            -          5,536              -      5,536
  Net unrealized change in cash flow hedge.....        -        -           -            -              -            244        244
                                                                                                                            --------
    Total comprehensive income.................                                                                               5,780
                                                                                                                            --------
 Common dividends declared, $.485 per share....        -        -           -            -        (10,226)             -    (10,226)
 Preferred stock dividends declared, $.4969
  per share....................................        -        -           -            -           (656)             -       (656)
 Issuance of 800,000 shares of common stock,
  common stock offering........................        -        -      29,439            -              -              -     29,439
 Stock-based compensation, net of forfeitures..        -        -       1,423         (395)             -              -      1,028
 Issuance of 2,495 shares of common stock,
  dividend reinvestment plan...................        -        -          94            -              -              -         94
 Other.........................................        -        -         (10)           -              -              -        (10)
                                                ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005........................ $ 32,326        2     387,957       (2,735)       (40,553)           258    377,255
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                            -------------------------------------
                                                                                                 2005                   2004
                                                                                            -------------------------------------
OPERATING ACTIVITIES
  Net income...........................................................................     $     5,536                  5,012
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations...........................           9,070                  8,198
    Depreciation and amortization from discontinued operations.........................               1                     65
    Minority interest depreciation and amortization....................................             (35)                   (35)
    Gain on sale of real estate investments from discontinued operations...............            (377)                     -
    Stock-based compensation expense...................................................             448                    303
    Equity in earnings of unconsolidated investment net of distributions...............             (12)                     -
    Changes in operating assets and liabilities:
      Accrued income and other assets..................................................          (1,389)                   687
      Accounts payable, accrued expenses and prepaid rent..............................              25                   (544)
                                                                                            -------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................          13,267                 13,686
                                                                                            -------------------------------------

INVESTING ACTIVITIES
  Purchases of real estate.............................................................         (20,964)                (8,140)
  Real estate development..............................................................         (17,122)                (3,016)
  Real estate improvements.............................................................          (1,692)                (2,230)
  Proceeds from sale of real estate investments........................................           2,085                      -
  Changes in other assets and other liabilities........................................           1,300                 (1,404)
                                                                                            -------------------------------------
NET CASH USED IN INVESTING ACTIVITIES..................................................         (36,393)               (14,790)
                                                                                            -------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings........................................................          43,813                 36,730
  Repayments on bank borrowings........................................................         (34,698)               (17,888)
  Principal payments on mortgage notes payable.........................................          (4,328)                (4,987)
  Debt issuance costs..................................................................             (42)                   (50)
  Distributions paid to stockholders...................................................         (10,802)               (10,610)
  Proceeds from common stock offering..................................................          29,439                      -
  Proceeds from exercise of stock options..............................................             580                    990
  Proceeds from dividend reinvestment plan.............................................              94                     86
  Other................................................................................          (1,166)                (2,835)
                                                                                            -------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............................................          22,890                  1,436
                                                                                            -------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................            (236)                   332
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................           1,208                  1,786
                                                                                            -------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................     $       972                  2,118
                                                                                            =====================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $501 and $500 for 2005
    and 2004, respectively.............................................................     $     5,743                  4,731
  Fair value of debt assumed by the Company in the purchase of real estate.............          26,057                  2,091
  Incentive compensation issuance of common stock, net of forfeitures..................             865                  1,027

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2004 annual report and the notes thereto.

(2) USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period, and to disclose material contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(3)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation.

(4) REAL ESTATE PROPERTIES

     Geographically, the Company's investments are concentrated in major Sunbelt market areas of the United States, primarily in the states of Florida, Texas, California and Arizona. Real estate properties are carried at cost less accumulated depreciation. Cost includes the carrying amount of the Company's investment plus any additional consideration paid, liabilities assumed, costs of securing title (not to exceed fair market value in the aggregate) and improvements made subsequent to acquisition. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $7,764,000 and $7,295,000 for the three months ended March 31, 2005 and 2004, respectively. The Company's real estate properties at March 31, 2005 and December 31, 2004 were as follows:

                                                                    --------------------------------------
                                                                     March 31, 2005     December 31, 2004
                                                                    --------------------------------------
                                                                               (In thousands)
        Real estate properties:
           Land................................................      $      147,466               139,857
           Buildings and building improvements.................             631,650               595,852
           Tenant and other improvements.......................             119,731               109,430
        Development............................................              47,302                39,330
                                                                    --------------------------------------
                                                                            946,149               884,469
           Less accumulated depreciation.......................            (182,426)             (174,662)
                                                                    --------------------------------------
                                                                     $      763,723               709,807
                                                                    ======================================

(5) REAL ESTATE HELD FOR SALE

     Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
     At December 31, 2004, the Company was offering for sale the Delp Distribution Center II in Memphis, Tennessee with a carrying value of $1,662,000 and 6.87 acres of land in Houston, Texas and Tampa, Florida with a carrying amount of $975,000. During the first quarter of 2005, the Company sold Delp II and generated a gain of $377,000. At March 31, 2005, the Houston and Tampa land with a total carrying value of $975,000 was held for sale. No loss is anticipated on the sale of the properties that are held for sale. The results of operations for the properties sold or held for sale during the periods reported are shown under

Discontinued Operations on the consolidated income statement. No interest expense was allocated to the properties that are held for sale.

(6) BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $435,000 and $190,000 for the three months ended March 31, 2005 and 2004, respectively. Amortization of above and below market leases was immaterial for all periods presented.
     Total cost of the properties acquired for the three months ended March 31, 2005 was $47,021,000, of which $42,866,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $4,078,000 to in-place lease intangibles and $222,000 to above market leases (both included in Other Assets on the balance sheet) and $145,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $20,964,000 for the properties and intangibles acquired, assumed mortgages of $25,142,000 and recorded premiums of $915,000 to adjust the mortgage loans assumed to fair market value.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at March 31, 2005 and December 31, 2004.

(7) OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                             ---------------------------------------
                                                                                              March 31, 2005      December 31, 2004
                                                                                             ---------------------------------------
                                                                                                          (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization....          $       12,191                 12,003
        Deferred rent receivable, net of allowance for doubtful accounts............                  11,289                 10,832
        Accounts receivable, net of allowance for doubtful accounts.................                   2,347                  2,316
        Acquired in-place lease intangibles, net of accumulated amortization........                   6,572                  2,931
        Goodwill....................................................................                     990                    990
        Prepaid expenses and other assets...........................................                  10,018                  9,134
                                                                                             ---------------------------------------
                                                                                              $       43,407                 38,206
                                                                                             =======================================

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                ---------------------------------------
                                                                                 March 31, 2005      December 31, 2004
                                                                                ---------------------------------------
                                                                                            (In thousands)
        Property taxes payable...........................................        $        5,707                  6,689
        Dividends payable................................................                 2,435                  2,355
        Other payables and accrued expenses..............................                 8,250                  7,137
                                                                                ---------------------------------------
                                                                                 $       16,392                 16,181
                                                                                =======================================

(9) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2005 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three months ended March 31, 2005 and 2004 are summarized below.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ---------------------------
                                                                            2005          2004
                                                                       ---------------------------
                                                                              (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of year..............................      $     14           (30)
          Change in fair value of interest rate swap..............           244          (264)
                                                                       ---------------------------
        Balance at end of period..................................      $    258          (294)
                                                                       ===========================

(10) EARNINGS PER SHARE

     The Company applies SFAS No. 128, Earnings Per Share, which requires companies to present basic earnings per share (EPS) and diluted EPS. Basic EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.
     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of nonvested restricted stock and stock options had the options been exercised. The dilutive effect of stock options and their equivalents (such as nonvested restricted stock) was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ---------------------------
                                                                            2005          2004
                                                                       ---------------------------
                                                                              (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders...      $  4,880         4,356
          Denominator-weighted average shares outstanding.........        20,891        20,687
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders...      $  4,880         4,356
          Denominator:
            Weighted average shares outstanding...................        20,891        20,687
            Common stock options..................................           166           240
            Nonvested restricted stock............................           139           187
                                                                       ---------------------------
              Total Shares........................................        21,196        21,114
                                                                       ===========================

(11) COMMON STOCK ISSUANCE

     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock to Citigroup Global Markets Inc. The net proceeds from the offering of the shares were approximately $29.4 million after deducting the underwriting discount and other offering expenses. The Company intends to use the net proceeds from this offering for general corporate purposes, including possible acquisition or development of industrial properties and repayment of fixed rate debt maturing in 2005. Pending such transactions, the Company used the proceeds to reduce its outstanding variable rate debt. In May, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares for net proceeds of approximately $2.2 million.

(12) STOCK-BASED COMPENSATION

     The Company has a management incentive plan which was adopted in 2004 (the "2004 Plan"), under which employees of the Company currently are issued common stock in the form of restricted stock and may, in the future, be issued other forms of stock-based compensation. The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The 2004 Plan replaced the 1994 Plan, under which employees of the Company were also granted stock option awards, restricted stock and other forms of stock-based compensation. No further grants will be made under the 1994 Plan.
     The Company accounts for restricted stock in accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method. The Company records the fair market value of the restricted stock to additional paid-in capital when the shares are granted and offsets unearned compensation by the same amount. The unearned compensation is amortized over the restricted period into compensation expense. Previously expensed stock-based compensation related to forfeited shares reduces compensation expense during the period in which the shares are forfeited. Stock-based compensation expense for the three months ended March 31, 2005 and 2004 was $448,000 and $303,000, respectively. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest.
     During the three months ended March 31, 2005, the Company granted 33,446 shares of common stock under these plans and 1,890 shares were forfeited. In addition, 6,865 common shares were issued to employees upon the exercise of stock options under the 1994 Plan and 21,000 shares were issued to directors under the Directors Stock Option Plan.

(13) SUBSEQUENT EVENTS

     The Company has signed an application for a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan is expected to close at the end of May and will have a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the expected loan proceeds payable to the co-owner ($6.65 million) will be paid to EastGroup to reduce the $6.75 million note that EastGroup advanced to the co-owner in November 2004 as part of the acquisition. Accordingly, the total proceeds of $13.3 million will be paid to EastGroup and will be used to reduce EastGroup's outstanding variable rate bank debt.
     In May, the underwriter for the common stock offering disclosed in Note 11 closed on the exercise of the option to purchase additional shares to cover over-allotments and purchased 60,000 additional shares for net proceeds of approximately $2.2 million.
     Also subsequent to March 31, 2005, the Company entered into two contracts to purchase land in Florida and Texas for approximately $6.2 million. These acquisitions are expected to close later in 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     EastGroup's goal is to maximize shareholder value by being a leading provider of functional, flexible, and high quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are lease expirations, rental decreases and tenant defaults. During the quarter ended March 31, 2005, leases on 1,246,000 square feet (5.9%) of EastGroup's total square feet of 21,215,000 expired, and the Company was successful in renewing or re-leasing 51% of that total. In addition, EastGroup leased 356,000 square feet of other vacant space during the quarter. During the first quarter of 2005, average rental rates on new and renewal leases increased by 1.8%.
     EastGroup's total leased percentage decreased to 92.9% at March 31, 2005 from 93.5% at March 31, 2004. The expiring leases anticipated for the remainder of 2005 were 10.3% of the portfolio at March 31, 2005. Since the end of the first quarter in 2005, the Company has experienced positive leasing activity and reduced this percentage to 8.4% as of May 3, 2005. Property net operating income from same properties increased 3.7% for the quarter ended March 31, 2005 as compared to the same period in 2004. The first quarter of 2005 was EastGroup's seventh consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the first three months of 2005, the Company purchased 113.5 acres of land for development and two properties (705,000 square feet) for approximately $56 million. The Company sold one property during the first quarter for net proceeds of approximately $2.1 million, generating a gain of $377,000. This disposition represented an opportunity to recycle capital into acquisitions and targeted development with greater upside potential. For 2005, the Company has projected $25-30 million in new acquisitions (net of dispositions) and has identified approximately $45-50 million of development opportunities.
     In January 2005, EastGroup acquired Arion Business Park in San Antonio, Texas for a purchase price of $40 million. Arion is a master-planned business park containing 524,000 square feet in 14 existing industrial buildings and 15.5 acres of land for the future development of approximately another 170,000 square feet. The buildings were constructed between 1988 and 2000 and are currently
91.2% leased to 25 customers. As part of the acquisition price, EastGroup assumed the outstanding first mortgage balance of $20.5 million. This interest only, nonrecourse mortgage has a fixed rate of 5.99% and matures in December
2006. In applying purchase accounting to this assumed mortgage, the Company recorded a premium to reflect the fair market interest rate of 4.45%
     In March 2005, EastGroup acquired Interstate Distribution Center in Jacksonville, Florida for a purchase price of $7.9 million. Interstate contains 181,000 square feet in two multi-tenant business distribution buildings. Built in 1990, the property is 100% leased to seven customers. As part of the acquisition price, EastGroup assumed the outstanding first mortgage balance of $4.6 million. This nonrecourse mortgage has a fixed interest rate of 6.91% and matures in 2013. In applying purchase accounting to this assumed mortgage, the Company recorded a premium to reflect the fair market interest rate of 5.64%.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity. In addition to the 15.5 acres of development land acquired with Arion, in January 2005, EastGroup purchased 32.2 acres adjacent to its Southridge development in Orlando for $1.9 million, which is expected to increase the eventual build-out of Southridge by 275,000 square feet to a total of over one million square feet. In February 2005, the Company acquired 65.8 acres in Tampa for $5.0 million. This represents all the remaining undeveloped industrial land in Oak Creek Business Park in which EastGroup currently owns two buildings. During the first quarter of 2005, the Company transferred two properties (both 100% leased) with an aggregate investment of approximately $6.8 million from development to the operating portfolio.
     The Company primarily funds its initial acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. The Company has no off-balance sheet arrangements. In addition to the mortgage loan assumptions on the purchases discussed above, the Company plans to obtain new fixed rate debt of approximately $25 million in mid-2005.
     The Company has signed an application for a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan is expected to close at the end of May and will have a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the expected loan proceeds payable to the co-owner ($6.65 million) will be paid to EastGroup to reduce the $6.75 million note that EastGroup advanced to the co-owner in November 2004 as part of the acquisition. Accordingly, the total proceeds of $13.3 million will be paid to EastGroup and will be used to reduce EastGroup's outstanding variable rate bank debt.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock to Citigroup Global Markets Inc. The net proceeds from the offering of the shares were approximately $29.4 million after deducting the underwriting discount and other offering expenses. The Company intends to use the net proceeds from this offering for general corporate purposes, including possible acquisition or development of industrial properties and repayment of fixed rate debt maturing in 2005. Pending such transactions, the Company used the proceeds to reduce its outstanding variable rate debt. In May, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares for net proceeds of approximately $2.2 million.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization on Feburary 2, 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through May 2005. EastGroup is obligated under a recourse mortgage loan on the property for $10,485,000 as of March 31, 2005. Property net operating income for 2004 was $1,369,000, 2003 was $1,374,000 and 2002 was
$420,000 (lease commenced in September 2002). Rental income due for 2005 is $1,389,000 with estimated property net operating income budgeted for 2005 of $1,372,000. Property net operating income for the first quarter of 2005 was $341,000.
     EastGroup has one reportable segment--industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, repair and maintenance expenses, management fees and other operating costs. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three months ended March 31, 2005 and 2004 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2005            2004
                                                                                       ----------------------------
                                                                                              (In thousands)
Income from real estate operations..............................................       $   30,298         27,416
Operating expenses from real estate operations..................................           (8,461)        (7,616)
                                                                                       ----------------------------
PROPERTY NET OPERATING INCOME...................................................           21,837         19,800

Equity in earnings of unconsolidated investment (before depreciation)...........              199              -
Income from discontinued operations (before depreciation and amortization)......               34            159
Mortgage interest income........................................................              119              -
Other income....................................................................               75             32
Interest expense................................................................           (5,970)        (4,919)
General and administrative expense..............................................           (1,898)        (1,676)
Minority interest in earnings (before depreciation and amortization)............             (164)          (156)
Dividends on Series D preferred shares..........................................             (656)          (656)
                                                                                       ----------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS..........................           13,576         12,584
Depreciation and amortization from continuing operations........................           (9,070)        (8,198)
Depreciation and amortization from discontinued operations......................               (1)           (65)
Depreciation from unconsolidated investment.....................................              (37)             -
Share of joint venture depreciation and amortization............................               35             35
Gain on sale of depreciable real estate investments.............................              377              -
                                                                                       ----------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.....................................            4,880          4,356
Dividends on preferred shares...................................................              656            656
                                                                                       ----------------------------

NET INCOME......................................................................       $    5,536          5,012
                                                                                       ============================

Net income available to common stockholders per diluted share...................       $      .23            .21
Funds from operations available to common stockholders per diluted share........       $      .64            .60

Diluted shares for earnings per share and funds from operations.................           21,196         21,114

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share increased 6.7% for the first quarter of 2005 primarily due to higher PNOI of $2,037,000 (a 10.3% increase in PNOI). The increase in PNOI resulted from $1,011,000 attributable to 2004 and 2005 acquisitions, $298,000 from newly developed properties and $728,000 from internal growth. FFO per share increased for both the 3rd and 4th quarters of 2004 and for the year 2004. The second quarter of 2004 was the same as the prior year's second quarter. These results are a key improvement over the previous eight quarters ended March 31, 2004 in which the change was negative (FFO per share decreased). The Company anticipates an increase in FFO per share for 2005 compared to 2004, primarily due to same property operations and operations resulting from acquisitions and developments.
o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.7% for the first quarter. The first quarter of 2005 was the seventh consecutive quarter of positive results. The Company is continuing to see improvement which results from increases in occupancy more than offsetting the decrease in rental rates on lease renewals and new leasing. The Company budgeted an increase in same property PNOI for 2005.
o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at March 31, 2005 was 91.2%, a decrease from December 31, 2004 occupancy of 93.2%, which included several seasonal tenant leases. Occupancy has ranged from 90% to 93% for twelve straight quarters. Average occupancy is expected to continue to be in the 90-92.5% range during 2005.
o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rate increases on new and renewal leases averaged 1.8% for the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
     In accordance with SFAS No. 141, "Business Combinations," the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge in the income statement.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2004 taxable income to its stockholders and expects to distribute all of its taxable income in 2005. Accordingly, no provision for income taxes was necessary in 2004, nor is it expected to be necessary for 2005.

FINANCIAL CONDITION
(Comments are for the balance sheets dated March 31, 2005 and December 31, 2004.)

     EastGroup's assets were $825,895,000 at March 31, 2005, an increase of $57,231,000 from December 31, 2004. Liabilities increased $31,832,000 to
$446,806,000  and  stockholders'  equity  increased  $25,449,000 to $377,255,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $53,708,000 during the three months ended March 31, 2005. This increase was primarily due to the purchase of two properties for total costs of $42,866,000 and the transfer of two properties from development with total costs of $6,752,000, as detailed below. One of the properties acquired is located in Jacksonville, an existing core market, and the other is in San Antonio, a market that EastGroup entered in 2004. The Company views the San Antonio market as having potential for growing EastGroup's ownership to over one million square feet and that the investment there will complement existing operations in Houston, Dallas and El Paso. EastGroup increased its ownership in San Antonio to 777,000 square feet with the purchase of Arion Business Park, which contains 524,000 square feet in 14 industrial buildings and 15.5 acres of land for the future development of approximately another 170,000 square feet.

        Real Estate Properties Acquired in 2005         Location             Size        Date Acquired        Cost (1)
        -----------------------------------------------------------------------------------------------------------------
                                                                        (Square feet)                      (In thousands)
        Arion Business Park ...................     San Antonio, TX        524,000        01-21-05          $    35,288
        Interstate Distribution Center.........     Jacksonville, FL       181,000        03-31-05                7,578
                                                                         ----------                        --------------
              Total Acquisitions...............                            705,000                          $    42,866
                                                                         ==========                        ==============

(1) Total cost of the properties acquired was $47,021,000, of which $42,866,000 was allocated to real estate properties as indicated above. In accordance with SFAS No. 141, "Business Combinations," intangibles associated with the purchases of real estate were allocated as follows: $4,078,000 to in-place lease intangibles and $222,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $145,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $20,964,000 for the properties and intangibles acquired, assumed mortgages totaling $25,142,000 and recorded premiums totaling $915,000 to adjust the mortgage loans assumed to fair market value.

        Real Estate Properties Transferred from
                  Development in 2005                 Location              Size        Date Transferred     Cost at Transfer
        ----------------------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                          (In thousands)
        Santan 10..............................     Chandler, AZ            65,000          01-31-05             $     3,493
        Sunport Center V.......................     Orlando, FL             63,000          01-31-05                   3,259
                                                                       -------------                          ----------------
              Total Developments Transferred...                            128,000                               $     6,752
                                                                       =============                          ================

     In addition to acquisitions and development in 2005, the Company made capital improvements of $1,692,000 on existing and acquired properties (shown by category in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $2,398,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs during the 12-month period following transfer.
     Accumulated depreciation on real estate properties increased $7,764,000 due to depreciation expense on real estate properties.

Development

     The investment in development at March 31, 2005 was $47,302,000 compared to $39,330,000 at December 31, 2004. Total incremental capital investment for development for the first quarter of 2005 was $17,122,000. In addition to the costs of $14,724,000 incurred for the three months ended March 31, 2005 as detailed in the following table, the Company incurred costs of $2,398,000 on developments during the 12-month period following transfer to real estate properties.
     In January, EastGroup acquired 15.5 acres of development land ($2.1 million) as part of the Arion Business Park purchase. Also in January, EastGroup purchased 32.2 acres adjacent to its Southridge development in Orlando for $1.9 million, which is expected to increase the eventual build-out of Southridge by 275,000 square feet to a total of over one million square feet. In February 2005, the Company acquired 65.8 acres in Tampa for $5.0 million. This represents all the remaining undeveloped industrial land in Oak Creek Business Park in which EastGroup currently owns two buildings. Costs associated with these land acquisitions are all included in the respective markets below.

     The Company transferred two developments (both 100% leased) to real estate properties during the quarter with a total investment of $6,752,000 as of the date of transfer.

                                                                                    Costs Incurred
                                                                     ---------------------------------------------
                                                                         Costs          For the
                                                                      Transferred    Three Months     Cumulative        Estimated
     DEVELOPMENT                                            Size        In 2005      Ended 3/31/05   as of 3/31/05   Total Costs (1)
     -------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                       (In thousands)
     LEASE-UP
       Palm River South I, Tampa, FL..................      79,000    $       -             628             3,820          4,300
       World Houston 16, Houston, TX..................      94,000            -             360             3,627          5,100
                                                        ----------------------------------------------------------------------------
     Total Lease-up...................................     173,000            -             988             7,447          9,400
                                                        ----------------------------------------------------------------------------

     UNDER CONSTRUCTION
       Executive Airport CC II, Fort Lauderdale, FL...      55,000            -             620             3,591          4,200
       Southridge I, Orlando, FL......................      41,000            -             865             1,709          3,900
       Southridge V, Orlando, FL......................      70,000            -           1,146             2,428          4,600
       Techway SW III, Houston, TX....................     100,000        1,150             407             1,557          5,700
       Palm River South II, Tampa, FL.................      82,000        1,457              64             1,521          4,500
       Sunport Center VI, Orlando, FL.................      63,000        1,044             291             1,335          3,800
                                                        ----------------------------------------------------------------------------
     Total Under Construction.........................     411,000        3,651           3,393            12,141         26,700
                                                        ----------------------------------------------------------------------------

     PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
       Phoenix, AZ....................................     213,000            -             124             2,320         11,400
       Tucson, AZ.....................................      70,000            -               -               326          3,500
       Tampa, FL......................................     525,000       (1,457)          4,978             4,978         29,000
       Orlando, FL....................................     925,000       (1,044)          2,709             8,831         68,500
       West Palm Beach, FL............................      20,000            -              11               489          2,300
       El Paso, TX....................................     251,000            -               -             2,444          9,600
       Houston, TX....................................     583,000       (1,150)             87             5,503         31,000
       San Antonio, TX................................     171,000            -           2,119             2,119         12,400
       Jackson, MS....................................      28,000            -             123               704          2,000
                                                        ----------------------------------------------------------------------------
     Total Prospective Development....................   2,786,000       (3,651)         10,151            27,714        169,700
                                                        ----------------------------------------------------------------------------
                                                         3,370,000    $       -          14,532            47,302        205,800
                                                        ============================================================================

     DEVELOPMENTS COMPLETED AND TRANSFERRED
     TO REAL ESTATE PROPERTIES DURING THE
     THREE MONTHS ENDED MARCH 31, 2005
       Santan 10, Chandler, AZ........................      65,000    $       -             187             3,493
       Sunport Center V, Orlando, FL..................      63,000            -               5             3,259
                                                        --------------------------------------------------------------
     Total Transferred to Real Estate Properties......     128,000    $       -             192             6,752  (2)
                                                        ==============================================================

(1) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(2) Represents cumulative costs at the date of transfer.

     Real estate held for sale was $975,000 at March 31, 2005 and $2,637,000 at December 31, 2004. Delp Distribution Center II that was transferred to real estate held for sale in 2004 was sold at the end of February 2005. The sale of Delp II reflects the Company's strategy of reducing ownership in Memphis, a noncore market, as market conditions permit. See Results of Operations for a summary of the gain on the sale of this property.
     A summary of the changes in Other Assets is presented in Note 7 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $21,668,000 during the three months ended March 31, 2005 primarily due to the assumption of two mortgages totaling $25,142,000 on the acquisitions of Arion Business Park and Interstate Distribution Center. The Company recorded premiums totaling $915,000 to adjust the mortgage loans assumed to fair market value. These premiums are being amortized over the remaining lives of the associated mortgages. These increases were offset by the repayment of an 8.0% mortgage of $2,371,000 and regularly scheduled principal payments of $1,957,000.
     Notes payable to banks increased $9,115,000 as a result of advances of $43,813,000 exceeding repayments of $34,698,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable and Accrued Expenses. The increase of $838,000 in Other Liabilities was primarily due to recording tenant security deposits and other liabilities for acquired properties.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $5,346,000 as a result of dividends on common and preferred stock of $10,882,000 exceeding net income for financial reporting purposes of $5,536,000.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock to Citigroup Global Markets Inc. The net proceeds from the offering of the shares were approximately $29,439,000 after deducting the underwriting discount and other offering expenses. The Company intends to use the net proceeds from this offering for general corporate purposes, including possible acquisition or development of industrial properties and repayment of fixed rate debt maturing in 2005. Pending such transactions, the Company used the proceeds to reduce its outstanding variable rate debt.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.)

     Net income available to common stockholders for the three months ended March 31, 2005 was $4,880,000 ($.23 per basic and diluted share) compared to $4,356,000 ($.21 per basic and diluted share) for the three months ended March 31, 2004. The primary contributor to the increase in earnings per share was higher PNOI of $2,037,000, or 10.3%. The increase in PNOI resulted from $1,011,000 attributable to 2004 and 2005 acquisitions, $298,000 from newly developed properties and $728,000 from internal growth.
     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II and accounts for this investment under the equity method of accounting. The Company recognized $162,000 of equity in earnings from this unconsolidated investment in the three months ended March 31, 2005 (PNOI of $199,000 included above). EastGroup also earned $119,000 in mortgage loan interest income on the advances that the Company made to the co-owner in connection with the closing of this property.
     Bank interest expense before amortization of loan costs and capitalized interest was $998,000 for the three months ended March 31, 2005, an increase of $655,000 from the three months ended March 31, 2004. The increase for the quarter was due to higher average bank borrowings at higher average interest rates. Average bank borrowings for the three months ended March 31, 2005 were $104,342,000 at 3.88% compared with $57,726,000 at 2.39% for the same period of 2004. Interest costs incurred during the development phase of real estate properties are capitalized and offset against interest expense. The interest costs capitalized on real estate properties for the three months ended March 31, 2005 were $501,000 compared to $500,000 for the same period in 2004. Amortization of bank loan costs was $89,000 for the three months ended March 31, 2005 compared to $102,000 for the same period in 2004.
     Mortgage interest expense on real estate properties was $5,272,000 for the three months ended March 31, 2005, an increase of $403,000 from the three months ended March 31, 2004. Amortization of mortgage loan costs was $112,000 for the three months ended March 31, 2005, compared to $105,000 for the same period in 2004. The increases in 2005 were primarily due to a $30,300,000 new mortgage that the Company obtained in September 2004 and to the $20,500,000 loan assumed on the acquisition of Arion Business Park in January 2005. Mortgage principal payments were $4,328,000 for the three months ended March 31, 2005 and $4,987,000 for the same period of 2004. The Company has taken advantage of the lower available interest rates in the market during the past several years and has fixed several new large mortgages at rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings.
     Depreciation and amortization increased $872,000 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was primarily due to properties acquired and properties transferred from development during 2004 and 2005.
     The increase in general and administrative expenses of $222,000 for three months ended March 31, 2005 compared to the same period in 2004 was primarily from increased accounting costs associated with compliance of the Sarbanes-Oxley Act of 2002 and increased compensation costs, mainly due to the Company achieving goals in its incentive plans.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $457,000 for the three months ended March 31, 2005, compared to $903,000 for the same period in 2004.

Capital Expenditures
     Capital expenditures for the three months ended March 31, 2005 and 2004 were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                       Estimated     ----------------------------
                                                      Useful Life         2005          2004
                                                    ---------------------------------------------
                                                                            (In thousands)
        Upgrade on Acquisitions................         40 yrs         $     17            23
        Tenant Improvements:
           New Tenants.........................       Lease Life            843         1,060
           New Tenants (first generation) (1)..       Lease Life            248           496
           Renewal Tenants.....................       Lease Life            135           132
        Other:
           Building Improvements...............        5-40 yrs             255            94
           Roofs...............................        5-15 yrs              14           410
           Parking Lots........................         3-5 yrs             154             -
           Other...............................          5 yrs               26            15
                                                                     ----------------------------
              Total capital expenditures.......                        $  1,692         2,230
                                                                     ============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months ended March 31, 2005 and 2004 were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                       Estimated     ----------------------------
                                                      Useful Life         2005          2004
                                                    ---------------------------------------------
                                                                            (In thousands)
        Development............................       Lease Life       $    352            41
        New Tenants............................       Lease Life            342           526
        New Tenants (first generation) (1).....       Lease Life             49            81
        Renewal Tenants........................       Lease Life            365           275
                                                                     ----------------------------
              Total capitalized leasing costs..                        $  1,108           923
                                                                     ============================

        Amortization of leasing costs (2)......                        $    872           778
                                                                     ============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     In February 2005, the Company sold the Delp Distribution Center II (102,000 square feet) in Memphis for net proceeds of $2,085,000 and recognized a gain of $377,000. The operations and gain on the sale of Delp II are recorded under Discontinued Operations in accordance with SFAS No. 144 for both the three months ended March 31, 2005 and 2004. There were no property sales in the first quarter of 2004. Income from discontinued operations for the three months ended March 31, 2004 also includes the operations of the properties that were sold during the remainder of 2004.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No.
29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29,
Accounting for Nonmonetary Transactions, which was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company believes the adoption of this Statement in 2005 will have little or no impact on its overall financial position or results of operation.
     The FASB has issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first annual reporting period that begins after June 15, 2005, or January 1, 2006 for EastGroup. Early adoption of the Statement is encouraged. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2002. The Company has not yet determined the impact of the adoption of SFAS 123R on its overall financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $13,267,000 for the three months ended March 31, 2005. The primary other sources of cash for the first quarter were from bank borrowings, proceeds from a common stock offering and the sale of a real estate property. The Company distributed $10,146,000 in common and $656,000 in preferred stock dividends during the three months ended March 31, 2005. Other primary uses of cash were for bank debt repayments, purchases of real estate properties, construction and development of properties, mortgage note payments and capital improvements at various properties.
     Total debt at March 31, 2005 and December 31, 2004 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at March 31, 2005 and December 31, 2004.

                                                           March 31, 2005       December 31, 2004
                                                          ----------------------------------------
                                                                       (In thousands)
        Mortgage notes payable - fixed rate.........       $      325,342              303,674
        Bank notes payable - floating rate..........               95,546               86,431
                                                          ----------------------------------------
           Total debt...............................       $      420,888              390,105
                                                          ========================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's current interest rate is LIBOR plus .95%. The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At March 31, 2005, the interest rate was 3.97% on a balance of $94,000,000. The interest rate on each tranche is currently reset on a monthly basis. At May 3, 2005, the balance on this line was comprised of an $89 million tranche at 4.04%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in December 2005, which the Company customarily uses for working cash needs. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.10%. At March 31, 2005, the interest rate was 3.80% on $1,546,000.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock to Citigroup Global Markets Inc. The net proceeds from the offering of the shares were approximately $29.4 million after deducting the underwriting discount and other offering expenses. The Company intends to use the net proceeds from this offering for general corporate purposes, including possible acquisition or development of industrial properties and repayment of fixed rate debt maturing in 2005. Pending such transactions, the Company used the proceeds to reduce its outstanding variable rate debt. In May, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares for net proceeds of approximately $2.2 million.
     The Company has signed an application for a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan is expected to close at the end of May and will have a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the expected loan proceeds payable to the co-owner ($6.65 million) will be paid to EastGroup to reduce the $6.75 million note that EastGroup advanced to the co-owner in November 2004 as part of the acquisition. Accordingly, the total proceeds of $13.3 million will be paid to EastGroup and will be used to reduce EastGroup's outstanding variable rate bank debt.
     Also subsequent to March 31, 2005, the Company entered into two contracts to purchase land in Florida and Texas for approximately $6.2 million. These acquisitions are expected to close later in 2005.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2004 did not materially change during the three months ended March 31, 2005 except for the purchase obligations which were fulfilled upon the closings of Arion Business Park and the two parcels of land and the increase in mortgage notes and bank notes payable described above.

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

                                         2005     2006      2007      2008      2009    Thereafter     Total     Fair Value
                                      ---------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)..   $ 20,048   43,862    22,126     9,745    38,089     191,472     325,342     340,177(2)
Weighted average interest rate.....      7.77%    6.82%     7.51%     6.69%     6.76%       6.43%       6.68%
Variable rate debt (in thousands)..      1,546        -         -    94,000         -           -      95,546      95,546
Weighted average interest rate.....      3.80%        -         -     3.97%         -           -       3.97%

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

     As the table above incorporates only those exposures that existed as of March 31, 2005, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 40 basis points, interest expense and cash flows would increase or decrease by approximately $379,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,485,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                                                                                                             Fair Market
                            Current        Maturity                                    Fair Market Value        Value
        Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate       at 3/31/05        at 12/31/04
        ----------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                            (In thousands)
             Swap           $10,485        12/31/10     1 month LIBOR       4.03%             $258               $14

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in internal control over financial reporting.

     There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

     (a)  Form 10-Q Exhibits:

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

Date:  May 6, 2005

                               EASTGROUP PROPERTIES, INC.

                               By: /s/ BRUCE CORKERN
                                   -----------------------------
                                   Bruce Corkern, CPA
                                   Senior Vice President and Controller


                               By: /s/ N. KEITH MCKEY
                                   ------------------------------
                                   N. Keith McKey, CPA
                                   Executive Vice President, Chief Financial
                                   Officer, Secretary and Treasurer