Form 10-Q
period 2005-06-30
EASTGROUP PROPERTIES INC
filed 2005-08-05
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005               COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 3, 2005 was 22,012,320.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                                                                        Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets, June 30, 2005 (unaudited)
          and December 31, 2004                                                           3

          Consolidated statements of income for the three and six months
          ended June 30, 2005 and 2004 (unaudited)                                        4

          Consolidated statement of changes in stockholders' equity for the
          six months ended June 30, 2005 (unaudited)                                      5

          Consolidated statements of cash flows for the six months
          ended June 30, 2005 and 2004 (unaudited)                                        6

          Notes to consolidated financial statements (unaudited)                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                      11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     22

Item 4.   Controls and Procedures                                                        23

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                            23

Item 6.   Exhibits                                                                       23

SIGNATURES

Authorized signatures                                                                    24

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    June 30, 2005              December 31, 2004
                                                                                  ------------------------------------------------
                                                                                     (Unaudited)
ASSETS
 Real estate properties.........................................................  $       905,877                        845,139
 Development....................................................................           51,122                         39,330
                                                                                  ------------------------------------------------
                                                                                          956,999                        884,469
  Less accumulated depreciation.................................................         (189,797)                      (174,662)
                                                                                  ------------------------------------------------
                                                                                          767,202                        709,807
                                                                                  ------------------------------------------------

 Real estate held for sale......................................................              975                          2,637
 Unconsolidated investment......................................................            2,570                          9,256
 Mortgage loans receivable......................................................              800                          7,550
 Cash...........................................................................            1,030                          1,208
 Other assets...................................................................           42,486                         38,206
                                                                                  ------------------------------------------------
  TOTAL ASSETS..................................................................  $       815,063                        768,664
                                                                                  ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Mortgage notes payable.........................................................  $       321,648                        303,674
 Notes payable to banks.........................................................           88,050                         86,431
 Accounts payable & accrued expenses............................................           19,028                         16,181
 Other liabilities..............................................................            9,410                          8,688
                                                                                  -----------------------------------------------
                                                                                          438,136                        414,974
                                                                                  -----------------------------------------------

                                                                                  -----------------------------------------------
Minority interest in joint venture..............................................            1,850                          1,884
                                                                                  -----------------------------------------------

STOCKHOLDERS' EQUITY
 Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
  no shares issued..............................................................                -                              -
 Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
  stated liquidation preference of $33,000......................................           32,326                         32,326
 Common shares; $.0001 par value; 68,080,000 shares authorized;
  22,011,935 shares issued and outstanding at June 30, 2005 and
  21,059,164 at December 31, 2004...............................................                2                              2
 Excess shares; $.0001 par value; 30,000,000 shares authorized;
  no shares issued..............................................................                -                              -
 Additional paid-in capital on common shares....................................          391,198                        357,011
 Distributions in excess of earnings............................................          (45,982)                       (35,207)
 Accumulated other comprehensive income.........................................               19                             14
 Unearned compensation..........................................................           (2,486)                        (2,340)
                                                                                  -----------------------------------------------
                                                                                          375,077                        351,806
                                                                                  -----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................  $       815,063                        768,664
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                             ----------------------------------------------------
                                                                 2005          2004          2005          2004
                                                             ----------------------------------------------------
REVENUES
 Income from real estate operations....................      $ 31,121        27,858        61,320        55,209
 Equity in earnings of unconsolidated investment.......           127             -           289             -
 Mortgage interest income..............................            79             -           198             -
 Other.................................................           106            79           181           111
                                                             ----------------------------------------------------
                                                               31,433        27,937        61,988        55,320
                                                             ----------------------------------------------------
EXPENSES
 Operating expenses from real estate operations........         8,778         7,916        17,201        15,499
 Interest..............................................         5,832         4,990        11,770         9,876
 Depreciation and amortization.........................         9,751         8,225        18,786        16,388
 General and administrative............................         1,795         1,568         3,693         3,244
 Minority interest in joint venture....................           114           123           243           244
                                                             ----------------------------------------------------
                                                               26,270        22,822        51,693        45,251
                                                             ----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS......................         5,163         5,115        10,295        10,069

DISCONTINUED OPERATIONS
 Income (loss) from real estate operations.............           (29)          105            (2)          163
 Gain on sale of real estate investments...............           754            61         1,131            61
                                                             ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS ...................           725           166         1,129           224
                                                             ----------------------------------------------------

NET INCOME.............................................         5,888         5,281        11,424        10,293

  Preferred dividends-Series D.........................           656           656         1,312         1,312
                                                             ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS............      $  5,232         4,625        10,112         8,981
                                                             ====================================================

BASIC PER COMMON SHARE DATA............................
 Income from continuing operations.....................      $    .21           .21           .42           .42
 Income from discontinued operations...................           .03           .01           .05           .01
                                                             ----------------------------------------------------
 Net income available to common stockholders...........      $    .24           .22           .47           .43
                                                             ====================================================

 Weighted average shares outstanding...................        21,755        20,745        21,326        20,716
                                                             ====================================================

DILUTED PER COMMON SHARE DATA
 Income from continuing operations.....................      $    .21           .21           .42           .42
 Income from discontinued operations...................           .03           .01           .05           .01
                                                             ----------------------------------------------------
 Net income available to common stockholders...........      $    .24           .22           .47           .43
                                                             ====================================================

 Weighted average shares outstanding...................        22,073        21,142        21,638        21,128
                                                             ====================================================

Dividends declared per common share....................      $   .485          .480          .970          .960

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                                Accumulated
                                                                      Additional                Distributions      Other
                                                 Preferred   Common    Paid-In      Unearned      In Excess    Comprehensive
                                                   Stock     Stock     Capital    Compensation   Of Earnings      Income      Total
                                                 -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004.....................  $ 32,326       2      357,011       (2,340)       (35,207)          14     351,806
 Comprehensive income
   Net income..................................         -       -            -            -         11,424            -      11,424
   Net unrealized change in cash flow hedge....         -       -            -            -              -            5           5
                                                                                                                            --------
     Total comprehensive income................                                                                              11,429
                                                                                                                            --------
 Common dividends declared - $.97 per share....         -       -            -            -        (20,887)           -     (20,887)
 Preferred stock dividends declared -
  $.9938 per share.............................         -       -            -            -         (1,312)           -      (1,312)
 Issuance of 860,000 shares of common stock,
  common stock offering........................         -       -       31,597            -              -            -      31,597
 Stock-based compensation, net of forfeitures..                 -        2,417         (146)             -            -       2,271
 Issuance of 4,600 shares of common stock,
  dividend reinvestment plan...................         -       -          183            -              -            -         183
 Other.........................................         -       -          (10)           -              -            -         (10)
                                                 -----------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005.........................  $ 32,326       2      391,198       (2,486)       (45,982)          19     375,077
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                          ---------------------------------
                                                                                               2005                2004
                                                                                          ---------------------------------
OPERATING ACTIVITIES
  Net income..........................................................................    $   11,424              10,293
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization from continuing operations...........................        18,786              16,388
   Depreciation and amortization from discontinued operations.........................            72                 197
   Minority interest depreciation and amortization....................................           (70)                (71)
   Gain on sale of real estate investments from discontinued operations...............        (1,131)                (61)
   Stock-based compensation expense...................................................         1,004                 597
   Equity in earnings of unconsolidated investment net of distributions...............            41                   -
   Changes in operating assets and liabilities:
     Accrued income and other assets..................................................          (342)             (2,232)
     Accounts payable, accrued expenses and prepaid rent..............................         2,185               3,397
                                                                                          ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................        31,969              28,508
                                                                                          ---------------------------------

INVESTING ACTIVITIES
  Real estate development.............................................................       (25,587)             (6,386)
  Purchases of real estate............................................................       (23,891)             (8,140)
  Repayments on mortgage loans receivable.............................................         6,750                   -
  Distributions from unconsolidated investment........................................         6,645                   -
  Proceeds from sale of real estate investments.......................................         5,795                 746
  Real estate improvements............................................................        (5,077)             (4,877)
  Changes in other assets and other liabilities.......................................           (94)             (2,185)
                                                                                          ---------------------------------
NET CASH USED IN INVESTING ACTIVITIES.................................................       (35,459)            (20,842)
                                                                                          ---------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.......................................................        71,417              65,476
  Repayments on bank borrowings.......................................................       (69,798)            (42,529)
  Principal payments on mortgage notes payable........................................        (7,935)             (6,837)
  Debt issuance costs.................................................................           (85)                (85)
  Distributions paid to stockholders..................................................       (22,028)            (21,227)
  Proceeds from common stock offering.................................................        31,597                   -
  Proceeds from exercise of stock options.............................................         1,218               1,286
  Proceeds from dividend reinvestment plan............................................           183                 173
  Other...............................................................................        (1,257)             (3,601)
                                                                                          ---------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................................         3,312              (7,344)
                                                                                          ---------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................          (178)                322
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................         1,208               1,786
                                                                                          ---------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................    $    1,030               2,108
                                                                                          =================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,069 and $910 for 2005
   and 2004, respectively.............................................................    $   11,413               9,543
  Fair value of debt assumed by the Company in the purchase of real estate............        26,057               2,091
  Common stock awards issued to employees and directors, net of forfeitures...........         1,007               1,047

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

(4) REAL ESTATE PROPERTIES

     Geographically, the Company's investments are concentrated in major Sunbelt market areas of the United States, primarily in the states of Florida, Texas, California and Arizona. The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Real estate properties to be held and used are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $8,205,000 and $15,969,000 for the three and six months ended June 30, 2005, respectively, and $7,346,000 and $14,641,000 for the same periods in 2004. The Company's real estate properties at June 30, 2005 and December 31, 2004 were as follows:

                                                                    ---------------------------------------
                                                                      June 30, 2005     December 31, 2004
                                                                    ---------------------------------------
                                                                                 (In thousands)
        Real estate properties:
           Land................................................     $       148,372               139,857
           Buildings and building improvements.................             633,656               595,852
           Tenant and other improvements.......................             123,849               109,430
        Development............................................              51,122                39,330
                                                                    ---------------------------------------
                                                                            956,999               884,469
           Less accumulated depreciation.......................            (189,797)             (174,662)
                                                                    ---------------------------------------
                                                                    $       767,202               709,807
                                                                    =======================================

(5) REAL ESTATE HELD FOR SALE

     Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Under SFAS No. 144, assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
     At December 31, 2004, the Company was offering for sale the Delp Distribution Center II in Memphis, Tennessee with a carrying value of $1,662,000 and 6.87 acres of land in Houston, Texas and Tampa, Florida with a carrying amount of $975,000. During the first quarter of 2005, the Company sold Delp II and generated a gain of $377,000. During the second quarter of 2005, Lamar Distribution Center II was transferred to real estate held for sale and was subsequently sold, generating a gain of $754,000. At June 30, 2005, the Houston and Tampa land with a total carrying value of $975,000 was held for sale. No loss is anticipated on the sale of the properties that are held for sale. The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statement. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, which mortgage was required to be paid in full upon the sale of the property. Accordingly, Discontinued Operations includes interest expense of $32,000 and $33,000 for the three months ended June 30, 2005 and 2004, respectively, and $64,000 and $66,000 for the six months ended June 30, 2005 and 2004, respectively.

(6) BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $565,000 and $1,000,000 for the three and six months ended June 30, 2005, respectively, and $182,000 and $372,000 for the same periods in 2004. Amortization of above and below market leases was immaterial for all periods presented.
     Total cost of the properties acquired for the six months ended June 30, 2005 was $49,727,000, of which $45,415,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $4,235,000 to in-place lease intangibles and $222,000 to above market leases (both included in Other Assets on the balance sheet) and $145,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $23,670,000 for the properties and intangibles acquired, assumed mortgages of $25,142,000 and recorded premiums totaling $915,000 to adjust the mortgage loans assumed to fair market value.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at June 30, 2005 and December 31, 2004.

(7) UNCONSOLIDATED INVESTMENT

     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The building was constructed in 1998 and is 100% leased for ten years to a single tenant who owns the other 50% interest in the property. This investment is accounted for under the equity method of accounting and had a carrying value of $2,570,000 at June 30, 2005, a decrease of $6,686,000 from $9,256,000 at
December 31, 2004. At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center
II. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. EastGroup's 50% share of the loan proceeds ($6.65 million) reduced the carrying value of the investment.

(8) MORTGAGE LOANS RECEIVABLE

     In connection with the closing of the investment in Industry Distribution Center II, EastGroup advanced a total of $7,550,000 in two separate notes to the property co-owner, one for $6,750,000 and one for $800,000. As discussed in Note 7, the Company and the property co-owner secured permanent fixed-rate financing on the investment in Industry Distribution Center II in May 2005. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note. Also at the closing of the permanent financing, the co-owner repaid the remaining balance of $100,000 on this note.
     The interest rate on the $800,000 note is 9% and interest is due monthly by the borrower. The principal amount of the $800,000 note is due in three equal annual installments beginning in November of 2005 until maturity on November 14, 2007.

 (9)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                        --------------------------------------
                                                                                          June 30, 2005    December 31, 2004
                                                                                        --------------------------------------
                                                                                                   (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization...     $       12,683               12,003
        Deferred rent receivable, net of allowance for doubtful accounts...........             11,854               10,832
        Accounts receivable, net of allowance for doubtful accounts................              1,957                2,316
        Acquired in-place lease intangibles, net of accumulated amortization.......              6,164                2,931
        Goodwill...................................................................                990                  990
        Prepaid expenses and other assets..........................................              8,838                9,134
                                                                                        --------------------------------------
                                                                                        $       42,486               38,206
                                                                                        ======================================

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                        --------------------------------------
                                                                                          June 30, 2005    December 31, 2004
                                                                                        --------------------------------------
                                                                                                    (In thousands)
        Property taxes payable.....................................................     $        7,474                6,689
        Development costs payable..................................................              3,125                  921
        Dividends payable..........................................................              2,527                2,355
        Other payables and accrued expenses........................................              5,902                6,216
                                                                                        --------------------------------------
                                                                                        $       19,028               16,181
                                                                                        ======================================

(11) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2005 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three and six months ended June 30, 2005 and 2004 are summarized below.

                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                       --------------------------------------------
                                                                          2005       2004        2005       2004
                                                                       --------------------------------------------
                                                                                      (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of period...........................      $   258       (294)         14        (30)
            Change in fair value of interest rate swap...........         (239)       548           5        284
                                                                       --------------------------------------------
        Balance at end of period.................................      $    19        254          19        254
                                                                       ============================================

(12) EARNINGS PER SHARE

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                       --------------------------------------------
                                                                           2005      2004        2005       2004
                                                                       --------------------------------------------
                                                                                      (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders...     $   5,232     4,625      10,112      8,981
          Denominator-weighted average shares outstanding.........        21,755    20,745      21,326     20,716
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders...     $   5,232     4,625      10,112      8,981
          Denominator:
            Weighted average shares outstanding...................        21,755    20,745      21,326     20,716
            Common stock options..................................           169       187         168        214
            Nonvested restricted stock............................           149       210         144        198
                                                                       --------------------------------------------
               Total Shares.......................................        22,073    21,142      21,638     21,128
                                                                       ============================================

(13) COMMON STOCK ISSUANCE

     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were approximately $31.6 million after deducting the underwriting discount and other offering expenses.

 (14) STOCK-BASED COMPENSATION

     The Company has a management incentive plan which was adopted in 2004 (the "2004 Plan"), under which employees of the Company currently are issued common stock in the form of restricted stock and may, in the future, be issued other forms of stock-based compensation. The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The 2004 Plan replaced the 1994 Plan, under which employees of the Company were also granted stock option awards, restricted stock and other forms of stock-based compensation. No further grants will be made under the 1994 Plan.
     The Company accounts for restricted stock in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method. The Company records the fair market value of the restricted stock to additional paid-in capital when the shares are granted and offsets unearned compensation by the same amount. The unearned compensation is amortized over the restricted period into compensation expense. Previously expensed stock-based compensation related to forfeited shares reduces compensation expense during the period in which the shares are forfeited. Stock-based compensation expense was $556,000 and $1,004,000 for the three and six months ended June 30, 2005, respectively, and $294,000 and $597,000 for the same periods in 2004. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest.
     During the six months ended June 30, 2005, the Company granted 33,446 shares of incentive restricted stock under these plans and 3,213 shares were forfeited. In addition, 18,765 common shares were issued to employees upon the exercise of stock options under the 1994 Plan.
     Under the Directors Stock Option Plan, the Company granted 1,200 shares of common stock and 481 shares of restricted stock to directors and issued 37,750 shares to directors upon the exercise of stock options under this plan.

(15) SUBSEQUENT EVENTS

     On July 1, 2005, EastGroup repaid two mortgages totaling $11.5 million. The weighted average interest rate for these mortgages was 8.163%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and high quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are leasing space, rental rates and tenant defaults. During the quarter ended June 30, 2005, leases on 862,000 square feet (4.1%) of EastGroup's total square footage of 21,187,000 expired, and the Company was successful in renewing or re-leasing 78% of that total. In addition, EastGroup leased 267,000 square feet of other vacant space during this period. During the second quarter of 2005, average rental rates on new and renewal leases increased by 2.5%.
     During the six months ended June 30, 2005, leases on 2,108,000 square feet (10.0%) of EastGroup's total square footage of 21,187,000 expired, and the Company was successful in renewing or re-leasing 62% of that total. In addition, EastGroup leased 623,000 square feet of other vacant space during this period. During the six months ended June 30, 2005, average rental rates on new and renewal leases increased by 2.2%.
     EastGroup's total leased percentage increased to 93.2% at June 30, 2005 from 92.6% at June 30, 2004. The expiring leases anticipated for the remainder of 2005 were 7.2% of the portfolio at June 30, 2005. Property net operating income from same properties increased 3.7% for the quarter ended June 30, 2005 and 3.4% for the six months as compared to the same periods in 2004. The second quarter of 2005 was EastGroup's eighth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the six months ended June 30, 2005, EastGroup purchased 113.5 acres of land for development and three properties (749,000 square feet) for approximately $59 million. The Company transferred three properties (207,000 square feet) with aggregate costs of $10.6 million at the date of transfer from development to real estate properties. The Company sold two properties during the first six months of 2005 for net proceeds of $5.8 million, generating combined gains of $1.1 million. These dispositions represented an opportunity to recycle capital into acquisitions and targeted development with greater upside potential. For 2005, the Company has projected $25-30 million in new acquisitions (net of dispositions) and has identified approximately $45-50 million of development opportunities.
     In January 2005, EastGroup acquired Arion Business Park in San Antonio, Texas for a purchase price of $40 million. Arion is a master-planned business park containing 524,000 square feet in 14 existing industrial buildings and 15.5 acres of land for the future development of approximately another 170,000 square feet. As part of the acquisition price, EastGroup assumed the outstanding first mortgage balance of $20.5 million. This interest only, nonrecourse mortgage has a fixed rate of 5.99% and matures in December 2006. In applying purchase accounting to this assumed mortgage, the Company recorded a premium to reflect the fair market interest rate of 4.45%.
     In March 2005, EastGroup acquired Interstate Distribution Center in Jacksonville, Florida for a purchase price of $7.9 million. Interstate contains 181,000 square feet in two multi-tenant business distribution buildings. As part of the acquisition price, EastGroup assumed the outstanding first mortgage balance of $4.6 million. This nonrecourse mortgage has a fixed interest rate of 6.91% and matures in 2013. In applying purchase accounting to this assumed mortgage, the Company recorded a premium to reflect the fair market interest rate of 5.64%.
     In June 2005, EastGroup acquired Benan Distribution Center, a 44,000 square foot business distribution building in Tucson, Arizona, for a purchase price of $2.7 million.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity. In addition to the 15.5 acres of development land acquired with Arion, in January 2005, EastGroup purchased 32.2 acres adjacent to its Southridge development in Orlando for $1.9 million, which is expected to increase the eventual build-out of Southridge by 275,000 square feet to a total of over one million square feet. In February 2005, the Company acquired 65.8 acres in Tampa for $5.0 million. This represents all the remaining undeveloped industrial land in Oak Creek Business Park in which EastGroup currently owns two buildings. During the first six months of 2005, the Company transferred three properties (two 100% and one 92% leased) with an aggregate investment of approximately $10.6 million from development to the operating portfolio.
     The Company primarily funds its initial acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In addition to the mortgage loan assumptions on the purchases discussed above, the Company plans to obtain new fixed rate debt of approximately $25 million during the fourth quarter of 2005.
     At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company advanced to the property co-owner in November 2004 related to the property's acquisition. Also at the closing of the permanent financing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were approximately $31.6 million after deducting the underwriting discount and other offering expenses.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization on February 2, 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through August 2005. EastGroup is obligated under a recourse mortgage loan on the property for $10,485,000 as of June 30, 2005. Property net operating income for 2004 was $1,369,000. Rental income due for 2005 is $1,389,000 with estimated property net operating income budgeted for 2005 of $1,372,000. Property net operating income for the first six months of 2005 was $686,000.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease warehouse space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and six months ended June 30, 2005 and 2004 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ---------------------------------------------------
                                                                                   2005          2004          2005          2004
                                                                                ---------------------------------------------------
                                                                                         (In thousands, except per share data)
Income from real estate operations............................................  $ 31,121        27,858        61,320        55,209
Operating expenses from real estate operations................................    (8,778)       (7,916)      (17,201)      (15,499)
                                                                                ---------------------------------------------------
PROPERTY NET OPERATING INCOME.................................................    22,343        19,942        44,119        39,710

Equity in earnings of unconsolidated investment (before depreciation).........       164             -           363             -
Income from discontinued operations (before depreciation and amortization)....         7           202            70           360
Mortgage interest income......................................................        79             -           198             -
Other income..................................................................       106            79           181           111
Interest expense..............................................................    (5,832)       (4,990)      (11,770)       (9,876)
General and administrative expense............................................    (1,795)       (1,568)       (3,693)       (3,244)
Minority interest in earnings (before depreciation and amortization)..........      (149)         (159)         (313)         (315)
Dividends on Series D preferred shares........................................      (656)         (656)       (1,312)       (1,312)
                                                                                ---------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................    14,267        12,850        27,843        25,434
Depreciation and amortization from continuing operations......................    (9,751)       (8,225)      (18,786)      (16,388)
Depreciation and amortization from discontinued operations....................       (36)          (97)          (72)         (197)
Depreciation from unconsolidated investment...................................       (37)            -           (74)            -
Share of joint venture depreciation and amortization..........................        35            36            70            71
Gain on sale of depreciable real estate investments...........................       754            61         1,131            61
                                                                                ---------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................     5,232         4,625        10,112         8,981
Dividends on preferred shares.................................................       656           656         1,312         1,312
                                                                                ---------------------------------------------------

NET INCOME....................................................................  $  5,888         5,281        11,424        10,293
                                                                                ===================================================

Net income available to common stockholders per diluted share.................  $    .24           .22           .47           .43
Funds from operations available to common stockholders per diluted share......       .65           .61          1.29          1.20

Diluted shares for earnings per share and funds from operations...............    22,073        21,142        21,638        21,128

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the second quarter of 2005 was $.65 per share compared with $.61 per share for the same period of 2004, an increase of 6.6%. The increase in FFO for the second quarter was primarily due to higher PNOI of $2,401,000, a 12.0% increase in PNOI. The increase in PNOI resulted from $1,189,000 attributable to 2004 and 2005 acquisitions, $472,000 from newly developed properties and $740,000 from same property growth. FFO per share increased for the first quarter of 2005, both the third and fourth quarters of 2004 and for the year 2004. The second quarter of 2004 was the same as the prior year's second quarter. These results are a key improvement over the previous eight quarters ended March 31, 2004 in which the change was negative (FFO per share decreased).

     For the six months ended June 30, 2005, FFO was $1.29 per share compared with $1.20 for the same period of 2004, an increase of 7.5%. The increase in FFO for 2005 was primarily due to higher PNOI of $4,409,000 (an 11.1% increase in PNOI). The increase in PNOI resulted from $2,301,000 attributable to 2004 and 2005 acquisitions, $770,000 from newly developed
     properties  and  $1,338,000   from  same  property   growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.7% for the quarter ended June 30, 2005. The second quarter of 2005 was the eighth consecutive quarter of positive results. For the six months ended June 30, 2005, PNOI from same properties increased 3.4%. The Company is continuing to see improvement which results from increases in occupancy more than offsetting the decrease in rental rates on lease renewals and new leasing.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at June 30, 2005 was 91.8%, an increase from March 31, 2005 occupancy of 91.2% and a decrease from December 31, 2004 occupancy of 93.2%, which included several seasonal tenant leases. Occupancy has ranged from 90% to 93% for thirteen straight quarters.

o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rate increases on new and renewal leases averaged 2.5% for the quarter and 2.2% for the six months ended June 30, 2005.

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

FINANCIAL CONDITION
(Comments are for the balance sheets dated June 30, 2005 and December 31, 2004.)

     EastGroup's assets were $815,063,000 at June 30, 2005, an increase of $46,399,000 from December 31, 2004. Liabilities increased $23,162,000 to
$438,136,000  and  stockholders'  equity  increased  $23,271,000 to $375,077,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $60,738,000 during the six months ended June 30, 2005. This increase was primarily due to the purchase of three properties for total costs of $45,415,000 and the transfer of three properties from development with total costs of $10,594,000, as detailed below.

        Real Estate Properties Acquired in 2005        Location           Size           Date Acquired        Cost (1)
        ------------------------------------------------------------------------------------------------------------------
                                                                      (Square feet)                       (In thousands)
        Arion Business Park ...................    San Antonio, TX         524,000           01-21-05        $     35,288
        Interstate Distribution Center.........    Jacksonville, FL        181,000           03-31-05               7,578
        Benan Distribution Center..............    Tucson, AZ               44,000           06-15-05               2,549
                                                                       ------------                          --------------
              Total Acquisitions..............                             749,000                           $     45,415
                                                                       ============                          ==============

(1) Total cost of the properties acquired was $49,727,000, of which $45,415,000 was allocated to real estate properties as indicated above. In accordance with SFAS No. 141, "Business Combinations," intangibles associated with the purchases of real estate were allocated as follows: $4,235,000 to in-place lease intangibles and $222,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $145,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $23,670,000 for the properties and intangibles acquired, assumed mortgages totaling $25,142,000 and recorded premiums totaling $915,000 to adjust the mortgage loans assumed to fair market value.

        Real Estate Properties Transferred from                                            Date                Cost at
                  Development in 2005                  Location            Size         Transferred            Transfer
        ------------------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                      (In thousands)
        Santan 10..............................      Chandler, AZ           65,000       01-31-05            $      3,493
        Sunport Center V.......................      Orlando, FL            63,000       01-31-05                   3,259
        Palm River South I.....................      Tampa, FL              79,000       05-31-05                   3,842
                                                                       ------------                           -------------
              Total Developments Transferred...                            207,000                           $     10,594
                                                                       ============                           =============

     In addition to acquisitions and development in 2005, the Company made capital improvements of $5,077,000 on existing and acquired properties (shown by category in the Capital Expenditures table under Results of Operations). The Company also acquired one parcel of land for additional parking at an existing property for $221,000. Also, the Company incurred costs of $3,201,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs during the 12-month period following transfer.
     Real estate properties decreased $3,770,000 for one property that transferred to real estate held for sale during 2005, which was subsequently sold.

Development
     The investment in development at June 30, 2005 was $51,122,000 compared to $39,330,000 at December 31, 2004. Total incremental capital investment for development for the first six months of 2005 was $25,587,000. In addition to the costs of $22,386,000 incurred for the six months ended June 30, 2005 as detailed in the following table, the Company incurred costs of $3,201,000 on developments during the 12-month period following transfer to real estate properties.
     In January, EastGroup acquired 15.5 acres of development land ($2.1 million) as part of the Arion Business Park purchase. Also in January, EastGroup purchased 32.2 acres adjacent to its Southridge development in Orlando for $1.9 million, which is expected to increase the eventual build-out of Southridge by 275,000 square feet to a total of over one million square feet. In February 2005, the Company acquired 65.8 acres in Tampa for $5.0 million. This represents all the remaining undeveloped industrial land in Oak Creek Business Park in which EastGroup currently owns two buildings. Costs associated with these land acquisitions are all included in the respective markets below.
     The Company transferred three developments (two 100% and one 92% leased) to real estate properties during the first six months of 2005 with a total investment of $10,594,000 as of the date of transfer.

                                                                                     Costs Incurred
                                                                     ----------------------------------------------
                                                                                         For the
                                                                          Costs         Six Months      Cumulative      Estimated
                                                                       Transferred        Ended           as of           Total
DEVELOPMENT                                                 Size         In 2005         6/30/05         6/30/05        Costs (1)
----------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                       (In thousands)
LEASE-UP
  World Houston 16, Houston, TX....................          94,000    $       -           1,111           4,378           5,100
  Executive Airport CC II, Fort Lauderdale, FL.....          55,000            -             781           3,752           4,200
  Southridge I, Orlando, FL........................          41,000            -           1,366           2,210           3,900
  Southridge V, Orlando, FL........................          70,000            -           2,048           3,330           4,600
                                                       ---------------------------------------------------------------------------
Total Lease-up.....................................         260,000            -           5,306          13,670          17,800
                                                       ---------------------------------------------------------------------------

UNDER CONSTRUCTION
  Techway SW III, Houston, TX......................         100,000        1,150           1,616           2,766           5,700
  Palm River South II, Tampa, FL...................          82,000        1,457           1,379           2,836           4,500
  Sunport Center VI, Orlando, FL...................          63,000        1,044           1,523           2,567           3,800
  World Houston 15, Houston, TX....................          63,000        1,007               -           1,007           5,800
  World Houston 21, Houston, TX....................          68,000          569               -             569           3,800
                                                       ---------------------------------------------------------------------------
Total Under Construction...........................         376,000        5,227           4,518           9,745          23,600
                                                       ---------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ......................................         213,000            -             162           2,358          11,400
  Tucson, AZ.......................................          70,000            -               -             326           3,500
  Tampa, FL........................................         600,000       (1,457)          5,124           5,124          29,000
  Orlando, FL......................................         925,000       (1,044)          3,816           9,938          68,500
  West Palm Beach, FL..............................          20,000            -              32             510           2,300
  El Paso, TX......................................         251,000            -               -           2,444           9,600
  Houston, TX......................................         399,000       (2,726)            259           4,099          20,300
  San Antonio, TX..................................         171,000            -           2,203           2,203          12,400
  Jackson, MS......................................          28,000            -             124             705           2,000
                                                       ---------------------------------------------------------------------------
Total Prospective Development......................       2,677,000       (5,227)         11,720          27,707         159,000
                                                       ---------------------------------------------------------------------------
                                                          3,313,000    $       -          21,544          51,122         200,400
                                                       ===========================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING THE
SIX MONTHS ENDED JUNE 30, 2005
  Palm River South I, Tampa, FL....................          79,000    $       -             650           3,842
  Santan 10, Chandler, AZ..........................          65,000            -             187           3,493
  Sunport Center V, Orlando, FL....................          63,000            -               5           3,259
                                                       ---------------------------------------------------------------
Total Transferred to Real Estate Properties........         207,000    $       -             842          10,594  (2)
                                                       ===============================================================

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

     Accumulated depreciation on real estate properties increased $15,135,000 due to depreciation expense of $15,969,000 on real estate properties, offset by accumulated depreciation of $834,000 on one property transferred to real estate held for sale in 2005 as discussed below.
     Real estate held for sale was $975,000 at June 30, 2005 and $2,637,000 at December 31, 2004. Delp Distribution Center II that was transferred to real estate held for sale in 2004 was sold at the end of February 2005. Lamar Distribution Center II was transferred from the portfolio in the second quarter of 2005 and was subsequently sold during the same period. The sale of Delp II and Lamar II reflects the Company's strategy of reducing ownership in Memphis, a noncore market, as market conditions permit. See Results of Operations for a summary of the gains on the sale of these properties.
     At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company advanced to the property co-owner in November 2004 related to the property's acquisition.

Also at the closing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt.
     A summary of the changes in Other Assets is presented in Note 9 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $17,974,000 during the six months ended June 30, 2005 primarily due to the assumption of two mortgages totaling $25,142,000 on the acquisitions of Arion Business Park and Interstate Distribution Center. The Company recorded premiums totaling $915,000 to adjust the mortgage loans assumed to fair value. These premiums are being amortized over the remaining lives of the associated mortgages. These increases were offset by regularly scheduled principal payments of $3,783,000, the repayments of an 8.0% mortgage of $2,371,000 and a 6.9% mortgage of $1,781,000, and mortgage loan premium amortization of $148,000.
     Notes payable to banks increased $1,619,000 as a result of advances of $71,417,000 exceeding repayments of $69,798,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 10 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable and Accrued Expenses. The increase of $722,000 in Other Liabilities was primarily due to recording tenant security deposits and other liabilities for acquired properties.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $10,775,000 as a result of dividends on common and preferred stock of $22,199,000 exceeding net income for financial reporting purposes of $11,424,000.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were $31,597,000 after deducting the underwriting discount and other offering expenses.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.)

     Net income available to common stockholders for the three and six months ended June 30, 2005 was $5,232,000 ($.24 per basic and diluted share) and $10,112,000 ($.47 per basic and diluted share) compared to $4,625,000 ($.22 per basic and diluted share) and $8,981,000 ($.43 per basic and diluted share) for the three and six months ended June 30, 2004. The primary contributor to the increase in earnings per share for the three month period was higher PNOI of $2,401,000, or 12.0%. This increase in PNOI resulted from $1,189,000 attributable to 2004 and 2005 acquisitions, $472,000 from newly developed properties and $740,000 from same property growth. The increase in PNOI for the six month period was $4,409,000, or 11.1%. The increase in PNOI resulted from $2,301,000 attributable to 2004 and 2005 acquisitions, $770,000 from newly developed properties and $1,338,000 from same property growth. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     The Company's 50% undivided tenant-in-common interest in Industry Distribution Center II generated equity in earnings of $127,000 and $289,000 for the three and six months ended June 30, 2005 (PNOI of $199,000 and $398,000 for the three and six month periods). EastGroup also earned $79,000 and $198,000 for the three and six months ended June 30, 2005 in mortgage loan interest income on the advances that the Company made to the property co-owner in connection with the closing of this property. The $6,750,000 mortgage loan receivable was repaid by the property co-owner at the end of May 2005; the $800,000 loan is scheduled for repayment as discussed in Note 8 in the Notes to the Consolidated Financial Statements.
     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The increases in mortgage interest expense in 2005 were primarily due to a $30,300,000 new mortgage that the Company obtained in September 2004, the $20,500,000 loan assumed on the acquisition of Arion Business Park in January 2005 and the $4,642,000 mortgage assumed on the acquisition of Interstate Distribution Center in March 2005. Mortgage principal payments were $3,607,000 and $7,935,000 for the three and six months ended June 30, 2005 and $1,854,000 and $6,837,000 for the same periods of 2004. The Company has taken advantage of the lower available interest rates in the market during the past several years and has fixed several new large mortgages at rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt from 6.89% at June 30, 2004 to 6.68% at June 30, 2005. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings.

     The following table presents the components of interest expense for the three and six months ended June 30, 2005 and 2004.

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                              ----------------------------------------------------------------------
                                                                                      Increase                            Increase
                                                                 2005      2004      (Decrease)      2005       2004     (Decrease)
                                                              ----------------------------------------------------------------------
                                                                             (In thousands, except rates of interest)
Average bank borrowings.....................................  $ 87,922    67,554       20,368       96,087     62,640       33,447
Weighted average variable interest rates....................     4.33%     2.40%                     4.09%      2.39%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)...       949       402          547        1,947        745        1,202
Amortization of bank loan costs.............................        89       102          (13)         178        204          (26)
                                                              ----------------------------------------------------------------------
Total variable rate interest expense........................     1,038       504          534        2,125        949        1,176
                                                              ----------------------------------------------------------------------

FIXED RATE INTEREST EXPENSE (1)
Fixed rate interest (excluding loan cost amortization)......     5,249     4,791          458       10,489      9,628          861
Amortization of mortgage loan costs.........................       113       105            8          225        209           16
                                                              ----------------------------------------------------------------------
Total fixed rate interest expense...........................     5,362     4,896          466       10,714      9,837          877
                                                              ----------------------------------------------------------------------

Total interest..............................................     6,400     5,400        1,000       12,839     10,786        2,053
Less capitalized interest...................................      (568)     (410)        (158)      (1,069)      (910)        (159)
                                                              ----------------------------------------------------------------------

TOTAL INTEREST EXPENSE......................................  $  5,832     4,990          842       11,770      9,876        1,894
                                                              ======================================================================

(1) Does not include interest expense for discontinued operations. See Note 5 in the Notes to the Consolidated Financial Statements for this information.

     Depreciation and amortization increased $1,526,000 and $2,398,000 for the three and six months ended June 30, 2005, compared to the same periods in 2004. These increases were primarily due to properties acquired and properties transferred from development during 2004 and 2005.
     The increases in general and administrative expenses of $227,000 and $449,000 for the three and six months ended June 30, 2005 compared to the same periods in 2004 were primarily from increased accounting costs associated with compliance of the Sarbanes-Oxley Act of 2002 and increased compensation costs, mainly due to the Company achieving goals in its stock-based incentive plans.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $574,000 and $1,031,000 for the three and six months ended June 30, 2005, compared to $879,000 and $1,782,000 for the same periods in 2004.

Capital Expenditures
     Capital expenditures for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                                          Three Months Ended          Six Months Ended
                                                                               June 30,                   June 30,
                                                           Estimated     -------------------------------------------------
                                                          Useful Life      2005        2004          2005          2004
                                                          ----------------------------------------------------------------
                                                                                          (In thousands)
        Upgrade on Acquisitions...................          40 yrs       $    37          15            54            38
        Tenant Improvements:
           New Tenants............................        Lease Life       1,278       1,145         2,121         2,205
           New Tenants (first generation) (1).....        Lease Life         162         378           410           874
           Renewal Tenants........................        Lease Life         498         417           633           549
        Other:
           Building Improvements..................         5-40 yrs          509         450           764           544
           Roofs..................................         5-15 yrs          113         172           127           582
           Parking Lots...........................          3-5 yrs          647          68           801            68
           Other..................................          5 yrs            141           2           167            17
                                                                         -------------------------------------------------
              Total capital expenditures..........                       $ 3,385       2,647         5,077         4,877
                                                                         =================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                                          Three Months Ended          Six Months Ended
                                                                               June 30,                   June 30,
                                                           Estimated     -------------------------------------------------
                                                          Useful Life      2005        2004          2005          2004
                                                          ----------------------------------------------------------------
                                                                                          (In thousands)
        Development...............................        Lease Life     $   448         248           800           289
        New Tenants...............................        Lease Life         612         438           954           964
        New Tenants (first generation) (1)........        Lease Life           -           -            49            81
        Renewal Tenants...........................        Lease Life         449         354           814           629
                                                                         -------------------------------------------------
              Total capitalized leasing costs.....                       $ 1,509       1,040         2,617         1,963
                                                                         =================================================

        Amortization of leasing costs (2).........                       $ 1,017         794         1,889         1,572
                                                                         =================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     In February 2005, the Company sold Delp Distribution Center II (102,000 square feet) in Memphis for net proceeds of $2,085,000 and recognized a gain of $377,000. In June 2005, the Company sold Lamar Distribution Center II (151,000 square feet), also in Memphis, for net proceeds of $3,710,000 and recognized a gain of $754,000. The operations, including interest expense (if applicable), and gains on the sale of these properties are recorded under Discontinued Operations in accordance with SFAS No. 144 for both 2005 and 2004. Income from discontinued operations for 2004 also includes the operations of the properties that were sold during 2004.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No.
29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29,
Accounting for Nonmonetary Transactions, which was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of this Statement in June 2005 had no impact on its overall financial position or results of operation as the Company had no nonmonetary asset exchanges during the second quarter nor does it expect to have nonmonetary asset exchanges in the immediate future.
     The FASB has issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first annual reporting period that begins after June 15, 2005, or January 1, 2006 for EastGroup. Early adoption of the Statement is encouraged. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002. The Company has evaluated the potential impact of the adoption of SFAS 123R in 2006 and expects such adoption to have little or no impact on its overall financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $31,969,000 for the six months ended June 30, 2005. The primary other sources of cash were from bank borrowings, proceeds from a common stock offering, repayments on a mortgage loan
receivable,   distributions
from an unconsolidated investment (primarily EastGroup's 50% share of loan proceeds) and the sale of real estate properties. The Company distributed $20,716,000 in common and $1,312,000 in preferred stock dividends during the six months ended June 30, 2005. Other primary uses of cash were for bank debt repayments, construction and development of properties, purchases of real estate properties, mortgage note payments and capital improvements at various properties.
     Total debt at June 30, 2005 and December 31, 2004 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at June 30, 2005 and December 31, 2004.

                                                           June 30, 2005     December 31, 2004
                                                          -------------------------------------
                                                                      (In thousands)
        Mortgage notes payable - fixed rate.........      $      321,648               303,674
        Bank notes payable - floating rate..........              88,050                86,431
                                                          -------------------------------------
           Total debt...............................      $      409,698               390,105
                                                          =====================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's interest rate under this facility is LIBOR plus .95%, except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At June 30, 2005, the interest rate was 4.08% on a balance of $76,000,000. The interest rate on each tranche is currently reset on a monthly basis two days before the effective date. At August 5, 2005, the balance on this line was comprised of a $53 million tranche at 4.46%, which was set on July 28, 2005, and $42 million in competitive bid loans at a weighted average rate of 4.09%, which was set on August 3, 2005.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in December 2005, which the Company customarily uses for working cash needs. The interest rate on this facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.10%. At June 30, 2005, the interest rate was 4.44% on $12,050,000.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were approximately $31.6 million after deducting the underwriting discount and other offering expenses. The Company used the net proceeds from this offering for general corporate purposes, including acquisition and development of industrial properties and repayment of fixed rate debt maturing in 2005.
     At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company advanced to the property co-owner in November 2004 related to the property's acquisition. Also at the closing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt.
     On July 1, 2005, EastGroup repaid two mortgages totaling $11.5 million. The weighted average interest rate for these mortgages was 8.163%.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2004 did not materially change during the six months ended June 30, 2005 except for the purchase obligations which were fulfilled upon the closings of Arion Business Park and the two parcels of land and the net increases in mortgage notes and bank notes payable as described above.

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

                                         Jul-Dec                                                                  Fair
                                          2005       2006      2007      2008     2009    Thereafter   Total      Value
                                        ------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)....   $ 18,101    43,777    22,035     8,175   38,089    191,471    321,648    342,608(2)
Weighted average interest rate.......      7.86%     6.82%     7.51%     6.65%    6.76%      6.43%      6.68%
Variable rate debt (in thousands)....     12,050         -         -    76,000        -          -     88,050     88,050
Weighted average interest rate.......      4.44%         -         -     4.08%        -          -      4.13%

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

     As the table above incorporates only those exposures that existed as of June 30, 2005, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 41 basis points, interest expense and cash flows would increase or decrease by approximately $364,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,485,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                         Current Notional     Maturity                                   Fair Market Value     Fair Market Value
        Type of Hedge         Amount            Date      Reference Rate   Fixed Rate       at 6/30/05            at 12/31/04
        -------------------------------------------------------------------------------------------------------------------------
                          (In thousands)                                                            (In thousands)
            Swap             $10,485          12/31/10    1 month LIBOR      4.03%             $19                   $14

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, anticipations, intentions, beliefs, budgets, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or nonrenewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to disasters and the costs of insurance to protect from such disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates and the effects to the economy from possible terrorism and related world events, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 2, 2005, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, H.C. Bailey, Jr., Hayden C. Eaves III, Fredric H. Gould, David H. Hoster II, David M. Osnos and Leland R. Speed were elected directors of the Registrant, each to serve until the 2006 Annual Meeting. The following is a summary of the voting for directors:

                                                Common Stock
        Nominee                          Vote For     Vote Withheld
        ------------------------------------------------------------
        D. Pike Aloian                  19,947,233       213,921
        H.C. Bailey, Jr.                19,878,827       282,327
        Hayden C. Eaves III             19,966,671       194,483
        Fredric H. Gould                19,952,278       208,876
        David H. Hoster II              19,990,365       170,789
        David M. Osnos                  19,740,077       421,077
        Leland R. Speed                 19,976,913       184,241

     At the same meeting, shareholders were asked to vote on a proposal to ratify the adoption of the EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan. The Plan authorizes the issuance of up to 50,000 shares of common stock pursuant to awards granted to directors of the Company. The following is a summary of the voting:

                                           Vote For      Vote Against      Abstain       No Vote
        -------------------------------------------------------------------------------------------
        Ratification of 2005 Directors
        Equity Incentive Plan:            10,975,447      5,395,296        134,488      3,663,812

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

Date:  August 5, 2005

                             EASTGROUP PROPERTIES, INC.

                             By:   /s/ BRUCE CORKERN
                                  ---------------------------
                             Bruce Corkern, CPA
                             Senior Vice President, Chief Accounting Officer, and Controller


                             By:  /s/ N. KEITH MCKEY
                                  ---------------------------
                             N. Keith McKey, CPA
                             Executive Vice President, Chief Financial Officer, Secretary and Treasurer