Form 10-Q
period 2005-09-30
EASTGROUP PROPERTIES INC
filed 2005-11-08
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005          COMMISSION FILE NUMBER 1-07094

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES (x) NO ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of November 7, 2005 was 22,017,518.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                                                                                   Pages
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated  balance sheets,  September 30, 2005 (unaudited) and
               December 31, 2004                                                                                     3

               Consolidated  statements  of income for the three and nine months
               ended September 30, 2005 and 2004 (unaudited)                                                         4

               Consolidated statement of changes in stockholders' equity for the
               nine months ended September 30, 2005 (unaudited)                                                      5

               Consolidated  statements  of cash flows for the nine months ended
               September 30, 2005 and 2004 (unaudited)                                                               6

               Notes to consolidated financial statements (unaudited)                                                7

Item 2.        Management's  Discussion and Analysis of Financial  Condition and
               Results of Operations                                                                                11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                           22

Item 4.        Controls and Procedures                                                                              23

PART II.       OTHER INFORMATION

Item 6.        Exhibits                                                                                             23

SIGNATURES

Authorized signatures                                                                                               24


                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                         September 30, 2005      December 31, 2004
                                                                                         -----------------------------------------
                                                                                              (Unaudited)
       ASSETS
         Real estate properties.......................................................   $       913,694               845,139
         Development..................................................................            57,825                39,330
                                                                                         -----------------------------------------
                                                                                                 971,519               884,469
             Less accumulated depreciation............................................          (197,971)             (174,662)
                                                                                         -----------------------------------------
                                                                                                 773,548               709,807
                                                                                         -----------------------------------------

         Real estate held for sale....................................................               773                 2,637
         Unconsolidated investment....................................................             2,546                 9,256
         Mortgage loans receivable....................................................               533                 7,550
         Cash.........................................................................             1,395                 1,208
         Other assets.................................................................            43,049                38,206
                                                                                         -----------------------------------------
             TOTAL ASSETS.............................................................   $       821,844               768,664
                                                                                         =========================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES
         Mortgage notes payable.......................................................   $       305,367               303,674
         Notes payable to banks.......................................................           113,713                86,431
         Accounts payable & accrued expenses..........................................            21,127                16,181
         Other liabilities............................................................             9,370                 8,688
                                                                                         -----------------------------------------
                                                                                                 449,577               414,974
                                                                                         -----------------------------------------

       Minority interest in joint venture.............................................             1,867                 1,884
                                                                                         -----------------------------------------

       STOCKHOLDERS' EQUITY
         Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
           no shares issued...........................................................                 -                     -
         Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
           stated liquidation preference of $33,000...................................            32,326                32,326
         Common shares; $.0001 par value; 68,080,000 shares authorized;
           22,015,518 shares issued and outstanding at September 30, 2005 and
           21,059,164 at December 31, 2004............................................                 2                     2
         Excess shares; $.0001 par value; 30,000,000 shares authorized;
           no shares issued...........................................................                 -                     -
         Additional paid-in capital on common shares..................................           391,579               357,011
         Distributions in excess of earnings..........................................           (51,510)              (35,207)
         Accumulated other comprehensive income.......................................               230                    14
         Unearned compensation........................................................            (2,227)               (2,340)
                                                                                         -----------------------------------------
                                                                                                 370,400               351,806
                                                                                         -----------------------------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $       821,844               768,664
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  Three Months Ended          Nine Months Ended
                                                                                     September 30,               September 30,
                                                                                --------------------------------------------------
                                                                                  2005          2004          2005          2004
                                                                                --------------------------------------------------
REVENUES
  Income from real estate operations.................................           $ 31,889        28,991       93,209        84,200
  Equity in earnings of unconsolidated investment....................                 88             -          377             -
  Mortgage interest income...........................................                 18             -          216             -
  Gain on involuntary conversion.....................................                  -           154            -           154
  Other..............................................................                 54           120          235           231
                                                                                --------------------------------------------------
                                                                                  32,049        29,265       94,037        84,585
                                                                                --------------------------------------------------
EXPENSES
  Operating expenses from real estate operations.....................              9,204         8,216       26,405        23,715
  Interest...........................................................              5,738         5,082       17,508        14,958
  Depreciation and amortization......................................              9,605         8,181       28,391        24,569
  General and administrative.........................................              1,573         1,686        5,266         4,930
  Minority interest in joint venture.................................                115           122          358           366
                                                                                --------------------------------------------------
                                                                                  26,235        23,287       77,928        68,538
                                                                                --------------------------------------------------

INCOME FROM CONTINUING OPERATIONS....................................              5,814         5,978       16,109        16,047

DISCONTINUED OPERATIONS
  Income (loss) from real estate operations..........................                  -            42           (2)          206
  Gain on sale of real estate investments............................                 33         1,389        1,164         1,450
                                                                                --------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS .................................                 33         1,431        1,162         1,656
                                                                                --------------------------------------------------

NET INCOME...........................................................              5,847         7,409       17,271        17,703

  Preferred dividends-Series D.......................................                656           656        1,968         1,968
                                                                                --------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..........................           $  5,191         6,753       15,303        15,735
                                                                                ==================================================

BASIC PER COMMON SHARE DATA..........................................
  Income from continuing operations..................................           $   0.24          0.25         0.66          0.68
  Income from discontinued operations................................               0.00          0.07         0.05          0.08
                                                                                --------------------------------------------------
  Net income available to common stockholders........................           $   0.24          0.32         0.71          0.76
                                                                                ==================================================

  Weighted average shares outstanding................................             21,799        20,804       21,485        20,746
                                                                                ==================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations..................................           $   0.23          0.25         0.65          0.66
  Income from discontinued operations................................               0.00          0.07         0.05          0.08
                                                                                --------------------------------------------------
  Net income available to common stockholders........................           $   0.23          0.32         0.70          0.74
                                                                                ==================================================

  Weighted average shares outstanding................................             22,130        21,179       21,805        21,145
                                                                                ==================================================

Dividends declared per common share..................................           $  0.485         0.480        1.455         1.440

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                               Accumulated
                                                                    Additional                Distributions       Other
                                                 Preferred  Common   Paid-In     Unearned       In Excess     Comprehensive
                                                   Stock    Stock    Capital   Compensation    Of Earnings        Income       Total
                                                 -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004...................... $ 32,326       2     357,011      (2,340)        (35,207)          14      351,806
 Comprehensive income
   Net income...................................        -       -           -           -          17,271            -       17,271
   Net unrealized change in cash flow hedge.....        -       -           -           -               -          216          216
                                                                                                                             -------
     Total comprehensive income.................                                                                             17,487
                                                                                                                             -------
 Common dividends declared - $1.455 per share...        -       -           -           -         (31,606)           -      (31,606)
 Preferred stock dividends declared -
   $1.4907 per share............................        -       -           -           -          (1,968)           -       (1,968)
 Issuance of 860,000 shares of common stock,
   common stock offering........................        -       -      31,597           -               -            -       31,597
 Stock-based compensation, net of forfeitures...        -       -       2,713         113               -            -        2,826
 Issuance of 6,560 shares of common stock,
   dividend reinvestment plan...................        -       -         268           -               -            -          268
 Other..........................................        -       -         (10)          -               -            -          (10)
                                                 -----------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2005..................... $ 32,326       2     391,579      (2,227)        (51,510)         230      370,400
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                   --------------------------
                                                                                                       2005          2004
                                                                                                   --------------------------
OPERATING ACTIVITIES
  Net income.............................................................................          $  17,271        17,703
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations.............................             28,391        24,569
    Depreciation and amortization from discontinued operations...........................                 72           262
    Minority interest depreciation and amortization......................................               (105)         (107)
    Amortization of mortgage loan premiums...............................................               (239)          (18)
    Gain on sale of real estate investments from discontinued operations.................             (1,164)       (1,450)
    Gain on involuntary conversion.......................................................                  -          (154)
    Stock-based compensation expense.....................................................              1,535           883
    Equity in earnings of unconsolidated investment net of distributions.................                 53             -
    Changes in operating assets and liabilities:
      Accrued income and other assets....................................................               (445)         (968)
      Accounts payable, accrued expenses and prepaid rent................................              6,457         7,195
                                                                                                   --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................................             51,826        47,915
                                                                                                   --------------------------

INVESTING ACTIVITIES
  Real estate development................................................................            (38,209)      (12,585)
  Purchases of real estate...............................................................            (23,891)      (19,666)
  Repayments on mortgage loans receivable................................................              7,017             -
  Distributions from unconsolidated investment...........................................              6,657             -
  Real estate improvements...............................................................             (6,975)       (8,309)
  Proceeds from sale of real estate investments..........................................              6,034         4,937
  Changes in other assets and other liabilities..........................................             (3,531)       (2,616)
                                                                                                   --------------------------
NET CASH USED IN INVESTING ACTIVITIES....................................................            (52,898)      (38,239)
                                                                                                   --------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings..........................................................            120,439       106,267
  Repayments on bank borrowings..........................................................            (93,157)     (101,865)
  Proceeds from mortgage notes payable...................................................                  -        30,300
  Principal payments on mortgage notes payable...........................................            (24,125)      (12,626)
  Debt issuance costs....................................................................               (122)         (453)
  Distributions paid to stockholders.....................................................            (33,282)      (31,886)
  Proceeds from common stock offering....................................................             31,597             -
  Proceeds from exercise of stock options................................................              1,254         2,344
  Proceeds from dividend reinvestment plan...............................................                268           264
  Other..................................................................................             (1,613)       (2,950)
                                                                                                   --------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......................................              1,259       (10,605)
                                                                                                   --------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................                187          (929)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................              1,208         1,786
                                                                                                   --------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................          $   1,395           857
                                                                                                   ==========================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,679 and $1,275 for 2005
    and 2004, respectively...............................................................          $  17,231        14,504
  Fair value of debt assumed by the Company in the purchase of real estate...............             26,057         2,091
  Common stock awards issued to employees and directors, net of forfeitures..............              1,004           871

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2004 annual report on Form 10-K and the notes thereto.

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

(4) REAL ESTATE PROPERTIES

     Geographically, the Company's investments are concentrated in major Sunbelt market areas of the United States, primarily in the states of Florida, Texas, California and Arizona. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Real estate properties to be held and used are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $8,174,000 and $24,143,000 for the three and nine months ended September 30, 2005, respectively, and $7,171,000 and $21,812,000 for the same periods in 2004. The Company's real estate properties at September 30, 2005 and December 31, 2004 were as follows:

                                                                    --------------------------------------------
                                                                      September 30, 2005     December 31, 2004
                                                                    --------------------------------------------
                                                                                   (In thousands)
        Real estate properties:
           Land................................................         $     149,553                 139,857
           Buildings and building improvements.................               637,277                 595,852
           Tenant and other improvements.......................               126,864                 109,430
        Development............................................                57,825                  39,330
                                                                    --------------------------------------------
                                                                              971,519                 884,469
           Less accumulated depreciation.......................              (197,971)               (174,662)
                                                                    --------------------------------------------
                                                                        $     773,548                 709,807
                                                                    ============================================

(5) REAL ESTATE HELD FOR SALE

     Real estate properties that are currently offered for sale or are under contract to sell have been shown separately on the consolidated balance sheets as "real estate held for sale." Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
     At December 31, 2004, the Company was offering for sale the Delp Distribution Center II in Memphis, Tennessee with a carrying value of $1,662,000 and 8.26 acres of land in Houston, Texas and Tampa, Florida with a carrying amount of $975,000. During the first quarter of 2005, the Company sold Delp II and generated a gain of $377,000. During the second quarter of 2005, Lamar Distribution Center II was transferred to real estate held for sale and was subsequently sold during the quarter, generating a gain of $754,000. During the third quarter, the Company sold the Tampa land with a carrying amount of $202,000, generating a small gain. At September 30, 2005, the Houston land with a total carrying value of $773,000 was held for sale. No loss is anticipated on the sale of the properties that are held for sale. The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statement. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, the mortgage of which was required to be paid in full upon the sale of the property. Accordingly, Discontinued Operations includes interest expense of zero and $64,000 for the three and nine months ended September 30, 2005 and $33,000 and $99,000 for the same periods of 2004.

(6) BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company allocates the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $549,000 and $1,549,000 for the three and nine months ended September 30, 2005, respectively, and $214,000 and $586,000 for the same periods in 2004. Amortization of above and below market leases was immaterial for all periods presented.
     Total cost of the properties acquired for the nine months ended September 30, 2005 was $49,727,000, of which $45,415,000 was allocated to real estate properties. Intangibles associated with the purchases of real estate were allocated as follows: $4,235,000 to in-place lease intangibles and $222,000 to above market leases (both included in Other Assets on the balance sheet) and $145,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $23,670,000 for the properties and intangibles acquired, assumed mortgages of $25,142,000 and recorded premiums totaling $915,000 to adjust the mortgage loans assumed to fair market value.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at September 30, 2005 and December 31, 2004.

(7) UNCONSOLIDATED INVESTMENT

     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property. This investment is accounted for under the equity method of accounting and had a carrying value of $2,546,000 at September 30, 2005, a decrease of $6,710,000 from $9,256,000 at
December 31, 2004. At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center
II. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. EastGroup's 50% share of the loan proceeds ($6.65 million) reduced the carrying value of the investment.

(8) MORTGAGE LOANS RECEIVABLE

     In connection with the closing of the investment in Industry Distribution Center II, EastGroup advanced a total of $7,550,000 in two separate notes to the property co-owner, one for $6,750,000 and one for $800,000. As discussed in Note 7, the Company and the property co-owner secured permanent fixed-rate financing on the investment in Industry Distribution Center II in May 2005. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note. Also at the closing of the permanent financing, the co-owner repaid the remaining balance of $100,000 on this note. During the third quarter of 2005, the co-owner repaid the first of three equal annual installments of $267,000 on the original $800,000 note. The interest rate on this note is 9% and interest is due monthly to EastGroup.

(9)  OTHER ASSETS

          A summary of the Company's Other Assets follows:

                                                                                        --------------------------------------------
                                                                                          September 30, 2005     December 31, 2004
                                                                                        --------------------------------------------
                                                                                                       (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization.....     $       13,069                 12,003
        Deferred rent receivable, net of allowance for doubtful accounts.............             12,251                 10,832
        Accounts receivable, net of allowance for doubtful accounts..................              2,697                  2,316
        Acquired in-place lease intangibles, net of accumulated amortization.........              5,615                  2,931
        Goodwill.....................................................................                990                    990
        Prepaid expenses and other assets............................................              8,427                  9,134
                                                                                        --------------------------------------------
                                                                                          $       43,049                 38,206
                                                                                        ============================================

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                        --------------------------------------------
                                                                                          September 30, 2005     December 31, 2004
                                                                                        --------------------------------------------
                                                                                                       (In thousands)
        Property taxes payable.......................................................     $       11,685                  6,689
        Development costs payable....................................................              1,348                    921
        Dividends payable............................................................              2,648                  2,355
        Other payables and accrued expenses..........................................              5,446                  6,216
                                                                                        --------------------------------------------
                                                                                          $       21,127                 16,181
                                                                                        ============================================

(11) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2005 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three and nine months ended September 30, 2005 and 2004 are summarized below.

                                                                                         Three Months Ended      Nine Months Ended
                                                                                             September 30,          September 30,
                                                                                        --------------------------------------------
                                                                                           2005       2004        2005       2004
                                                                                        --------------------------------------------
                                                                                                      (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of period...............................................    $    19        254          14        (30)
            Change in fair value of interest rate swap...............................        211       (314)        216        (30)
                                                                                        --------------------------------------------
        Balance at end of period.....................................................    $   230        (60)        230        (60)
                                                                                        ============================================

(12) EARNINGS PER SHARE

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

                                                                                 Three Months Ended      Nine Months Ended
                                                                                    September 30,           September 30,
                                                                                --------------------------------------------
                                                                                  2005        2004        2005        2004
                                                                                --------------------------------------------
                                                                                               (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders............     $  5,191      6,753      15,303     15,735
          Denominator-weighted average shares outstanding..................       21,799     20,804      21,485     20,746
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders............     $  5,191      6,753      15,303     15,735
          Denominator:
            Weighted average shares outstanding............................       21,799     20,804      21,485     20,746
            Common stock options...........................................          172        170         170        198
            Nonvested restricted stock.....................................          159        205         150        201
                                                                                --------------------------------------------
               Total Shares................................................       22,130     21,179      21,805     21,145
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

(14) STOCK-BASED COMPENSATION

     The Company has a management incentive plan which was adopted in 2004 (the "2004 Plan"), under which employees of the Company are issued common stock in the form of restricted stock and may, in the future, be issued other forms of stock-based compensation. Vesting in the stock is dependent on both the achievement of goals and the passage of time. The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation, while also aligning participants' interests with shareholder interests. The 2004 Plan replaced a previous plan adopted in 1994 (the "1994 Plan"), under which employees of the Company were also granted stock option awards, restricted stock and other forms of stock-based compensation.
     The Company accounts for restricted stock in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method. The Company records the fair market value of the restricted stock to additional paid-in capital when the shares are granted and offsets unearned compensation by the same amount. The unearned compensation is amortized over the restricted period into compensation expense. Previously expensed stock-based compensation related to forfeited shares reduces compensation expense during the period in which the shares are forfeited. Stock-based compensation expense was $531,000 and $1,535,000 for the three and nine months ended September 30, 2005, respectively, and $286,000 and $883,000 for the same periods in 2004. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest.
     During the nine months ended September 30, 2005, the Company granted 33,446 shares of incentive restricted stock under these plans and 3,290 shares were forfeited. In addition, 20,465 common shares were issued to employees upon the exercise of stock options under the 1994 Plan.
     Under the Directors Stock Option Plan, the Company granted 1,200 shares of common stock and 481 shares of restricted stock to directors and issued 37,750 shares to directors upon the exercise of stock options under this plan.

(15) INVOLUNTARY CONVERSION

     In 2004, the Company recognized a gain on an involuntary conversion of $154,000 resulting from insurance proceeds exceeding the net book value of two roofs replaced due to tornado damage.

(16) SUBSEQUENT EVENTS

     In October 2005, EastGroup acquired two properties in Houston for a combined purchase price of $6,150,000. Clay Campbell contains 118,000 square feet in two business distribution buildings and was purchased for $4,025,000. Constructed in 1982, it is 100% leased to six customers. The Company purchased a 33,000 square foot business distribution building in the World Houston International Business Center for $2,125,000. Renamed World Houston 18, the building was constructed in 1995 and is 100% leased to a single customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and high quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risks are leasing space, rental rates and tenant defaults. During the third quarter of 2005, leases on 1,222,000 square feet (5.7%) of EastGroup's total square footage of 21,281,000 expired, and the Company was successful in renewing or re-leasing 80% of that total. In addition, EastGroup leased 504,000 square feet of other vacant space during this period. During the third quarter of 2005, average rental rates on new and renewal leases increased by 1.5%.
     During the nine months ended September 30, 2005, leases on 3,330,000 square feet (15.6%) of EastGroup's total square footage of 21,281,000 expired, and the Company was successful in renewing or re-leasing 68% of that total. In addition, EastGroup leased 1,127,000 square feet of other vacant space during this period. During the nine months ended September 30, 2005, average rental rates on new and renewal leases increased by 2.2%.
     EastGroup's total leased percentage increased to 93.6% at September 30, 2005 from 93.5% (including several seasonal leases) at September 30, 2004. The expiring leases anticipated for the remainder of 2005 were 3.1% of the portfolio at September 30, 2005. Property net operating income from same properties increased 1.0% for the quarter ended September 30, 2005 and 2.2% for the nine months as compared to the same periods in 2004. The third quarter of 2005 was EastGroup's ninth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the nine months ended September 30, 2005, EastGroup purchased 156 acres of land for development and three properties (749,000 square feet) for approximately $65 million. The Company transferred four properties (301,000 square feet) with aggregate costs of $15.4 million at the date of transfer from development to real estate properties. The Company sold two properties and one small parcel of land during the first nine months of 2005 for net proceeds of $6.0 million, generating combined gains of $1.2 million. These dispositions represented an opportunity to recycle capital into acquisitions and targeted development with greater upside potential. For 2005, the Company has projected $50-65 million in new acquisitions (net of dispositions) and has identified approximately $50-55 million of development opportunities. EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings. In addition to the mortgage loan assumptions on the purchases discussed above, the Company plans to obtain new fixed rate debt of $39 million during the fourth quarter of 2005.
     At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company advanced to the property co-owner in November 2004 related to the property's acquisition. Also at the closing of the permanent financing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were approximately $31.6 million after deducting the underwriting discount and other offering expenses.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization on February 2, 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to
EastGroup through November 2005. EastGroup is obligated under a recourse mortgage loan on the property for $10,345,000 as of September 30, 2005. Property net operating income for 2004 was $1,369,000. Rental income due for 2005 is $1,389,000 with estimated property net operating income budgeted for 2005 of $1,372,000. Property net operating income for the first nine months of 2005 was $1,028,000.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and nine months ended September 30, 2005 and 2004 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                 Three Months Ended       Nine Months Ended
                                                                                    September 30,           September 30,
                                                                                --------------------------------------------
                                                                                  2005        2004        2005        2004
                                                                                --------------------------------------------
                                                                                    (In thousands, except per share data)
Income from real estate operations...........................................   $ 31,889      28,991      93,209     84,200
Operating expenses from real estate operations...............................     (9,204)     (8,216)    (26,405)   (23,715)
                                                                                --------------------------------------------
PROPERTY NET OPERATING INCOME................................................     22,685      20,775      66,804     60,485

Equity in earnings of unconsolidated investment (before depreciation)........        113           -         476          -
Income from discontinued operations (before depreciation and amortization)...          -         107          70        468
Mortgage interest income.....................................................         18           -         216          -
Other income.................................................................         54         120         235        231
Gain on involuntary conversion...............................................          -         154           -        154
Interest expense.............................................................     (5,738)     (5,082)    (17,508)   (14,958)
General and administrative expense...........................................     (1,573)     (1,686)     (5,266)    (4,930)
Minority interest in earnings (before depreciation and amortization).........       (150)       (158)       (463)      (473)
Gain on sale of nondepreciable real estate investments.......................         33           -          33          -
Dividends on Series D preferred shares.......................................       (656)       (656)     (1,968)    (1,968)
                                                                                --------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS.......................     14,786      13,574      42,629     39,009
Depreciation and amortization from continuing operations.....................     (9,605)     (8,181)    (28,391)   (24,569)
Depreciation and amortization from discontinued operations...................          -         (65)        (72)      (262)
Depreciation from unconsolidated investment..................................        (25)          -         (99)         -
Share of joint venture depreciation and amortization.........................         35          36         105        107
Gain on sale of depreciable real estate investments..........................          -       1,389       1,131      1,450
                                                                                ----------- ---------- ---------- ----------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..................................      5,191       6,753      15,303     15,735
Dividends on preferred shares................................................        656         656       1,968      1,968
                                                                                ----------- ---------- ---------- ----------

NET INCOME...................................................................   $  5,847       7,409      17,271     17,703
                                                                                ============================================

Net income available to common stockholders per diluted share................   $    .23         .32         .70        .74
Funds from operations available to common stockholders per diluted share.....        .67         .64        1.96       1.84

Diluted shares for earnings per share and funds from operations..............     22,130      21,179      21,805     21,145

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the third quarter of 2005 was $.67 per share compared with $.64 per share for the same period of 2004, an increase of 4.7%. The increase in FFO for the third quarter was primarily due to a PNOI increase of $1,910,000, or 9.2%. The increase in PNOI resulted from $1,117,000 attributable to 2004 and 2005 acquisitions, $596,000 from newly developed properties and $197,000 from same property growth. The third quarter of 2005 was the fifth consecutive quarter of increased FFO as compared to the previous year's quarter.

     For the nine months ended September 30, 2005, FFO was $1.96 per share compared with $1.84 for the same period of 2004, an increase of 6.5%. The increase in FFO for 2005 was primarily due to a PNOI increase of $6,319,000, or 10.4%. The increase in PNOI resulted from $3,486,000 attributable to 2004 and 2005 acquisitions, $1,533,000 from newly developed properties and $1,300,000 from same property growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 1.0% for the quarter ended September 30, 2005. The third quarter of 2005 was the ninth consecutive quarter of positive results. For the nine months ended September 30, 2005, PNOI from same properties increased 2.2%.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at September 30, 2005 was 93.6%, the highest level in over four years, and an increase from June 30, 2005 of 91.8% and March 31, 2005 of 91.2%. Occupancy has ranged from 91.0% to 93.6% for ten consecutive quarters.

o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rate increases on new and renewal leases averaged 1.5% for the quarter and 2.2% for the nine months ended September 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
     The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge in the income statement.

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

FINANCIAL CONDITION
(Comments are for the balance sheets dated September 30, 2005 and December 31, 2004.)

     EastGroup's assets were $821,844,000 at September 30, 2005, an increase of $53,180,000 from December 31, 2004. Liabilities increased $34,603,000 to
$449,577,000  and  stockholders'  equity  increased  $18,594,000 to $370,400,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $68,555,000 during the nine months ended September 30, 2005. This increase was primarily due to the purchase of three properties for total costs of $45,415,000 and the transfer of four properties from development with total costs of $15,360,000, as detailed below.

        Real Estate Properties Acquired in 2005          Location            Size        Date Acquired     Cost (1)
        --------------------------------------------------------------------------------------------------------------
                                                                        (Square feet)                   (In thousands)
        Arion Business Park ....................      San Antonio, TX      524,000          01-21-05     $    35,288
        Interstate Distribution Center..........      Jacksonville, FL     181,000          03-31-05           7,578
        Benan Distribution Center...............      Tucson, AZ            44,000          06-15-05           2,549
                                                                       -------------                   ---------------
              Total Acquisitions................                           749,000                       $    45,415
                                                                       =============                   ===============

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

        Real Estate Properties Transferred from                                              Date            Cost at
                  Development in 2005                  Location             Size          Transferred        Transfer
        -----------------------------------------------------------------------------------------------------------------
                                                                        (Square feet)                     (In thousands)
        Santan 10...............................     Chandler, AZ           65,000         01-31-05          $   3,493
        Sunport Center V........................     Orlando, FL            63,000         01-31-05              3,259
        Palm River South I......................     Tampa, FL              79,000         05-31-05              3,842
        World Houston 16........................     Houston, TX            94,000         09-01-05              4,766
                                                                        -------------                      --------------
              Total Developments Transferred....                           301,000                           $  15,360
                                                                        =============                      ==============

     In addition to acquisitions and developments in 2005, the Company made capital improvements of $6,975,000 on existing and acquired properties (shown by category in the Capital Expenditures table under Results of Operations). The Company also acquired one parcel of land for additional parking at an existing property for $221,000 and transferred land with costs of $662,000 from development  to an operating  property for a customer  storage yard.  Also,  the
Company incurred costs of $3,692,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs during the 12-month period following transfer.
     Real estate properties decreased $3,770,000 for one property that transferred to real estate held for sale during 2005, which was subsequently sold.

Development
     The investment in development at September 30, 2005 was $57,825,000 compared to $39,330,000 at December 31, 2004. Total incremental capital investment for development for the first nine months of 2005 was $38,209,000. In addition to the costs of $34,517,000 incurred for the nine months ended September 30, 2005 as detailed in the following table, the Company incurred costs of $3,692,000 on developments during the 12-month period following transfer to real estate properties.
     During 2005, EastGroup acquired 156.1 acres of development land as indicated below. Costs associated with these land acquisitions are all included in the respective markets in the development table on the following page.

           Development Land Acquired in 2005             Location             Size         Date Acquired        Cost
        ------------------------------------------------------------------------------------------------------------------
                                                                                                            (In thousands)
        Arion Business Park Land..................     San Antonio, TX      15.5 Acres        01-21-05       $    2,093
        Southridge Additional Land................     Orlando, FL          32.2 Acres        01-24-05            1,920
        Oak Creek Land............................     Tampa, FL            65.8 Acres        02-15-05            4,957
        Freeport Land.............................     Houston, TX          33.0 Acres        09-27-05            4,121
        SunCoast Commerce Park Land...............     Fort Myers, FL        9.6 Acres        09-30-05            1,990
                                                                          ------------                      --------------
           Total Development Land Acquisitions....                         156.1 Acres                       $   15,081
                                                                          ============                      ==============

     The Company transferred four developments (two 100%, one 92% and one 86% leased) to real estate properties during the first nine months of 2005 with a total investment of $15,360,000 as of the date of transfer. In addition, land with costs of $662,000 was transferred from development to an operating property for a customer storage yard.

                                                                                 Costs Incurred
                                                                 -----------------------------------------------
                                                                    Costs           For the
                                                                 Transferred      Nine Months       Cumulative         Estimated
DEVELOPMENT                                            Size        In 2005       Ended 9/30/05     as of 9/30/05    Total Costs (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                   (Square feet)                         (In thousands)
LEASE-UP
  Executive Airport CC II, Fort Lauderdale, FL...      55,000    $        -              927             3,898             4,200
  Southridge I, Orlando, FL......................      41,000             -            1,880             2,724             3,900
  Southridge V, Orlando, FL......................      70,000             -            2,950             4,232             4,600
                                                   ---------------------------------------------------------------------------------
Total Lease-up...................................     166,000             -            5,757            10,854            12,700
                                                   ---------------------------------------------------------------------------------

UNDER CONSTRUCTION
  Palm River South II, Tampa, FL.................      82,000         1,457            2,059             3,516             4,500
  Sunport Center VI, Orlando, FL.................      63,000         1,044            2,077             3,121             3,800
  Techway SW III, Houston, TX....................     100,000         1,150            2,986             4,136             5,700
  World Houston 15, Houston, TX..................      63,000         1,007               51             1,058             5,800
  World Houston 21, Houston, TX..................      68,000           569              135               704             3,800
  Southridge IV, Orlando, FL.....................      70,000         1,905                -             1,905             4,700
  Santan 10 II, Phoenix, AZ......................      85,000         1,383                -             1,383             4,900
  Arion 14, San Antonio, TX......................      66,000           517                -               517             3,700
  Arion 17, San Antonio, TX......................      40,000           710                -               710             3,500
                                                   ---------------------------------------------------------------------------------
Total Under Construction.........................     637,000         9,742            7,308            17,050            40,400
                                                   ---------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ....................................     130,000        (1,383)             314             1,127             6,500
  Tucson, AZ.....................................      70,000             -                -               326             3,500
  Tampa, FL......................................     525,000        (1,457)           5,471             5,471            29,000
  Orlando, FL....................................     855,000        (2,949)           4,411             8,628            63,800
  West Palm Beach, FL............................      20,000             -               43               521             2,300
  Fort Myers, FL.................................     126,000             -            1,990             1,990             8,800
  El Paso, TX....................................     251,000             -                -             2,444             9,600
  Houston, TX....................................     909,000        (2,726)           4,429             7,607            48,200
  San Antonio, TX................................      65,000        (1,227)           2,329             1,102             5,200
  Jackson, MS....................................      28,000             -              124               705             2,000
                                                   ---------------------------------------------------------------------------------
Total Prospective Development....................   2,979,000        (9,742)          19,111            29,921           178,900
                                                   ---------------------------------------------------------------------------------
                                                    3,782,000    $        -           32,176            57,825           232,000
                                                   =================================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING THE
NINE MONTHS ENDED SEPTEMBER 30, 2005
  Santan 10, Chandler, AZ........................      65,000    $        -              187             3,493
  Sunport Center V, Orlando, FL..................      63,000             -                5             3,259
  Palm River South I, Tampa, FL..................      79,000             -              650             3,842
  World Houston 16, Houston, TX..................      94,000             -            1,499             4,766
                                                   ----------------------------------------------------------------
Total Transferred to Real Estate Properties......     301,000    $        -            2,341            15,360 (2)
                                                   ================================================================

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

     Accumulated depreciation on real estate properties increased $23,309,000 due to depreciation expense of $24,143,000 on real estate properties, offset by accumulated depreciation of $834,000 on one property transferred to real estate held for sale in 2005 as discussed below.
     Real estate held for sale was $773,000 at September 30, 2005 and $2,637,000 at December 31, 2004. Delp Distribution Center II that was transferred to real estate held for sale in 2004 was sold at the end of February 2005. Lamar Distribution Center II was transferred from the portfolio in the second quarter of 2005 and was subsequently sold during the same period. The sale of Delp II and Lamar II reflects the Company's strategy of reducing ownership in Memphis, a noncore market, as market conditions permit. Also, in the third quarter, the remaining Sabal land in Tampa was sold. See Results of Operations for a summary of the gains on the sale of these properties.
     At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company advanced to the property co-owner in November 2004 related to the property's acquisition. Also at the closing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt.
     A summary of the changes in Other Assets is presented in Note 9 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $1,693,000 during the nine months ended September 30, 2005. During the period, EastGroup assumed two mortgages totaling $25,142,000 on the acquisitions of Arion Business Park and Interstate Distribution Center and recorded premiums totaling $915,000 to adjust the mortgage loans assumed to fair value. These premiums are being amortized over the remaining lives of the associated mortgages. Also, the Company repaid five mortgages totaling $18,435,000 with a weighted average interest rate of 8.014%. Other decreases were regularly scheduled principal payments of $5,690,000 and mortgage loan premium amortization of $239,000.
     Notes payable to banks increased $27,282,000 as a result of advances of $120,439,000 exceeding repayments of $93,157,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 10 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $16,303,000 as a result of dividends on common and preferred stock of $33,574,000 exceeding net income for financial reporting purposes of $17,271,000.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were $31,597,000 after deducting the underwriting discount and other offering expenses.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.)

     Net income available to common stockholders for the three and nine months ended September 30, 2005 was $5,191,000 ($.24 per basic and $.23 per diluted share) and $15,303,000 ($.71 per basic and $.70 per diluted share) compared to $6,753,000 ($.32 per basic and diluted share) and $15,735,000 ($.76 per basic and $.74 per diluted share) for the three and nine months ended September 30, 2004. The third quarter of 2004 included $.07 per share from gains on sale of real estate investments. The third quarter of 2005 included an increase in PNOI of $1,910,000, or 9.2%, which resulted from $1,117,000 attributable to 2004 and 2005 acquisitions, $596,000 from newly developed properties and $197,000 from same property growth.
     The increase in PNOI for the nine-month period was $6,319,000, or 10.4%. The increase in PNOI resulted from $3,486,000 attributable to 2004 and 2005 acquisitions, $1,533,000 from newly developed properties and $1,300,000 from same property growth. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     The Company's 50% undivided tenant-in-common interest in Industry Distribution Center II generated equity in earnings of $88,000 and $377,000 for the three and nine months ended September 30, 2005 (PNOI of $204,000 and
$602,000 for the three and nine-month periods). EastGroup also earned $18,000 and $216,000 for the three and nine months ended September 30, 2005 in mortgage loan interest income on the advances that the Company made to the property co-owner in connection with the closing of this property. The $6,750,000 mortgage loan receivable was repaid by the property co-owner at the end of May 2005. During the third quarter, the co-owner repaid the first of three equal annual installments of $267,000 on the original $800,000 note.
     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The increases in mortgage interest expense in 2005 were primarily due to a $30,300,000 new mortgage that the Company obtained in September 2004, the $20,500,000 loan assumed on the acquisition of Arion Business Park in January 2005 and the $4,642,000 mortgage assumed on the acquisition of Interstate Distribution Center in March 2005. Mortgage principal payments were $16,190,000 and $24,125,000 for the three and nine months ended September 30, 2005 and $5,789,000 and

$12,626,000 for the same periods of 2004. During 2005, the Company has repaid five mortgages totaling $18,435,000. The details of these mortgages are shown in the following table:

MORTGAGE DEBT                                           INTEREST RATE      DATE REPAID      AMOUNT REPAID
----------------------------------------------------------------------------------------------------------
Westport Commerce Center............................        8.000%          03/31/05        $  2,371,000
Lamar Distribution Center II........................        6.900%          06/30/05           1,781,000
Exchange Distribution Center I......................        8.375%          07/01/05           1,762,000
Lake Pointe Business Park...........................        8.125%          07/01/05           9,738,000
JetPort Commerce Park...............................        8.125%          09/30/05           2,783,000
                                                        -------------                      ---------------
  Weighted Average/Total Amount.....................        8.014%                          $ 18,435,000
                                                        =============                      ===============

     The Company has taken advantage of the lower available interest rates in the market during the past several years and has fixed several new large mortgages at rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. A summary of the Company's weighted average interest rates on mortgage debt for the past several years is presented below:

                                                        WEIGHTED AVERAGE
        MORTGAGE DEBT AS OF:                              INTEREST RATE
        -------------------------------------------------------------------
        December 31, 2001.........................            7.61%
        December 31, 2002.........................            7.34%
        December 31, 2003.........................            6.92%
        December 31, 2004.........................            6.74%
        September 30, 2005........................            6.61%

     On September 2, 2005, the Company signed an application on a $39 million, nonrecourse first mortgage loan secured by five properties. The note is expected to close in late November and will have a fixed interest rate of 4.98%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note will be used to reduce floating rate bank borrowings.
     The following table presents the components of interest expense for the three and nine months ended September 30, 2005 and 2004.

                                                                             Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                       -------------------------------------------------------------
                                                                                           Increase                        Increase
                                                                         2005      2004   (Decrease)    2005      2004    (Decrease)
                                                                       -------------------------------------------------------------
                                                                                   (In thousands, except rates of interest)
Average bank borrowings........................................        $ 97,833   77,854    19,979     96,675    67,748     28,927
Weighted average variable interest rates.......................           4.65%    2.79%                4.28%     2.55%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)......           1,148      548       600      3,095     1,293      1,802
Amortization of bank loan costs................................              89      102       (13)       267       306        (39)
                                                                       -------------------------------------------------------------
Total variable rate interest expense...........................           1,237      650       587      3,362     1,599      1,763
                                                                       -------------------------------------------------------------

FIXED RATE INTEREST EXPENSE (1)
Fixed rate interest (excluding loan cost amortization).........           4,998    4,693       305     15,487    14,321      1,166
Amortization of mortgage loan costs............................             113      104         9        338       313         25
                                                                       -------------------------------------------------------------
Total fixed rate interest expense..............................           5,111    4,797       314     15,825    14,634      1,191
                                                                       -------------------------------------------------------------

Total interest.................................................           6,348    5,447       901     19,187    16,233      2,954
Less capitalized interest......................................            (610)    (365)     (245)    (1,679)   (1,275)      (404)
                                                                       -------------------------------------------------------------

TOTAL INTEREST EXPENSE.........................................        $  5,738    5,082       656     17,508    14,958      2,550
                                                                       =============================================================

(1) Does not include interest expense for discontinued operations. See Note 5 in the Notes to the Consolidated Financial Statements for this information.

     Depreciation and amortization increased $1,424,000 and $3,822,000 for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to properties acquired and properties transferred from development during 2004 and 2005.
     General and administrative expenses decreased $113,000 for the three months and increased $336,000 for the nine months ended September 30, 2005 compared to the same periods of 2004. Increases in general and administrative expenses include higher compensation costs in 2005, mainly due to the Company achieving goals in its stock-based incentive plans. These increases were offset for the three-month comparative period due to additional costs allocated to development properties during the period because of increased development activity.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $397,000 and $1,428,000 for the three and nine months ended September 30, 2005, compared to $689,000 and $2,471,000 for the same periods in 2004. Overall, the Company's more recent leases include fewer rent concessions than experienced during the recessionary periods of the past several years.

Capital Expenditures
     Capital expenditures for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                                                 Three Months Ended      Nine Months Ended
                                                                                    September 30,           September 30,
                                                                    Estimated   --------------------------------------------
                                                                   Useful Life    2005        2004        2005        2004
                                                                  ----------------------------------------------------------
                                                                                               (In thousands)
        Upgrade on Acquisitions......................                40 yrs     $  187         140          241        178
        Tenant Improvements:
           New Tenants...............................              Lease Life    1,100       1,361        3,221      3,566
           New Tenants (first generation) (1)........              Lease Life      134          88          544        962
           Renewal Tenants...........................              Lease Life      110         455          743      1,004
        Other:
           Building Improvements.....................               5-40 yrs       256         464        1,020      1,008
           Roofs.....................................               5-15 yrs        20         863          147      1,445
           Parking Lots..............................               3-5 yrs         64          47          865        115
           Other.....................................                5 yrs          27          14          194         31
                                                                                --------------------------------------------
              Total Capital Expenditures.............                           $1,898       3,432        6,975      8,309
                                                                                ============================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                                                 Three Months Ended      Nine Months Ended
                                                                                    September 30,           September 30,
                                                                    Estimated   --------------------------------------------
                                                                   Usefule Life   2005        2004        2005        2004
                                                                  ----------------------------------------------------------
                                                                                               (In thousands)
        Development..................................               Lease Life  $  308          77        1,108        366
        New Tenants..................................               Lease Life     509         366        1,463      1,330
        New Tenants (first generation) (1)...........               Lease Life      67          87          116        168
        Renewal Tenants..............................               Lease Life     384         333        1,198        962
                                                                                --------------------------------------------
              Total Capitalized Leasing Costs........                           $1,268         863        3,885      2,826
                                                                                ============================================

        Amortization of Leasing Costs (2)............                           $  882         861        2,771      2,433
                                                                                ============================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statement. A summary of gains on real estate investments for the properties sold during these periods is presented in the following table.

Gains on Real Estate Investments

                                                                                Date          Net                     Recognized
             Real Estate Properties           Location            Size          Sold      Sales Price       Basis        Gain
        -------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)
        2005
        Delp Distribution Center II......   Memphis, TN          102,000 SF    02/23/05   $    2,085        1,708          377
        Lamar Distribution Center II.....   Memphis, TN          151,000 SF    06/30/05        3,710        2,956          754
        Sabal Land.......................   Tampa, FL            1.9 Acres     09/30/05          239          206           33
                                                                                          ---------------------------------------
                                                                                          $    6,034        4,870        1,164
                                                                                          =======================================
        2004
        Getwell Distribution Center......   Memphis, TN           26,000 SF    06/30/04   $      746          685           61
        Sample 95 Business Park III......   Pompano Beach, FL     18,000 SF    07/01/04        1,994          711        1,283
        Viscount Distribution Center.....   Dallas, TX           104,000 SF    08/20/04        2,197        2,091          106
                                                                                          ---------------------------------------
                                                                                          $    4,937        3,487        1,450
                                                                                          =======================================


NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No.
29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, which was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of this Statement in June 2005 had no impact on its overall financial position or results of operation as the Company had no nonmonetary asset exchanges during the periods presented nor does it expect to have nonmonetary asset exchanges in the immediate future.
     The FASB has issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005, or January 1, 2006 for EastGroup. Early adoption of the Statement is encouraged. The Company currently accounts for stock-based compensation in accordance with SFAS
148. The Company has evaluated the potential impact of the adoption of SFAS 123R in 2006 and expects such adoption to have an immaterial impact on its overall financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $51,826,000 for the nine months ended September 30, 2005. The primary other sources of cash were from bank borrowings, proceeds from a common stock offering, repayments on mortgage loans receivable, distributions from an unconsolidated investment (primarily EastGroup's 50% share of loan proceeds) and the sale of real estate properties. The Company distributed $31,314,000 in common and $1,968,000 in preferred stock dividends during the nine months ended September 30, 2005. Other primary uses of cash were for bank debt repayments, construction and development of properties, mortgage note payments, purchases of real estate properties and capital improvements at various properties.

     Total debt at September 30, 2005 and December 31, 2004 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at September 30, 2005 and December 31, 2004.

                                                            September 30, 2005      December 31, 2004
                                                           -------------------------------------------
                                                                        (In thousands)
        Mortgage notes payable - fixed rate.........        $      305,367                303,674
        Bank notes payable - floating rate..........               113,713                 86,431
                                                           -------------------------------------------
           Total debt...............................        $      419,080                390,105
                                                           ===========================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's interest rate under this facility is LIBOR plus .95%, except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At September 30, 2005, the interest rate was 4.62% on a balance of $108,000,000. The interest rate on each tranche is currently reset on a monthly basis two business days before the effective date. At November 8, 2005, the balance on this line was comprised of a $70 million tranche at 5.04% and $43 million in competitive bid loans at a weighted average rate of 4.59%, which were set on October 27, 2005.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in December 2005, which the Company customarily uses for working cash needs. EastGroup currently intends to renew this facilty upon maturity. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.10%. At September 30, 2005, the interest rate was 4.96% on $5,713,000.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were $31,597,000 after deducting the underwriting discount and other offering expenses. The Company used the net proceeds from this offering for general corporate purposes, including acquisition and development of industrial properties and repayment of fixed rate debt maturing in 2005.
     At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center II in Los Angeles. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company advanced to the property co-owner in November 2004 related to the property's acquisition. Also at the closing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt.
     On September 2, 2005, the Company signed an application on a $39 million, nonrecourse first mortgage loan secured by five properties. The note is expected to close in late November and will have a fixed interest rate of 4.98%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note will be used to reduce floating rate bank borrowings.
     In October 2005, EastGroup acquired two properties in Houston for a combined purchase price of $6,150,000. Clay Campbell contains 118,000 square feet in two business distribution buildings and was purchased for $4,025,000. Constructed in 1982, it is 100% leased to six customers. The Company purchased a 33,000 square foot business distribution building in the World Houston International Business Center for $2,125,000. Renamed World Houston 18, the building was constructed in 1995 and is 100% leased to a single customer.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2004 did not materially change during the nine months ended September 30, 2005 except for the purchase obligations which were fulfilled upon the closings of Arion
Business Park and the two parcels of land and the net increases in mortgage notes and bank notes payable as described above.

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

                                        Oct-Dec
                                         2005     2006      2007      2008     2009    Thereafter   Total    Fair Value
                                       ----------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...   $  1,820   43,777   22,035      8,175   38,089    191,471    305,367    318,917(2)
Weighted average interest rate......      6.82%    6.82%    7.51%      6.65%    6.76%      6.43%      6.61%
Variable rate debt (in thousands)...   $  5,713        -        -    108,000        -          -    113,713    113,713
Weighted average interest rate......      4.96%        -        -      4.62%        -          -      4.64%

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

     As the table above incorporates only those exposures that existed as of September 30, 2005, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 46 basis points, interest expense and cash flows would increase or decrease by approximately $528,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,345,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                          Current Notional                                                      Fair Market Value  Fair Market Value
        Type of Hedge          Amount          Maturity Date      Reference Rate   Fixed Rate      at 9/30/05          at 12/31/04
        ----------------------------------------------------------------------------------------------------------------------------
                           (In thousands)                                                                  (In thousands)
            Swap              $10,345            12/31/10          1 month LIBOR      4.03%            $230               $14

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 8, 2005

                              EASTGROUP PROPERTIES, INC.

                              By:   /s/ BRUCE CORKERN
                                   -----------------------------
                              Bruce Corkern, CPA
                              Senior Vice President, Chief Accounting Officer and Controller


                              By:  /s/ N. KEITH MCKEY
                                  ------------------------------
                              N. Keith McKey, CPA
                              Executive Vice President, Chief Financial Officer, Secretary and Treasurer