Form 10-K
period 2005-12-31
EASTGROUP PROPERTIES INC
filed 2006-03-09
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005       COMMISSION FILE NUMBER 1-07094

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

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES (x) NO ( )

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ( ) NO (x)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

   Large Accelerated Filer (x) Accelerated Filer ( ) Non-accelerated Filer ( )

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $898,182,000.

     The number of shares of common stock, $.0001 par value, outstanding as of March 7, 2006 was 22,037,832.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS.

Organization
     EastGroup Properties, Inc. (the Company or EastGroup) is an equity real estate investment trust (REIT) organized in 1969. The Company has elected to be taxed and intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), as amended.

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

Administration
     EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi. The Company has regional offices in Phoenix, Orlando and Houston and property management offices in Jacksonville, Tampa and Fort Lauderdale. Offices at these locations allow the Company to directly manage all of its Mississippi, Arizona, Florida and Houston properties, which together account for 55% of the Company's total portfolio on a square foot basis. In addition, the Company currently provides property administration (accounting of operations) for 95% of its total portfolio. The Company uses third-party management groups for the remainder of its portfolio. The regional offices in Arizona, Florida and Texas also provide development capability and oversight in those states. As of March 7, 2006, EastGroup had 60 full-time employees and one part-time employee.

Operations
     EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States with an emphasis in the states of Florida, Texas, California and Arizona. The Company's goal is to maximize shareholder value by being the leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. EastGroup's strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets. Substantially all of the Company's revenue is generated from renting warehouse distribution space.
     During 2005, EastGroup expanded its holdings principally through the acquisition of seven properties comprised of 1,210,000 square feet of warehouse space and 188 acres of land for future development and by the transfer of four properties (301,000 square feet) from development to real estate properties. In addition, the Company acquired a property that was vacant and is being redeveloped. The Company sold two properties (253,000 square feet) and one small parcel of land during 2005. The Company's current portfolio includes 21.9 million square feet of real estate properties with an additional 996,000 square feet under development.
     EastGroup may invest in other real estate investment trusts that may be potential candidates for a combination with EastGroup. At December 31, 2005 and 2004, the Company had no investment in other REITs.
     EastGroup incurs short-term floating rate bank debt in connection with the acquisition of real estate and payment of costs of development projects and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans secured by real property. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.
     EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions require. In addition, the Company may provide financing to a partner in connection with an acquisition of real estate in certain situations.
     The Company intends to continue to qualify as a REIT under the Code. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its shareholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.
     EastGroup has no present intention of acting as an underwriter of offerings of securities of other issuers. The strategies and policies set forth above were determined and are subject to review by EastGroup's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its stockholders, which contain financial statements audited by the Company's independent registered public accounting firm.

Environmental Matters
     Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. EastGroup's properties have been subjected to environmental audits by independent environmental consultants. These reports have not revealed any potential significant environmental liability. Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup's business, assets, financial position or results of operations.

ITEM 1A.  RISK FACTORS.

     In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's financial condition and the performance of its business. The Company refers to itself as "we" or "our" in the following risk factors.

Real Estate Industry Risks
     We face risks associated with local real estate conditions in areas where we own properties. We may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us. Other factors that may affect general economic conditions or local real estate conditions include:

     o    population and demographic trends;
     o    employment and personal income trends;
     o    income tax laws;
     o    changes in interest rates and availability and costs of financing;
     o increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents; and
     o    construction costs.

     We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues, and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. All of our industrial properties are subject to significant local competition. We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth. In addition, our portfolio of industrial properties faces competition from other properties within each submarket where they are located.

     We are subject to significant regulation that inhibits our activities. Local zoning and use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

Risks Associated with Our Properties
     We may be unable to renew leases or relet space as leases expire. When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms, if we are able to relet the property at all. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures, and our ability to make expected distributions to stockholders, may be adversely affected.

     We have been and may continue to be affected negatively by tenant bankruptcies and leasing delays. At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to us, and distributions to investors may decrease. We receive a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we may deem it advisable to modify lease terms to allow tenants to pay a lower rent or a smaller share of taxes, insurance and other operating costs. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant's default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

     Our investment in property development may be more costly than we anticipate. We intend to continue to develop properties where market conditions warrant such investment. Once made, our investments may not produce results in accordance with our expectations. Risks associated with our current and future development and construction activities include:

     o    the unavailabity of favorable financing alternatives;
     o construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;
     o construction and lease-up delays resulting in increased debt service, fixed expenses and construction costs;
     o expenditure of funds and devotion of management's time to projects that we do not complete;
     o occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and
     o    complications   (including   building   moratoriums   and  anti-growth
          legislation) in obtaining necessary zoning, occupancy and other governmental permits.

     We face risks associated with property acquisitions. We acquire individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:

     o when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;
     o    acquired properties may fail to perform as expected;
     o the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;
     o acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;
     o we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and
     o we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

     Coverage under our existing insurance policies may be inadequate to cover losses. We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as a number of our properties are located in California, an area known for seismic activity, we may incur material losses in the future in excess of insurance proceeds from our earthquake insurance. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable costs.

     We face risks due to lack of geographic diversity. Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of California, Florida, Texas and Arizona. A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.

     We face risks due to the illiquidity of real estate which may limit our ability to vary our portfolio. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will therefore be limited. In addition, the Internal Revenue Code limits our ability to sell our properties. If we must sell an investment, we cannot ensure that we will be able to dispose of the investment at terms favorable to the Company.

     We face possible environmental liabilities. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for substantial property or natural resource damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may affect adversely the owner's ability to use, sell or lease real estate or to borrow using the real estate as collateral. We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we currently or formerly owned. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, released from, or present at, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. Although Phase I environmental site assessments ("ESAs") have been conducted at our properties to identify potential sources of contamination at the properties, such ESAs do not reveal all environmental liabilities or compliance concerns that could arise from the properties. Moreover, material environmental liabilities or compliance concerns may exist, of which we are currently unaware, that in the future may have a material adverse effect on our business, assets or results of operations.

Financing Risks
     We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that a portion of the principal of our debt will not be repaid prior to maturity. Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

     We face risks related to "balloon payments." Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments." There can be no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors.

     We face risks associated with our dependence on external sources of capital. In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market's perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity financing may dilute the holdings of our current stockholders.

     Fluctuations in interest rates may adversely affect our operations and value of our stock. As of December 31, 2005, we had approximately $117 million of variable interest rate debt. As of December 31, 2005, the weighted average interest rate on our variable rate debt was 5.16%. We may also incur indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates. Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

     A lack of any limitation on our debt could result in our becoming more highly leveraged. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our board of directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

Other Risks
     The market value of our common stock could decrease based on our performance and market perception and conditions. The market value of our common stock may be based primarily upon the market's perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

     We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we may be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders as a condition of REIT qualification. Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2008. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code. To qualify as a REIT, we must comply with certain highly technical and complex requirements. We cannot be certain we have complied with these requirements because there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. We cannot assure you that we will remain qualified as a REIT.

     There  is a risk  of  changes  in the  tax law  applicable  to real  estate investment trusts. Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

     Our Charter contains provisions that may adversely affect the value of shareholders' stock. Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). The ownership limit may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control. Also, the request of the holders of a majority or more of our common stock is necessary for stockholders to call a special meeting. We also require advance notice by stockholders for the nomination of directors or proposal of business to be considered at a meeting of stockholders.

     We have adopted a stockholder rights plan that may make a change in control difficult. We have a stockholder rights plan. Under the terms of the plan, we declared a dividend of rights on our common stock and Series B preferred stock. The rights issued under the plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 15% or more of our shares, our Board of Directors determines that a substantial stockholder's ownership may be adverse to the interests of our other stockholders or our qualification as a REIT, or other similar events. The plan could have the effect of deterring or preventing our acquisition, even if a majority of our stockholders were in favor of such acquisition, and could have the effect of making it more difficult for a person or group to gain control of us or to change existing management.

     We have change of control agreements with certain of our officers that may deter changes of control of the Company. We have entered into change of control agreements with certain of our officers providing for the payment of money to these officers upon the occurrence of our change of control as defined in these agreements. If, within a certain time period (as set in the officer's agreement) following a change of control, we terminate the officer's employment other than for cause, or if the officer elects to terminate his or her employment with us for reasons specified in the agreement, we will make a severance payment equal to the officer's average annual compensation times an amount specified in the officer's agreement, together with the officer's base salary and vacation pay that have accrued but are unpaid through the date of termination. These agreements may deter our change of control because of the increased cost for a third party to acquire control of us.

     Our Board of Directors may authorize and issue securities without stockholder approval. Under our Charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders' best interests.

     Maryland business statutes may limit the ability of a third party to acquire control of us. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.
     The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.
     The Maryland Control Share Acquisition Act provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to cast on the matter. "Control Shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.
     If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders' meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

     EastGroup owned 180 industrial properties and one office building at December 31, 2005. These properties are located primarily in the Sunbelt states of Arizona, California, Florida and Texas, the majority of which are clustered around major transportation features in supply constrained submarkets. The Company has developed over 24% of its total portfolio. The Company's focus is the ownership of business distribution space (currently 75% of the total portfolio) with the remainder in bulk distribution space (20%) and business service space (5%). Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet. See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company's properties. At December 31, 2005, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

Shares of Common Stock Market Prices and Dividends

                            Calendar 2005                                     Calendar 2004
       ----------------------------------------------------------------------------------------------------
           Quarter        High        Low        Distributions        High        Low        Distributions
       ----------------------------------------------------------------------------------------------------
       First             $39.90      35.60              $ .485       $36.00      32.28              $ .480
       Second             43.50      36.21                .485        35.75      27.85                .480
       Third              45.74      39.83                .485        34.99      31.58                .480
       Fourth             46.95      40.00                .485        38.65      33.05                .480
                                                 --------------                              --------------
                                                        $1.940                                      $1.920
                                                 ==============                              ==============

     As of March 7, 2006, there were approximately 1,040 holders of record of the Company's 22,037,832 outstanding shares of common stock. The Company distributed all of its 2005 and 2004 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2005 and 2004.

Federal Income Tax Treatment of Share Distributions

                                                        Years Ended December 31,
                                                       -------------------------
                                                          2005           2004
                                                       -------------------------
        Common Share Distributions:
            Ordinary Income...........................  $1.4816         1.4860
            Return of capital.........................    .3724          .4060
            Long-term 15% capital gain................    .0032          .0140
            Long-term 25% capital gain................    .0828          .0140
                                                       -------------------------
        Total Common Distributions....................  $1.9400         1.9200
                                                       =========================

Securities Authorized For Issuance Under Equity Compensation Plans
     See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding the Company's equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                           Total Number                          Total Number of Shares Purchased     Maximum Number of Shares
                             of Shares        Average Price       as Part of Publicly Announced       That May Yet Be Purchased
           Period            Purchased       Paid Per Share              Plans or Programs           Under the Plans or Programs
   ---------------------------------------------------------------------------------------------------------------------------------
   10/01/05 thru 10/31/05         -                  -                          -                             672,300
   11/01/05 thru 11/30/05         -                  -                          -                             672,300
   12/01/05 thru 12/31/05       649 (1)         $45.04                          -                             672,300 (2)
                           -----------------------------------------------------------------------
     Total                      649             $45.04                          -
                           =======================================================================

(1) As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock. Shares withheld for tax withholding obligations do not affect the total number of remaining shares available for repurchase under the Company's common stock repurchase plan.

(2) EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Under the common stock repurchase plan, the Company has purchased a total of 827,700 shares for $14,170,000 (an average of $17.12 per share) with 672,300 shares still authorized for repurchase. The Company has not repurchased any shares under this plan since 2000.

ITEM 6.   SELECTED FINANCIAL DATA.
     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                      Years Ended December 31,
                                                                    -------------------------------------------------------------
                                                                        2005        2004        2003        2002        2001
                                                                    -------------------------------------------------------------
                                                                                (In thousands, except per share data)
OPERATING DATA
Revenues
  Income from real estate operations...........................     $  125,548     113,688     106,571     101,973      99,087
  Equity in earnings of unconsolidated investment..............            450          69           -           -           -
  Gain on involuntary conversion...............................            243         154           -           -           -
  Other income.................................................            264         289         227         617         727
                                                                    -------------------------------------------------------------
                                                                       126,505     114,200     106,798     102,590      99,814
                                                                    -------------------------------------------------------------
Expenses
  Operating expenses from real estate operations...............         35,687      31,983      31,298      29,362      25,138
  Depreciation and amortization................................         39,234      33,135      31,626      29,944      26,567
  General and administrative...................................          6,874       6,711       4,966       4,179       4,573
  Minority interest in joint ventures..........................            484         490         416         375         350
                                                                    -------------------------------------------------------------
                                                                        82,279      72,319      68,306      63,860      56,628
                                                                    -------------------------------------------------------------

Income before gain on sale of real estate investments                   44,226      41,881      38,492      38,730      43,186
  Gain on sale of real estate investments......................              -           -           -          93       4,311
                                                                    -------------------------------------------------------------
Income after gain on sale of real estate investments...........         44,226      41,881      38,492      38,823      47,497

Other Income (Expense)
  Gain on securities...........................................              -           -         421       1,836       2,967
  Interest income..............................................            247         121          22         309       1,041
  Interest expense.............................................        (23,444)    (20,349)    (18,878)    (17,246)    (17,677)
                                                                    -------------------------------------------------------------
Income from Continuing Operations                                       21,029      21,653      20,057      23,722      33,828

Discontinued operations
  Income (loss) from real estate operations....................             (2)        224         276         (30)        354
  Gain (loss) on sale of real estate investments...............          1,164       1,450         112         (66)          -
                                                                    -------------------------------------------------------------
Income (loss) from discontinued operations.....................          1,162       1,674         388         (96)        354
                                                                    -------------------------------------------------------------

Net income ....................................................         22,191      23,327      20,445      23,626      34,182
  Preferred dividends-Series A.................................              -           -       2,016       3,880       3,880
  Preferred dividends-Series B.................................              -           -       2,598       6,128       6,128
  Preferred dividends-Series D.................................          2,624       2,624       1,305           -           -
  Costs on redemption of Series A preferred....................              -           -       1,778           -           -
                                                                    -------------------------------------------------------------
Net income available to common stockholders....................     $   19,567      20,703      12,748      13,618      24,174
                                                                    =============================================================

BASIC PER SHARE DATA
  Income from continuing operations............................     $      .86         .92         .70         .87        1.52
  Income (loss) from discontinued operations...................            .05         .08         .02        (.01)        .02
                                                                    -------------------------------------------------------------
  Net income available to common stockholders..................     $      .91        1.00         .72         .86        1.54
                                                                    =============================================================

  Weighted average shares outstanding..........................         21,567      20,771      17,819      15,868      15,697
                                                                    =============================================================

DILUTED PER SHARE DATA
  Income from continuing operations............................     $      .84         .90         .68         .85        1.49
  Income (loss) from discontinued operations...................            .05         .08         .02        (.01)        .02
                                                                    -------------------------------------------------------------
  Net income available to common stockholders..................     $      .89         .98         .70         .84        1.51
                                                                    =============================================================

  Weighted average shares outstanding..........................         21,892      21,088      18,194      16,237      16,046
                                                                    =============================================================
OTHER PER SHARE DATA
  Book value (at end of year)..................................     $    15.06       15.14       16.01       15.11       16.19
  Common distributions declared................................           1.94        1.92        1.90        1.88        1.80
  Common distributions paid....................................           1.94        1.92        1.90        1.88        1.80

BALANCE SHEET DATA (AT END OF YEAR)
  Real estate investments, at cost ............................     $1,024,459     904,312     842,577     791,684     741,755
  Real estate investments, net of accumulated depreciation.....        818,032     729,250     695,643     672,707     649,554
  Total assets.................................................        863,538     768,664     729,267     703,737     684,062
  Mortgage, bond and bank loans payable........................        463,725     390,105     338,272     322,300     291,072
  Total liabilities............................................        496,972     414,974     360,518     345,493     311,613
  Minority interest in joint venture...........................          1,702       1,884       1,804       1,759       1,739
  Total stockholders' equity...................................        364,864     351,806     366,945     356,485     370,710

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and high quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. The Company's primary risk is leasing space. During
2005, leases on 4,458,000 square feet (20.5%) of EastGroup's total square footage of 21,742,000 expired, and the Company was successful in renewing or re-leasing 68% of that total. In addition, EastGroup leased 1,699,000 square feet of other vacant space during the year. During 2005, average rental rates on new and renewal leases increased by 1.4%.
     EastGroup's total leased percentage increased to 95.3% at December 31, 2005 from 94.4% at December 31, 2004. Leases scheduled to expire in 2006 were 14.2% of the portfolio on a square foot basis at December 31, 2005. Since the end of 2005, the Company has experienced positive leasing activity and reduced this percentage to 9.8% as of March 7, 2006. Property net operating income from same properties increased 1.2% for 2005 as compared to 2004. The fourth quarter of 2005 was EastGroup's tenth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2005, EastGroup purchased 188 acres of land for development and seven properties (1,210,000 square feet) for approximately $95.5 million. The Company purchased an additional property for approximately $4.1 million, which is currently vacant and is being redeveloped into a state-of-the-art incubator research and development center. EastGroup plans to sell (at cost) a 20% ownership interest in this property to an entity controlled by its co-developer partner, who is also a 20% co-owner of the Company's University Business Center complex in the same submarket.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and adjusting development start dates according to leasing activity. During 2005, the Company transferred four properties (301,000 square feet) with aggregate costs of $15.4 million at the date of transfer from development to real estate properties. Three of these properties are 100% leased and the other is 86% leased. The Company transferred two additional properties to the portfolio in the first quarter of 2006 and expects to transfer two more in the second quarter, all of which are 100% leased. Also, the Company anticipates approximately $70 million in new development starts during 2006.
     The Company sold two properties and one small parcel of land during 2005 for net proceeds of $6.0 million, generating combined gains of $1.2 million. These dispositions represented an opportunity to recycle capital into acquisitions and development with greater upside potential. For 2006, the Company has projected dispositions of approximately $35 million during the first half of the year and new acquisitions of $35 million in mid-year. The projected dispositions are all in Memphis and reflect the Company's plans of reducing ownership in Memphis, a noncore market, as market conditions permit.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were approximately $31.6 million after deducting the underwriting discount and other offering expenses.
     At December 31, 2005, the Company's investment in Industry Distribution Center II in Los Angeles was $2,618,000, a decrease of $6,638,000 from December 31, 2004. In May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry II. The Company has a 50% undivided tenant-in-common interest in the 309,000 square foot warehouse. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company advanced to the property co-owner in November 2004 related to the property's acquisition. Also at the closing of the permanent financing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt. In addition to the repayment of the $6.75 million note in 2005, the co-owner repaid the $800,000 additional note that EastGroup had advanced to the co-owner in 2004.
     In late November 2005, the Company closed a $39 million, nonrecourse first mortgage loan secured by five properties. The note has a fixed interest rate of 4.98%, a ten-year term, and an amortization schedule of 20 years. The proceeds of the note were used to reduce floating rate bank borrowings. In 2006, the Company plans to obtain approximately $100 million of fixed rate debt, using the proceeds of the borrowings to reduce variable rate bank line balances.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization on February 2, 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through March 2006. EastGroup is obligated under a recourse mortgage loan on the property for $10,345,000 as of December 31, 2005. Property net operating income for 2005 was $1,374,000 for the property occupied by Tower. Rental income due for 2006 is $1,389,000 with estimated property net operating income for 2006 of $1,366,000.
     EastGroup has one reportable segment--industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents the three fiscal years reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                              Years Ended December 31,
                                                                                    --------------------------------------------
                                                                                         2005           2004           2003
                                                                                    --------------------------------------------
                                                                                                   (In thousands)
Income from real estate operations..............................................    $   125,548        113,688        106,571
Operating expenses from real estate operations..................................        (35,687)       (31,983)       (31,298)
                                                                                    --------------------------------------------
PROPERTY NET OPERATING INCOME...................................................         89,861         81,705         75,273

Equity in earnings of unconsolidated investment (before depreciation)...........            582             84              -
Income from discontinued operations (before depreciation and amortization)......             70            540            700
Interest income.................................................................            247            121             22
Gain on involuntary conversion..................................................            243            154              -
Gain on securities..............................................................              -              -            421
Other income....................................................................            264            289            227
Interest expense................................................................        (23,444)       (20,349)       (18,878)
General and administrative expense..............................................         (6,874)        (6,711)        (4,966)
Minority interest in earnings (before depreciation and amortization)............           (625)          (633)          (561)
Gain on sale of nondepreciable real estate investments..........................             33              -              6
Dividends on Series A preferred shares..........................................              -              -         (2,016)
Dividends on Series D preferred shares..........................................         (2,624)        (2,624)        (1,305)
Costs on redemption of Series A preferred.......................................              -              -         (1,778)
                                                                                    --------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS..........................         57,733         52,576         47,145
Depreciation and amortization from continuing operations........................        (39,234)       (33,135)       (31,626)
Depreciation and amortization from discontinued operations......................            (72)          (316)          (424)
Depreciation from unconsolidated investment.....................................           (132)           (15)             -
Minority interest depreciation and amortization.................................            141            143            145
Gain on sale of depreciable real estate investments.............................          1,131          1,450            106
Dividends on Series B convertible preferred shares..............................              -              -         (2,598)
                                                                                    --------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.....................................         19,567         20,703         12,748
Dividends on preferred shares...................................................          2,624          2,624          5,919
Costs on redemption of Series A preferred.......................................              -              -          1,778
                                                                                    --------------------------------------------

NET INCOME......................................................................    $    22,191         23,327         20,445
                                                                                    ============================================

Net income available to common stockholders per diluted share...................    $       .89            .98            .70
Funds from operations available to common stockholders per diluted share (1)....           2.64           2.49           2.36

    Diluted shares for earnings per share.......................................         21,892         21,088         18,194
    Convertible preferred stock.................................................              -              -          1,814
                                                                                    --------------------------------------------
(1) Diluted shares for funds from operations....................................         21,892         21,088         20,008
                                                                                    ============================================

     The Company analyzes the following performance trends in evaluating the progress of the Company:

     o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the fourth quarter of 2005 was $.68 per share compared with $.64 per share for the same period of 2004, an increase of 6.3%. The increase in FFO for the fourth quarter was mainly due to a PNOI increase of $1,836,000, or 8.7%. This increase in PNOI was primarily attributable to $1,312,000 from 2004 and 2005 acquisitions, $510,000 from newly developed properties and $85,000 from same property growth. The fourth quarter of 2005 was the sixth consecutive quarter of increased FFO as compared to the previous year's quarter.

          For the year 2005, FFO was $2.64 per share compared with $2.49 for 2004, an increase of 6.0%. The increase in FFO for 2005 was mainly due to a PNOI increase of $8,156,000, or 10.0%. The increase in PNOI was primarily attributable to $4,898,000 from 2004 and 2005 acquisitions, $2,377,000 from newly developed properties and $935,000 from same property growth.

     o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased .4% for the fourth quarter. The fourth quarter of 2005 was the tenth consecutive quarter of positive results. For the year 2005, PNOI from same properties increased 1.2%.

     o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at December 31, 2005 was 94.3%, the highest level since the first quarter of 2001, and an increase from September 30, 2005 of 93.6%, June 30, 2005 of 91.8% and March 31, 2005 of 91.2%. Occupancy
          has ranged from 91.0% to 94.6% for eleven consecutive quarters.

     o Rental rate change represents the rental rate increase or decrease on new leases compared to expiring leases on the same space. Rental rate decreases on new and renewal leases averaged 1.0% for the fourth quarter; for the year, rental rate increases averaged 1.4%.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2005, 2004 and 2003 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION

     EastGroup's assets were $863,538,000 at December 31, 2005, an increase of $94,874,000 from December 31, 2004. Liabilities increased $81,998,000 to
$496,972,000  and  stockholders'  equity  increased  $13,058,000 to $364,864,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $98,446,000 during the year ended December 31, 2005. This increase was primarily due to the purchase of seven properties for total costs of $70,882,000 and the transfer of four properties from development with total costs of $15,360,000, as detailed below.

        Real Estate Properties Acquired in 2005       Location              Size        Date Acquired         Cost (1)
        -----------------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                      (In thousands)
        Arion Business Park ...................   San Antonio, TX          524,000        01-21-05          $   35,603
        Interstate Distribution Center.........   Jacksonville, FL         181,000        03-31-05               7,578
        Benan Distribution Center..............   Tucson, AZ                44,000        06-15-05               2,549
        Clay Campbell Distribution Center......   Houston, TX              118,000        10-19-05               3,741
        World Houston 18.......................   Houston, TX               33,000        10-21-05               1,835
        Wetmore Business Center................   San Antonio, TX          198,000        12-01-05              12,299
        Oak Creek Distribution Center IV.......   Tampa, FL                112,000        12-07-05               7,277
                                                                      --------------                      ---------------
              Total Acquisitions...............                          1,210,000                          $   70,882
                                                                      ==============                      ===============

(1) Total cost of the properties acquired was $76,786,000, of which $70,882,000 was allocated to real estate properties as indicated above. Intangibles associated with the purchases of real estate were allocated as follows:
     $5,882,000 to in-place lease intangibles and $337,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $315,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $46,286,000 for the properties and intangibles acquired, assumed mortgages totaling $29,218,000 and recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair value.

        Real Estate Properties Transferred from
                  Development in 2005                 Location              Size        Date Transferred      Cost at Transfer
        -----------------------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                           (In thousands)
        Santan 10..............................   Chandler, AZ              65,000          01-31-05            $     3,493
        Sunport Center V.......................   Orlando, FL               63,000          01-31-05                  3,259
        Palm River South I.....................   Tampa, FL                 79,000          05-31-05                  3,842
        World Houston 16.......................   Houston, TX               94,000          09-01-05                  4,766
                                                                      --------------                           ----------------
              Total Developments Transferred...                            301,000                              $    15,360
                                                                      ==============                           ================

     In addition to acquisitions and developments in 2005, the Company made capital improvements of $11,262,000 on existing and acquired properties (shown by category in the Capital Expenditures table under Results of Operations). The Company also acquired one parcel of land for additional parking at an existing property for $221,000 and transferred land with costs of $662,000 from development  to an operating  property for a customer  storage yard.  Also,  the
Company incurred costs of $4,017,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs during the 12-month period following transfer.
     Real estate properties decreased $3,770,000 for one property that transferred to real estate held for sale during 2005, which was subsequently sold.

Development
     The investment in development at December 31, 2005 was $77,483,000 compared to $39,330,000 at December 31, 2004. Total incremental capital investment for development for 2005 was $58,192,000. In addition to the costs of $54,175,000 incurred for the year as detailed in the development activity table, the Company incurred costs of $4,017,000 on developments during the 12-month period following transfer to real estate properties.
     During 2005, EastGroup acquired 188.1 acres of development land as indicated below. Costs associated with these land acquisitions are all included in the respective markets in the development activity table.

             Development Land Acquired in 2005             Location              Size         Date Acquired           Cost
        -----------------------------------------------------------------------------------------------------------------------
                                                                                                                (In thousands)
        Arion Business Park Land...................     San Antonio, TX        15.5 Acres        01-21-05        $     2,093
        Southridge Additional Land.................     Orlando, FL            32.2 Acres        01-24-05              1,920
        Oak Creek Land.............................     Tampa, FL              65.8 Acres        02-15-05              4,957
        Freeport Land..............................     Houston, TX            33.0 Acres        09-27-05              4,121
        SunCoast Commerce Park Land................     Fort Myers, FL          9.6 Acres        09-30-05              1,988
        World Houston Land.........................     Houston, TX            11.6 Acres        11-04-05              1,398
        World Houston Land.........................     Houston, TX            20.4 Acres        12-02-05              2,219
                                                                            ---------------                     ---------------
           Total Development Land Acquisitions.....                           188.1 Acres                        $    18,696
                                                                            ===============                     ===============

     In addition to the land purchases, the Company acquired Castilian Research Center in Goleta (Santa Barbara), California for $4,129,000, which is included in the development table below. Castilian is currently vacant and is being redeveloped into a state-of-the-art incubator research and development center. EastGroup plans to sell (at cost) a 20% ownership interest in this property to an entity controlled by its co-developer partner, who is also a 20% co-owner of the Company's University Business Center complex in the same submarket.

     The Company transferred four developments (two 100%, one 92% and one 86% leased at the date of transfer) to real estate properties during 2005 with a total investment of $15,360,000 as of the date of transfer. In addition, land with costs of $662,000 was transferred from development to an operating property for a customer storage yard.

                                                                                    Costs Incurred
                                                                 ----------------------------------------------------
                                                                         Costs        For the Year                        Estimated
                                                                      Transferred        Ended          Cumulative          Total
DEVELOPMENT                                               Size          in 2005         12/31/05      as of 12/31/05       Costs(1)
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Square feet)                       (In thousands)
LEASE-UP
  Executive Airport CC II, Fort Lauderdale, FL.....        55,000     $       -           1,513               4,484           4,600
  Southridge I, Orlando, FL........................        41,000             -           2,087               2,931           3,900
  Southridge V, Orlando, FL........................        70,000             -           3,390               4,672           4,900
  Palm River South II, Tampa, FL...................        82,000         1,457           2,578               4,035           4,500
  Sunport Center VI, Orlando, FL...................        63,000         1,044           2,290               3,334           3,800
  Techway SW III, Houston, TX......................       100,000         1,150           3,246               4,396           5,700
                                                     -------------------------------------------------------------------------------
Total Lease-up.....................................       411,000         3,651          15,104              23,852          27,400
                                                     -------------------------------------------------------------------------------

UNDER CONSTRUCTION
  World Houston 15, Houston, TX....................        63,000         1,007           1,420               2,427           5,800
  World Houston 21, Houston, TX....................        68,000           569           1,523               2,092           3,800
  Southridge IV, Orlando, FL.......................        70,000         1,905           1,525               3,430           4,700
  Santan 10 II, Chandller, AZ......................        85,000         1,383           1,490               2,873           4,900
  Arion 14, San Antonio, TX........................        66,000           517           1,134               1,651           3,700
  Arion 17, San Antonio, TX........................        40,000           710             618               1,328           3,500
  Oak Creek III,  Tampa, FL........................        61,000           942               -                 942           3,700
  Southridge II, Orlando, FL.......................        41,000         1,456               -               1,456           4,700
  Castilian Research Center, Santa Barbara, CA.....        35,000             -           4,191               4,191           5,800
                                                     -------------------------------------------------------------------------------
Total Under Construction...........................       529,000         8,489          11,901              20,390          40,600
                                                     -------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ......................................       129,000        (1,383)            348               1,161           6,500
  Tucson, AZ.......................................        70,000             -               -                 326           3,500
  Tampa, FL........................................       464,000        (2,399)          5,813               4,871          25,300
  Orlando, FL......................................       814,000        (4,405)          5,824               8,585          59,100
  West Palm Beach, FL..............................        20,000             -              76                 554           2,300
  Fort Myers, FL...................................       126,000             -           2,081               2,081           8,800
  El Paso, TX......................................       251,000             -               -               2,444           9,600
  Houston, TX......................................     1,317,000        (2,726)          8,336              11,514          69,300
  San Antonio, TX..................................        65,000        (1,227)          2,227               1,000           5,200
  Jackson, MS......................................        28,000             -             124                 705           2,000
                                                     -------------------------------------------------------------------------------
Total Prospective Development......................     3,284,000       (12,140)         24,829              33,241         191,600
                                                     -------------------------------------------------------------------------------
                                                        4,224,000     $       -          51,834              77,483         259,600
                                                     ===============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING THE
YEAR ENDED DECEMBER 31, 2005
  Santan 10, Chandler, AZ..........................        65,000     $       -             187               3,493
  Sunport Center V, Orlando, FL....................        63,000             -               5               3,259
  Palm River South I, Tampa, FL....................        79,000             -             650               3,842
  World Houston 16, Houston, TX....................        94,000             -           1,499               4,766
                                                     -------------------------------------------------------------------
Total Transferred to Real Estate Properties........       301,000     $       -           2,341              15,360 (2)
                                                     ===================================================================

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

     Accumulated depreciation on real estate properties increased $31,765,000 primarily due to depreciation expense of $32,693,000 on real estate properties, offset by accumulated depreciation of $834,000 on one property transferred to real estate held for sale in 2005 as discussed below.
     Real estate held for sale was $773,000 at December 31, 2005 and $2,637,000 at December 31, 2004. Delp Distribution Center II that was transferred to real estate held for sale in 2004 was sold at the end of February 2005. Lamar Distribution Center II was transferred from the portfolio in the second quarter of 2005 and was subsequently sold during the same period. The sale of Delp II and Lamar II reflects the Company's plan of reducing ownership in Memphis, a noncore market, as market conditions permit. Also, in the third quarter, the remaining Sabal land in Tampa was sold. See Note 2 in the Notes to the Consolidated Financial Statements for a summary of the gains on the sale of these properties.
     The Company has a 50% undivided tenant-in-common interest in Industry Distribution Center II located in the City of Industry (Los Angeles), California. The building is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property. At December 31, 2005, the Company's investment in Industry II was $2,618,000, a decrease of $6,638,000 from December 31, 2004.
     In connection with the closing of Industry II in November 2004, EastGroup advanced a total of $7,550,000 in two separate notes to the property co-owner, one for $6,750,000 and one for $800,000. At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry II. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. EastGroup's 50% share of the loan proceeds ($6.65 million) reduced the carrying value of the investment. The loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note that the Company had advanced to the property co-owner. Also at the closing, the co-owner repaid the remaining balance of $100,000 on this note. The total proceeds of $13.3 million were used to reduce EastGroup's outstanding variable rate bank debt. The $800,000 note was repaid to EastGroup during the last half of 2005. See Notes 1(a), 3 and 4 in the Notes to the Consolidated Financial Statements for more information related to the unconsolidated investment and mortgage loans receivable.
     A summary of the changes in Other Assets is presented in Note 5 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $43,287,000 during the year ended December 31, 2005. The Company closed a new $39,000,000, nonrecourse first mortgage loan that has a fixed interest rate of 4.98%, a ten-year term, and an amortization schedule of 20 years and used the proceeds of this note to reduce floating rate bank borrowings. During the period, EastGroup assumed three mortgages totaling $29,218,000 on the acquisitions of Arion, Interstate Jacksonville and Oak Creek IV and recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair value. These premiums are being amortized over the remaining lives of the associated mortgages. Also, the Company repaid five mortgages totaling $18,435,000 with a weighted average interest rate of 8.014%. Other decreases were regularly scheduled principal payments of $7,445,000 and mortgage loan premium amortization of $333,000.
     Notes payable to banks increased $30,333,000 as a result of advances of $187,286,000 exceeding repayments of $156,953,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $22,723,000 as a result of dividends on common and preferred stock of $44,914,000 exceeding net income for financial reporting purposes of $22,191,000.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were $31,597,000 after deducting the underwriting discount and other offering expenses.

RESULTS OF OPERATIONS

2005 Compared to 2004

     Net income available to common stockholders for 2005 was $19,567,000 ($.91 per basic share and $.89 per diluted share) compared to $20,703,000 ($1.00 per basic share and $.98 per diluted share) for 2004. Diluted earnings per share
(EPS) for 2005 included a $.05 per share gain on the sale of real estate properties compared to a $.07 per share gain on the sale of properties in 2004. PNOI increased by $8,156,000 or 10.0% for 2005 compared to 2004, primarily due to increased average occupancy, which includes new acquisitions and developments. Expense to revenue ratios were 28.4% in 2005 compared to 28.1% in 2004. The Company's percentage leased was 95.3% at December 31, 2005 compared to 94.4% at December 31, 2004. Occupancy at the end of 2005 was 94.3% compared to 93.2% at the end of 2004. Occupancy at the end of 2005 was the highest since the first quarter of 2001.
     The increase in PNOI was primarily attributable to $4,898,000 from 2004 and 2005 acquisitions, $2,377,000 from newly developed properties and $935,000 from same property growth. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II and accounts for this investment under the equity method of accounting. The Company recognized $450,000 of equity in earnings from this unconsolidated investment in 2005 and $69,000 in 2004 (PNOI of $798,000 for 2005 and $84,000 for 2004 not included above). EastGroup also earned $224,000 and $65,000 for 2005 and 2004, respectively, in mortgage loan interest income on the advances that the Company made to the co-owner in connection with the closing of this property. These loans were repaid by the co-owner during 2005. See Notes 1(a), 3 and 4 in the Notes to the Consolidated Financial Statements for more information related to this investment and the mortgage loans receivable.
     The following table presents the components of interest expense for 2005 and 2004:

                                                                         Years Ended December 31,
                                                                         ------------------------     Increase
                                                                            2005          2004       (Decrease)
                                                                         ----------------------------------------
                                                                         (In thousands, except rates of interest)
     Average bank borrowings.......................................      $  100,504       66,867        33,637
     Weighted average variable interest rates......................           4.53%        2.76%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization).....           4,555        1,845         2,710
     Amortization of bank loan costs...............................             357          404           (47)
                                                                         ----------------------------------------
     Total variable rate interest expense..........................           4,912        2,249         2,663
                                                                         ----------------------------------------

     FIXED RATE INTEREST EXPENSE (1)
     Fixed rate interest (excluding loan cost amortization)........          20,573       19,388         1,185
     Amortization of mortgage loan costs...........................             444          427            17
                                                                         ----------------------------------------
     Total fixed rate interest expense.............................          21,017       19,815         1,202
                                                                         ----------------------------------------

     Total interest................................................          25,929       22,064         3,865
     Less capitalized interest.....................................          (2,485)      (1,715)         (770)
                                                                         ----------------------------------------

     TOTAL INTEREST EXPENSE........................................      $   23,444       20,349         3,095
                                                                         ========================================

(1) Does not include interest expense for discontinued operations. See Note 2 in the Notes to the Consolidated Financial Statements for this information.

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. Higher bank borrowings were attributable to increased acquisition and development activity during 2005. The Company's weighted average variable interest rates in 2005 were significantly higher than in 2004. Anticipating that variable rates would indeed rise over time, the Company has taken advantage of the lower available longer term interest rates in the market during the past several years and has closed several new mortgages with ten-year terms at fixed rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. A summary of the Company's weighted average interest rates on mortgage debt for the past several years is presented below:

                                                        WEIGHTED AVERAGE
     MORTGAGE DEBT AS OF:                                 INTEREST RATE
     ----------------------------------------------------------------------
     December 31, 2001.............................           7.61%
     December 31, 2002.............................           7.34%
     December 31, 2003.............................           6.92%
     December 31, 2004.............................           6.74%
     December 31, 2005.............................           6.31%

     The increase in mortgage interest expense in 2005 was primarily due to the new and assumed mortgages on acquired properties detailed in the table below. The Company recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair market value. These premiums are being amortized over the lives of the assumed mortgages and reduce the contractual interest expense on these loans. The interest rates shown below for the assumed mortgages represent the fair market rates at the dates of assumption. (The Company assumed one additional mortgage loan in early January 2004, which had an immaterial effect on the increase in interest expense for 2005.)

     NEW AND ASSUMED MORTGAGES                                         INTEREST RATE         DATE           AMOUNT
     ----------------------------------------------------------------------------------------------------------------
     World Houston 17, Kirby, Americas Ten I, Shady Trail,
       Palm River North I, II & III and Westlake I & II...........         5.680%          09/29/04      $30,300,000
     Arion Business Park (assumed)................................         4.450%          01/21/05       20,500,000
     Interstate Distribution Center - Jacksonville (assumed)......         5.640%          03/31/05        4,642,000
     Chamberlain, Lake Pointe, Techway Southwest II and
        World Houston 19 & 20.....................................         4.980%          11/30/05       39,000,000
     Oak Creek Distribution Center IV (assumed)...................         5.680%          12/07/05        4,076,000
                                                                       -------------                   --------------
       Weighted Average/Total Amount..............................         5.145%                        $98,518,000
                                                                       =============                   ==============

     Mortgage principal payments were $25,880,000 in 2005 and $14,416,000 in 2004. Included in these principal payments are repayments of five mortgages totaling $18,435,000 in 2005 and three mortgages totaling $6,801,000 in 2004. The details of these mortgages are shown in the following table:

     MORTGAGE LOANS REPAID IN 2005                           INTEREST RATE    DATE REPAID     PAYOFF AMOUNT
     -------------------------------------------------------------------------------------------------------
     Westport Commerce Center............................        8.000%        03/31/05       $   2,371,000
     Lamar Distribution Center II........................        6.900%        06/30/05           1,781,000
     Exchange Distribution Center I......................        8.375%        07/01/05           1,762,000
     Lake Pointe Business Park...........................        8.125%        07/01/05           9,738,000
     JetPort Commerce Park...............................        8.125%        09/30/05           2,783,000
                                                             -------------                   ---------------
       Weighted Average/Total Amount.....................        8.014%                       $  18,435,000
                                                             =============                   ===============

     MORTGAGE LOANS REPAID IN 2004
     ----------------------------------------------------
     Eastlake Distribution Center........................        8.500%        02/17/04       $   3,000,000
     Chamberlain Distribution Center.....................        8.750%        07/01/04           2,172,000
     56th Street Commerce Park...........................        8.875%        07/30/04           1,629,000
                                                             -------------                   ---------------
       Weighted Average/Total Amount.....................        8.670%                       $   6,801,000
                                                             =============                   ===============

     Depreciation and amortization increased $6,099,000 for 2005 compared to 2004. This increase was primarily due to properties acquired and transferred from development during 2004 and 2005. Property acquisitions and transferred developments were $92 million in 2005 and $49 million in 2004.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $1,950,000 in 2005 compared to $2,925,000 in 2004.

Capital Expenditures

     Capital expenditures for the years ended December 31, 2005 and 2004 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life        2005          2004
                                                    ------------------------------------------
                                                                          (In thousands)
        Upgrade on Acquisitions................         40 yrs       $    506           305
        Tenant Improvements:
           New Tenants.........................       Lease Life        5,892         4,498
           New Tenants (first generation) (1)..       Lease Life          615         1,105
           Renewal Tenants.....................       Lease Life        1,374         1,569
        Other:
           Building Improvements...............        5-40 yrs         1,312         1,445
           Roofs...............................        5-15 yrs           318         1,645
           Parking Lots........................         3-5 yrs           999           223
           Other...............................          5 yrs            246            76
                                                                     -------------------------
              Total capital expenditures.......                      $ 11,262        10,866
                                                                     =========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2005 and 2004 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life        2005          2004
                                                    ------------------------------------------
                                                                          (In thousands)
        Development............................       Lease Life     $  1,405           656
        New Tenants............................       Lease Life        2,497         1,840
        New Tenants (first generation) (1).....       Lease Life          187           257
        Renewal Tenants........................       Lease Life        1,448         1,429
                                                                     -------------------------
              Total capitalized leasing costs..                      $  5,537         4,182
                                                                     =========================

        Amortization of leasing costs (2)......                      $  3,863         3,392
                                                                     =========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. During 2005, the Company sold two properties and one parcel of land and recognized total gains of $1,164,000. In 2004, the Company sold three properties and one parcel of land and recognized total gains of $1,450,000. See Notes 1(g) and 2 in the Notes to the Consolidated Financial Statements for more information related to discontinued operations and gains on the sale of these properties.

2004 Compared to 2003

     Net income available to common stockholders for 2004 was $20,703,000 ($1.00 per basic share and $.98 per diluted share) compared to $12,748,000 ($.72 per basic share and $.70 per diluted share). Diluted EPS for 2004 included a $.07 per share gain on sale of real estate properties (compared to $.01 in 2003) and a $.01 per share gain on involuntary conversion resulting from insurance proceeds exceeding the net book value of two roofs replaced due to tornado damage. Diluted EPS for 2003 included a $.02 per share gain on securities and a $.10 per share reduction of EPS due to the write-off of the original issuance costs on the Series A Preferred Stock redemption in July 2003.
     PNOI increased by $6,432,000 or 8.5% for 2004 compared to 2003, primarily due to increased average occupancy, which includes new acquisitions and developments. Expense to revenue ratios were 28.1% in 2004 compared to 29.4% in 2003. The Company's percentage leased was 94.4% at December 31, 2004 compared to 94.0% at December 31, 2003. Occupancy at the end of 2004 was 93.2% compared to 92.0% at the end of 2003.
     As previously mentioned, in November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II and accounts for this investment under the equity method of accounting. The Company recognized $69,000 of equity in earnings from this unconsolidated investment in 2004 (PNOI of $84,000 included above). EastGroup also earned $65,000 in mortgage loan interest income on the advances that the Company made to the co-owner in connection with the closing of this property. See Notes 1(a), 3 and 4 in the Notes to the Consolidated Financial Statements for more information related to this investment and mortgage loans receivable.
     The following table presents the components of interest expense for 2004 and 2003:

                                                                        Years Ended December 31,
                                                                       --------------------------
                                                                                                      Increase
                                                                          2004           2003        (Decrease)
                                                                       ------------------------------------------
                                                                        (In thousands, except rates of interest)
     Average bank borrowings.......................................    $  66,867         65,399          1,468
     Weighted average variable interest rates......................        2.76%          2.53%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization).....        1,845          1,651            194
     Amortization of bank loan costs...............................          404            409             (5)
                                                                       ------------------------------------------
     Total variable rate interest expense..........................        2,249          2,060            189
                                                                       ------------------------------------------

     FIXED RATE INTEREST EXPENSE (1)
     Fixed rate interest (excluding loan cost amortization)........       19,388         18,507            881
     Amortization of mortgage loan costs...........................          427            388             39
                                                                       ------------------------------------------
     Total fixed rate interest expense.............................       19,815         18,895            920
                                                                       ------------------------------------------

     Total interest................................................       22,064         20,955          1,109
     Less capitalized interest.....................................       (1,715)        (2,077)           362
                                                                       ------------------------------------------

     TOTAL INTEREST EXPENSE........................................    $  20,349         18,878          1,471
                                                                       ==========================================

(1) Does not include interest expense for discontinued operations. See Note 2 in the Notes to the Consolidated Financial Statements for this information.

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company has taken advantage of the lower available longer term interest rates in the market during the past several years and has closed several new mortgages with ten-year terms at fixed rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. A summary of the Company's weighted average interest rates on mortgage debt for the past several years is presented below:

                                                        WEIGHTED AVERAGE
     MORTGAGE DEBT AS OF:                                 INTEREST RATE
     ----------------------------------------------------------------------
     December 31, 2000.............................           7.72%
     December 31, 2001.............................           7.61%
     December 31, 2002.............................           7.34%
     December 31, 2003.............................           6.92%
     December 31, 2004.............................           6.74%

     The increase in mortgage interest expense in 2004 was primarily due to the new and assumed mortgages on acquired properties detailed in the table below. The assumed mortgage below was not adjusted to fair value upon the property acquisition due to the Company's repayment of the mortgage within 12 months.

     NEW AND ASSUMED MORTGAGES                                 INTEREST RATE       DATE             AMOUNT
     ---------------------------------------------------------------------------------------------------------
     Airport Commons Distribution Center (assumed).........        8.125%         05/28/03      $   1,478,000
     Broadway V, 35th Avenue, Sunbelt, Freeport,
        Lockwood, Northwest Point, Techway Southwest I
        and World Houston 10, 11 & 14......................        4.750%         08/13/03         45,500,000
     Blue Heron Distribution Center II.....................        5.390%         01/15/04          1,778,000
     World Houston 17, Kirby, Americas Ten I, Shady Trail,
        Palm River North I, II & III and Westlake I & II...        5.680%         09/29/04         30,300,000
                                                               -------------                   ---------------
       Weighted Average/Total Amount.......................        5.179%                       $  79,056,000
                                                               =============                   ===============

     Mortgage principal payments were $14,416,000 in 2004 and $9,599,000 in 2003. Included in these principals payments are repayments of three mortgages totaling $6,801,000 in 2004 and two mortgages totaling $2,814,000 in 2003. The details of these mortgages are shown in the following table:

     MORTGAGE LOANS REPAID IN 2004                        INTEREST RATE    DATE REPAID       PAYOFF AMOUNT
     -------------------------------------------------------------------------------------------------------
     Eastlake Distribution Center.......................      8.500%         02/17/04         $  3,000,000
     Chamberlain Distribution Center....................      8.750%         07/01/04            2,172,000
     56th Street Commerce Park..........................      8.875%         07/30/04            1,629,000
                                                          -------------                     ----------------
       Weighted Average/Total Amount....................      8.670%                          $  6,801,000
                                                          =============                     ================

     MORTGAGE LOANS REPAID IN 2003
     ---------------------------------------------------
     Deerwood Distribution Center.......................      8.375%         05/01/03         $  1,346,000
     Airport Commons Distribution Center (assumed)......      8.125%         09/30/03            1,467,000
                                                          -------------                     ----------------
       Weighted Average/Total Amount....................      8.245%                          $  2,813,000
                                                          =============                     ================

     Depreciation and amortization increased $1,509,000 for 2004 compared to 2003. This increase was primarily due to properties acquired and transferred from development during 2004 and 2003.
     The increase in general and administrative expenses was $1,745,000 for 2004 compared to 2003. Compensation expense increased by $1,320,000, approximately half of which is due to the Company achieving goals in its incentive plans. The remaining amount is primarily due to increased employee costs for new personnel and salary increases. Accounting and legal costs increased by $463,000, mainly due to costs associated with compliance of the Sarbanes-Oxley Act of 2002.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent increased income by $2,925,000 in 2004 compared to $2,326,000 in 2003.

Capital Expenditures

     Capital expenditures for the years ended December 31, 2004 and 2003 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life       2004          2003
                                                    ------------------------------------------
                                                                           (In thousands)
        Upgrade on Acquisitions..................       40 yrs        $    305           173
        Tenant Improvements:
           New Tenants...........................     Lease Life         4,498         4,222
           New Tenants (first generation) (1)....     Lease Life         1,105           874
           Renewal Tenants.......................     Lease Life         1,569         2,095
        Other:
           Building Improvements.................      5-40 yrs          1,445           960
           Roofs.................................      5-15 yrs          1,645         2,383
           Parking Lots..........................       3-5 yrs            223           133
           Other.................................        5 yrs              76            89
                                                                    --------------------------
              Total capital expenditures.........                     $ 10,866        10,929
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

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2004 and 2003 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life       2004          2003
                                                    ------------------------------------------
                                                                           (In thousands)
        Development............................       Lease Life      $    656           919
        New Tenants............................       Lease Life         1,840         2,102
        New Tenants (first generation) (1).....       Lease Life           257           123
        Renewal Tenants........................       Lease Life         1,429         1,166
                                                                    --------------------------
              Total capitalized leasing costs..                       $  4,182         4,310
                                                                    ==========================

        Amortization of leasing costs (2)......                       $  3,392         3,562
                                                                    ==========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. During 2004, the Company sold three properties and one parcel of land and recognized total gains of $1,450,000. In 2003, the Company sold one property and one parcel of land and recognized total gains of $112,000. In addition, the operations of Delp Distribution Center II and Lamar Distribution Center II are included in both years. Delp II was transferred to "held for sale" in December 2004 and was subsequently sold in February 2005. Lamar II was both transferred to "held for sale" and sold in 2005. See Notes 1(g) and 2 in the Notes to the Consolidated Financial Statements for more information related to discontinued operations and gains on the sale of these properties.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends APB Opinion No. 29 (Opinion 29), Accounting for Nonmonetary Transactions, which was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaced it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of this Statement in June 2005 had no impact on its overall financial position or results of operation as the Company had no nonmonetary asset exchanges during the periods presented nor does it expect to have nonmonetary asset exchanges in the immediate future.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No.
143. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted this Interpretation on December 31, 2005 with no impact to its overall financial position or results of operations.
     The FASB has issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005, or January 1, 2006 for EastGroup. Early adoption of the Statement is encouraged. The Company currently accounts for stock-based compensation in accordance with SFAS 148. The Company has evaluated the potential impact of the adoption of SFAS 123R in 2006 and expects such adoption to have an immaterial impact on its overall financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $66,973,000 for the year ended December 31, 2005. The primary other sources of cash were from bank borrowings, proceeds from a new mortgage note and a common stock offering, repayments on mortgage loans receivable, distributions from an unconsolidated investment (primarily EastGroup's 50% share of loan proceeds) and the sale of real estate properties. The Company distributed $42,283,000 in common and $2,624,000 in preferred stock dividends during 2005. Other primary uses of cash were for bank debt repayments, construction and development of properties, purchases of real estate properties, mortgage note payments and capital improvements at various properties.
     Total debt at December 31, 2005 and 2004 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2005 and 2004.

                                                                    December 31,
                                                          -------------------------------
                                                               2005             2004
                                                          -------------------------------
                                                                   (In thousands)
        Mortgage notes payable - fixed rate.........      $   346,961          303,674
        Bank notes payable - floating rate..........          116,764           86,431
                                                          -------------------------------
           Total debt...............................      $   463,725          390,105
                                                          ===============================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's interest rate under this facility is LIBOR plus .95%, except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At December 31, 2005, the weighted average interest rate was 5.15% on a balance of $113,000,000. The interest rate on each tranche is currently reset on a monthly basis. At March 8, 2006, the balance on this line was comprised of a $78 million tranche at 5.56% and $43.7 million in competitive bid loans at a weighted average rate of 5.08%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in November 2006. This credit facility is customarily used for working cash needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.10%. At December 31, 2005, the interest rate was 5.49% on $3,764,000.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were $31,597,000 after deducting the underwriting discount and other offering expenses. The Company used the net proceeds from this offering for general corporate purposes, including acquisition and development of industrial properties and repayment of fixed rate debt maturing in 2005.
     The Company has taken advantage of the lower available longer term interest rates in the market during the past several years and has closed several new mortgages with ten-year terms at fixed rates deemed by management to be attractive, thereby lowering the weighted average interest rates on mortgage debt. This strategy has also reduced the Company's exposure to changes in variable floating bank rates as the proceeds from the mortgages were used to reduce short-term bank borrowings. In late November 2005, the Company closed a $39 million nonrecourse first mortgage loan secured by five properties. The note has a fixed interest rate of 4.98%, a ten-year term, and an amortization schedule of 20 years. The proceeds of the note were used to reduce floating rate bank borrowings.
     In January 2006, EastGroup sold its land investment in Madisonville, Kentucky for $825,000, generating a gain of $773,000, of which $592,000 will be recognized in the first quarter of 2006 and $181,000 will be deferred to future periods. As part of the transaction, the Company took back a $185,000 note at 7.00% from the buyer, which is scheduled for repayment over the next six years, beginning in February 2006. The remaining deferred gain will be recognized as payments on this note are received from the buyer.
     Also subsequent to December 31, 2005, the Company entered into a contract to sell three of its Memphis properties (533,000 square feet) for a sales price of approximately $15.2 million. The sale of these properties is expected to close in March of 2006; however, there can be no assurance that the sale will actually occur.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2005 were as follows:

                                                                             Payments Due by Period
                                                   --------------------------------------------------------------------------
                                                                   Less Than                                       More Than
                                                       Total         1 Year       1-3 Years        3-5 Years        5 Years
                                                   --------------------------------------------------------------------------
                                                                                 (In thousands)
        Fixed Rate Debt Obligations (1).......     $  346,961        45,044         33,006           47,500         221,411
        Interest on Fixed Rate Debt...........        111,622        21,136         35,448           28,805          26,233
        Variable Rate Debt Obligations (2)....        116,764         3,764        113,000                -               -
        Operating Lease Obligations:
           Office Leases......................          1,156           298            600              258               -
           Ground Leases......................         20,633           688          1,374            1,374          17,197
        Development Obligations (3)...........          5,862         5,862              -                -               -
        Tenant Improvements (4)...............          7,066         7,066              -                -               -
        Purchase Obligations (5)..............          3,126         3,126              -                -               -
                                                   --------------------------------------------------------------------------
           Total..............................     $  613,190        86,984        183,428           77,937         264,841
                                                   ==========================================================================

(1) These amounts are included on the Consolidated Balance Sheet. A portion of this debt is backed by a letter of credit totaling $10,464,000 at December 31, 2005. This letter of credit is renewable annually and expires on January 15, 2011.
(2) The Company's variable rate debt changes depending on the Company's cash needs and, as such, both the principal amounts and the interest rates are subject to variability. At December 31, 2005, the interest rate was 5.49% on $3,764,000 for the variable rate debt due in November 2006, and the rate for the $113,000,000 debt due in January 2008 was 5.15%. See Note 6 in the Notes to the Consolidated Financial Statements.
(3) Represents commitments on properties under development, except for tenant improvement obligations.
(4) Represents tenant improvement allowance obligations.
(5) At December 31, 2005, EastGroup was under contract to purchase one parcel of land. This acquisition is expected to close in June 2006.

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

                                           2006     2007      2008      2009     2010    Thereafter    Total    Fair Value
                                        ------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)....   $ 45,044   23,398     9,608    39,596    7,904     221,411    346,961     357,034(2)
Weighted average interest rate.......      6.07%    7.36%     6.40%     6.69%    6.11%       6.18%      6.31%
Variable rate debt (in thousands)....   $  3,764        -   113,000         -        -           -    116,764     116,764
Weighted average interest rate.......      5.49%        -     5.15%         -        -           -      5.16%

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

     As the table above incorporates only those exposures that existed as of December 31, 2005, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 52 basis points, interest expense and cash flows would increase or decrease by approximately $603,000 annually.

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

                            Current        Maturity                                        Fair Value         Fair Value
        Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate      at 12/31/05        at 12/31/04
       ------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                            (In thousands)
            Swap            $10,345        12/31/10     1 month LIBOR        4.03%            $311               $14

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 2005 and 2004, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 and the Report of the Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Internal Control Over Financial Reporting.

(a) Management's annual report on internal control over financial reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). EastGroup's Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of the Form 10-K on page 32 and is incorporated herein by reference.

(b) Report of the independent registered public accounting firm.

     The report of KPMG LLP, the Company's independent registered public accounting firm, on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting is set forth in Part IV,
Item 15 of this Form 10-K on page 32 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

     There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's calendar year is incorporated herein by reference. The following table summarizes our equity compensation plan information as of December 31, 2005.

                                               Equity Compensation Plan Information
                                  (a)                            (b)                    (c)
        Plan category             Number of securities to        Weighted-average       Number of securities remaining
                                  be issued upon exercise        exercise price of      available for future issuance
                                  of outstanding options,        outstanding options,   under equity compensation plans
                                  warrants and rights            warrants and rights    (excluding securities reflected
                                                                                        in column (a))
        Equity compensation
          plans approved by
          security holders                 304,825                     $20.289                      1,913,891
        Equity compensation
          plans not approved
          by security holders                    -                           -                              -
                                  --------------------------------------------------------------------------------------
        Total                              304,825                     $20.289                      1,913,891
                                  ======================================================================================

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Financial Statements:

                                                                                                                            Page
(a)  (1) Consolidated Financial Statements:
         Report of Independent Registered Public Accounting Firm                                                              31
         Management Report on Internal Control Over Financial Reporting                                                       32
         Report of Independent Registered Public Accounting Firm                                                              32
         Consolidated Balance Sheets - December 31, 2005 and 2004                                                             33
         Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003                                     34
         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2005, 2004 and 2003            35
         Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003                                 36
         Notes to Consolidated Financial Statements                                                                           37
     (2) Consolidated Financial Statement Schedule:
         Schedule III - Real Estate Properties and Accumulated Depreciation                                                   54

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

          (10)  Material  Contracts   (*Indicates   management  or  compensatory
          agreement):

               (a) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
               (b) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the
                    Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
               (c) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
               (d) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
               (e) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005.)*
               (f) Form of Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31,
                    1996).*
               (g) Form of Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, C. Bruce Corkern and Brent W. Wood (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 2004).*

               (h) Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 2002).*
               (i) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed with the SEC on June 6, 2005).*
               (j) Annual Cash Bonus and Annual Long-Term Incentive Performance Goals (a written description thereof is set forth in Item
                    1.01 of the Company's Form 8-K filed with the SEC on June 6,
                    2005).*
               (k) Credit Agreement dated December 6, 2004 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch and SunTrust Bank as Co-Syndication Agents; AmSouth Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; PNC Capital Markets, Inc., as Sole Lead Arranger and Sole Bookrunner; and the Lenders (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 2004).
          (21) Subsidiaries of EastGroup Properties, Inc. (filed herewith).

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

          (32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Jackson, Mississippi                                   KPMG LLP
March  8, 2006

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     EastGroup's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on EastGroup's evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Jackson, Mississippi                                EASTGROUP PROPERTIES, INC.
March 3, 2006




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that EastGroup Properties, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management's assessment that EastGroup Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi                                KPMG LLP
March 8, 2006

CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                                 ---------------------------------------------------
                                                                                            2005                      2004
                                                                                 ---------------------------------------------------
                                                                                 (In thousands, except for share and per share data)
ASSETS
  Real estate properties........................................................    $       943,585                  845,139
  Development...................................................................             77,483                   39,330
                                                                                 ---------------------------------------------------
                                                                                          1,021,068                  884,469
      Less accumulated depreciation.............................................           (206,427)                (174,662)
                                                                                 ---------------------------------------------------
                                                                                            814,641                  709,807
                                                                                 ---------------------------------------------------

  Real estate held for sale.....................................................                773                    2,637
  Unconsolidated investment.....................................................              2,618                    9,256
  Mortgage loans receivable.....................................................                  -                    7,550
  Cash..........................................................................              1,915                    1,208
  Other assets..................................................................             43,591                   38,206
                                                                                 ---------------------------------------------------
      TOTAL ASSETS..............................................................    $       863,538                  768,664
                                                                                 ===================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable........................................................    $       346,961                  303,674
  Notes payable to banks........................................................            116,764                   86,431
  Accounts payable & accrued expenses...........................................             22,941                   16,181
  Other liabilities.............................................................             10,306                    8,688
                                                                                 ---------------------------------------------------
                                                                                            496,972                  414,974
                                                                                 ---------------------------------------------------

                                                                                 ---------------------------------------------------
Minority interest in joint venture..............................................              1,702                    1,884
                                                                                 ---------------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued............................................................                  -                        -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
    stated liquidation preference of $33,000....................................             32,326                   32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    22,030,682 shares issued and outstanding at December 31, 2005 and
    21,059,164 at December 31, 2004.............................................                  2                        2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued............................................................                  -                        -
  Additional paid-in capital on common shares...................................            392,126                  357,011
  Distributions in excess of earnings...........................................            (57,930)                 (35,207)
  Accumulated other comprehensive income........................................                311                       14
  Unearned compensation.........................................................             (1,971)                  (2,340)
                                                                                 ---------------------------------------------------
                                                                                            364,864                  351,806
                                                                                 ---------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................    $       863,538                  768,664
                                                                                 ===================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                    2005               2004               2003
                                                                                ----------------------------------------------------
                                                                                        (In thousands, except per share data)
REVENUES
  Income from real estate operations.......................................     $   125,548            113,688            106,571
  Equity in earnings of unconsolidated investment..........................             450                 69                  -
  Gain on involuntary conversion...........................................             243                154                  -
  Other income.............................................................             264                289                227
                                                                                ----------------------------------------------------
                                                                                    126,505            114,200            106,798
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations.....................................          35,687             31,983             31,298
  Depreciation and amortization............................................          39,234             33,135             31,626
  General and administrative...............................................           6,874              6,711              4,966
  Minority interest in joint venture.......................................             484                490                416
                                                                                ----------------------------------------------------
                                                                                     82,279             72,319             68,306
                                                                                ----------------------------------------------------

OPERATING INCOME...........................................................          44,226             41,881             38,492

OTHER INCOME (EXPENSE)
  Gain on securities.......................................................               -                  -                421
  Interest income..........................................................             247                121                 22
  Interest expense.........................................................         (23,444)           (20,349)           (18,878)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS..........................................          21,029             21,653             20,057
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income (loss) from real estate operations................................              (2)               224                276
  Gain on sale of real estate investments..................................           1,164              1,450                112
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS .......................................           1,162              1,674                388
                                                                                ----------------------------------------------------

NET INCOME.................................................................          22,191             23,327             20,445

  Preferred dividends-Series A.............................................               -                  -              2,016
  Preferred dividends-Series B.............................................               -                  -              2,598
  Preferred dividends-Series D.............................................           2,624              2,624              1,305
  Costs on redemption of Series A preferred................................               -                  -              1,778
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS................................     $    19,567             20,703             12,748
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations........................................     $       .86                .92                .70
  Income from discontinued operations......................................             .05                .08                .02
                                                                                ----------------------------------------------------
  Net income available to common stockholders..............................     $       .91               1.00                .72
                                                                                ====================================================

  Weighted average shares outstanding......................................          21,567             20,771             17,819
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations........................................     $       .84                .90                .68
  Income from discontinued operations......................................             .05                .08                .02
                                                                                ----------------------------------------------------
  Net income available to common stockholders..............................     $       .89                .98                .70
                                                                                ====================================================

  Weighted average shares outstanding......................................          21,892             21,088             18,194
                                                                                ====================================================

Dividends declared per common share........................................     $      1.94               1.92               1.90
                                                                                ====================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               Undistributed
                                                                                                 Earnings      Accumulated
                                                                    Additional                (Distributions      Other
                                                  Preferred Common   Paid-In      Unearned     in Excess of   Comprehensive
                                                    Stock    Stock   Capital    Compensation     Earnings)     Income (Loss)  Total
                                                  ----------------------------------------------------------------------------------
                                                                 (In thousands, except for share and per share data)
BALANCE, DECEMBER 31, 2002........................ $108,535     2    243,562       (2,781)           7,109            58    356,485
Comprehensive income
  Net income......................................        -     -          -            -           20,445             -     20,445
  Net unrealized change in investment securities..        -     -          -            -                -          (355)      (355)
  Net unrealized change in cash flow hedge........        -     -          -            -                -           267        267
                                                                                                                           ---------
    Total comprehensive income....................                                                                           20,357
                                                                                                                           ---------
Common dividends declared - $1.90 per share.......        -     -          -            -          (35,452)            -    (35,452)
Preferred stock dividends declared................        -     -          -            -           (5,919)            -     (5,919)
Redemption of 1,725,000 shares of Series A
  preferred stock.................................  (41,357)    -          -            -           (1,778)            -    (43,135)
Conversion of 2,800,000 shares of cumulative
  convertible preferred stock into 3,181,920
  shares of common stock..........................  (67,178)    -     67,178            -                -             -          -
Issuance of 1,320,000 shares of Series D
  preferred stock, net of expenses................   32,326     -          -            -                -             -     32,326
Issuance of 1,418,887 shares of common stock,
  common stock offerings, net of expenses.........        -     -     38,974            -                -             -     38,974
Stock-based compensation, net of forfeitures......        -     -      2,473          474                -             -      2,947
Issuance of 12,925 shares of common stock,
  dividend reinvestment plan......................        -     -        362            -                -             -        362
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003........................   32,326     2    352,549       (2,307)         (15,595)          (30)   366,945
Comprehensive income
  Net income......................................        -     -          -            -           23,327             -     23,327
  Net unrealized change in cash flow hedge........        -     -          -            -                -            44         44
                                                                                                                           ---------
    Total comprehensive income....................                                                                           23,371
                                                                                                                           ---------
Common dividends declared - $1.92 per share.......        -     -          -            -          (40,315)            -    (40,315)
Preferred stock dividends declared................        -     -          -            -           (2,624)            -     (2,624)
Stock-based compensation, net of forfeitures .....        -     -      4,114          (33)               -             -      4,081
Issuance of 10,247 shares of common stock,
  dividend reinvestment plan......................        -     -        357            -                -             -        357
Other.............................................        -     -         (9)           -                -             -         (9)
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004........................   32,326     2    357,011       (2,340)         (35,207)           14    351,806
Comprehensive income
  Net income......................................        -     -          -            -           22,191             -     22,191
  Net unrealized change in cash flow hedge........        -     -          -            -                -           297        297
                                                                                                                            --------
    Total comprehensive income....................                                                                           22,488
                                                                                                                            --------
Common dividends declared - $1.94 per share.......        -     -          -            -          (42,290)            -    (42,290)
Preferred stock dividends declared................        -     -          -            -           (2,624)            -     (2,624)
Issuance of 860,000 shares of common stock,
  common stock offering, net of expenses..........        -     -     31,597            -                -             -     31,597
Stock-based compensation, net of forfeitures .....        -     -      3,211          369                -             -      3,580
Issuance of 8,279 shares of common stock,
  dividend reinvestment plan......................        -     -        346            -                -             -        346
Other.............................................        -     -        (39)           -                -             -        (39)
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005........................ $ 32,326     2    392,126       (1,971)         (57,930)          311    364,864
                                                  ==================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended December 31,
                                                                                      ----------------------------------------------
                                                                                            2005          2004          2003
                                                                                      ----------------------------------------------
                                                                                                     (In thousands)
OPERATING ACTIVITIES
  Net income.........................................................................  $    22,191       23,327         20,445
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations.........................       39,234       33,135         31,626
    Depreciation and amortization from discontinued operations.......................           72          316            424
    Minority interest depreciation and amortization..................................         (141)        (143)          (145)
    Amortization of mortgage loan premiums...........................................         (333)         (24)             -
    Gain on sale of real estate investments from discontinued operations.............       (1,164)      (1,450)          (112)
    Gain on involuntary conversion...................................................         (243)        (154)             -
    Gain on real estate investment trust (REIT) shares...............................            -            -           (421)
    Stock-based compensation expense.................................................        2,048        1,256            620
    Equity in earnings of unconsolidated investment net of distributions.............          (20)         (69)             -
    Changes in operating assets and liabilities:
      Accrued income and other assets................................................          579       (2,560)        (1,139)
      Accounts payable, accrued expenses and prepaid rent............................        4,750        3,890         (1,000)
                                                                                      ----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................................       66,973       57,524         50,298
                                                                                      ----------------------------------------------

INVESTING ACTIVITIES
  Real estate development............................................................      (58,192)     (19,196)       (22,238)
  Purchases of real estate...........................................................      (46,507)     (19,666)       (19,034)
  Real estate improvements...........................................................      (11,262)     (10,866)       (10,929)
  Purchase of unconsolidated investment..............................................            -       (9,187)             -
  Distributions from unconsolidated investment.......................................        6,658            -              -
  Advances on mortgage loans receivable..............................................            -       (7,550)             -
  Repayments on mortgage loans receivable............................................        7,550            -             13
  Proceeds from sale of real estate investments......................................        6,034        5,340            841
  Proceeds from sale and liquidation of REIT shares..................................            -            -          1,729
  Changes in other assets and other liabilities......................................       (3,249)      (4,235)        (4,907)
                                                                                      ----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES................................................      (98,968)     (65,360)       (54,525)
                                                                                      ----------------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings......................................................      187,286      153,572        175,944
  Repayments on bank borrowings......................................................     (156,953)    (119,691)      (197,351)
  Proceeds from mortgage notes payable...............................................       39,000       30,300         45,500
  Principal payments on mortgage notes payable.......................................      (25,880)     (14,416)        (9,599)
  Debt issuance costs................................................................         (664)      (1,436)          (716)
  Distributions paid to stockholders.................................................      (44,907)     (42,550)       (42,749)
  Redemption of Series A preferred stock.............................................            -            -        (43,135)
  Proceeds from Series D preferred stock offering....................................            -            -         32,326
  Proceeds from common stock offerings...............................................       31,597            -         38,974
  Proceeds from exercise of stock options............................................        1,507        2,592          2,539
  Proceeds from dividend reinvestment plan...........................................          346          357            362
  Other..............................................................................        1,370       (1,470)         2,535
                                                                                      ----------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................................       32,702        7,258          4,630
                                                                                      ----------------------------------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.....................................          707         (578)           403
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................................        1,208        1,786          1,383
                                                                                      ----------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR...........................................  $     1,915        1,208          1,786
                                                                                      ==============================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $2,485, $1,715 and $2,077
    for 2005, 2004 and 2003, respectively............................................  $    22,842       19,638         18,068
  Conversion of cumulative preferred stock into common stock.........................            -            -         67,178
  Fair value of debt assumed by the Company in the purchase of real estate...........       30,500        2,091          1,478
  Common stock awards issued to employees and directors, net of forfeitures..........        1,000          879            (73)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

(1) SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation
     The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company or EastGroup), its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2005, 2004 and 2003, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. The Company records 100% of the joint venture's assets, liabilities, revenues and expenses with minority interest provided for in accordance with the joint venture agreement. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II (see Note
3). All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)  Income Taxes
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2005, 2004 and 2003 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2005, 2004 and 2003.

Federal Income Tax Treatment of Share Distributions

                                                                   Years Ended December 31,
                                                           ---------------------------------------
                                                               2005          2004         2003
                                                           ---------------------------------------
        Common Share Distributions:
            Ordinary income...........................      $  1.4816        1.4860      1.68388
            Return of capital.........................          .3724         .4060       .21612
            Long-term 15% capital gain................          .0032         .0140            -
            Long-term 25% capital gain................          .0828         .0140            -
                                                           ---------------------------------------
        Total Common Distributions....................      $  1.9400        1.9200      1.90000
                                                           =======================================

        Series A Preferred Share Distributions:
            Ordinary income...........................      $       -             -      1.08125
                                                           ---------------------------------------
        Total Preferred A Distributions...............      $       -             -      1.08125
                                                           =======================================

        Series B Preferred Share Distributions:
            Ordinary income...........................      $       -             -      1.64100
                                                           ---------------------------------------
        Total Preferred B Distributions...............      $       -             -      1.64100
                                                           =======================================

        Series D Preferred Share Distributions:
            Ordinary income...........................      $  1.8788        1.9512       .98830
            Long-term 15% capital gain................          .0044         .0180            -
            Long-term 25% capital gain................          .1044         .0184            -
                                                           ---------------------------------------
        Total Preferred D Distributions...............      $  1.9876        1.9876       .98830
                                                           =======================================

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

(c)  Income Recognition
     Minimum rental income from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. The Company maintains allowances for doubtful accounts receivables, including deferred rent receivable, based upon estimates determined by management. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.
     Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.
     The Company recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate." Upon closing of real estate transactions, the provisions of SFAS No. 66 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser, adequate continuing investment by the purchaser and no substantial continuing involvement by the Company. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by a method other than the full accrual method.

(d)  Real Estate Properties
     Geographically, the Company's investments are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, California and Arizona. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $32,693,000, $29,249,000 and $28,128,000 for 2005, 2004 and 2003, respectively.

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

(f)  Real Estate Held for Sale
     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.

(g)  Investment in Real Estate Investment Trusts
     Marketable equity securities owned by the Company are categorized as available-for-sale securities. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. The costs of these investments are adjusted to fair market value with an equity adjustment to account for unrealized gains/losses as indicated above. At December 31, 2005 and 2004, the Company had no investments in marketable equity securities.

(h)  Derivative Instruments and Hedging Activities
     The Company applies SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in fair value are to be reported either in earnings or as a component of stockholders' equity depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company has an interest rate swap agreement, which is summarized in Note 6.

(i)   Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(j)  Amortization
     Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Amortization of loan costs for continuing operations was $801,000, $831,000 and $797,000 for 2005, 2004 and 2003,
respectively.
     Leasing costs are deferred and amortized using the straight-line method over the term of the lease. Leasing costs amortization expense for continuing and discontinued operations was $3,863,000, $3,392,000 and $3,562,000 for 2005,
2004 and 2003, respectively. Amortization expense for in-place lease intangibles is disclosed in Business Combinations and Acquired Intangibles.

(k)  Business Combinations and Acquired Intangibles
     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, "Business Combinations," to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $2,750,000, $810,000 and $360,000 for 2005, 2004 and 2003, respectively. Amortization of above and below market leases was immaterial for all periods presented. Projected amortization of in-place lease intangibles for the next five years as of December 31, 2005 is as follows:

           Year                   (In thousands)
      -------------------------------------------
      2006........................    $2,480
      2007........................     1,540
      2008........................       900
      2009........................       604
      2010........................       256

     Total cost of the properties acquired for 2005 was $76,786,000, of which $70,882,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $5,882,000 to in-place lease intangibles and $337,000 to above market leases (both included in Other Assets on the balance sheet) and $315,000 to below market leases (included in Other Liabilities on the balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $46,286,000 for the properties and intangibles acquired, assumed mortgages of $29,218,000 and recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair value.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at December 31, 2005 and 2004.

(l)  Stock-Based Compensation
     The Company has a management incentive plan, which was adopted in 2004 (the "2004 Plan"), under which employees of the Company are issued common stock in the form of restricted stock and may, in the future, be issued other forms of stock-based compensation. Vesting in the stock is dependent on the achievement of goals and/or the passage of time. The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation, while also aligning participants' interests with shareholder interests. The 2004 Plan replaced a previous plan adopted in 1994 (the "1994 Plan"), under which employees of the Company were also granted stock option awards, restricted stock and other forms of stock-based compensation.
     The Company accounts for restricted stock in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, compensation expense is recognized over the expected vesting period using the straight-line method. The Company records the fair market value of the restricted stock to additional paid-in capital when the shares are granted and offsets unearned compensation by the same amount. The unearned compensation is amortized over the restricted period into compensation expense. Previously expensed stock-based compensation related to forfeited shares reduces compensation expense during the period in which the shares are forfeited. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest.
     Expected option lives for options granted to directors were eight years for 2003. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2003: risk-free interest rate of 3.41%, dividend yield of 11.13%, and volatility factor of 18.8%. The weighted average fair value of each option granted for 2003 was $.36. No stock options were granted during 2005 and 2004. Stock-based compensation expense for options was immaterial for 2004 and 2003, with an immaterial effect to pro forma net income available to common stockholders and no effect to basic or diluted earnings per share (EPS). The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                ---------------------------------------
                                                                                    2005          2004          2003
                                                                                ---------------------------------------
                                                                                 (In thousands, except per share data)
        Net income available to common stockholders as reported...........       $  19,567        20,703        12,748
        Add: Stock options compensation expense
                 included in reported net income..........................               -             1             8
        Deduct: Total stock options compensation
                 expense determined under fair value based
                 method for all awards....................................               -            (1)          (13)
                                                                                ---------------------------------------
        Net income available to common stockholders pro forma.............       $  19,567        20,703        12,743
                                                                                =======================================

        Earnings per share:
                 Basic - as reported......................................       $     .91          1.00           .72
                 Basic - pro forma........................................             .91          1.00           .72
                 Diluted - as reported....................................             .89           .98           .70
                 Diluted - pro forma......................................             .89           .98           .70

(m)  Earnings Per Share
     Basic EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.
     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by totaling net income available to common stockholders plus dividends on dilutive convertible preferred shares and dividing this numerator by the weighted average number of common shares outstanding plus the dilutive effect of stock options, nonvested restricted stock and convertible preferred stock, had the options or conversions been exercised. The dilutive effect of stock options and their equivalents (such as nonvested restricted stock) was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period. The dilutive effect of convertible securities was determined using the if-converted method.

(n)  Involuntary Conversion
     In 2005, the Company recognized a gain on an involuntary conversion of $243,000 resulting from insurance proceeds exceeding the net book value of a roof replaced due to hurricane damage. In 2004, the Company recognized a gain on an involuntary conversion of $154,000 resulting from insurance proceeds exceeding the net book value of two roofs replaced due to tornado damage.

(o)  Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period, and to disclose material contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(p)  New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends APB Opinion No. 29 (Opinion 29), Accounting for Nonmonetary Transactions, which was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaced it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of this Statement in June 2005 had no impact on its overall financial position or results of operation as the Company had no nonmonetary asset exchanges during the periods presented nor does it expect to have nonmonetary asset exchanges in the immediate future.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No.
143. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted this Interpretation on December 31, 2005 with no impact to its financial positions or results of operations.

(q)  Reclassifications
     Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

(2) REAL ESTATE OWNED

     EastGroup has one reportable segment--industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's real estate properties at December 31, 2005 and 2004 were as follows:

                                                                            December 31,
                                                                    ----------------------------
                                                                         2005          2004
                                                                    ----------------------------
                                                                           (In thousands)
        Real estate properties:
           Land................................................      $   152,954      139,857
           Buildings and building improvements.................          656,897      595,852
           Tenant and other improvements.......................          133,734      109,430
        Development............................................           77,483       39,330
                                                                    ----------------------------
                                                                       1,021,068      884,469
           Less accumulated depreciation.......................         (206,427)    (174,662)
                                                                    ----------------------------
                                                                     $   814,641      709,807
                                                                    ============================

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2005 were $2,485,000 compared to $1,715,000 for 2004 and $2,077,000 for 2003.
     Total capital investment for development during 2005 was $58,192,000. In addition to the costs incurred for the year as detailed in the table below, development costs included $4,017,000 for improvements on developments during the 12-month period following transfer to Real Estate Properties.

                                                                                 Costs Incurred
                                                                 ----------------------------------------------
                                                                     Costs       For the Year
                                                                  Transferred       Ended         Cumulative       Estimated
                                                        Size        in 2005        12/31/05     as of 12/31/05    Total Costs
                                                    ---------------------------------------------------------------------------
DEVELOPMENT                                          (Unaudited)                                                  (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
                                                    (Square feet)                      (In thousands)
LEASE-UP
  Executive Airport CC II, Fort Lauderdale, FL.....      55,000   $         -          1,513           4,484           4,600
  Southridge I, Orlando, FL........................      41,000             -          2,087           2,931           3,900
  Southridge V, Orlando, FL........................      70,000             -          3,390           4,672           4,900
  Palm River South II, Tampa, FL...................      82,000         1,457          2,578           4,035           4,500
  Sunport Center VI, Orlando, FL...................      63,000         1,044          2,290           3,334           3,800
  Techway SW III, Houston, TX......................     100,000         1,150          3,246           4,396           5,700
                                                    ---------------------------------------------------------------------------
Total Lease-up.....................................     411,000         3,651         15,104          23,852          27,400
                                                    ---------------------------------------------------------------------------

UNDER CONSTRUCTION
  World Houston 15, Houston, TX....................      63,000         1,007          1,420           2,427           5,800
  World Houston 21, Houston, TX....................      68,000           569          1,523           2,092           3,800
  Southridge IV, Orlando, FL.......................      70,000         1,905          1,525           3,430           4,700
  Santan 10 II, Chandler, AZ.......................      85,000         1,383          1,490           2,873           4,900
  Arion 14, San Antonio, TX........................      66,000           517          1,134           1,651           3,700
  Arion 17, San Antonio, TX........................      40,000           710            618           1,328           3,500
  Oak Creek III,  Tampa, FL........................      61,000           942              -             942           3,700
  Southridge II, Orlando, FL.......................      41,000         1,456              -           1,456           4,700
  Castilian Research Center, Santa Barbara, CA.....      35,000             -          4,191           4,191           5,800
                                                    ---------------------------------------------------------------------------
Total Under Construction...........................     529,000         8,489         11,901          20,390          40,600
                                                    ---------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ......................................     129,000        (1,383)           348           1,161           6,500
  Tucson, AZ.......................................      70,000             -              -             326           3,500
  Tampa, FL........................................     464,000        (2,399)         5,813           4,871          25,300
  Orlando, FL......................................     814,000        (4,405)         5,824           8,585          59,100
  West Palm Beach, FL..............................      20,000             -             76             554           2,300
  Fort Myers, FL...................................     126,000             -          2,081           2,081           8,800
  El Paso, TX......................................     251,000             -              -           2,444           9,600
  Houston, TX......................................   1,317,000        (2,726)         8,336          11,514          69,300
  San Antonio, TX..................................      65,000        (1,227)         2,227           1,000           5,200
  Jackson, MS......................................      28,000             -            124             705           2,000
                                                    ---------------------------------------------------------------------------
Total Prospective Development......................   3,284,000       (12,140)        24,829          33,241         191,600
                                                    ---------------------------------------------------------------------------
                                                      4,224,000   $         -         51,834          77,483         259,600
                                                    ===========================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING THE
YEAR ENDED DECEMBER 31, 2005
  Santan 10, Chandler, AZ..........................      65,000   $         -            187           3,493
  Sunport Center V, Orlando, FL....................      63,000             -              5           3,259
  Palm River South I, Tampa, FL....................      79,000             -            650           3,842
  World Houston 16, Houston, TX....................      94,000             -          1,499           4,766
                                                    --------------------------------------------------------------
Total Transferred to Real Estate Properties........     301,000   $         -          2,341          15,360  (1)
                                                    ==============================================================

(1) Represents cumulative costs at the date of transfer.

     At December 31, 2004, the Company was offering for sale the Delp Distribution Center II in Memphis, Tennessee with a carrying value of $1,662,000 and 8.26 acres of land in Houston, Texas and Tampa, Florida with a carrying amount of $975,000. During the first quarter of 2005, the Company sold Delp II. During the second quarter of 2005, Lamar Distribution Center II was transferred to real estate held for sale and was subsequently sold during the quarter. During the third quarter, the Company sold the Tampa land with a carrying amount of $202,000. At December 31, 2005, the Houston land with a total carrying value of $773,000 was held for sale. No loss is anticipated on the sale of the properties that are held for sale.
     In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, the mortgage of which was required to be paid in full upon the sale of the property. Accordingly, Discontinued Operations includes interest expense of $64,000, $132,000 and $137,000 for 2005, 2004 and 2003, respectively. A summary of gains on sale of real estate investments for the years ended December 31, 2005, 2004 and 2003 follows:

Gains on Sale of Real Estate Investments

                                                                                     Date          Net                    Recognized
             Real Estate Properties             Location               Size          Sold      Sales Price       Basis       Gain
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                            (In thousands)
        2005
        Delp Distribution Center II.........   Memphis, TN          102,000 SF     02/23/05    $    2,085        1,708          377
        Lamar Distribution Center II........   Memphis, TN          151,000 SF     06/30/05         3,710        2,956          754
        Sabal Land..........................   Tampa, FL            1.9 Acres      09/30/05           239          206           33
                                                                                              --------------------------------------
                                                                                               $    6,034        4,870        1,164
                                                                                              ======================================
        2004
        Getwell Distribution Center.........   Memphis, TN          26,000 SF      06/30/04    $      746          685           61
        Sample 95 Business Park III.........   Pompano Beach, FL    18,000 SF      07/01/04         1,994          711        1,283
        Viscount Distribution Center........   Dallas, TX           104,000 SF     08/20/04         2,197        2,091          106
        Sabal Land..........................   Tampa, FL            4.4 Acres      10/04/04           403          403            -
                                                                                              --------------------------------------
                                                                                               $    5,340        3,890        1,450
                                                                                              ======================================
        2003
        Air Park Distribution Center II.....   Memphis, TN          17,000 SF      02/14/03    $      445          339          106
        Orlando Central Park Land...........   Orlando, FL          2.6 Acres      07/30/03           396          390            6
                                                                                              --------------------------------------
                                                                                               $      841          729          112
                                                                                              ======================================

     The following schedule indicates approximate future minimum rental receipts under noncancelable leases for real estate properties by year as of December 31, 2005:

Future Minimum Rental Receipts Under Noncancelable Leases

                  Years Ended December 31,             (In thousands)
        --------------------------------------------------------------
        2006......................................      $      97,601
        2007......................................             80,650
        2008......................................             61,609
        2009......................................             44,313
        2010......................................             28,754
        Thereafter................................             53,772
                                                       ---------------
           Total minimum receipts.................      $     366,699
                                                       ===============

Ground Leases
     As of December 31, 2005, the Company owned two properties in Florida, two properties in Texas, one property in Arizona and one property in Mississippi that are subject to ground leases. These leases have terms of 40 to 75 years, expiration dates of August 2031 to November 2076, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically renewed annually. Total lease expenditures for the years ended December 31, 2005, 2004 and 2003 were $686,000, $679,000 and $676,000, respectively. Payments on five of the properties are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2005:

Future Minimum Ground Lease Payments

                  Years Ended December 31,              (In thousands)
        ----------------------------------------------------------------
        2006......................................      $         688
        2007......................................                687
        2008......................................                687
        2009......................................                687
        2010......................................                687
        Thereafter................................             17,197
                                                       -----------------
           Total minimum payments.................      $      20,633
                                                       =================

(3) UNCONSOLIDATED INVESTMENT

     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property. This investment is accounted for under the equity method of accounting and had a carrying value of $2,618,000 at December 31, 2005, a decrease of $6,638,000 from $9,256,000 at
December 31, 2004. At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center
II. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. The co-owner's 50% share of the loan proceeds ($6.65 million) were paid to EastGroup and reduced the Company's mortgage loan receivable (see Note 4). EastGroup's 50% share of the loan proceeds ($6.65 million) reduced the carrying value of the investment. EastGroup's share of this mortgage was $6,585,000 at December 31, 2005.

(4) MORTGAGE LOANS RECEIVABLE

     In connection with the closing of the investment in Industry Distribution Center II, EastGroup advanced a total of $7,550,000 in two separate notes to the property co-owner, one for $6,750,000 and one for $800,000. As discussed in Note 3, the Company and the property co-owner secured permanent fixed-rate financing on the investment in Industry Distribution Center II in May 2005. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note. Also at the closing of the permanent financing, the co-owner repaid the remaining balance of $100,000 on this note. The $800,000 note was repaid in full to EastGroup during the last half of 2005. Mortgage interest income for these notes was $224,000 for 2005 and $65,000 for 2004.

(5) OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                                  December 31,
                                                                                           --------------------------
                                                                                               2005          2004
                                                                                           --------------------------
                                                                                                 (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization.......     $  13,630        12,003
        Deferred rent receivable, net of allowance for doubtful accounts...............        12,773        10,832
        Accounts receivable, net of allowance for doubtful accounts....................         2,930         2,316
        Acquired in-place lease intangibles, net of accumulated amortization
          of $3,580 and $999 for 2005 and 2004, respectively...........................         6,062         2,931
        Goodwill.......................................................................           990           990
        Prepaid expenses and other assets..............................................         7,206         9,134
                                                                                           --------------------------
                                                                                            $  43,591        38,206
                                                                                           ==========================

(6) NOTES PAYABLE TO BANKS

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's interest rate under this facility is LIBOR plus .95%, except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At December 31, 2005, the weighted average interest rate was 5.15% on a balance of $113,000,000. The interest rate on each tranche is currently reset on a monthly basis.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matured in December 2005 and was renewed with a maturity date of November 2006. This credit facility is customarily used for working cash needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 1.10%. At December 31, 2005, the interest rate was 5.49% on $3,764,000.
     Average bank borrowings were $100,504,000 in 2005 compared to $66,867,000 in 2004 with weighted average interest rates of 4.53% in 2005 compared to 2.76% in 2004. Weighted average interest rates including amortization of loan costs were 4.89% for 2005 and 3.36% for 2004. Amortization of bank loan costs was $357,000, $404,000 and $409,000 for 2005, 2004 and 2003, respectively.
     The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2005.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,345,000 Tower Automotive Center recourse mortgage (see Note 7). Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes. The interest rate swap agreement is summarized as follows:

                          Current Notional                                                        Fair Value         Fair Value
        Type of Hedge          Amount         Maturity Date    Reference Rate    Fixed Rate      at 12/31/05         at 12/31/04
        ---------------------------------------------------------------------------------------------------------------------------
                           (In thousands)                                                                 (In thousands)
             Swap            $10,345(1)         12/31/10        1 month LIBOR       4.03%            $311                 $14

(1) This mortgage is backed by a letter of credit totaling $10,464,000 at December 31, 2005. The letter of credit is renewable annually and expires on January 15, 2011.

(7) MORTGAGE NOTES PAYABLE

     A summary of mortgage notes payable follows:

                                                                                         Carrying Amount
                                                                 Monthly                  of Securing       Balance at December 31,
                                                                   P&I       Maturity    Real Estate at     ------------------------
Property                                                Rate     Payment       Date     December 31, 2005      2005         2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (In thousands)
Westport Commerce Center.............................  8.000%   $  28,021   Repaid 03/05    $          -           -        2,407
Lamar Distribution Center II.........................  6.900%      16,925   Repaid 06/05               -           -        1,820
Exchange Distribution Center I.......................  8.375%      21,498   Repaid 07/05               -           -        1,816
Lake Pointe Business Park............................  8.125%      81,675   Repaid 07/05               -           -        9,830
Jetport Commerce Park................................  8.125%      33,769   Repaid 09/05               -           -        2,913
Huntwood Distribution Center.........................  7.990%     100,250     08/22/06            15,292      10,761       11,089
Wiegman Distribution Center..........................  7.990%      46,269     08/22/06             7,893       4,967        5,118
Arion Business Park(1)...............................  4.450%     102,329     12/01/06            33,063      20,784            -
World Houston 1 & 2..................................  7.770%      33,019     04/15/07             5,053       4,122        4,195
E. University I & II, Broadway VI, 55th Avenue
  and Ethan Allen....................................  8.060%      96,974     06/26/07            20,711      10,653       10,945
Dominguez, Kingsview, Walnut, Washington,
  Industry and Shaw..................................  6.800%     358,770     03/01/09            54,530      37,532       39,222
Auburn Facility......................................  8.875%      52,109     09/01/09            12,992       1,988        2,416
Tower Automotive Center (recourse)(2)................  5.300%  Semiannual     01/15/11             9,879      10,345       10,620
Interstate I, II & III, Venture, Stemmons Circle,
  Glenmont I & II,  West Loop I & II, Butterfield
  Trail and Rojas....................................  7.250%     325,263     05/01/11            44,521      41,529       42,388
America Plaza, Central Green and World Houston 3-9...  7.920%     191,519     05/10/11            26,834      24,958       25,266
University Business Center (120 & 130 Cremona).......  6.430%      81,856     05/15/12             9,561       6,372        6,925
University Business Center (125 & 175 Cremona).......  7.980%      88,607     06/01/12            13,123      10,499       10,715
Oak Creek Distribution Center IV.....................  5.680%      31,253     06/01/12             7,253       4,439            -
Airport Distribution, Southpointe, Broadway I, III
  & IV, Southpark, 51st Avenue, Chestnut, Main
  Street, Interchange Business Park,
  North Stemmons I and World Houston 12 & 13.........  6.860%     279,149     09/01/12            43,146      37,801       38,531
Interstate Distribution Center - Jacksonville........  5.640%      31,645     01/01/13             7,372       4,934            -
Broadway V, 35th Avenue, Sunbelt, Freeport,
  Lockwood, Northwest Point, Techway Southwest I
  and World Houston 10, 11 & 14......................  4.750%     259,403     09/05/13            45,085      43,245       44,278
Kyrene Distribution Center I.........................  9.000%      11,246     07/01/14             2,406         805          865
World Houston 17, Kirby, Americas Ten I, Shady
  Trail, Palm River North I, II & III and
  Westlake I & II(3).................................  5.680%     143,420     10/10/14            30,799      30,300       30,300
Chamberlain, Lake Pointe, Techway Southwest II
  and World Houston 19 & 20..........................  4.980%     256,952     12/05/15            23,853      39,000            -
Blue Heron Distribution Center II....................  5.390%      16,176     02/29/20             5,832       1,927        2,015
                                                                                           -----------------------------------------
                                                                                            $    419,198     346,961      303,674
                                                                                           =========================================

(1) Interest only is paid on this note until December 2006.
(2) The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.3%. Semiannual principal payments are made on this note; interest is paid monthly. (See Note 6.) The principal amounts of these payments increase incrementally as the loan approaches maturity.
(3) Interest only is paid on this note until November 2006.

     The Company currently intends to repay its debt service obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments. Principal payments due during the next five years as of December 31, 2005 are as follows:

               Year              (In thousands)
         ---------------------------------------
         2006...................    $  45,044
         2007...................       23,398
         2008...................        9,608
         2009...................       39,596
         2010...................        7,904

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                      December 31,
                                                               --------------------------
                                                                   2005          2004
                                                               --------------------------
                                                                     (In thousands)
        Property taxes payable............................      $    8,224        6,689
        Development costs payable.........................           2,777          921
        Dividends payable.................................           2,363        2,355
        Other payables and accrued expenses...............           9,577        6,216
                                                               ---------------------------
                                                                $   22,941       16,181
                                                               ===========================

 (9) COMMON STOCK ACTIVITY

     The following table presents the common stock activity for the three years ended December 31, 2005:

                                                                           Years Ended December 31,
                                                               -------------------------------------------------
                                                                    2005              2004            2003
                                                               -------------------------------------------------
                                                                                Common Shares
        Shares outstanding at beginning of year...........       21,059,164        20,853,780     16,104,356
        Conversion of preferred into common stock.........                -                 -      3,181,920
        Common stock offerings............................          860,000                 -      1,418,887
        Stock options exercised...........................           72,415           167,380        139,584
        Dividend reinvestment plan........................            8,279            10,247         12,925
        Management incentive stock awarded................                -                 -          2,108
        Incentive restricted stock granted................           33,446            36,767              -
        Incentive restricted stock forfeited..............           (3,396)           (9,010)        (6,000)
        Director incentive restricted stock granted.......              481                 -              -
        Director common stock awarded.....................            1,200                 -              -
        Restricted stock withheld for tax obligations.....             (907)                -              -
                                                               -------------------------------------------------
        Shares outstanding at end of year.................       22,030,682        21,059,164     20,853,780
                                                               =================================================

Common Stock Issuances
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were $31,597,000 after deducting the underwriting discount and other offering expenses.
     In May 2003, the Company completed a direct placement offering of 571,429 shares of its common stock at $26.25 per share. The proceeds of the offering were approximately $14,461,000, net of all related expenses. In November 2003, the Company completed a direct placement offering of 847,458 shares of its common stock at $29.50 per share. The proceeds of the offering were approximately $24,513,000, net of all related expenses.

Dividend Reinvestment Plan
     The Company has a dividend reinvestment plan that allows stockholders to reinvest cash distributions in new shares of the Company.

Common Stock Repurchase Plan
     EastGroup's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Under the common stock repurchase plan, the Company has purchased a total of 827,700 shares for $14,170,000 (an average of $17.12 per share) with 672,300 shares still authorized for repurchase. The Company has not repurchased any shares under this plan since 2000.

Shareholder Rights Plan
     In December 1998, EastGroup adopted a Shareholder Rights Plan (the Plan) designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. Under the Plan, Shareholder Rights (Rights) were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on December 28, 1998. A Right was also delivered with all shares of Common Stock issued after December 28, 1998. The Rights will expire at the close of business on December 3, 2008.
     Each whole Right will entitle the holder to buy one one-thousandth (1/1000) of a newly issued share of EastGroup's Series C Preferred Stock at an exercise price of $70.00. The Rights attach to and trade with the shares of the Company's Common Stock. No separate Rights Certificates will be issued unless an event triggering the Rights occurs. The Rights will detach from the Common Stock and will initially become exercisable for shares of Series C Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning, 15% or more of EastGroup's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interests of EastGroup and its shareholders. The Rights will also detach from the Common Stock if the Board determines that a person holding at least 9.8% of EastGroup's Common Stock intends to cause EastGroup to take certain actions adverse to it and its shareholders or that such holder's ownership would have a material adverse effect on EastGroup.
     On December 20, 2004, EastGroup amended the Plan to require a committee comprised entirely of independent directors to review and evaluate the Plan to consider whether the maintenance of the Plan continues to be in the interest of the Company, its stockholders and other relevant constituencies of the Company at least every three years.
     If any person becomes the beneficial owner of 15% or more of EastGroup's Common Stock and the Board of Directors does not within 10 days thereafter redeem the Rights, or a 9.8% holder is determined by the Board to be an adverse person, each Right not owned by such person or related parties will then enable its holder to purchase, at the Right's then-current exercise price, EastGroup Common Stock (or, in certain circumstances as determined by the Board, a combination of cash, property, common stock or other securities) having a value of twice the Right's exercise price.
     Under certain circumstances, if EastGroup is acquired in a merger or similar transaction with another person, or sells more than 50% of its assets, earning power or cash flow to another entity, each Right that has not previously been exercised will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other entity having a value of twice the Right's exercise price.
     EastGroup will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th day following public announcement that a 15% position has been acquired, or until the Board has determined a 9.8% holder to be an adverse person. Prior to such time, the Board of Directors may extend the redemption period.

(10) STOCK-BASED COMPENSATION PLANS

     The Company has a management incentive plan which was adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock (not including shares granted in the 1994 Plan) to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock in place of cash compensation. The 2004 Plan has replaced the 1994 Plan. Under the 1994 Plan, employees of the Company were granted stock options (50% vested after one year and the other 50% after two years), an annual incentive award and restricted stock awards. Shares remaining for grant under the 1994 Plan were cancelled upon adoption of the 2004 Plan. Outstanding grants under the 1994 Plan will be fulfilled under that Plan. Total shares available for grant were 1,865,572, 1,898,945 and 543,577 at December 31, 2005, 2004 and 2003, respectively.
     The following discussions and tables illustrate the Company's various forms of stock-based compensation. Stock-based compensation expense for these plans collectively was $2,048,000, $1,256,000 and $620,000 for 2005, 2004 and 2003,
respectively.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. The Company records the fair market value of the restricted stock to additional paid-in capital when the shares are granted and offsets unearned compensation by the same amount. The unearned compensation is amortized over the restricted period into compensation expense. Previously expensed stock-based compensation related to forfeited shares reduces compensation expense during the period in which the shares are forfeited. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest. Vesting occurs from three to ten years from the date of the grant. Following is a summary of the total shares that will vest by year for the remainder of the vesting periods as of December 31, 2005.

        Remaining Shares Vesting Schedule              Number of Shares
        ----------------------------------------------------------------
        2006......................................            56,757
        2007......................................            50,247
        2008......................................            35,220
        2009......................................            35,220
                                                       -----------------
        Total Nonvested Shares....................           177,444
                                                       =================

     Following is a summary of the total restricted shares granted, forfeited and delivered to officers and employees with related weighted average share prices for 2005, 2004 and 2003. Of the shares that vested in 2005, 907 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.

Restricted Stock Activity:                                         Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                  2005                       2004                        2003
                                        --------------------------------------------------------------------------------
                                                      Weighted                    Weighted                  Weighted
                                                       Average                    Average                    Average
                                          Shares     Share Price     Shares     Share Price     Shares     Share Price
                                        --------------------------------------------------------------------------------
Nonvested at beginning of year......      204,348     $ 22.249       183,100      $ 21.006      189,100     $ 21.010
Granted.............................       33,446       30.150        36,767        30.593            -            -
Forfeited...........................       (3,396)      22.936        (9,010)       27.308       (6,000)      21.096
Vested..............................      (56,954)      24.495        (6,509)       27.300            -            -
                                        -----------                -----------                -----------
Nonvested at end of year............      177,444       23.005       204,348        22.249      183,100       21.006
                                        ===========                ===========                ===========

     Following is a summary of the total officers and employees stock options granted, exercised and expired with related weighted average share prices for 2005, 2004 and 2003.

Officers and Employees Stock Options
Stock Option Activity:                                             Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                  2005                       2004                           2003
                                        ------------------------------------------------------------------------------------
                                                      Weighted                     Weighted                    Weighted
                                                       Average                     Average                      Average
                                          Shares    Exercise Price     Shares   Exercise Price    Shares    Exercise Price
                                        ------------------------------------------------------------------------------------
Outstanding at beginning of year....      286,740     $ 19.853         432,370     $ 18.394       567,704      $ 18.503
Granted.............................            -            -               -            -             -             -
Exercised...........................      (34,665)      20.112        (145,630)      15.578      (134,334)       18.802
Expired.............................       (1,000)      24.400               -            -        (1,000)       25.095
                                        -----------                  -----------                -----------
Outstanding at end of year..........      251,075       19.800         286,740       19.853       432,370        18.394
                                        ===========                  ===========                ===========

Exercisable at end of year..........      251,075     $ 19.800         286,740     $ 19.853       427,695      $ 18.325

       Officer and employee outstanding stock options at December 31, 2005, all exercisable:
       ------------------------------------------------------------------------------------------
                                               Weighted Average Remaining       Weighted Average
       Exercise Price Range       Number           Contractual Life              Exercise Price
       ------------------------------------------------------------------------------------------
       $  14.580-19.000           75,319               0.823 years                  $ 16.226
          20.000-22.000          167,406               2.698 years                    21.227
          22.400-25.750            8,350               5.728 years                    23.413

(11) DIRECTORS EQUITY INCENTIVE PLAN

     The Company has a director incentive plan which was adopted in 2000 (the 2000 Plan), which authorizes the issuance of up to 150,000 shares of common stock (not including shares granted in the 1994 Plan, as amended) upon exercise of any options. Options granted to directors vest 100% at the grant date. The 2000 Plan replaced the 1994 Plan. Under the 2000 Plan, each Non-Employee Director was granted an initial 7,500 options. Through the year 2003, 2,250 additional options were granted on the date of any Annual Meeting at which the Director was reelected to the Board. In lieu of option grants in 2004, cash awards totaling $34,000 were paid to the Non-Employee Directors.
     At the Company's annual meeting in June 2005, the Company's shareholders approved the 2005 Directors Equity Incentive Plan (the 2005 Plan), which replaced the 2000 Plan. Shares remaining for grant under the 2000 Plan were cancelled upon adoption of the 2005 Plan. Outstanding grants under the 1994 and 2000 Plans will be fulfilled under those Plans. The 2005 Plan authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to Non-Employee Directors of the Company. In 2005, the Company granted 1,200 shares of common stock to directors under the 2005 Plan. In addition, 481 shares of restricted stock at $41.57 were granted during 2005, none of which was vested as of December 31, 2005. The restricted stock vesting period is 25% per year for four years. There were 48,319 shares available for grant under the 2005 Plan at December 31, 2005.

        Stock Option Activity:                                               Years Ended December 31,
        ----------------------------------------------------------------------------------------------------------------------------
                                                          2005                        2004                        2003
                                                ------------------------------------------------------------------------------------
                                                              Weighted                    Weighted                    Weighted
                                                               Average                     Average                     Average
                                                  Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                                ------------------------------------------------------------------------------------
        Outstanding at beginning of year....       91,500     $   22.118      113,250     $ 20.726         107,250    $   19.354
        Granted.............................            -              -            -            -          13,500        26.600
        Exercised...........................      (37,750)        21.465      (21,750)      14.872          (7,500)       11.670
        Expired.............................            -              -            -            -               -             -
                                                -----------                  ----------                  -----------
        Outstanding at end of year..........       53,750         22.576       91,500       22.118         113,250        20.726
                                                ===========                  ==========                  ===========

        Exercisable at end of year..........       53,750     $   22.576       91,500     $ 22.118         113,250    $   20.726
        Available for grant at end of year..            -              -       88,500            -          88,500             -

        Director outstanding stock options at December 31, 2005, all exercisable:
        ---------------------------------------------------------------------------------------------
                                                  Weighted Average Remaining       Weighted Average
        Exercise Price Range         Number            Contractual Life             Exercise Price
        ---------------------------------------------------------------------------------------------
         $  14.580-14.580             2,250               0.463 years                  $ 14.580
            19.375-21.750            27,000               3.672 years                    20.829
            24.020-26.600            24,500               6.709 years                    25.234

(12) PREFERRED STOCK

Series A 9.00% Cumulative Redeemable Preferred Stock
     In June 1998, EastGroup sold 1,725,000 shares of Series A 9.00% Cumulative Redeemable Preferred Stock at $25.00 per share in a public offering. The preferred stock was redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after June 19, 2003. The preferred stock had no stated maturity, sinking fund or mandatory redemption and was not convertible into any other securities of the Company.
     On July 7, 2003, the Company redeemed all of the outstanding Series A Preferred Stock. The redemption price of these shares (excluding accrued dividends) was $43,125,000. The original issuance costs of $1,768,000 related to Series A in 1998 were recorded as a preferred issuance cost and treated in a manner similar to a preferred dividend in the third quarter of 2003. The redemption cost was funded with the proceeds from the Company's common offering in May 2003 and the 7.95% Series D Cumulative Redeemable Preferred Stock offering in earlier July 2003.
     The Company declared dividends of $1.08125 per share of Series A Preferred for 2003.

Series B 8.75% Cumulative Convertible Preferred Stock
     In December 1998 and September 1999, EastGroup sold $10,000,000 and $60,000,000, respectively, of Series B 8.75% Cumulative Convertible Preferred Stock at a net price of $24.50 per share to Five Arrows Realty Securities II, L.L.C. (Five Arrows), an investment fund managed by Rothschild Realty, Inc., a member of the Rothschild Group. The Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share (3,181,920 common shares), was entitled to quarterly dividends in arrears equal to the greater of $.547 per share or the dividend on the number of shares of common stock into which a share of Series B Preferred Stock was convertible. In connection with this offering, EastGroup entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to the Series B Preferred Stock. Also, the preferred stock was not redeemable by the Company at its option prior to the fifth anniversary of the original date of issuance of the Series B Preferred Stock, after which it was redeemable at various redemption prices at certain dates and under certain circumstances.
     During 2003, all of the 2,800,000 shares of the Series B Preferred Stock were converted into 3,181,920 common shares. Five Arrows began converting the shares in April 2003 and completed the conversion in November 2003. Since it was the policy of Five Arrows to not hold common stock, the common shares were sold in the market throughout the year with the final shares being sold on December 15, 2003.
     The Company declared dividends of $1.641 per share of Series B Preferred for 2003.

Series D 7.95% Cumulative Redeemable Preferred Stock
     In July 2003, EastGroup sold 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock at $25.00 per share in a direct placement. The preferred stock is redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 2, 2008. The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.
     The Company declared dividends of $1.9876 per share for Series D Preferred for both 2005 and 2004 and $.9883 per share for 2003.

(13) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for 2005, 2004 and 2003 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity and are summarized below.

                                                                                  ---------------------------------------
                                                                                      2005           2004         2003
                                                                                  ---------------------------------------
                                                                                                (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of year.........................................     $      14           (30)          58
            Unrealized holding gains on REIT securities during the year......             -             -           66
            Less reclassification adjustment for gains on REIT
                securities included in net income............................             -             -         (421)
            Change in fair value of interest rate swap.......................           297            44          267
                                                                                  ---------------------------------------
        Balance at end of year...............................................     $     311            14          (30)
                                                                                  =======================================

(14) EARNINGS PER SHARE

     The Company applies SFAS No. 128, "Earnings Per Share," which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                            --------------------------------------------
                                                                               2005            2004             2003
                                                                            --------------------------------------------
                                                                                          (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders........      $  19,567          20,703          12,748
          Denominator-weighted average shares outstanding..............         21,567          20,771          17,819
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders........      $  19,567          20,703          12,748
          Denominator:
            Weighted average shares outstanding........................         21,567          20,771          17,819
            Common stock options.......................................            171             193             189
            Nonvested restricted stock.................................            154             124             186
                                                                            --------------------------------------------
               Total Shares............................................         21,892          21,088          18,194
                                                                            ============================================

     The Company's Series B Preferred Stock, which was convertible into common stock at a conversion price of $22.00 per share, was not included in the computation of diluted earnings per share for 2003 due to its antidilutive effect. All of the Series B Preferred Stock was converted into common stock during 2003.

(15) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                              2005 Quarter Ended                    2004 Quarter Ended
                                                   ---------------------------------------------------------------------------------
                                                    Mar 31    Jun 30    Sep 30    Dec 31    Mar 31    Jun 30    Sep 30    Dec 31
                                                   ---------------------------------------------------------------------------------
                                                                        (In thousands, except per share data)
         Revenues...............................   $ 30,555    31,433     32,049    32,715    27,382    27,937    29,265    29,737
         Expenses...............................    (25,423)  (26,270)   (26,235)  (27,795)  (22,428)  (22,822)  (23,287)  (24,131)
                                                   ---------------------------------------------------------------------------------
         Income from continuing operations......      5,132     5,163      5,814     4,920     4,954     5,115     5,978     5,606
         Income from discontinued operations....        404       725         33         -        58       166     1,431        19
                                                   ---------------------------------------------------------------------------------
         Net income.............................      5,536     5,888      5,847     4,920     5,012     5,281     7,409     5,625
         Preferred dividends....................       (656)     (656)      (656)     (656)     (656)     (656)     (656)     (656)
                                                   ---------------------------------------------------------------------------------
         Net income available to common
            stockholders........................   $  4,880     5,232      5,191     4,264     4,356     4,625     6,753     4,969
                                                   =================================================================================
         BASIC PER SHARE DATA
         Net income available to common
            stockholders........................   $    .23       .24        .24       .20       .21       .22       .32       .24
                                                   =================================================================================
         Weighted average shares outstanding....     20,891    21,755     21,799    21,811    20,687    20,745    20,804    20,845
                                                   =================================================================================
         DILUTED PER SHARE DATA
         Net income available to common
            stockholders........................   $    .23       .24        .23       .19       .21       .22       .32       .23
                                                   =================================================================================
         Weighted average shares outstanding....     21,196    22,073     22,130    22,147    21,114    21,142    21,179    21,157
                                                   =================================================================================

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

(16) DEFINED CONTRIBUTION PLAN

     EastGroup maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions. The Company's total expense for this plan was $387,000, $332,000 and $273,000 for 2005, 2004 and 2003, respectively.

(17) LEGAL MATTERS

     The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2005 and 2004. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                            --------------------------------------------------------
                                                      2005                           2004
                                            --------------------------------------------------------
                                               Carrying       Fair          Carrying        Fair
                                                Amount        Value          Amount         Value
                                            --------------------------------------------------------
                                                                  (In thousands)
        Financial Assets
           Mortgage loans receivable......  $        -             -           7,550         7,550
           Cash and cash equivalents......       1,915         1,915           1,208         1,208
           Interest rate swap.............         311           311              14            14
        Financial Liabilities
           Mortgage notes payable.........     346,961       357,034         303,674       325,241
           Notes payable to banks.........     116,764       116,764          86,431        86,431

Carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except as indicated in the notes below.

     The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Mortgage Loans Receivable: The carrying amount at December 31, 2004 approximates fair value due to the issuance of the loans in November 2004.
Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.
Interest Rate Swap: The fair value of the interest rate swap is the amount at which it could be settled, based on estimates obtained from the counterparty. The interest rate swap is shown under Other Assets on the consolidated balance sheets.
Mortgage Notes Payable: The fair value of the Company's mortgage notes payable is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers. Notes Payable to Banks: The carrying amounts approximate fair value because of the variable rates of interest on the debt.

(19) SUBSEQUENT EVENTS

     In January 2006, EastGroup sold its land investment in Madisonville, Kentucky for $825,000, generating a gain of $773,000, of which $592,000 will be recognized in the first quarter of 2006 and $181,000 will be deferred to future periods. As part of the transaction, the Company took back a $185,000 note at 7.00% from the buyer, which is scheduled for repayment over the next six years, beginning in February 2006. The remaining deferred gain will be recognized as payments on this note are received from the buyer.
     Also subsequent to December 31, 2005, the Company entered into a contract to sell three of its Memphis properties (533,000 square feet) for a sales price of approximately $15.2 million. The sale of these properties is expected to close in March of 2006; however, there can be no assurance that the sale will actually occur.

(20) RELATED PARTY TRANSACTIONS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of March 8, 2006, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the 2005 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Jackson, Mississippi                                          KPMG LLP
March 8, 2006

                                  SCHEDULE III
               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2005 (In thousands)

                                                                          Gross Amount at
                                    Initial Cost                          which Carried at
                                   to the Company                         Close of Period
                                --------------------                ---------------------------
                                                          Costs
                                                       Capitalized                               Accumulated
                                       Buildings and  Subsequent to       Buildings and         Depreciation      Year      Year
Description       Encumbrances   Land  Improvements    Acquisition  Land  Improvements   Total  Dec. 31, 2005   Acquired Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Properties (c):
Industrial:
FLORIDA
 Jacksonville
  Deerwood         $      -      1,147      1,799        1,367      1,147      3,166     4,313     1,234          1989          1978
  Phillips                -      1,375      2,961        2,841      1,375      5,802     7,177     2,285          1994       1984/95
  Lake Pointe (l)    17,094      3,442      6,450        3,433      3,442      9,883    13,325     4,681          1993       1986/87
  Ellis                   -        540      7,513          509        540      8,022     8,562     2,025          1997          1977
  Westside                -      1,170     12,400        3,590      1,170     15,990    17,160     4,111          1997          1984
  Beach                   -        476      1,899          511        476      2,410     2,886       517          2000          2000
  Interstate D.C.     4,934      1,879      5,700          104      1,879      5,804     7,683       311          2005          1990
 Orlando
  Chancellor              -        291      1,711           60        291      1,771     2,062       600       1996/97       1996/97
  Exchange I              -        603      2,414        1,524        603      3,938     4,541     1,444          1994          1975
  Exchange II             -        300        945           28        300        973     1,273       233          2002          1976
  Exchange III            -        320        997            4        320      1,001     1,321       239          2002          1980
  Sunbelt
   Center (j)         7,817      1,474      5,745        3,288      1,475      9,032    10,507     3,861    1989/97/98 1974/87/97/98
  John Young I            -        497      2,444          441        497      2,885     3,382       774       1997/98       1997/98
  John Young II           -        512      3,613         (215)       512      3,398     3,910     1,099          1998          1999
  Altamonte I             -      1,518      2,661          741      1,518      3,402     4,920     1,505          1999       1980/82
  Altamonte II            -        745      2,618          277        745      2,895     3,640       399          2003          1975
  Sunport I               -        555      1,977          488        555      2,465     3,020       648          1999          1999
  Sunport II              -        597      3,271          811        597      4,082     4,679     1,589          1999          2001
  Sunport III             -        642      3,121          379        642      3,500     4,142       677          1999          2002
  Sunport IV              -        642      2,917          309        642      3,226     3,868       258          1999          2004
  Sunport V               -        750      2,509        1,845        750      4,354     5,104       230          2001          2005
 Tampa
  56th Street             -        843      3,567        2,133        843      5,700     6,543     2,766          1993    1981/86/97
  Jetport                 -      1,034      4,416        1,999      1,034      6,415     7,449     2,954    1993/94/95    1974/79/85
  Jetport
   517 & 518              -        541      2,175          444        541      2,619     3,160       980          1999       1981/82
  Westport                -        980      3,800        1,865        980      5,665     6,645     2,176          1994       1983/87
  Benjamin I & II         -        843      3,963          368        883      4,291     5,174     1,466          1997          1996
  Benjamin III            -        407      1,503          231        407      1,734     2,141       917          1999          1988
  Palm River
   Center                 -      1,190      4,625          983      1,190      5,608     6,798     2,082       1997/98    1990/97/98
  Palm River
   North I & III (k)  5,651      1,005      4,688        1,439      1,005      6,127     7,132     1,299          1998          2000
  Palm River
   North II (k)       5,186        724      4,418          (16)       634      4,492     5,126     1,063       1997/98          1999
  Palm River South        -        655      3,187          328        655      3,515     4,170       124          2000          2005
  Walden I                -        337      3,318          233        337      3,551     3,888       835       1997/98          2001
  Walden II               -        465      3,738          424        465      4,162     4,627     1,261          1998          1998
  Oak Creek I             -      1,110      6,126          186      1,110      6,312     7,422     1,492          1998          1998
  Airport                 -      1,257      4,012          621      1,257      4,633     5,890     1,140          1998          1998
  Westlake (k)        7,200      1,333      6,998          919      1,333      7,917     9,250     2,557          1998       1998/99
  Expressway II           -      1,013      3,247            -      1,013      3,247     4,260       401          2003          2001
  Oak Creek II            -        647      3,603          403        647      4,006     4,653       449          2003          2001
  Oak Creek IV        4,439        805      6,472            -        805      6,472     7,277        24          2005          2001
  Expressway I            -        915      5,346          293        915      5,639     6,554       505          2002          2004
 Fort Lauderdale/
  Pompano Beach area
  Linpro                  -        613      2,243        1,053        616      3,293     3,909     1,286          1996          1986
  Cypress Creek           -          -      2,465        1,039          -      3,504     3,504     1,132          1997          1986
  Lockhart                -          -      3,489        1,350          -      4,839     4,839     1,477          1997          1986
  Interstate              -        485      2,652          367        485      3,019     3,504     1,068          1998          1988
  Sample 95               -      2,202      8,785        1,025      2,202      9,810    12,012     3,026       1996/98       1990/99
  Blue Heron              -        975      3,626          987        975      4,613     5,588     1,200          1999          1986
  Blue Heron II       1,927      1,385      4,222          660      1,385      4,882     6,267       435          2004          1988
  Executive Airport
   I & III                -      1,210      4,857          380      1,210      5,237     6,447       510          2001          2004
CALIFORNIA
 San Francisco area
  Wiegman             4,967      2,197      8,788          871      2,308      9,548    11,856     2,539          1996       1986/87
  Huntwood           10,761      3,842     15,368          698      3,842     16,066    19,908     4,616          1996          1988
  San Clemente            -        893      2,004           92        893      2,096     2,989       423          1997          1978
  Yosemite                -        259      7,058          380        259      7,438     7,697     1,800          1999       1974/87
 Los Angeles area
  Kingsview (e)       1,771        643      2,573            -        643      2,573     3,216       668          1996          1980
  Dominguez (e)       6,142      2,006      8,025        1,124      2,006      9,149    11,155     2,766          1996          1977
  Main Street (i)     4,116      1,606      4,103          366      1,606      4,469     6,075     1,104          1999          1999
  Walnut (e)          4,629      2,885      5,274          249      2,885      5,523     8,408     1,620          1996       1966/90
  Washington (e)      3,783      1,636      4,900          334      1,636      5,234     6,870     1,356          1997       1996/97
  Ethan Allen (f)     5,221      2,544     10,175           95      2,544     10,270    12,814     2,592          1998          1980
  Industry (e)       12,887     10,230     12,373          801     10,230     13,174    23,404     3,492          1998          1959
  Chestnut (i)        3,523      1,674      3,465           61      1,674      3,526     5,200       773          1998          1999
  Los Angeles
   Corporate Center       -      1,363      5,453        1,140      1,363      6,593     7,956     1,753          1996          1986
 Santa Barbara
  University Bus.
   Center            16,871      5,517     22,067        2,011      5,520     24,075    29,595     6,911          1996       1987/88
 Fresno
  Shaw (e)            8,320      2,465     11,627        1,018      2,465     12,645    15,110     3,731          1998    1978/81/87
 San Diego
  Eastlake                -      3,046      6,888          748      3,046      7,636    10,682     2,048          1997          1989
TEXAS
 Dallas
  Interstate
   I & II (h)         5,056      1,757      4,941        1,422      1,757      6,363     8,120     3,516          1988          1978
  Interstate III (h)  1,977        520      2,008          647        520      2,655     3,175       627          2000          1979
  Interstate IV           -        416      2,481           10        416      2,491     2,907       191          2004          2002
  Venture (h)         3,918      1,452      3,762        1,078      1,452      4,840     6,292     2,590          1988          1979
  Stemmons
   Circle (h)         1,608        363      2,014          206        363      2,220     2,583       886          1998          1977
  Ambassador Row          -      1,156      4,625        1,459      1,156      6,084     7,240     2,338          1998       1958/65
  North
   Stemmons I (i)     2,804        619      3,264          255        619      3,519     4,138       821          2001          1979
  North
   Stemmons II            -        150        583          169        150        752       902       152          2002          1971
  Shady Trail (k)     3,210        635      3,621          117        635      3,738     4,373       351          2003          1998
 Houston
  Northwest
   Point (j)          6,579      1,243      5,640        1,961      1,243      7,601     8,844     2,687          1994       1984/85
  Lockwood (j)        5,579        749      5,444        1,306        749      6,750     7,499     1,613          1997       1968/69
  West Loop (h)       4,062        905      4,383        1,235        905      5,618     6,523     1,725     1997/2000          1980
  World Houston
   1 & 2              4,122        660      5,893          611        660      6,504     7,164     2,111          1998          1996
  World Houston
   3, 4 & 5 (g)       5,029      1,025      6,413          291      1,025      6,704     7,729     2,287          1998          1998
  World
   Houston 6 (g)      2,278        425      2,423           38        425      2,461     2,886       777          1998          1998
  World Houston
   7 & 8 (g)          5,788        680      4,584        3,231        680      7,815     8,495     2,540          1998          1998
  World
   Houston 9 (g)      5,030        800      4,355        1,422        800      5,777     6,577     1,052          1998          1998
  World
   Houston 10 (j)     4,255        933      4,779            7        933      4,786     5,719       926          2001          1999
  World
   Houston 11 (j)     3,681        638      3,764          546        638      4,310     4,948       831          1999          1999
  World
   Houston 12 (i)     1,992        340      2,419          181        340      2,600     2,940       451          2000          2002
  World
   Houston 13 (i)     1,947        282      2,569           23        282      2,592     2,874       898          2000          2002
  World
   Houston 14 (j)     2,785        722      2,629          392        722      3,021     3,743       607          2000          2003
  World
   Houston 16             -        519      4,248           52        519      4,300     4,819       119          2000          2005
  World
   Houston 17 (k)     2,805        373      1,945          758        373      2,703     3,076       151          2000          2004
  World
   Houston 18             -        323      1,512           16        323      1,528     1,851        17          2005          1995
  World
   Houston 19 (l)     4,159        373      2,256          613        373      2,869     3,242       352          2000          2004
  World
   Houston 20 (l)     4,708        346      1,948        1,376      1,009      2,661     3,670       162          2000          2004
  America Plaza (g)   3,606        662      4,660          396        662      5,056     5,718     1,387          1998          1996
  Central Green (g)   3,227        566      4,031           97        566      4,128     4,694     1,222          1999          1998
  Glenmont (h)        5,093        936      6,161        1,083        936      7,244     8,180     2,075          1998     1999/2000
  Techway S.W. I (j)  4,242        729      3,765        1,208        729      4,973     5,702       648          2000          2001
  Techway S.W. II (l) 5,833        550      3,689          308        550      3,997     4,547       417          2000          2004
  Freeport (j)        5,016        458      5,712          573        458      6,285     6,743     1,016          2002          2001
  Kirby (k)           3,150        530      3,153          218        530      3,371     3,901       187          2004          1980
  Clay Campbell           -        742      2,998            -        742      2,998     3,740        61          2005          1982
 El Paso
  Butterfield
   Trail (h)         15,945          -     22,144        3,464          -     25,608    25,608     8,362     1997/2000       1987/95
  Rojas (h)           3,870        900      3,659        1,656        900      5,315     6,215     2,394          1999          1986
  Americas Ten I (k)  3,098        526      2,778          846        526      3,624     4,150       601          2001          2003
 San Antonio
  Alamo Downs             -      1,342      6,338          290      1,342      6,628     7,970       770          2004     1986/2002
  Arion              20,784      4,170     31,432          273      4,170     31,705    35,875     2,812          2005     1988-2000
  Wetmore                 -      1,494     10,804            -      1,494     10,804    12,298        66          2005       1998/99
ARIZONA
 Phoenix area
  Broadway I (i)      3,119        837      3,349          417        837      3,766     4,603     1,371          1996          1971
  Broadway II             -        455        482          125        455        607     1,062       237          1999          1971
  Broadway III (i)    1,739        775      1,742           49        775      1,791     2,566       604          2000          1983
  Broadway IV (i)     1,520        380      1,652          212        380      1,864     2,244       527          2000          1986
  Broadway V (j)      1,080        353      1,090            9        353      1,099     1,452       250          2002          1980
  Broadway VI (f)     1,030        599      1,855           73        599      1,928     2,527       467          2002          1979
  Kyrene                805        850      2,044          349        850      2,393     3,243       837          1999          1981
  Kyrene II               -        640      2,409          265        640      2,674     3,314       748          1999          2001
  Metro                   -      1,927      7,708        1,759      1,927      9,467    11,394     2,754          1996       1977/79
  35th Avenue (j)     2,211        418      2,381          173        418      2,554     2,972       605          1997          1967
  Estrella                -        628      4,694          154        628      4,848     5,476     1,187          1998          1988
  51st Avenue (i)     1,778        300      2,029          296        300      2,325     2,625       668          1998          1987
  East University
   I and II (f)       2,379      1,120      4,482          237      1,120      4,719     5,839     1,273          1998       1987/89
  55th Avenue (f)     2,023        912      3,717          337        917      4,049     4,966     1,103          1998          1987
  Interstate
   Commons I              -        798      3,632          264        798      3,896     4,694     1,130          1999          1988
  Interstate
   Commons II             -        320      2,448          239        320      2,687     3,007       547          1999          2000
  Southpark (i)       2,863        918      2,738          570        918      3,308     4,226       614          2001          2000
  Airport Commons         -      1,000      1,510          117      1,000      1,627     2,627       227          2003          1971
  SanTan 10               -        846      2,647          239        846      2,886     3,732       210          2001          2005
 Tucson
  Chamberlain (l)     7,206        506      3,564        1,547        506      5,111     5,617       936     1997/2003     1994/2003
  Airport (i)         4,112      1,103      4,672          294      1,103      4,966     6,069     1,019          1998          1995

  Southpointe (i)     3,886          -      3,982        1,754          -      5,736     5,736     1,707          1999          1989
  Benan                   -        707      1,842           14        707      1,856     2,563        76          2005          2001
TENNESSEE
 Memphis
  Senator Street I        -        540      2,187          400        540      2,587     3,127       789          1997          1982
  Senator Street II       -        435      1,742          234        435      1,976     2,411       477          1998          1968
  Air Park I              -        250      1,916          238        250      2,154     2,404       562          1998          1975
  Lamar I                 -        655      2,651          353        655      3,004     3,659       795          1998       1978/80
  Delp I & III            -        649      2,583          895        649      3,478     4,127     1,004          1998          1977
  Crowfarn                -        486      1,946           49        486      1,995     2,481       495          1998          1972
  Southeast
   Crossing               -      1,802     10,267        1,663      1,802     11,930    13,732     4,121          1999       1987/97
LOUISIANA
 New Orleans
  Elmwood                 -      2,861      6,337        2,211      2,861      8,548    11,409     3,691          1997          1979
  Riverbend               -      2,592     17,623        1,729      2,592     19,352    21,944     6,106          1997          1984
COLORADO
 Denver
  Rampart I               -      1,023      3,861          543      1,023      4,404     5,427     2,151          1988          1987
  Rampart II              -        230      2,977          866        230      3,843     4,073     1,537       1996/97       1996/97
  Rampart III             -      1,098      3,884        1,252      1,098      5,136     6,234     1,422       1997/98          1999
OKLAHOMA
 Oklahoma City
  Northpointe             -        777      3,113          626        999      3,517     4,516       645          1998       1996/97
 Tulsa
  Braniff                 -      1,066      4,641        1,280      1,066      5,921     6,987     2,257          1996          1974
MISSISSIPPI
  Interchange (i)     4,402        343      5,007        1,147        343      6,154     6,497     2,090          1997          1981
  Tower              10,345          -      9,958        1,173          -     11,131    11,131     1,252          2001          2002
  Metro Airport I         -        303      1,479          498        303      1,977     2,280       253          2001          2003
MICHIGAN
  Auburn              1,988      3,230     12,922          131      3,230     13,053    16,283     3,291          1998          1986
                   --------------------------------------------------------------------------------------
                    346,961    151,996    684,937      106,652    152,954    790,631   943,585   206,368
                   --------------------------------------------------------------------------------------

Industrial Development:
FLORIDA
 Palm River
  South II                -        655          -        3,380        655      3,380     4,035         -          2000           n/a
 Oak Creek III            -        665          -          277        665        277       942         -          2005           n/a
 Oak Creek Land           -      4,292          -          578      4,292        578     4,870         -          2005           n/a
 Executive
  Airport II              -        781          -        3,704        781      3,704     4,485         -          2001           n/a
 Sunport VI               -        672          -        2,662        672      2,662     3,334         -          2001           n/a
 Southridge I             -        650          -        2,281        650      2,281     2,931         7          2003           n/a
 Southridge II            -        680          -          776        680        776     1,456         -          2003           n/a
 Southridge IV            -        893          -        2,537        893      2,537     3,430         -          2003           n/a
 Southridge V             -        875          -        3,797        875      3,797     4,672        52          2003           n/a
 SouthRidge Land          -      4,094          -        4,490      6,534      2,050     8,584         -       2003/05           n/a
 Blue Heron Land          -        450          -          104        450        104       554         -          2004           n/a
 SunCoast Land            -      1,988          -           93      2,034         47     2,081         -          2005           n/a
CALIFORNIA
 Castilian
  (Redevelopment)         -      2,718          -        1,473      2,718      1,473     4,191         -          2005           n/a

TEXAS
 Techway S.W. III         -        597          -        3,799        751      3,645     4,396         -          1999           n/a
 Techway S.W. IV          -        535          -          779        674        640     1,314         -          1999           n/a
 World
  Houston 15              -        731          -        1,696        731      1,696     2,427         -          2000           n/a
 World
  Houston 21              -        436          -        1,656        436      1,656     2,092         -       2000/03           n/a
 World
  Houston Land            -      5,292          -          669      5,292        669     5,961         -    2000/03/05           n/a
 Freeport Land            -      4,130          -          110      4,130        110     4,240         -          2005           n/a
 Americas Ten II          -        708          -          561        708        561     1,269         -          2001           n/a
 Americas Ten III         -        656          -          518        656        518     1,174         -          2001           n/a
 Arion 14                 -        500          -        1,151        500      1,151     1,651         -          2005           n/a
 Arion 17                 -        728          -          600        728        600     1,328         -          2005           n/a
 Arion Land               -        865          -          135        865        135     1,000         -          2005           n/a
ARIZONA
 SanTan 10
  Phase Two               -      1,088          -        1,785      1,088      1,785     2,873         -          2004           n/a
 40th Street              -        703          -           68        703         68       771         -          2004           n/a
 Interstate
  Commons III             -        242          -          148        242        148       390         -          2000           n/a
 Airport II               -        300          -           26        300         26       326         -          2000           n/a
MISSISSIPPI
 Metro Airport II         -        307          -          399        307        399       706         -          2001           n/a
                   --------------------------------------------------------------------------------------
                          -     37,231          -       40,252     40,010     37,473    77,483        59
                   --------------------------------------------------------------------------------------

Real Estate Properties
  Held For Sale:
TEXAS
 World Houston
  Land (d)                -        765          -            8        773          -       773         -          2000           n/a
                   --------------------------------------------------------------------------------------
                          -        765          -            8        773          -       773         -
                   --------------------------------------------------------------------------------------
Total real estate
 owned (a)(b)      $346,961    189,992    684,937      146,912    193,737    828,104 1,021,841   206,427
                   ======================================================================================

(a) Changes in Real Estate Properties follow:

                                                                    Years Ended December 31,
                                                             -------------------------------------
                                                                 2005        2004        2003
                                                             -------------------------------------
                                                                        (In thousands)
     Balance at beginning of year..........................  $   887,506     842,577     791,671
     Purchase of real estate properties....................       71,103      19,867      18,639
     Development of real estate properties.................       58,192      19,196      22,238
     Improvements to real estate properties................       11,262      10,866      10,929
     Carrying amount of investments sold...................       (6,034)     (4,659)       (784)
     Write-off of improvements.............................         (188)       (341)       (116)
                                                             -------------------------------------
     Balance at end of year (1) ...........................  $ 1,021,841     887,506     842,577
                                                             =====================================

     (1) Includes 20% minority interest in University Business Center totaling $5,919,000 at December 31, 2005 and $5,874,000 at December 31, 2004.

Changes in the accumulated depreciation on real estate properties follow:

                                                                    Years Ended December 31,
                                                             -------------------------------------
                                                                 2005        2004        2003
                                                             -------------------------------------
                                                                        (In thousands)
     Balance at beginning of year..........................  $   175,062     146,934     118,977
     Depreciation expense..................................       32,693      29,249      28,128
     Accumulated depreciation on assets sold...............       (1,234)       (968)        (55)
     Other.................................................          (94)       (153)       (116)
                                                             -------------------------------------
     Balance at end of year ...............................  $   206,427     175,062     146,934
                                                             =====================================

(b) The estimated aggregate cost of real estate properties at December 31, 2005 for federal income tax purposes was approximately $957,924,000 before estimated accumulated tax depreciation of $148,662,000. The federal income tax return for the year ended December 31, 2005 has not been filed and, accordingly, this estimate is based on preliminary data.

(c) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d) The investment was not producing income to the Company as of December 31, 2005, 2004 and 2003.

(e)  EastGroup  has  a  $37,532,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry and Shaw.

(f) EastGroup has a $10,653,000 nonrecourse first mortgage loan with Prudential Life secured by East University I & II, Broadway VI, 55th Avenue and Ethan Allen.

(g) EastGroup has a $24,958,000 nonrecourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3-9.

(h)  EastGroup  has  a  $41,529,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Interstate I, II & III, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas.

(i) EastGroup has a $37,801,000 nonrecourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I and World Houston 12 & 13.

(j) EastGroup has a $43,245,000 nonrecourse first mortgage loan with Prudential Life secured by Broadway V, 35th Avenue, Sunbelt, Freeport, Lockwood, Northwest Point, Techway Southwest I and World Houston 10, 11 & 14.

(k) EastGroup has a $30,300,000 nonrecourse first mortgage loan with New York Life secured by World Houston 17, Kirby, Americas Ten I, Shady Trail, Palm River North I, II & III and Westlake I & II.

(l) EastGroup has a $39,000,000 nonrecourse first mortgage loan with Prudential Life secured by Chamberlain, Lake Pointe, Techway Southwest II and World Houston 19 & 20.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                EASTGROUP PROPERTIES, INC.


                                                By: /s/ DAVID H. HOSTER II
                                                   --------------------------
                                                   David  H.  Hoster  II,
                                                   Chief  Executive  Officer,
                                                   President & Director
                                                   March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*                                          *
--------------------------------------     -------------------------------------
D. Pike Aloian, Director                   H. C. Bailey, Jr., Director
March 6, 2006                              March 6, 2006

*                                          *
--------------------------------------     -------------------------------------
Hayden C. Eaves III, Director              Fredric H. Gould, Director
March 6, 2006                              March 6, 2006

*                                          *
--------------------------------------     -------------------------------------
Mary Elizabeth McCormick, Director         David M. Osnos, Director
March 6, 2006                              March 6, 2006

*                                           /s/ N. KEITH MCKEY
--------------------------------------     -------------------------------------
Leland R. Speed, Chairman of the Board     * By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)              March 9, 2006
March 6, 2006

/s/ BRUCE CORKERN
--------------------------------------------------
Bruce Corkern, Sr. Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)
March 9, 2006

/s/ N. KEITH MCKEY
--------------------------------------------------
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
March 9, 2006

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

          (10)  Material  Contracts   (*Indicates   management  or  compensatory
          agreement):

               (a) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
               (b) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the
                    Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
               (c) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
               (d) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
               (e) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005.)*
               (f) Form of Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31,
                    1996).*
               (g) Form of Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, C. Bruce Corkern and Brent W. Wood (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 2004).*
               (h) Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 2002).*
               (i) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed with the SEC on June 6, 2005).*
               (j) Annual Cash Bonus and Annual Long-Term Incentive Performance Goals (a written description thereof is set forth in Item
                    1.01 of the Company's Form 8-K filed with the SEC on June 6,
                    2005).*
               (k) Credit Agreement dated December 6, 2004 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch and SunTrust Bank as Co-Syndication Agents; AmSouth Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; PNC Capital Markets, Inc., as Sole Lead Arranger and Sole Bookrunner; and the Lenders (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 2004).

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