Form 10-Q
period 2006-03-31
EASTGROUP PROPERTIES INC
filed 2006-05-10
CIK 49600

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006              COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of May 8, 2006 was 22,188,793.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2006


PART I.        FINANCIAL INFORMATION                                                                Pages

Item 1.        Financial Statements

               Consolidated  balance  sheets,  March 31,  2006  (unaudited)  and
               December 31, 2005                                                                       3

               Consolidated  statements  of income  for the three  months  ended
               March 31, 2006 and 2005 (unaudited)                                                     4

               Consolidated statement of changes in stockholders' equity for the
               three months ended March 31, 2006 (unaudited)                                           5

               Consolidated  statements of cash flows for the three months ended
               March 31, 2006 and 2005 (unaudited)                                                     6

               Notes to consolidated financial statements (unaudited)                                  7

Item 2.        Management's  Discussion and Analysis of Financial Condition and
               Results of Operations                                                                  12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                             22

Item 4.        Controls and Procedures                                                                23

PART II.       OTHER INFORMATION

Item 1A.       Risk Factors                                                                           23

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                            23

Item 6.        Exhibits                                                                               23

SIGNATURES

Authorized signatures                                                                                 24

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    March 31, 2006      December 31, 2005
                                                                                   ---------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties........................................................   $       941,737                943,585
  Development...................................................................            76,740                 77,483
                                                                                   ---------------------------------------
                                                                                         1,018,477              1,021,068
    Less accumulated depreciation...............................................          (209,693)              (206,427)
                                                                                   ---------------------------------------
                                                                                           808,784                814,641
                                                                                   ---------------------------------------

  Real estate held for sale.....................................................               773                    773
  Unconsolidated investment.....................................................             2,562                  2,618
  Cash..........................................................................             1,267                  1,915
  Other assets..................................................................            46,145                 43,591
                                                                                   ---------------------------------------
    TOTAL ASSETS................................................................   $       859,531                863,538
                                                                                   =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable........................................................   $       344,569                346,961
  Notes payable to banks........................................................           121,375                116,764
  Accounts payable & accrued expenses...........................................            21,452                 22,941
  Other liabilities.............................................................            10,344                 10,306
                                                                                   ---------------------------------------
                                                                                           497,740                496,972
                                                                                   ---------------------------------------

                                                                                   ---------------------------------------
  Minority interest in joint venture............................................             1,725                  1,702
                                                                                   ---------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued............................................................                 -                      -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
    stated liquidation preference of $33,000....................................            32,326                 32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    22,170,794 shares issued and outstanding at March 31, 2006 and
    22,030,682 at December 31, 2005.............................................                 2                      2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued............................................................                 -                      -
  Additional paid-in capital on common shares...................................           391,109                390,155
  Distributions in excess of earnings...........................................           (63,823)               (57,930)
  Accumulated other comprehensive income........................................               452                    311
                                                                                   ---------------------------------------
                                                                                           360,066                364,864
                                                                                   ---------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................   $       859,531                863,538
                                                                                   =======================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                   2006             2005
                                                                                ---------------------------
REVENUES
  Income from real estate operations.........................................   $   32,737          29,532
  Equity in earnings of unconsolidated investment............................           74             162
  Other income...............................................................           19              70
                                                                                ---------------------------
                                                                                    32,830          29,764
                                                                                ---------------------------
EXPENSES
  Expenses from real estate operations.......................................        9,058           8,241
  Depreciation and amortization..............................................       10,482           8,868
  General and administrative.................................................        1,808           1,898
  Minority interest in joint venture.........................................          137             129
                                                                                ---------------------------
                                                                                    21,485          19,136
                                                                                ---------------------------

OPERATING INCOME.............................................................       11,345          10,628

OTHER INCOME (EXPENSE)
  Interest income............................................................           22             124
  Interest expense...........................................................       (6,335)         (5,937)
                                                                                ---------------------------
INCOME FROM CONTINUING OPERATIONS ...........................................        5,032           4,815
                                                                                ---------------------------

DISCONTINUED OPERATIONS

  Income from real estate operations.........................................           61             344
  Gain on sale of real estate investments....................................        1,068             377
                                                                                ---------------------------
INCOME FROM DISCONTINUED OPERATIONS .........................................        1,129             721
                                                                                ---------------------------


NET INCOME...................................................................        6,161           5,536

  Preferred dividends-Series D...............................................          656             656
                                                                                ---------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..................................   $    5,505           4,880
                                                                                ===========================

BASIC PER COMMON SHARE DATA
  Income from continuing operations..........................................   $      .20             .20
  Income from discontinued operations........................................          .05             .03
                                                                                ---------------------------
  Net income available to common stockholders................................   $      .25             .23
                                                                                ===========================

  Weighted average shares outstanding........................................       21,881          20,891
                                                                                ===========================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations..........................................   $      .20             .20
  Income from discontinued operations........................................          .05             .03
                                                                                ---------------------------
  Net income available to common stockholders................................   $      .25             .23
                                                                                ===========================

  Weighted average shares outstanding........................................       22,208          21,196
                                                                                ===========================

Dividends declared per common share..........................................   $     .490            .485
                                                                                ===========================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                             Accumulated
                                                                               Additional  Distributions        Other
                                                          Preferred   Common    Paid-In      In Excess      Comprehensive
                                                            Stock     Stock     Capital     Of Earnings        Income        Total
                                                          --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005............................... $ 32,326         2    390,155        (57,930)             311     364,864
  Comprehensive income
    Net income...........................................        -         -          -          6,161                -       6,161
    Net unrealized change in cash flow hedge.............        -         -          -              -              141         141
                                                                                                                           ---------
      Total comprehensive income.........................                                                                     6,302
                                                                                                                           ---------
  Common dividends declared, $.49 per share..............        -         -          -        (11,398)               -     (11,398)
  Preferred stock dividends declared, $.4969 per share...        -         -          -           (656)               -        (656)
  Stock-based compensation, net of forfeitures...........        -         -        903              -                -         903
  Issuance of 1,659 shares of common stock,
    dividend reinvestment plan...........................        -         -         78              -                -          78
  Other..................................................        -         -        (27)             -                -         (27)
                                                          --------------------------------------------------------------------------
BALANCE, MARCH 31, 2006.................................. $ 32,326         2    391,109        (63,823)             452     360,066
                                                          ==========================================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               -------------------------
                                                                                                 2006             2005
                                                                                               -------------------------
OPERATING ACTIVITIES
  Net income...........................................................................        $   6,161          5,536
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations...........................           10,482          8,868
    Depreciation and amortization from discontinued operations.........................              125            203
    Minority interest depreciation and amortization....................................              (37)           (35)
    Amortization of mortgage loan premiums.............................................             (110)           (61)
    Gain on sale of real estate investments from discontinued operations...............           (1,068)          (377)
    Stock-based compensation expense...................................................              598            448
    Equity in earnings of unconsolidated investment net of distributions...............               56            (12)
    Changes in operating assets and liabilities:
      Accrued income and other assets..................................................           (2,712)        (1,389)
      Accounts payable, accrued expenses and prepaid rent..............................           (3,727)          (853)
                                                                                               -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................            9,768         12,328
                                                                                               -------------------------

INVESTING ACTIVITIES
  Purchases of real estate.............................................................                -        (20,964)
  Real estate development..............................................................          (14,027)       (17,122)
  Real estate improvements.............................................................           (3,125)        (1,692)
  Proceeds from sale of real estate investments........................................           15,574          2,085
  Changes in other assets and other liabilities........................................              479          1,300
                                                                                               -------------------------
NET CASH USED IN INVESTING ACTIVITIES..................................................           (1,099)       (36,393)
                                                                                               -------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings........................................................           40,625         43,813
  Repayments on bank borrowings........................................................          (36,014)       (34,698)
  Principal payments on mortgage notes payable.........................................           (2,235)        (4,328)
  Debt issuance costs..................................................................              (72)           (42)
  Distributions paid to stockholders...................................................          (11,500)       (10,802)
  Proceeds from common stock offering..................................................                -         29,439
  Proceeds from exercise of stock options..............................................              411            580
  Proceeds from dividend reinvestment plan.............................................               78             94
  Other................................................................................             (610)          (227)
                                                                                               -------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................           (9,317)        23,829
                                                                                               -------------------------

DECREASE IN CASH AND CASH EQUIVALENTS..................................................             (648)          (236)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................            1,915          1,208
                                                                                               -------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................        $   1,267            972
                                                                                               =========================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $919 and $501
    for 2006 and 2005, respectively....................................................        $   6,317          5,743
  Fair value of debt assumed by the Company in the purchase of real estate.............                -         26,057
  Common stock awards issued to employees and directors, net of forfeitures............            3,134            865

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the 2005 annual report on Form 10-K and the notes thereto.

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

(3) RECLASSIFICATIONS

     Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation.

(4) REAL ESTATE PROPERTIES

     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. Geographically, the Company's investments are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, California and Arizona. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $8,803,000 and $7,764,000 for the three months ended March 31, 2006 and 2005, respectively. The Company's real estate properties at March 31, 2006 and December 31, 2005 were as follows:

                                                                  March 31, 2006     December 31, 2005
                                                                 --------------------------------------
                                                                             (In thousands)
        Real estate properties:
          Land................................................     $     152,476               152,954
          Buildings and building improvements.................           653,901               656,897
          Tenant and other improvements.......................           135,360               133,734
        Development...........................................            76,740                77,483
                                                                 --------------------------------------
                                                                       1,018,477             1,021,068
          Less accumulated depreciation.......................          (209,693)             (206,427)
                                                                 --------------------------------------
                                                                   $     808,784               814,641
                                                                 ======================================

(5) REAL ESTATE HELD FOR SALE

     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under Statement of Financial Accounting Standards (SFAS) No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, the mortgage of which was required to be paid in full upon the sale of the property in 2005. Accordingly, Discontinued Operations includes interest expense of $33,000 for the three months ended March
31, 2005. At December 31, 2005 and March 31, 2006, the Company was offering for sale 6.4 acres of land in Houston with a carrying amount of $773,000; no loss is anticipated on the sale of this land.

(6) BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $740,000 and $435,000 for the three months ended March 31, 2006 and 2005, respectively. Amortization of above and below market leases was immaterial for both periods presented.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at March 31, 2006 and December 31, 2005.

(7) OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                          March 31, 2006     December 31, 2005
                                                                                         --------------------------------------
                                                                                                     (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization......       $       13,858                13,630
     Straight-line rent receivable, net of allowance for doubtful accounts.........               12,979                12,773
     Accounts receivable, net of allowance for doubtful accounts...................                2,490                 2,930
     Acquired in-place lease intangibles, net of accumulated amortization
         of $4,036 and $3,580 for 2006 and 2005, respectively .....................                5,322                 6,062
     Goodwill......................................................................                  990                   990
     Prepaid expenses and other assets.............................................               10,506                 7,206
                                                                                         --------------------------------------
                                                                                          $       46,145                43,591
                                                                                         ======================================

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                 March 31, 2006     December 31, 2005
                                                                                --------------------------------------
                                                                                            (In thousands)
        Property taxes payable.........................................          $       4,953                 8,224
        Development costs payable......................................                  5,049                 2,777
        Dividends payable..............................................                  2,917                 2,363
        Other payables and accrued expenses............................                  8,533                 9,577
                                                                                --------------------------------------
                                                                                 $      21,452                22,941
                                                                                ======================================

(9) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income for the three months ended March 31, 2006 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three months ended March 31, 2006 and 2005 are summarized below.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                   2006          2005
                                                                                ------------------------
                                                                                    (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME:
        Balance at beginning of year...................................         $    311           14
            Change in fair value of interest rate swap.................              141          244
                                                                                ------------------------
        Balance at end of period.......................................         $    452          258
                                                                                ========================

(10) EARNINGS PER SHARE

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

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  2006            2005
                                                                                ------------------------
                                                                                     (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders........         $   5,505         4,880
          Denominator-weighted average shares outstanding..............            21,881        20,891
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders........         $   5,505         4,880
          Denominator:
            Weighted average shares outstanding........................            21,881        20,891
            Common stock options.......................................               170           166
            Nonvested restricted stock.................................               157           139
                                                                                ------------------------
               Total Shares............................................            22,208        21,196
                                                                                ========================

(11) STOCK-BASED COMPENSATION

     The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. The new rule required that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured based on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS 123R had an immaterial impact on its overall financial position and results of operations. Prior to the adoption of SFAS 123R, the Company had, effective January 1, 2002, adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002.

Management Incentive Plan
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,747,674 at March 31, 2006. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation expense was $584,000 and $448,000 for the three months ended March 31, 2006 and 2005, respectively, of which $152,000 and $93,000 were capitalized as part of the Company's development costs.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends as well as potential stock appreciation. Vesting occurs from three to ten years from the date of the grant for nonperformance based grants. Restricted stock is granted to executives upon the satisfaction of annual and multi-year performance goals with vesting in the three years following the performance period. The Company recognizes compensation expense on a straight-line basis over the service period based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest. As of March 31, 2006, there was $4,597,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.74 years. Following is a summary of the total shares that will vest by year for the remainder of the vesting periods as of March 31, 2006.

Remaining Shares Vesting Schedule              Number of Shares
---------------------------------------------------------------
Remainder of 2006.........................             63,539
2007......................................             89,266
2008......................................             74,310
2009......................................             34,870
                                               ----------------
Total Nonvested Shares....................            261,985
                                               ================

     Following is a summary of the total restricted shares granted, issued, forfeited and delivered to employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2006. Of the shares that vested in the first quarter of 2006, 571 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. The fair value of shares that were granted during the three months ended March 31, 2006 and 2005 was $494,000 and zero, respectively. As of the vesting date, the fair value of shares that vested during the three months ended March 31, 2006 and 2005 totaled $1,472,000 and $829,000, respectively.

Restricted Stock Activity:                    Three Months Ended
                                                March 31, 2006
                                        ------------------------------
                                                         Weighted
                                                       Average Grant
                                          Shares      Date Fair Value
                                        ------------------------------
Nonvested at beginning of period....      177,444        $    23.01
Issued(1)...........................      107,823             37.25
Granted.............................       10,511             47.01
Forfeited...........................       (1,480)            22.04
Vested..............................      (32,313)            34.91
                                        -----------
Nonvested at end of period..........      261,985             28.50
                                        ===========

(1) Issued shares are shares granted in prior years that were awarded during the period upon satisfaction of performance conditions.

Employee Stock Options
     The Company has not granted stocked options to employees since 2002. As employee stock options vest equally over a two-year period, all options are now vested. The intrinsic value realized by employees from the exercise of options during the three months ended March 31, 2006 and 2005 was $556,000 and $122,000, respectively. Following is a summary of the total employee stock options granted, exercised and expired with related weighted average exercise share prices for the three months ended March 31, 2006.

Stock Option Activity:                        Three Months Ended
                                                March 31, 2006
                                        ------------------------------
                                                     Weighted Average
                                          Shares      Exercise Price
                                        ------------------------------
Outstanding at beginning of period...     251,075       $    19.80
Granted..............................           -                -
Forfeited............................           -                -
Exercised............................     (19,920)           18.97
Expired..............................           -                -
                                        -----------
Outstanding at end of period.........     231,155            19.87
                                        ===========

Exercisable at end of period.........     231,155            19.87

Employee outstanding stock options at March 31, 2006, all exercisable:
--------------------------------------------------------------------------------------------------------
                                      Weighted Average Remaining        Weighted Average      Intrinsic
Exercise Price Range       Number          Contractual Life              Exercise Price         Value
--------------------------------------------------------------------------------------------------------
   $  14.58-25.75          231,155            2.00 years                    $ 19.87          $6,288,000

Directors Equity Incentive Plan
     The Company has a director equity incentive plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the Company. In 2005, 1,200 common shares of stock were issued to directors. In addition, 481 shares of restricted stock at $41.57 were granted, none of which were vested as of March 31, 2006. The restricted stock vests 25% per year for four years. As of March 31, 2006, there was $16,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 3.25 years. There were 48,319 shares available for grant under the 2005 Plan at March 31, 2006. Stock-based compensation expense for directors totaled $14,000 and zero for the three months ended March 31, 2006 and 2005, respectively. No stock options were granted to directors during 2005 or in the three months ended March 31, 2006. The intrinsic value realized by directors from the exercise of options during the three months ended March 31, 2006 and 2005 was $70,000 and $331,000, respectively.

Stock Option Activity:                        Three Months Ended
                                                March 31, 2006
                                        ------------------------------
                                                     Weighted Average
                                          Shares      Exercise Price
                                        ------------------------------
Outstanding at beginning of period...      53,750       $    22.58
Granted..............................           -                -
Exercised............................      (2,250)           14.58
Expired..............................           -                -
                                        -----------
Outstanding at end of period.........      51,500            22.93
                                        ===========

Exercisable at end of period.........      51,500            22.93

Director outstanding stock options at March 31, 2006, all exercisable:
--------------------------------------------------------------------------------------------------------
                                      Weighted Average Remaining        Weighted Average      Intrinsic
Exercise Price Range       Number          Contractual Life              Exercise Price         Value
--------------------------------------------------------------------------------------------------------
   $ 19.375-26.60          51,500             4.87 years                    $ 22.93          $1,244,000

(12) SUBSEQUENT EVENTS

     Subsequent to March 31, 2006, the Company entered into a contract to purchase 18 acres of land for development in Phoenix for a price of $5,005,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. During the quarter ended March 31, 2006, leases on 1,212,000 square feet (5.7%) of EastGroup's total square footage of 21,415,000 expired, and the Company was successful in renewing or re-leasing 81% of that total. In addition, EastGroup leased 366,000 square feet of other vacant space during the quarter. During the quarter, average rental rates on new and renewal leases increased by 8.9%.
     EastGroup's total leased percentage was 94.4% at March 31, 2006, a decrease from 95.3% at December 31, 2005 mainly due to expiring seasonal leases. Leases scheduled to expire for the remainder of 2006 were 9.8% of the portfolio on a square foot basis at March 31, 2006. Since the end of the first quarter in 2006, the Company has experienced positive leasing activity and reduced this percentage to 8.4% as of May 8, 2006. Property net operating income from same properties increased 3.8% for the quarter ended March 31, 2006 as compared to the same period in 2005. The first quarter of 2006 was EastGroup's eleventh consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. There were no acquisitions during the first quarter of 2006; however, the Company has projected approximately $25 million in income producing acquisitions in 2006.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During the first quarter of 2006, the Company transferred three properties (207,000 square feet) with aggregate costs of $14.1 million at the date of transfer from development to real estate properties. These properties are all 100% leased. The Company expects to transfer an additional property to the portfolio during the second quarter (also 100% leased) and several more properties later in the year. The Company anticipates approximately $80 million in new development starts during 2006.
     The Company sold three properties in Memphis (a noncore market) and several parcels of land during the first quarter of 2006 for net proceeds of $15.7 million, generating combined gains of $1.1 million. These dispositions represented an opportunity to recycle capital into acquisitions and development with greater upside potential. The Company anticipates approximately $21 million of additional dispositions during the remainder of 2006.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     In March 2006, the Company signed an application on a $38 million, nonrecourse first mortgage loan secured by two properties. The loan is expected to close in August 2006 and will have a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note will be used to repay the maturing mortgages on these properties of approximately $15 million and to reduce variable rate bank borrowings. The Company plans to obtain approximately $60-70 million of fixed rate debt during 2006, using the proceeds of the borrowings to reduce variable rate bank line balances.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through May 2006. EastGroup is obligated under a recourse mortgage loan on the property for $10,195,000 as of March 31, 2006. Property net operating income for 2005 was $1,374,000 for the property occupied by Tower. Rental income due for 2006 is $1,389,000 with estimated property net operating income for 2006 of $1,366,000. Property net operating income for the first three months of 2006 was $343,000.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three months ended March 31, 2006 and 2005 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                       Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                          2006               2005
                                                                                -------------------------------------------
                                                                                   (In thousands, except per share data)
Income from real estate operations............................................      $     32,737              29,532
Expenses from real estate operations..........................................            (9,058)             (8,241)
                                                                                -------------------------------------------
PROPERTY NET OPERATING INCOME.................................................            23,679              21,291

Equity in earnings of unconsolidated investment (before depreciation).........               107                 199
Income from discontinued operations (before depreciation and amortization)....               186                 580
Interest income...............................................................                22                 124
Other income..................................................................                19                  70
Interest expense..............................................................            (6,335)             (5,970)
General and administrative expense............................................            (1,808)             (1,898)
Minority interest in earnings (before depreciation and amortization)..........              (174)               (164)
Gain on sale of nondepreciable real estate investments........................               649                   -
Dividends on Series D preferred shares........................................              (656)               (656)
                                                                                -------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................            15,689              13,576
Depreciation and amortization from continuing operations......................           (10,482)             (8,868)
Depreciation and amortization from discontinued operations....................              (125)               (203)
Depreciation from unconsolidated investment...................................               (33)                (37)
Minority interest depreciation and amortization...............................                37                  35
Gain on sale of depreciable real estate investments...........................               419                 377
                                                                                -------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................             5,505               4,880
Dividends on preferred shares.................................................               656                 656
                                                                                -------------------------------------------

NET INCOME....................................................................      $      6,161               5,536
                                                                                ===========================================

Net income available to common stockholders per diluted share.................      $        .25                 .23
Funds from operations available to common stockholders per diluted share......               .71                 .64

Diluted shares for earnings per share and funds from operations...............            22,208              21,196
                                                                                ===========================================

The Company analyzes the following performance trends in evaluating the progress of the Company:

     o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the first quarter of 2006 was $.71 per share compared with $.64 per share for the same period of 2005, an increase of 10.9%. The increase in FFO was mainly due to a PNOI increase of $2,388,000, or 11.2%, and gains of $649,000 from sales of land. The increase in PNOI was primarily attributable to $1,005,000 from 2005 acquisitions, $584,000 from newly developed properties and $784,000 from same property growth. The first quarter of 2006 was the seventh consecutive quarter of increased FFO as compared to the previous year's quarter.

     o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.8% for the quarter ended March 31, 2006. The first quarter of 2006 was the eleventh consecutive quarter of positive results.

     o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at March 31, 2006 was 93.8%; occupancy has ranged from 91.0% to 94.3% for twelve consecutive quarters.

     o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases averaged 8.9% for the first quarter of 2006.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2005 taxable income to its stockholders and expects to distribute all of its taxable income in 2006. Accordingly, no provision for income taxes was necessary in 2005, nor is it expected to be necessary for 2006.

FINANCIAL CONDITION

     EastGroup's assets were $859,531,000 at March 31, 2006, a decrease of $4,007,000 from December 31, 2005. Liabilities increased $768,000 to
$497,740,000  and  stockholders'  equity  decreased  $4,798,000 to  $360,066,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties decreased $1,848,000 during the three months ended March 31, 2006 primarily due to the transfer of three properties with total costs of $19,613,000 to real estate held for sale, which were subsequently sold during the quarter. This decrease was offset by the transfer of three properties from development with total costs of $14,091,000, as detailed below.

        Real Estate Properties Transferred from                                                 Date            Cost at
                  Development in 2006                    Location             Size          Transferred         Transfer
        -------------------------------------------------------------------------------------------------------------------
                                                                          (Square feet)                      (In thousands)
        Southridge V...........................     Orlando, FL               70,000          01-01-06        $     4,672
        Executive Airport CC II................     Fort Lauderdale, FL       55,000          02-01-06              4,522
        Palm River South II....................     Tampa, FL                 82,000          03-31-06              4,897
                                                                          -------------                      --------------
              Total Developments Transferred...                              207,000                          $    14,091
                                                                          =============                      ==============

     The Company made capital improvements of $3,123,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $679,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs during the 12-month period following transfer.

Development
     The investment in development at March 31, 2006 was $76,740,000 compared to $77,483,000 at December 31, 2005. Total incremental capital investment for development for the three months ended March 31, 2006 was $14,027,000. In addition to the costs of $13,348,000 incurred for the three months ended March 31, 2006 as detailed in the development activity table, the Company incurred costs of $679,000 on developments during the 12-month period following transfer to real estate properties.
     The Company transferred three developments (all 100% leased at the date of transfer) to real estate properties during the first quarter of 2006 with a total investment of $14,091,000 as of the date of transfer.

                                                                                      Costs Incurred
                                                                    -------------------------------------------------
                                                                        Costs            For the          Cumulative       Estimated
                                                                     Transferred       Three Months         as of            Total
DEVELOPMENT                                               Size        in 2006(1)      Ended 03/31/06       03/31/06         Costs(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Square feet)                          (In thousands)
LEASE-UP

  Southridge I, Orlando, FL........................        41,000      $       -               643           3,574            3,900
  Sunport Center VI, Orlando, FL...................        63,000              -                88           3,422            3,800
  Techway SW III, Houston, TX......................       100,000              -                88           4,484            5,700
  World Houston 15, Houston, TX....................        63,000              -               974           3,401            5,800
  World Houston 21, Houston, TX....................        68,000              -               699           2,791            3,800
  Southridge IV, Orlando, FL.......................        70,000              -               478           3,908            4,700
  Santan 10 II, Chandler, AZ.......................        85,000              -             1,832           4,705            4,900
  Arion 14, San Antonio, TX........................        66,000              -             1,192           2,843            3,700
                                                      ------------------------------------------------------------------------------
Total Lease-up.....................................       556,000              -             5,994          29,128           36,300
                                                      ------------------------------------------------------------------------------

UNDER CONSTRUCTION
  Arion 17, San Antonio, TX........................        40,000              -               806           2,134            3,500
  Oak Creek III,  Tampa, FL........................        61,000              -             1,554           2,496            3,700
  Southridge II, Orlando, FL.......................        41,000              -               769           2,225            4,700
  Castilian Research Center, Santa Barbara, CA.....        35,000              -               177           4,368            5,800
  Oak Creek V,  Tampa, FL..........................       100,000          1,389                 -           1,389            6,400
  Southridge VI, Orlando, FL.......................        81,000          2,580                 -           2,580            5,700
                                                      ------------------------------------------------------------------------------
Total Under Construction...........................       358,000          3,969             3,306          15,192           29,800
                                                      ------------------------------------------------------------------------------

                                                                                      Costs Incurred
                                                                    -------------------------------------------------
                                                                        Costs            For the          Cumulative       Estimated
                                                                     Transferred       Three Months         as of            Total
DEVELOPMENT                                               Size        in 2006(1)      Ended 03/31/06       03/31/06         Costs(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Square feet)                          (In thousands)
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ......................................       129,000              -                64           1,225            6,500
  Tucson, AZ.......................................        70,000              -                 -             326            3,500
  Tampa, FL........................................       364,000         (1,389)              626           4,108           18,900
  Orlando, FL......................................       733,000         (2,580)            1,823           7,828           53,400
  West Palm Beach, FL..............................        20,000              -                33             587            2,300
  Fort Myers, FL...................................       126,000              -                74           2,155            8,800
  El Paso, TX......................................       251,000              -                 -           2,444            9,600
  Houston, TX......................................     1,342,000              -               384          11,898           71,400
  San Antonio, TX..................................        65,000              -               144           1,144            5,200
  Jackson, MS......................................        28,000              -                 -             705            2,000
                                                      ------------------------------------------------------------------------------
Total Prospective Development......................     3,128,000         (3,969)            3,148          32,420          181,600
                                                      ------------------------------------------------------------------------------
                                                        4,042,000      $       -            12,448          76,740          247,700
                                                      ==============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING THE
THREE MONTHS ENDED MARCH 31, 2006
  Southridge V, Orlando, FL........................        70,000      $       -                 -           4,672
  Executive Airport CC II, Fort Lauderdale, FL.....        55,000              -                38           4,522
  Palm River South II, Tampa, FL...................        82,000              -               862           4,897
                                                      -------------------------------------------------------------
Total Transferred to Real Estate Properties........       207,000      $       -               900          14,091  (3)
                                                      =============================================================

(1) Represents costs transferred from Prospective Development (principally land) to Under Construction during the year.
(2) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(3) Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $3,266,000 primarily due to depreciation expense of $8,803,000 on real estate properties, offset by accumulated depreciation of $5,494,000 on three properties transferred to real estate held for sale in 2006 as discussed below.
     Real estate held for sale, consisting of two parcels of land in Houston, Texas, was $773,000 at March 31, 2006 and December 31, 2005. Three Memphis properties, Senator 1, Senator 2 and Southeast Crossing, were transferred to real estate held for sale in the first quarter of 2006 and were subsequently sold during the same period. The sale of these properties continues to reflect the Company's plan of reducing ownership in Memphis, a noncore market, as market conditions permit. See Results of Operations for a summary of the gains on the sale of these properties.
     A summary of the changes in Other Assets is presented in Note 7 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable decreased $2,392,000 during the three months ended March 31, 2006, primarily due to regularly scheduled principal payments of $2,235,000 and mortgage loan premium amortization of $110,000.
     Notes payable to banks increased $4,611,000 as a result of advances of $40,625,000 exceeding repayments of $36,014,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $5,893,000 as a result of dividends on common and preferred stock of $12,054,000 exceeding net income for financial reporting purposes of $6,161,000.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.)

     Net income available to common stockholders for the three months ended March 31, 2006 was $5,505,000 ($.25 per basic and diluted share) compared to $4,880,000 ($.23 per basic and diluted share) for the same period in 2005. Diluted EPS for the first quarter of 2006 included a $.05 per share gain on the sale of real estate properties compared to $.02 per share for gains in 2005.
     PNOI increased by $2,388,000, or 11.2%, due to increased average occupancy and new acquisitions and developments. The Company's percentage leased and occupied were 94.4% and 93.8%, respectively, at March 31, 2006 compared to 92.9% and 91.2% at March 31, 2005.
     The increase in PNOI was primarily attributable to $1,005,000 from 2005 acquisitions, $584,000 from newly developed properties and $784,000 from same property growth. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     The following table presents the components of interest expense for the three months ended March 31, 2006 and 2005:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------    Increase
                                                                                     2006          2005        (Decrease)
                                                                                ------------------------------------------
                                                                                 (In thousands, except rates of interest)
     Average bank borrowings.......................................               $  118,822       104,342        14,480
     Weighted average variable interest rates......................                    5.61%         3.88%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization).....                    1,643           998           645
     Amortization of bank loan costs...............................                       89            89             -
                                                                                ------------------------------------------
     Total variable rate interest expense..........................                    1,732         1,087           645
                                                                                ------------------------------------------

     FIXED RATE INTEREST EXPENSE (1)
     Fixed rate interest (excluding loan cost amortization)........                    5,412         5,240           172
     Amortization of mortgage loan costs...........................                      110           111            (1)
                                                                                ------------------------------------------
     Total fixed rate interest expense.............................                    5,522         5,351           171
                                                                                ------------------------------------------

     Total interest................................................                    7,254         6,438           816
     Less capitalized interest.....................................                     (919)         (501)         (418)
                                                                                ------------------------------------------

     TOTAL INTEREST EXPENSE........................................               $    6,335         5,937           398
                                                                                ==========================================

(1) Does not include interest expense of $33,000 for Lamar II which was sold in 2005 and the operations of which are included in discontinued operations for the three months ended March 31, 2005. The mortgage for this property was required to be repaid in full upon the sale of the property.

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. Higher bank borrowings were attributable to increased acquisition and development activity during 2005 and 2006. The Company's weighted average variable interest rates for the first quarter of 2006 were significantly higher than in the same period of 2005.
     Mortgage interest expense for the three months ended March 31, 2006 showed a small increase from the same period of 2005. Increases are primarily due to the new mortgages and assumed mortgages on acquired properties in 2005 detailed in the table below. The Company recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair market value. These premiums are being amortized over the lives of the assumed mortgages and reduce the contractual interest expense on these loans. The interest rates shown below for the assumed mortgages represent the fair market rates at the dates of assumption.

     NEW AND ASSUMED MORTGAGES IN 2005                                 INTEREST RATE           DATE             AMOUNT
     ---------------------------------------------------------------------------------------------------------------------
     Arion Business Park (assumed)................................         4.450%            01/21/05       $  20,500,000
     Interstate Distribution Center - Jacksonville (assumed)......         5.640%            03/31/05           4,642,000
     Chamberlain, Lake Pointe, Techway Southwest II and
        World Houston 19 & 20.....................................         4.980%            11/30/05          39,000,000
     Oak Creek Distribution Center IV (assumed)...................         5.680%            12/07/05           4,076,000
                                                                       -------------                       ---------------
       Weighted Average/Total Amount..............................         4.910%                           $  68,218,000
                                                                       =============                       ===============

     These increases were offset by repayments of regularly scheduled principal payments and the repayment of five mortgages totaling $18,435,000 during 2005 as shown in the table below.

     MORTGAGE LOANS REPAID IN 2005                           INTEREST RATE      DATE REPAID       PAYOFF AMOUNT
     -----------------------------------------------------------------------------------------------------------
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
                                                             =============                       ===============

     Depreciation and amortization for continuing operations increased $1,614,000 for the three months ended March 31, 2006 compared to the same period in 2005. This increase was primarily due to properties acquired in 2005 and properties transferred from development during 2005 and 2006.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $361,000 in the first quarter of 2006 compared to $484,000 in the same period in 2005.

Capital Expenditures

     Capital expenditures for the three months ended March 31, 2006 and 2005 were as follows:

                                                                          Three Months Ended March 31,
                                                            Estimated    ------------------------------
                                                           Useful Life        2006              2005
                                                          ---------------------------------------------
                                                                                  (In thousands)
        Upgrade on Acquisitions....................          40 yrs      $      63                17
        Tenant Improvements:
           New Tenants.............................        Lease Life        2,019               843
           New Tenants (first generation) (1)......        Lease Life          152               248
           Renewal Tenants.........................        Lease Life          149               135
        Other:
           Building Improvements...................         5-40 yrs           515               255
           Roofs...................................         5-15 yrs           134                14
           Parking Lots............................          3-5 yrs            63               154
           Other...................................           5 yrs             30                26
                                                                         ------------------------------
              Total capital expenditures...........                      $   3,125             1,692
                                                                         ==============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months ended March 31, 2006 and 2005 were as follows:

                                                                          Three Months Ended March 31,
                                                            Estimated    ------------------------------
                                                           Useful Life        2006              2005
                                                          ---------------------------------------------
                                                                                  (In thousands)
        Development................................        Lease Life    $     234               352
        New Tenants................................        Lease Life          692               342
        New Tenants (first generation) (1).........        Lease Life           40                49
        Renewal Tenants............................        Lease Life          495               365
                                                                         ------------------------------
              Total capitalized leasing costs......                      $   1,461             1,108
                                                                         ==============================

        Amortization of leasing costs (2)..........                      $   1,064               872
                                                                         ==============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following tables present the components of revenue and expense for the properties sold during the three months ended March 31, 2006 and 2005.

                                                                      Three Months Ended March 31,
                                                                     ------------------------------
        Discontinued Operations                                           2006            2005
        -------------------------------------------------------------------------------------------
                                                                             (In thousands)
        Income from real estate operations......................     $      374            812
        Operating expenses from real estate operations..........           (188)          (232)
        Interest expense........................................              -            (33)
        Depreciation and amortization...........................           (125)          (203)
                                                                     ------------------------------

        Income from real estate operations......................             61            344
            Gain on sale of real estate investments.............          1,068            377
                                                                     ------------------------------

        Income from discontinued operations.....................     $    1,129            721
                                                                     ==============================

     A summary of gains on sale of real estate investments for the three months ended March 31, 2006 and 2005 follows:

                                                                            Date           Net                 Deferred   Recognized
     Real Estate Properties               Location            Size          Sold       Sales Price     Basis     Gain        Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)
2006
Madisonville land...................   Madisonville, KY    1.2 Acres      01/05/06     $     804          27       181         596
Senator 1 & 2/Southeast Crossing....     Memphis, TN       534,000 SF     03/09/06        14,870      14,466         -         404
Dallas land.........................     Dallas, TX        0.1 Acre       03/16/06            66          13         -          53
Deferred gain recognized from
  previous sale.....................                                                                                            15
                                                                                       ---------------------------------------------
                                                                                       $  15,740      14,506       181       1,068
                                                                                       =============================================
2005
Delp Distribution Center II.........     Memphis, TN       102,000 SF     02/23/05     $   2,085       1,708         -         377
                                                                                       =============================================

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. The new rule required that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured based on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS 123R had an immaterial impact on its overall financial position and results of operations. See Note 11 in the Notes to the Consolidated Financial Statements for more information related to the Company's accounting for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9,768,000 for the three months ended March 31, 2006. The primary other sources of cash were from bank borrowings and the sale of real estate properties. The Company distributed $10,844,000 in common and $656,000 in preferred stock dividends during the three months ended March 31, 2006. Other primary uses of cash were for bank debt repayments, construction and development of properties, capital improvements at various properties and mortgage note payments.
     Total debt at March 31, 2006 and December 31, 2005 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at March 31, 2006 and December 31, 2005.

                                                           March 31, 2006    December 31, 2005
                                                          -------------------------------------
                                                                     (In thousands)
        Mortgage notes payable - fixed rate.........       $   344,569               346,961
        Bank notes payable - floating rate..........           121,375               116,764
                                                          -------------------------------------
           Total debt...............................       $   465,944               463,725
                                                          =====================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's interest rate under this facility is LIBOR plus 95 basis points; except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At March 31, 2006, the weighted average interest rate was 5.59% on a balance of $109,700,000. The interest rate on each tranche is currently reset on a monthly basis. At May 8, 2006, the balance on this line was comprised of a $76 million tranche at 5.98% and $43.7 million in competitive bid loans at a weighted average rate of 5.51%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in November 2006. This credit facility is customarily used for working cash needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 110 basis points. At March 31, 2006, the interest rate was 5.93% on $11,675,000.
     In January 2006, EastGroup sold its land investment in Madisonville, Kentucky for $825,000, generating a gain of $777,000, of which $596,000 was recognized in the first quarter and $181,000 will be deferred to future periods. In March 2006, EastGroup sold three of its Memphis properties containing a total of 534,000 square feet for a price of $15,175,000, which generated a gain of $404,000. The assets sold were Senator I, Senator II and Southeast Crossing. The proceeds from these sales were used to reduce variable rate bank borrowings.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On March 9, 2006, the Company signed an application on a $38 million, nonrecourse first mortgage loan secured by two properties. The loan is expected to close in August 2006 and will have a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note will be used to repay the maturing mortgages on these properties of approximately $15 million and to reduce variable rate bank borrowings.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2005 did not materially change during the three months ended March 31, 2006.

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

INFLATION

     In the past several years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to five year terms, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.
     Interest rates are rising, thereby increasing the costs the Company pays on bank borrowings and potential new mortgages. Development costs, including the costs of construction and construction materials, are increasing. The Company has been able to increase rental rates in all of its development markets to achieve acceptable yields on investments.

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

                                        Apr-Dec
                                         2006       2007       2008      2009      2010      Thereafter     Total      Fair Value
                                       --------------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...   $ 42,693    23,398      9,609    39,596     7,904       221,369     344,569       346,571(2)
Weighted average interest rate......      6.05%     7.36%      6.40%     6.69%     6.11%         6.18%       6.31%
Variable rate debt (in thousands)...   $ 11,675         -    109,700         -         -             -     121,375       121,375
Weighted average interest rate......      5.93%         -      5.59%         -         -             -       5.63%

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

     As the table above incorporates only those exposures that existed as of March 31, 2006, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 56 basis points, interest expense and cash flows would increase or decrease by approximately $683,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,195,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                          Current Notional                                                            Fair Value        Fair Value
        Type of Hedge          Amount           Maturity Date     Reference Rate     Fixed Rate       at 03/31/06       at 12/31/05
        ---------------------------------------------------------------------------------------------------------------------------
                           (In thousands)                                                                     (In thousands)
            Swap              $10,195               12/31/10        1 month LIBOR        4.03%            $452              $311

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

ITEM 4. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                Total Number                       Total Number of Shares Purchased        Maximum Number of Shares
                                 of Shares         Average Price    as Part of Publicly Announced         That May Yet Be Purchased
             Period              Purchased        Paid Per Share          Plans or Programs              Under the Plans or Programs
     -------------------------------------------------------------------------------------------------------------------------------
     01/01/06 thru 01/31/06         164 (1)           $45.04                            -                         672,300
     02/01/06 thru 02/28/06           -                    -                            -                         672,300
     03/01/06 thru 03/31/06         407 (1)            47.01                            -                         672,300 (2)
                              ---------------------------------------------------------------------
     Total                          571               $46.44                            -
                              =====================================================================

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

Date:  May 10, 2006

                          EASTGROUP PROPERTIES, INC.

                           By: /s/ BRUCE CORKERN
                               ------------------------------
                           Bruce Corkern, CPA
                           Senior Vice President, Controller
                           and Chief Accounting Officer


                           By: /s/ N. KEITH MCKEY
                               ------------------------------
                           N. Keith McKey, CPA
                           Executive Vice President, Chief Financial Officer, Secretary and Treasurer