Form 10-Q
period 2006-06-30
EASTGROUP PROPERTIES INC
filed 2006-08-08
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006              COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 7, 2006 was 22,214,935.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                                                                                         Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  balance sheets,  June 30, 2006  (unaudited) and December
          31, 2005                                                                                         3

          Consolidated  statements  of income for the three and six months ended
          June 30, 2006 and 2005 (unaudited)                                                               4

          Consolidated  statement of changes in stockholders' equity for the six
          months ended June 30, 2006 (unaudited)                                                           5

          Consolidated  statements  of cash flows for the six months  ended June
          30, 2006 and 2005 (unaudited)                                                                    6

          Notes to consolidated financial statements (unaudited)                                           7

Item 2.   Management's  Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                   13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      23

Item 4.   Controls and Procedures                                                                         24

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                                                    24

Item 4.   Submission of Matters to a Vote of Security Holders                                             24

Item 6.   Exhibits                                                                                        24

SIGNATURES

Authorized signatures                                                                                     25

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                     June 30, 2006        December 31, 2005
                                                                                   -----------------------------------------
                                                                                      (Unaudited)
ASSETS
  Real estate properties........................................................    $     945,511                  943,585
  Development...................................................................           89,360                   77,483
                                                                                   -----------------------------------------
                                                                                        1,034,871                1,021,068
    Less accumulated depreciation...............................................         (217,524)                (206,427)
                                                                                   -----------------------------------------
                                                                                          817,347                  814,641

  Real estate held for sale.....................................................                -                      773
  Unconsolidated investment.....................................................            2,626                    2,618
  Cash..........................................................................            1,526                    1,915
  Other assets..................................................................           45,353                   43,591
                                                                                   -----------------------------------------
    TOTAL ASSETS................................................................    $     866,852                  863,538
                                                                                   =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable........................................................    $     342,339                  346,961
  Notes payable to banks........................................................          135,548                  116,764
  Accounts payable & accrued expenses...........................................           20,875                   22,941
  Other liabilities.............................................................           10,441                   10,306
                                                                                   -----------------------------------------
                                                                                          509,203                  496,972
                                                                                   -----------------------------------------

                                                                                   -----------------------------------------
Minority interest in joint ventures.............................................            2,062                    1,702
                                                                                   -----------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued............................................................                -                        -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
    stated liquidation preference of $33,000....................................           32,326                   32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    22,214,449 shares issued and outstanding at June 30, 2006 and
    22,030,682 at December 31, 2005.............................................                2                        2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued............................................................                -                        -
  Additional paid-in capital on common shares...................................          392,500                  390,155
  Distributions in excess of earnings...........................................          (69,787)                 (57,930)
  Accumulated other comprehensive income........................................              546                      311
                                                                                   -----------------------------------------
                                                                                          355,587                  364,864
                                                                                   -----------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................    $     866,852                  863,538
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                   2006          2005          2006          2005
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations.........................................   $  33,187       30,464        65,808         59,882
  Equity in earnings of unconsolidated investment............................          65          127           139            289
  Other......................................................................          15          100            34            170
                                                                                ----------------------------------------------------
                                                                                   33,267       30,691        65,981         60,341
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations.......................................       9,287        8,582        18,321         16,800
  Depreciation and amortization..............................................      10,310        9,540        20,760         18,370
  General and administrative.................................................       1,636        1,795         3,444          3,693
  Minority interest in joint ventures........................................         136          114           273            243
                                                                                ----------------------------------------------------
                                                                                   21,369       20,031        42,798         39,106
                                                                                ----------------------------------------------------

OPERATING INCOME.............................................................      11,898       10,660        23,183         21,235

OTHER INCOME (EXPENSE)
  Interest income............................................................          21           85            43            209
  Interest expense...........................................................      (6,397)      (5,832)      (12,732)       (11,770)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS ...........................................       5,522        4,913        10,494          9,674
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations.........................................          38          221           159            619
  Gain on sale of real estate investments....................................          16          754         1,084          1,131
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS .........................................          54          975         1,243          1,750
                                                                                ----------------------------------------------------

NET INCOME...................................................................       5,576        5,888        11,737         11,424

  Preferred dividends-Series D...............................................         656          656         1,312          1,312
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..................................   $   4,920        5,232        10,425         10,112
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations..........................................   $     .22          .20           .42            .39
  Income from discontinued operations........................................           -          .04           .06            .08
                                                                                ----------------------------------------------------
  Net income available to common stockholders................................   $     .22          .24           .48            .47
                                                                                ====================================================

  Weighted average shares outstanding........................................      21,932       21,755        21,907         21,326
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations..........................................   $     .22          .20           .41            .39
  Income from discontinued operations........................................           -          .04           .06            .08
                                                                                ----------------------------------------------------
  Net income available to common stockholders................................   $     .22          .24           .47            .47
                                                                                ====================================================

  Weighted average shares outstanding........................................      22,237       22,073        22,222         21,638
                                                                                ====================================================

Dividends declared per common share..........................................   $    .490         .485          .980           .970

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                             Accumulated
                                                                              Additional    Distributions       Other
                                                      Preferred     Common     Paid-In        In Excess     Comprehensive
                                                        Stock       Stock      Capital       Of Earnings       Income        Total
                                                      ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005..........................  $  32,326          2      390,155        (57,930)           311       364,864
  Comprehensive income
   Net income.......................................          -          -            -         11,737              -        11,737
   Net unrealized change in fair value of
    interest rate swap..............................          -          -            -              -            235           235
                                                                                                                           ---------
     Total comprehensive income.....................                                                                         11,972
                                                                                                                           ---------
  Common dividends declared, $.98 per share.........          -          -            -        (22,282)             -       (22,282)
  Preferred stock dividends declared, $.9938
   per share........................................          -          -            -         (1,312)             -        (1,312)
  Stock-based compensation, net of forfeitures......          -          -        2,212              -              -         2,212
  Issuance of 3,413 shares of common stock,
   dividend reinvestment plan.......................          -          -          160              -              -           160
  Other.............................................          -          -          (27)             -              -           (27)
                                                      ------------------------------------------------------------------------------
BALANCE, JUNE 30, 2006..............................  $  32,326          2      392,500        (69,787)           546       355,587
                                                      ==============================================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                               -------------------------------------
                                                                                                     2006                 2005
                                                                                               -------------------------------------
OPERATING ACTIVITIES
  Net income..............................................................................     $    11,737               11,424
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations..............................          20,760               18,370
    Depreciation and amortization from discontinued operations............................             182                  488
    Minority interest depreciation and amortization.......................................             (75)                 (70)
    Amortization of mortgage loan premiums................................................            (215)                (148)
    Gain on sale of real estate investments from discontinued operations..................          (1,084)              (1,131)
    Stock-based compensation expense......................................................             766                  809
    Equity in earnings of unconsolidated investment net of distributions..................              (9)                  41
    Changes in operating assets and liabilities:
      Accrued income and other assets.....................................................          (1,777)                (342)
      Accounts payable, accrued expenses and prepaid rent.................................            (563)               1,452
                                                                                               -------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................          29,722               30,893
                                                                                               -------------------------------------

INVESTING ACTIVITIES
  Real estate development.................................................................         (30,392)             (25,587)
  Purchases of real estate................................................................               -              (23,891)
  Real estate improvements................................................................          (6,125)              (5,077)
  Proceeds from sale of real estate investments...........................................          18,541                5,795
  Repayments on mortgage loans receivable.................................................               -                6,750
  Distributions from unconsolidated investment............................................               -                6,645
  Changes in other assets and other liabilities...........................................          (2,812)                 101
                                                                                               -------------------------------------
NET CASH USED IN INVESTING ACTIVITIES.....................................................         (20,788)             (35,264)
                                                                                               -------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings...........................................................          80,856               71,417
  Repayments on bank borrowings...........................................................         (62,072)             (69,798)
  Principal payments on mortgage notes payable............................................          (4,359)              (7,935)
  Debt issuance costs.....................................................................            (119)                 (85)
  Distributions paid to stockholders......................................................         (22,912)             (22,028)
  Proceeds from common stock offering.....................................................               -               31,597
  Proceeds from exercise of stock options.................................................             972                1,218
  Proceeds from dividend reinvestment plan................................................             160                  183
  Other...................................................................................          (1,849)                (376)
                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......................................          (9,323)               4,193
                                                                                               -------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS.....................................................            (389)                (178)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................           1,915                1,208
                                                                                               -------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................     $     1,526                1,030
                                                                                               =====================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,976 and $1,069
    for 2006 and 2005, respectively.......................................................     $    12,518               11,413
  Fair value of debt assumed by the Company in the purchase of real estate................               -               26,057
  Common stock awards issued to employees and directors, net of forfeitures...............           3,284                1,007

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

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc. (the Company or EastGroup), its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2005, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. At June 30, 2006, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

(3)  USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period, and to disclose material contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(4)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. These amounts include reclassifications in the accompanying statements of cash flows. These reclassifications, which were $1,076,000 for the six months ended June 30, 2005, resulted in a decrease in cash flows from operating activities and corresponding increases of $195,000 in investing activities and $881,000 in financing activities. These reclassifications were immaterial to the prior period presented.

(5)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment - industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. Geographically, the Company's investments are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, California and Arizona. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $8,703,000 and $17,506,000 for the three and six months ended June 30, 2006, respectively and $8,205,000 and $15,969,000 for the same periods in 2005. The Company's real estate properties at June 30, 2006 and December 31, 2005 were as follows:

                                                                      June 30, 2006     December 31, 2005
                                                                     -------------------------------------
                                                                                (In thousands)
        Real estate properties:
           Land................................................       $     152,284              152,954
           Buildings and building improvements.................             654,082              656,897
           Tenant and other improvements.......................             139,145              133,734
        Development............................................              89,360               77,483
                                                                     -------------------------------------
                                                                          1,034,871            1,021,068
           Less accumulated depreciation.......................            (217,524)            (206,427)
                                                                     -------------------------------------
                                                                      $     817,347              814,641
                                                                     =====================================

(6)  REAL ESTATE HELD FOR SALE

     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under Statement of Financial Accounting Standards (SFAS) No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, the mortgage of which was required to be paid in full upon the sale of the property in 2005. Accordingly, Discontinued Operations includes interest expense of $32,000 and $64,000 for the three and six months ended June 30, 2005. At December 31, 2005, the Company was offering for sale 6.4 acres of land in Houston with a carrying amount of $773,000. As a result of a change in plans by management, this land was transferred into the development portfolio during 2006.

(7)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $634,000 and $1,374,000 for the three and six months ended June 30, 2006, respectively and $565,000 and $1,000,000 for the same periods in 2005. Amortization of above and below market leases was immaterial for all periods presented.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at June 30, 2006 and December 31, 2005.

(8)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                           June 30, 2006    December 31, 2005
                                                                                          ------------------------------------
                                                                                                     (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization.......      $      14,507             13,630
     Straight-line rent receivable, net of allowance for doubtful accounts..........             13,320             12,773
     Accounts receivable, net of allowance for doubtful accounts....................              2,561              2,930
     Acquired in-place lease intangibles, net of accumulated amortization
       of $3,738 and $3,580 for 2006 and 2005, respectively ........................              4,688              6,062
     Goodwill.......................................................................                990                990
     Prepaid expenses and other assets..............................................              9,287              7,206
                                                                                          ------------------------------------
                                                                                          $      45,353             43,591
                                                                                          ====================================

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                 June 30, 2006    December 31, 2005
                                                                                ------------------------------------
                                                                                          (In thousands)
        Property taxes payable............................................      $       8,002               8,224
        Development costs payable.........................................              2,984               2,777
        Dividends payable.................................................              3,045               2,363
        Other payables and accrued expenses...............................              6,844               9,577
                                                                                ------------------------------------
                                                                                $      20,875              22,941
                                                                                ====================================

 (10)  COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income for the six months ended June 30, 2006 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three and six months ended June 30, 2006 and 2005 are summarized below.

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ---------------------------------------------------
                                                                                   2006          2005          2006          2005
                                                                                ---------------------------------------------------
                                                                                                   (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME:
        Balance at beginning of period....................................      $    452          258            311           14
            Change in fair value of interest rate swap....................            94         (239)           235            5
                                                                                ---------------------------------------------------
        Balance at end of period..........................................      $    546           19            546           19
                                                                                ===================================================

(11)  EARNINGS PER SHARE

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

                                                                                   Three Months Ended           Six Months Ended
                                                                                         June 30,                   June 30,
                                                                                ---------------------------------------------------
                                                                                   2006          2005          2006          2005
                                                                                ---------------------------------------------------
                                                                                                   (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders............     $    4,920       5,232        10,425       10,112
          Denominator-weighted average shares outstanding..................         21,932      21,755        21,907       21,326
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders............     $    4,920       5,232        10,425       10,112
          Denominator:
            Weighted average shares outstanding............................         21,932      21,755        21,907       21,326
            Common stock options...........................................            139         169           154          168
            Nonvested restricted stock.....................................            166         149           161          144
                                                                                ---------------------------------------------------
               Total Shares................................................         22,237      22,073        22,222       21,638
                                                                                ===================================================

 (12)  STOCK-BASED COMPENSATION

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

MANAGEMENT INCENTIVE PLAN
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,747,674 at June 30, 2006. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation expense was $518,000 and $1,116,000 for the three and six months ended June 30, 2006, respectively, of which $190,000 and $350,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2005, stock-based compensation expense was $556,000 and $1,004,000, respectively, of which $98,000 and $195,000 were capitalized as part of the Company's development costs.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting occurs from three to ten years from the date of the grant for nonperformance based grants. Restricted stock is granted to executives upon the satisfaction of annual and multi-year performance goals with vesting from three to four years. Under the modified prospective application method, the Company continues to recognize compensation expense on a straight-line basis over the service period for awards that precede the adoption of SFAS 123R. The expense for performance-based awards after January 1, 2006 is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. Awards that only require service are expensed on a straight-line basis over the service period. The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.
     During the restricted period, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest. As of June 30, 2006, there was $4,087,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.53 years.

Following is a summary of the total shares that will vest by year for the remainder of the vesting periods as of June 30, 2006.

Remaining Shares Vesting Schedule              Number of Shares
---------------------------------------------------------------
Remainder of 2006.........................          63,538
2007......................................          89,265
2008......................................          74,312
2009......................................          34,870
                                               ----------------
Total Nonvested Shares....................         261,985
                                               ================

     Following is a summary of the total restricted shares granted, issued, forfeited and delivered to employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2006. Of the shares that vested in 2006, 571 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. The fair value of shares that were granted during the six months ended June 30, 2006 was $494,000; there were no grants for the three months ended June 30, 2006 or for either period in 2005. As of the vesting date, the fair value of shares that vested during the six months ended June 30, 2006 and 2005 was $1,472,000 and $829,000, respectively; no shares vested for either three-month period ended June 30, 2006 or 2005.

Restricted Stock Activity:

                                            Three Months Ended            Six Months Ended
                                              June 30, 2006                June 30, 2006
                                        -------------------------------------------------------
                                                      Weighted                      Weighted
                                                       Average                      Average
                                           Shares    Grant Date       Shares       Grant Date
                                                     Fair Value                    Fair Value
                                        -------------------------------------------------------
Nonvested at beginning of period....       261,985      $ 28.50       177,444         $ 23.01
Issued (1)..........................             -            -       107,823           37.25
Granted (2).........................             -            -        10,511           47.01
Forfeited...........................             -            -        (1,480)          22.04
Vested..............................             -            -       (32,313)          34.91
                                        -----------                 -----------
Nonvested at end of period..........       261,985        28.50       261,985           28.50
                                        ===========                 ===========

(1) Issued shares are shares granted in prior years that were awarded during the period upon satisfaction of performance conditions.
(2) During the quarter, the Compensation Committee of the Board of Directors approved a plan to issue shares contingent upon the attainment of certain performance goals. At June 30, 2006, the number of shares estimated to be awarded was 36,949 shares at a weighted average grant date fair value of $43.83 per share. Compensation expense related to this grant is included in stock-based compensation expense for the three and six months ended June 30, 2006.

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. The intrinsic value realized by employees from the exercise of options was $1,175,000 and $1,731,000 for the three and six months ended June 30, 2006, respectively and $225,000 and $347,000 for the same periods in 2005. Following is a summary of the total employee stock options granted, forfeited, exercised and expired with related weighted average exercise share prices for the three and six months ended June 30, 2006.

Stock Option Activity:

                                            Three Months Ended            Six Months Ended
                                               June 30, 2006                June 30, 2006
                                        -------------------------------------------------------
                                                        Weighted                     Weighted
                                           Shares       Average          Shares      Average
                                                        Exercise                     Exercise
                                                         Price                        Price
                                        -------------------------------------------------------
Outstanding at beginning of period...      231,155     $   19.87         251,075    $   19.80
Granted..............................            -             -               -            -
Forfeited............................            -             -               -            -
Exercised............................      (38,499)        14.58         (58,419)       16.08
Expired..............................            -             -               -            -
                                        ------------                  -----------
Outstanding at end of period.........      192,656         20.93         192,656        20.93
                                        ============                  ===========

Exercisable at end of period.........      192,656         20.93         192,656        20.93

Employee outstanding stock options at June 30, 2006, all exercisable:
-----------------------------------------------------------------------------------------------
                                       Weighted Average
                                          Remaining            Weighted Average     Intrinsic
Exercise Price Range       Number      Contractual Life         Exercise Price        Value
-----------------------------------------------------------------------------------------------
 $  17.92-25.75           192,656         2.11 years               $ 20.93         $4,908,000

DIRECTORS EQUITY INCENTIVE PLAN
     The Company has a director equity incentive plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans. In 2005, 1,200 common shares of stock were issued to directors. In addition, 481 shares of restricted stock at $41.57 were granted, of which 120 shares were vested as of June 30, 2006. The restricted stock vests 25% per year for four years. As of June 30, 2006, there was $15,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 3.0 years. In 2006, 3,402 common shares of stock were issued to directors. There were 44,917 shares available for grant under the 2005 Plan at June 30, 2006.
     Stock-based compensation expense for directors was $13,000 and $27,000 for the three and six months ended June 30, 2006, respectively and zero for the same periods in 2005. The intrinsic value realized by directors from the exercise of options was zero and $70,000 for the three and six months ended June 30, 2006, respectively and $338,000 and $669,000 for the same periods in 2005.
     Following is a summary of the total director stock options granted, exercised and expired with related weighted average exercise share prices for the three and six months ended June 30, 2006.

Stock Option Activity:

                                            Three Months Ended            Six Months Ended
                                               June 30, 2006                June 30, 2006
                                        -------------------------------------------------------
                                                        Weighted                     Weighted
                                           Shares       Average          Shares      Average
                                                        Exercise                     Exercise
                                                         Price                        Price
                                        -------------------------------------------------------
Outstanding at beginning of period....      51,500      $  22.93         53,750      $  22.58
Granted...............................           -             -              -             -
Exercised.............................           -             -         (2,250)        14.58
Expired...............................           -             -              -             -
                                        ------------                -------------
Outstanding at end of period..........      51,500         22.93         51,500         22.93
                                        ============                =============

Exercisable at end of period..........      51,500         22.93         51,500         22.93

Director outstanding stock options at June 30, 2006, all exercisable:
-----------------------------------------------------------------------------------------------
                                        Weighted Average
                                           Remaining           Weighted Average     Intrinsic
Exercise Price Range       Number       Contractual Life        Exercise Price        Value
-----------------------------------------------------------------------------------------------
 $  19.375-26.60           51,500          4.62 years              $ 22.93         $1,209,000

(13)  SUBSEQUENT EVENTS

     In July 2006, the Company signed an application on a $78 million, nonrecourse first mortgage loan secured by 17 properties. The loan is expected to close in mid-October 2006 and will have a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note will be used to repay a maturing $20.5 million mortgage and to reduce floating rate bank borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company primarily generates revenue by leasing space at its real estate properties. As such, EastGroup's greatest challenge is leasing space at competitive market rates. During the six months ended June 30, 2006, leases on 2,183,000 square feet (10.2%) of EastGroup's total square footage of 21,339,000 expired, and the Company was successful in renewing or re-leasing 80% of that total. In addition, EastGroup leased 638,000 square feet of other vacant space during this period. During the six months ended June 30, 2006, average rental rates on new and renewal leases increased by 10.0%.
     EastGroup's total leased percentage increased to 94.8% at June 30, 2006 from 93.2% at June 30, 2005. Leases scheduled to expire for the remainder of 2006 were 4.8% of the portfolio on a square foot basis at June 30, 2006, and this figure was reduced to 3.6% as of August 7, 2006. Property net operating income from same properties increased 3.4% for both the quarter and the six months ended June 30, 2006 as compared to the same period in 2005. The second quarter of 2006 was EastGroup's twelfth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. There were no acquisitions of income producing properties during the first six months of 2006.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During 2006, EastGroup acquired 17.7 acres of development land in Phoenix for $5,828,000. The Company expects to begin development of approximately 270,000 square feet in the Sky Harbor Commerce Center before the end of the year.
     During the six months ended June 30, 2006, the Company transferred four properties (248,000 square feet) with aggregate costs of $17.5 million at the date of transfer from development to real estate properties. These properties are all 100% leased. The Company expects to transfer five additional properties to the portfolio during the last half of the year. The Company anticipates approximately $90 million in new development starts during 2006.
     The Company sold four properties in Memphis (a noncore market) and several parcels of land during the six months ended June 30, 2006 for a net sales price of $18.7 million, generating combined gains of $1.3 million, of which approximately $200,000 was deferred. These dispositions represented an opportunity to recycle capital into acquisitions and development with greater upside potential.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     In March 2006, the Company signed an application on a $38 million, nonrecourse first mortgage loan secured by properties containing 778,000 square feet. The loan is expected to close in August 2006 and will have a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. In July 2006, the Company signed an application on a $78 million, nonrecourse first mortgage loan secured by properties containing 1,316,000 square feet. The loan is expected to close in mid October 2006 and will have a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of these notes will be used to repay maturing mortgages of approximately $35.5 million and to reduce variable rate bank borrowings.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through August 2006. EastGroup is obligated under a recourse mortgage loan on the property for $10,195,000 as of June 30, 2006. Property net operating income for 2005 was $1,374,000 for the property occupied by Tower. Rental income due for 2006 is $1,389,000 with estimated property net operating income for 2006 of $1,366,000. Property net operating income for the six months ended June 30, 2006 was $687,000.
     EastGroup has one reportable segment - industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and six months ended June 30, 2006 and 2005 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                   2006          2005          2006          2005
                                                                                ----------------------------------------------------
                                                                                      (In thousands, except per share data)
Income from real estate operations............................................  $  33,187       30,464        65,808       59,882
Expenses from real estate operations..........................................     (9,287)      (8,582)      (18,321)     (16,800)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME.................................................     23,900       21,882        47,487       43,082

Equity in earnings of unconsolidated investment (before depreciation).........         98          164           205          363
Income from discontinued operations (before depreciation and amotization).....         63          468           341        1,107
Interest income...............................................................         21           85            43          209
Other income..................................................................         15          100            34          170
Interest expense..............................................................     (6,397)      (5,832)      (12,732)     (11,770)
General and administrative expense............................................     (1,636)      (1,795)       (3,444)      (3,693)
Minority interest in earnings (before depreciation and amortization)..........       (174)        (149)         (348)        (313)
Gain on sale of nondepreciable real estate investments........................          6            -           655            -
Dividends on Series D preferred shares........................................       (656)        (656)       (1,312)      (1,312)
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................     15,240       14,267        30,929       27,843
Depreciation and amortization from continuing operations......................    (10,310)      (9,540)      (20,760)     (18,370)
Depreciation and amortization from discontinued operations....................        (25)        (247)         (182)        (488)
Depreciation from unconsolidated investment...................................        (33)         (37)          (66)         (74)
Minority interest depreciation and amortization...............................         38           35            75           70
Gain on sale of depreciable real estate investments...........................         10          754           429        1,131
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................      4,920        5,232        10,425       10,112
Dividends on preferred shares.................................................        656          656         1,312        1,312
                                                                                ----------------------------------------------------

NET INCOME....................................................................  $   5,576        5,888        11,737       11,424
                                                                                ====================================================

Net income available to common stockholders per diluted share.................  $     .22          .24           .47          .47
Funds from operations available to common stockholders per diluted share......        .69          .65          1.39         1.29

Diluted shares for earnings per share and funds from operations...............     22,237       22,073        22,222       21,638

The Company analyzes the following performance trends in evaluating the progress of the Company:

     o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the second quarter of 2006 was $.69 per share compared with $.65 per share for the same period of 2005, an increase of 6.2%. The increase in FFO was mainly due to a PNOI increase of $2,018,000, or 9.2%. The increase in PNOI was primarily attributable to $501,000 from 2005 acquisitions, $735,000 from newly developed properties and $736,000 from same property growth. The second quarter of 2006 was the eighth consecutive quarter of increased FFO as compared to the previous year's quarter.

     o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.4% for the quarter ended June 30, 2006. The second quarter of 2006 was the twelfth consecutive quarter of improved same property operations.

     o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at June 30, 2006 was 94.0%; occupancy has ranged from 91.0% to 94.3% for thirteen consecutive quarters.

     o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases averaged 11.1% for the second quarter of 2006.

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

FINANCIAL CONDITION

     EastGroup's assets were $866,852,000 at June 30, 2006, an increase of $3,314,000 from December 31, 2005. Liabilities increased $12,231,000 to $509,203,000 and stockholders' equity decreased $9,277,000 to $355,587,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $1,926,000 during the six months ended June 30, 2006 primarily due to the transfer of four properties from development with total costs of $17,543,000, as detailed below. These increases were offset by the transfer of four properties with a carrying amount of $23,281,000 to real estate held for sale, which were subsequently sold.

        Real Estate Properties Transferred from                                                 Date            Cost at
                  Development in 2006                   Location              Size          Transferred         Transfer
        -------------------------------------------------------------------------------------------------------------------
                                                                          (Square feet)                     (In thousands)
        Southridge V............................     Orlando, FL               70,000         01-01-06        $    4,458
        Executive Airport CC II.................     Fort Lauderdale, FL       55,000         02-01-06             4,522
        Palm River South II.....................     Tampa, FL                 82,000         03-31-06             4,897
        Southridge I............................     Orlando, FL               41,000         04-01-06             3,666
                                                                          -------------                      ---------------
              Total Developments Transferred....                              248,000                         $   17,543
                                                                          =============                      ===============

     The Company made capital improvements of $6,073,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $1,745,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs during the 12-month period following transfer.

Development
     The investment in development at June 30, 2006 was $89,360,000 compared to $77,483,000 at December 31, 2005. Total capital invested for development in the first six months of 2006 was $30,392,000. In addition to the costs of $28,647,000 incurred for the six months ended June 30, 2006 as detailed in the development  activity  table,  the  Company  incurred  costs  of  $1,745,000  on developments during the 12-month period following transfer to real estate properties.
     During 2006, EastGroup acquired 17.7 acres of development land in Phoenix for $5,828,000 which is included in the development activity table below under Prospective Development. The Company expects to begin development of approximately 270,000 square feet in the Sky Harbor Commerce Center before the end of the year.
     In the fourth quarter of 2005, 55 Castilian, LLC, a wholly-owned subsidiary of EastGroup, acquired Castilian Research Center in Goleta (Santa Barbara), California for $4,129,000. As originally contemplated, during the second quarter of 2006, 55 Castilian sold (at cost) a 20% ownership interest to an entity controlled by its co-developer partner who is also a 20% co-owner of the Company's University Business Center complex in the same submarket. The partner contributed $350,000 and EastGroup contributed $1,400,000 as capital to 55
Castilian. EastGroup will loan 55 Castilian the remaining acquisition and construction funds. Castilian, which contains 35,000 square feet and is currently vacant, is being redeveloped into a state-of-the-art incubator R&D facility with a projected additional investment of approximately $3.2 million for a total investment of over $7 million.
     The Company transferred four developments (all 100% leased at the date of transfer) to real estate properties during the first six months of 2006 with a total investment of $17,543,000 as of the date of transfer. The Company transferred into development two parcels of land formerly held for sale with costs of $773,000.

                                                                                       Costs Incurred
                                                                      -----------------------------------------------
                                                                          Costs           For the        Cumulative     Estimated
                                                                       Transferred       Six Months        as of          Total
DEVELOPMENT                                                 Size        in 2006(1)      Ended 6/30/06     6/30/06        Costs(2)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                         (In thousands)
LEASE-UP
  Sunport Center VI, Orlando, FL...................        63,000      $      -               466           3,800          4,200
  Techway SW III, Houston, TX......................       100,000             -               160           4,556          5,700
  World Houston 15, Houston, TX....................        63,000             -             1,530           3,957          5,800
  World Houston 21, Houston, TX....................        68,000             -               933           3,025          3,800
  Southridge IV, Orlando, FL.......................        70,000             -             1,165           4,595          4,900
  Santan 10 II, Chandler, AZ.......................        85,000             -             2,015           4,888          5,600
  Arion 14, San Antonio, TX........................        66,000             -             1,538           3,189          3,700
  Arion 17, San Antonio, TX........................        40,000             -             1,294           2,622          3,500
  Oak Creek III,  Tampa, FL........................        61,000             -             2,416           3,358          3,900
  Southridge II, Orlando, FL.......................        41,000             -             1,347           2,803          4,700
                                                      -----------------------------------------------------------------------------
Total Lease-up.....................................       657,000             -            12,864          36,793         45,800
                                                      -----------------------------------------------------------------------------

                                                                                       Costs Incurred
                                                                      -----------------------------------------------
                                                                          Costs           For the        Cumulative     Estimated
                                                                       Transferred       Six Months        as of          Total
DEVELOPMENT                                                 Size        in 2006(1)      Ended 6/30/06     6/30/06        Costs(2)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                         (In thousands)
UNDER CONSTRUCTION
  Castilian Research Center, Santa Barbara, CA.....        35,000             -               379           4,570          7,300
  Oak Creek V,  Tampa, FL..........................       100,000         1,389               783           2,172          6,400
  Southridge VI, Orlando, FL.......................        81,000         2,580             1,152           3,732          5,700
  Beltway Crossing II, III & IV, Houston, TX.......       160,000         2,388                 -           2,388          8,900
  Southridge III, Orlando, FL......................        81,000         1,532                 -           1,532          5,900
  World Houston 23, Houston, TX....................       125,000         1,274                 -           1,274          8,400
                                                      -----------------------------------------------------------------------------
Total Under Construction...........................       582,000         9,163             2,314          15,668         42,600
                                                      -----------------------------------------------------------------------------
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ......................................       400,000             -             6,119           7,280         31,300
  Tucson, AZ.......................................        70,000             -                 -             326          3,500
  Tampa, FL........................................       364,000        (1,389)            1,254           4,736         18,900
  Orlando, FL......................................       652,000        (4,112)            2,646           7,119         47,500
  West Palm Beach, FL..............................        20,000             -                68             622          2,300
  Fort Myers, FL...................................       126,000             -               216           2,297         10,900
  El Paso, TX......................................       251,000             -                 -           2,444          9,600
  Houston, TX......................................     1,098,000        (2,889)            1,553          10,178         59,100
  San Antonio, TX..................................        65,000             -               192           1,192          5,200
  Jackson, MS......................................        28,000             -                 -             705          2,000
                                                      -----------------------------------------------------------------------------
Total Prospective Development......................     3,074,000        (8,390)           12,048          36,899        190,300
                                                      -----------------------------------------------------------------------------
                                                        4,313,000      $    773            27,226          89,360        278,700
                                                      =============================================================================
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING THE
SIX MONTHS ENDED JUNE 30, 2006
  Southridge V, Orlando, FL........................        70,000      $      -              (214)          4,458
  Executive Airport CC II, Fort Lauderdale, FL.....        55,000             -                38           4,522
  Palm River South II, Tampa, FL...................        82,000             -               862           4,897
  Southridge I, Orlando, FL........................        41,000             -               735           3,666
                                                      -------------------------------------------------------------
Total Transferred to Real Estate Properties........       248,000      $      -             1,421          17,543  (3)
                                                      =============================================================

(1) Represents costs transferred from Prospective Development (principally land) to Under Construction during the year and $773,000 that was transferred from the category "held for sale."
(2) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the unavailability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(3) Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $11,097,000 primarily due to depreciation expense of $17,506,000 on real estate properties, offset by accumulated depreciation of $6,340,000 on four properties transferred to real estate held for sale in 2006 as discussed below.
     Real estate held for sale, consisting of two parcels of land in Houston, Texas, was $773,000 at December 31, 2005. As a result of a change in plans by management, this land was transferred into the development portfolio during 2006. Four Memphis properties, Senator 1, Senator 2, Southeast Crossing and Lamar 1, were transferred to real estate held for sale in the first six months of 2006 and were subsequently sold during the same period. The sale of these properties continues to reflect the Company's plan of reducing ownership in Memphis, a noncore market, as market conditions permit. See Results of Operations for a summary of the gains on the sale of these properties.
     A summary of the changes in Other Assets is presented in Note 8 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable decreased $4,622,000 during the six months ended June 30, 2006, primarily due to regularly scheduled principal payments of $4,359,000 and mortgage loan premium amortization of $215,000.
     Notes payable to banks increased $18,784,000 as a result of advances of $80,856,000 exceeding repayments of $62,072,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 9 in the Notes to the Consolidated Financial Statements for a summary of changes in Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $11,857,000 as a result of dividends on common and preferred stock of $23,594,000 exceeding net income for financial reporting purposes of $11,737,000.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.)

     Net income available to common stockholders for the three and six months ended June 30, 2006 was $4,920,000 ($.22 per basic and diluted share) and $10,425,000 ($.48 per basic and $.47 per diluted share) compared to $5,232,000 ($.24 per basic and diluted share) and $10,112,000 ($.47 per basic and diluted share) for the three and six months ended June 30, 2005. Diluted EPS for the second quarter of 2005 included a $.03 per share gain on the sale of real estate properties.
     PNOI increased by $2,018,000, or 9.2%, due to increased average occupancy and new acquisitions and developments. The Company's percentage leased and occupied were 94.8% and 94.0%, respectively, at June 30, 2006 compared to 93.2% and 91.8% at June 30, 2005. The increase in PNOI was primarily attributable to $501,000 from 2005 acquisitions, $735,000 from newly developed properties and $736,000 from same property growth.
     The following table presents the components of interest expense for the three and six months ended June 30, 2006 and 2005:

                                                                         Three Months Ended                  Six Months Ended
                                                                               June 30,                          June 30,
                                                                  ------------------------------------------------------------------
                                                                                          Increase                         Increase
                                                                     2006       2005     (Decrease)     2006     2005     (Decrease)
                                                                  ------------------------------------------------------------------
                                                                                (In thousands, except rates of interest)
Average bank borrowings........................................   $ 123,218    87,922      35,296     121,032     96,087     24,945
Weighted average variable interest rates.......................       6.07%     4.33%                   5.85%      4.09%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)......   $   1,866       949         917       3,509      1,947      1,562
Amortization of bank loan costs................................          89        89           -         178        178          -
                                                                  ------------------------------------------------------------------
Total variable rate interest expense...........................       1,955     1,038         917       3,687      2,125      1,562
                                                                  ------------------------------------------------------------------

FIXED RATE INTEREST EXPENSE (1)
Fixed rate interest (excluding loan cost amortization).........       5,381     5,249         132      10,793     10,489        304
Amortization of mortgage loan costs............................         118       113           5         228        225          3
                                                                  ------------------------------------------------------------------
Total fixed rate interest expense..............................       5,499     5,362         137      11,021     10,714        307
                                                                  ------------------------------------------------------------------

Total interest.................................................       7,454     6,400       1,054      14,708     12,839      1,869
Less capitalized interest......................................      (1,057)     (568)       (489)     (1,976)    (1,069)      (907)
                                                                  ------------------------------------------------------------------

TOTAL INTEREST EXPENSE.........................................   $   6,397     5,832         565      12,732     11,770        962
                                                                  ==================================================================

(1) Does not include interest expense of $32,000 and $64,000 for the three and six months ended June 30, 2005 for Lamar II which was sold in 2005 and the operations of which are included in discontinued operations for the same periods. The mortgage for this property was required to be repaid in full upon the sale of the property.

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. Higher bank borrowings were attributable to increased acquisition and development activity during 2005 and 2006. The Company's weighted average variable interest rates for the second quarter of 2006 were significantly higher than in the same period of 2005 due to increases in short-term rates.
     Mortgage interest expense for the three and six months ended June 30, 2006 showed a small increase from the same period of 2005. Increases are primarily due to the new mortgages and assumed mortgages on acquired properties in 2005 detailed in the table below. The Company recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair market value.

These premiums are being amortized over the lives of the assumed mortgages and reduce the contractual interest expense on these loans. The interest rates and amounts shown below for the assumed mortgages represent the fair market rates and values, respectively, at the dates of assumption.

     NEW AND ASSUMED MORTGAGES IN 2005                                 INTEREST RATE         DATE            AMOUNT
     -------------------------------------------------------------------------------------------------------------------
     Arion Business Park (assumed)................................         4.450%          01/21/05        $21,060,000
     Interstate Distribution Center - Jacksonville (assumed)......         5.640%          03/31/05          4,997,000
     Chamberlain, Lake Pointe, Techway Southwest II
        and World Houston 19 & 20.................................         4.980%          11/30/05         39,000,000
     Oak Creek Distribution Center IV (assumed)...................         5.680%          12/07/05          4,443,000
                                                                       -------------                    ----------------
       Weighted Average/Total Amount..............................         4.910%                          $69,500,000
                                                                       =============                    ================

     These increases were offset by regularly scheduled principal payments and the repayment of five mortgages totaling $18,435,000 during 2005 as shown in the table below.

     MORTGAGE LOANS REPAID IN 2005                          INTEREST RATE     DATE REPAID     PAYOFF AMOUNT
     -------------------------------------------------------------------------------------------------------
     Westport Commerce Center............................       8.000%         03/31/05         $ 2,371,000
     Lamar Distribution Center II........................       6.900%         06/30/05           1,781,000
     Exchange Distribution Center I......................       8.375%         07/01/05           1,762,000
     Lake Pointe Business Park...........................       8.125%         07/01/05           9,738,000
     JetPort Commerce Park...............................       8.125%         09/30/05           2,783,000
                                                            -------------                     --------------
       Weighted Average/Total Amount.....................       8.014%                          $18,435,000
                                                            =============                     ==============

     Depreciation and amortization for continuing operations increased $770,000 and $2,390,000 for the three and six months ended June 30, 2006 compared to the same periods in 2005. This increase was primarily due to properties acquired in 2005 and properties transferred from development during 2005 and 2006.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $353,000 and $717,000 for the three and six months ended June 30, 2006, compared to $583,000 and $1,070,000 in the same periods in 2005.

Capital Expenditures

     Capital expenditures for the three and six months ended June 30, 2006 and 2005 were as follows:

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                        Estimated    ----------------------------------------------------
                                                       Useful Life       2006          2005          2006          2005
                                                     --------------------------------------------------------------------
                                                                                         (In thousands)
        Upgrade on Acquisitions...................        40 yrs       $    45           37            108           54
        Tenant Improvements:
           New Tenants............................      Lease Life       1,842        1,278          3,861        2,121
           New Tenants (first generation) (1).....      Lease Life         128          162            280          410
           Renewal Tenants........................      Lease Life         244          498            393          633
        Other:
           Building Improvements..................       5-40 yrs          341          509            856          764
           Roofs..................................       5-15 yrs          353          113            487          127
           Parking Lots...........................       3-5 yrs            32          647             95          801
           Other..................................        5 yrs             15          141             45          167
                                                                     ----------------------------------------------------
              Total capital expenditures..........                     $ 3,000        3,385          6,125        5,077
                                                                     ====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and six months ended June 30, 2006 and 2005 were as follows:

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                        Estimated    ----------------------------------------------------
                                                       Useful Life       2006          2005          2006          2005
                                                     --------------------------------------------------------------------
                                                                                         (In thousands)
        Development..............................       Lease Life     $   524          448            759          800
        New Tenants..............................       Lease Life         678          612          1,370          954
        New Tenants (first generation) (1).......       Lease Life          35            -             75           49
        Renewal Tenants..........................       Lease Life         447          449            942          814
                                                                     ----------------------------------------------------
              Total capitalized leasing costs....                      $ 1,684        1,509          3,146        2,617
                                                                     ====================================================

        Amortization of leasing costs (2)........                      $   998        1,017          2,062        1,889
                                                                     ====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following tables present the components of revenue and expense for the properties sold during the three and six months ended June 30, 2006 and 2005.

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                ---------------------------------------------------
        Discontinued Operations                                    2006          2005          2006          2005
        -----------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
        Income from real estate operations....................   $    97          730           587         1,656
        Operating expenses from real estate operations........       (34)        (230)         (246)         (485)
        Interest expense......................................         -          (32)            -           (64)
        Depreciation and amortization.........................       (25)        (247)         (182)         (488)
                                                                ---------------------------------------------------

        Income from real estate operations....................        38          221           159           619
            Gain on sale of real estate investments...........        16          754         1,084         1,131
                                                                ---------------------------------------------------

        Income from discontinued operations...................   $    54          975         1,243         1,750
                                                                ===================================================

     A summary of gains on sale of real estate investments for the six months ended June 30, 2006 and 2005 follows:

                                                                             Date           Net                Deferred   Recognized
     Real Estate Properties                Location            Size          Sold       Sales Price    Basis     Gain        Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (In thousands)
2006
Madisonville land....................   Madisonville, KY     1.2 Acres     01/05/06      $    804          27      175         602
Senator I & II/Southeast Crossing....   Memphis, TN         534,000 SF     03/09/06        14,870      14,466        -         404
Dallas land..........................   Dallas, TX            0.1 Acre     03/16/06            66          13        -          53
Lamar Distribution Center I..........   Memphis, TN         125,000 SF     06/30/06         2,979       2,951       18          10
Deferred gain recognized from
    previous sale....................                                                                                           15
                                                                                        --------------------------------------------
                                                                                         $ 18,719      17,457      193       1,084
                                                                                        ============================================
2005
Delp Distribution Center II..........   Memphis, TN         102,000 SF     02/23/05      $  2,085       1,708        -         377
Lamar Distribution Center II.........   Memphis, TN         151,000 SF     06/30/05         3,710       2,956        -         754
                                                                                        --------------------------------------------
                                                                                         $  5,795       4,664        -       1,131
                                                                                        ============================================

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. The new rule required that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured based on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS 123R had an immaterial impact on its overall financial position and results of operations. See Note 12 in the Notes to the Consolidated Financial Statements for more information related to the Company's accounting for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $29,722,000 for the six months ended June 30, 2006. The primary other sources of cash were from bank borrowings and the sale of real estate properties. The Company distributed $21,600,000 in common and $1,312,000 in preferred stock dividends during the six months ended June 30, 2006. Other primary uses of cash were for bank debt repayments, construction and development of properties, capital improvements at various properties and mortgage note payments.
     Total debt at June 30, 2006 and December 31, 2005 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at June 30, 2006 and December 31, 2005.

                                                           June 30, 2006    December 31, 2005
                                                          ------------------------------------
                                                                     (In thousands)
        Mortgage notes payable - fixed rate.........       $     342,339            346,961
        Bank notes payable - floating rate..........             135,548            116,764
                                                          ------------------------------------
           Total debt...............................       $     477,887            463,725
                                                          ====================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's interest rate under this facility is LIBOR plus 95 basis points; except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At June 30, 2006, the weighted average interest rate was 6.15% on a balance of $132,700,000. The interest rate on each tranche is currently reset on a monthly basis. At August 7, 2006, the balance on this line was comprised of an $84 million tranche at 6.35% and $43.7 million in competitive bid loans at a weighted average rate of 5.88%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in November 2006. This credit facility is customarily used for working cash needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 110 basis points. At June 30, 2006, the interest rate was 6.43% on $2,848,000.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     In March 2006, the Company signed an application on a $38 million, nonrecourse first mortgage loan secured by two properties. The loan is expected to close in August 2006 and will have a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. In July 2006, the Company signed an application on a $78 million, nonrecourse first mortgage loan secured by 17 properties. The loan is expected to close in mid October 2006 and will have a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of these notes will be used to repay maturing mortgages of approximately $35.5 million and to reduce variable rate bank borrowings.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2005 did not materially change during the six months ended June 30, 2006 except for the increase in bank borrowings discussed above.

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

INFLATION

     Most of the Company's leases include scheduled rent increases. Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the

Company's leases typically have three to five year terms, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.
     Interest rates are rising, thereby increasing the costs the Company pays on bank borrowings and potential new mortgages. Development costs, including the costs of construction and construction materials, are increasing. The Company has been able to increase rental rates in all of its development markets to achieve acceptable yields on investments.

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

                                         Jul-Dec
                                           2006      2007      2008      2009     2010    Thereafter    Total      Fair Value
                                         -------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...     $ 40,463   23,398     9,609    39,596    7,904    221,369     342,339      342,568(2)
Weighted average interest rate......        6.02%    7.36%     6.40%     6.69%    6.11%      6.18%       6.31%
Variable rate debt (in thousands)...     $  2,848        -   132,700         -        -          -     135,548      135,548
Weighted average interest rate......        6.43%        -     6.15%         -        -          -       6.15%

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

     As the table above incorporates only those exposures that existed as of June 30, 2006, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 62 basis points, interest expense and cash flows would increase or decrease by approximately $834,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,195,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                            Current         Maturity                                         Fair Value       Fair Value
     Type of Hedge      Notional Amount       Date        Reference Rate      Fixed Rate     at 6/30/06      at 12/31/05
     ----------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                             (In thousands)
          Swap              $10,195         12/31/10       1 month LIBOR         4.03%          $546            $311

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 31, 2006, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, H.C. Bailey, Jr., Hayden C. Eaves III, Fredric H. Gould, David H. Hoster II, Mary E. McCormick, David M. Osnos and Leland R. Speed were elected directors of the Registrant, each to serve until the 2007 Annual Meeting. The following is a summary of the voting for directors:

                                                Common Stock
        Nominee                          Vote For     Vote Withheld
        ------------------------------------------------------------
        D. Pike Aloian                  20,701,969         183,662
        H.C. Bailey, Jr.                20,473,146         412,485
        Hayden C. Eaves III             20,815,204          70,427
        Fredric H. Gould                20,785,415         100,216
        David H. Hoster II              20,768,017         117,614
        Mary E. McCormick               20,736,021         149,610
        David M. Osnos                  20,114,933         770,698
        Leland R. Speed                 20,752,974         132,657

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

Date:  August 8, 2006

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