Form 10-Q
period 2006-09-30
EASTGROUP PROPERTIES INC
filed 2006-11-08
CIK 49600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006          COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of November 7, 2006 was 23,669,066.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                                                                                                   Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  balance  sheets,  September  30,  2006  (unaudited)  and
          December 31, 2005                                                                                          3

          Consolidated  statements of income for the three and nine months ended
          September 30, 2006 and 2005 (unaudited)                                                                    4

          Consolidated statement of changes in stockholders' equity for the nine
          months ended September 30, 2006 (unaudited)                                                                5

          Consolidated  statements  of cash  flows  for the  nine  months  ended
          September 30, 2006 and 2005 (unaudited)                                                                    6

          Notes to consolidated financial statements (unaudited)                                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                     13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                23

Item 4.   Controls and Procedures                                                                                   24

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                                                              24

Item 6.   Exhibits                                                                                                  24

SIGNATURES

Authorized signatures                                                                                               25

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                   September 30, 2006          December 31, 2005
                                                                                  -----------------------------------------------
                                                                                      (Unaudited)
ASSETS
 Real estate properties.........................................................   $        957,657                     943,585
 Development....................................................................             98,375                      77,483
                                                                                  -----------------------------------------------
                                                                                          1,056,032                   1,021,068
   Less accumulated depreciation................................................           (226,333)                   (206,427)
                                                                                  -----------------------------------------------
                                                                                            829,699                     814,641

 Real estate held for sale......................................................                  -                         773
 Unconsolidated investment......................................................              2,550                       2,618
 Cash...........................................................................              2,486                       1,915
 Other assets...................................................................             45,528                      43,591
                                                                                  -----------------------------------------------
   TOTAL ASSETS.................................................................   $        880,263                     863,538
                                                                                  ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Mortgage notes payable.........................................................   $        362,575                     346,961
 Notes payable to banks.........................................................             55,700                     116,764
 Accounts payable & accrued expenses............................................             30,260                      22,941
 Other liabilities..............................................................             11,130                      10,306
                                                                                  -----------------------------------------------
                                                                                            459,665                     496,972
                                                                                  -----------------------------------------------

                                                                                  -----------------------------------------------
Minority interest in joint ventures.............................................              2,122                       1,702
                                                                                  -----------------------------------------------

STOCKHOLDERS' EQUITY
 Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
  no shares issued..............................................................                  -                           -
 Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
  stated liquidation preference of $33,000......................................             32,326                      32,326
 Common shares; $.0001 par value; 68,080,000 shares authorized;
  23,669,116 shares issued and outstanding at September 30, 2006 and
  22,030,682 at December 31, 2005...............................................                  2                           2
 Excess shares; $.0001 par value; 30,000,000 shares authorized;
  no shares issued..............................................................                  -                           -
 Additional paid-in capital on common shares....................................            461,938                     390,155
 Distributions in excess of earnings............................................            (76,114)                    (57,930)
 Accumulated other comprehensive income.........................................                324                         311
                                                                                  -----------------------------------------------
                                                                                            418,476                     364,864
                                                                                  -----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................   $        880,263                     863,538
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended            Nine Months Ended
                                                                                      September 30,                September 30,
                                                                                ----------------------------------------------------
                                                                                   2006          2005           2006          2005
                                                                                ----------------------------------------------------
REVENUES
 Income from real estate operations..................................           $  34,168       31,128         99,976        91,010
 Equity in earnings of unconsolidated investment.....................                  74           88            213           377
 Other income........................................................                 221           28            255           144
                                                                                ----------------------------------------------------
                                                                                   34,463       31,244        100,444        91,531
                                                                                ----------------------------------------------------
EXPENSES
 Expenses from real estate operations................................               9,576        8,987         27,897        25,787
 Depreciation and amortization.......................................              10,559        9,400         31,319        27,770
 General and administrative..........................................               1,990        1,573          5,434         5,266
 Minority interest in joint ventures.................................                 179          115            452           358
                                                                                ----------------------------------------------------
                                                                                   22,304       20,075         65,102        59,181
                                                                                ----------------------------------------------------

OPERATING INCOME.....................................................              12,159       11,169         35,342        32,350

OTHER INCOME (EXPENSE)
 Interest income.....................................................                  68           26            111           235
 Interest expense....................................................              (6,314)      (5,738)       (19,046)      (17,508)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS ...................................               5,913        5,457         16,407        15,077
                                                                                ----------------------------------------------------
DISCONTINUED OPERATIONS
 Income from real estate operations..................................                   -          357            159         1,030
 Gain on sale of real estate investments.............................                   7           33          1,091         1,164
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS .................................                   7          390          1,250         2,194
                                                                                ----------------------------------------------------

NET INCOME...........................................................               5,920        5,847         17,657        17,271

 Preferred dividends-Series D........................................                 656          656          1,968         1,968
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..........................           $   5,264        5,191         15,689        15,303
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
 Income from continuing operations...................................           $     .24          .22            .65           .61
 Income from discontinued operations.................................                   -          .02            .06           .10
                                                                                ----------------------------------------------------
 Net income available to common stockholders.........................           $     .24          .24            .71           .71
                                                                                ====================================================

 Weighted average shares outstanding.................................              22,235       21,799         22,017        21,485
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
 Income from continuing operations...................................           $     .23          .21            .65           .60
 Income from discontinued operations.................................                   -          .02            .05           .10
                                                                                ----------------------------------------------------
 Net income available to common stockholders.........................           $     .23          .23            .70           .70
                                                                                ====================================================

 Weighted average shares outstanding.................................              22,553       22,130         22,334        21,805
                                                                                ====================================================

Dividends declared per common share..................................           $    .490         .485          1.470         1.455

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                            Accumulated
                                                                            Additional    Distributions        Other
                                                      Preferred   Common     Paid-In        In Excess      Comprehensive
                                                        Stock     Stock      Capital       Of Earnings        Income         Total
                                                      ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005..........................  $ 32,326         2     390,155         (57,930)            311        364,864
 Comprehensive income
  Net income........................................         -         -           -          17,657               -         17,657
  Net unrealized change in fair value of
   interest rate swap...............................         -         -           -               -              13             13
                                                                                                                         -----------
   Total comprehensive income.......................                                                                         17,670
                                                                                                                         -----------
  Common dividends declared, $1.47 per share........         -         -           -         (33,873)              -        (33,873)
  Preferred stock dividends declared, $1.4907 per
   share............................................         -         -           -          (1,968)              -         (1,968)
  Issuance of 1,437,500 shares of common stock,
   common stock offering, net of expenses...........         -         -      68,138               -               -         68,138
  Stock-based compensation, net of forfeitures......         -         -       3,436               -               -          3,436
  Issuance of 4,950 shares of common stock,
   dividend reinvestment plan.......................         -         -         236               -               -            236

  Other.............................................         -         -         (27)              -               -            (27)
                                                      ------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2006.........................  $ 32,326         2     461,938         (76,114)            324        418,476
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                               -------------------------------------
                                                                                                     2006                 2005
                                                                                               -------------------------------------
OPERATING ACTIVITIES
 Net income...........................................................................          $   17,657                17,271
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization from continuing operations............................              31,319                27,770
  Depreciation and amortization from discontinued operations..........................                 182                   693
  Minority interest depreciation and amortization.....................................                (113)                 (105)
  Amortization of mortgage loan premiums..............................................                (322)                 (239)
  Gain on sale of real estate investments from discontinued operations................              (1,091)               (1,164)
  Stock-based compensation expense....................................................               1,461                 1,205
  Equity in earnings of unconsolidated investment net of distributions................                  67                    53
  Changes in operating assets and liabilities:
   Accrued income and other assets....................................................              (1,824)                 (445)
   Accounts payable, accrued expenses and prepaid rent................................               5,393                 6,483
                                                                                               -------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................              52,729                51,522
                                                                                               -------------------------------------

INVESTING ACTIVITIES
 Real estate development..............................................................             (48,176)              (38,209)
 Purchases of real estate.............................................................                   -               (23,891)
 Real estate improvements.............................................................              (9,645)               (6,975)
 Proceeds from sale of real estate investments........................................              18,548                 6,034
 Repayments on mortgage loans receivable..............................................                   -                 7,017
 Distributions from unconsolidated investment.........................................                   -                 6,657
 Changes in other assets and other liabilities........................................              (2,660)               (3,201)
                                                                                               -------------------------------------
NET CASH USED IN INVESTING ACTIVITIES.................................................             (41,933)              (52,568)
                                                                                               -------------------------------------

FINANCING ACTIVITIES
 Proceeds from bank borrowings........................................................             120,169               120,439
 Repayments on bank borrowings........................................................            (181,233)              (93,157)
 Proceeds from mortgage note payable..................................................              38,000                     -
 Principal payments on mortgage notes payable.........................................             (22,016)              (24,125)
 Debt issuance costs..................................................................                (335)                 (122)
 Distributions paid to stockholders...................................................             (35,030)              (33,282)
 Proceeds from common stock offerings.................................................              68,138                31,597
 Proceeds from exercise of stock options..............................................               1,317                 1,254
 Proceeds from dividend reinvestment plan.............................................                 236                   268
 Other................................................................................                 529                (1,639)
                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................................             (10,225)                1,233
                                                                                               -------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS.................................................                 571                   187
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................               1,915                 1,208
                                                                                               -------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................          $    2,486                 1,395
                                                                                               =====================================

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest, net of amount capitalized of $3,096 and $1,679 for 2006 and
  2005, respectively..................................................................          $   18,664                17,231
 Fair value of debt assumed by the Company in the purchase of real estate.............                   -                26,057
 Common stock awards issued to employees and directors, net of forfeitures............               3,283                 1,004

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements contained in the 2005 annual report on Form 10-K and the notes thereto.

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2005, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. At September 30, 2006, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. These amounts include reclassifications in the accompanying consolidated statements of cash flows. These reclassifications, which were $304,000 for the nine months ended September 30, 2005, resulted in a decrease in cash flows from operating activities, an increase of $330,000 in investing activities and a decrease of $26,000 in financing activities. These reclassifications were immaterial to the prior period presented.

(5)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, California and Arizona, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $8,858,000 and $26,364,000 for the three and nine months ended September 30, 2006, respectively and $8,174,000 and $24,143,000 for the same periods in 2005. The Company's real estate properties at September 30, 2006 and December 31, 2005 were as follows:

                                                                      September 30, 2006       December 31, 2005
                                                                     --------------------------------------------
                                                                                    (In thousands)
        Real estate properties:
           Land................................................        $       153,733               152,954
           Buildings and building improvements.................                661,618               656,897
           Tenant and other improvements.......................                142,306               133,734
        Development............................................                 98,375                77,483
                                                                     --------------------------------------------
                                                                             1,056,032             1,021,068
           Less accumulated depreciation.......................               (226,333)             (206,427)
                                                                     --------------------------------------------
                                                                       $       829,699               814,641
                                                                     ============================================

(6)  DEVELOPMENT

     During the period when a property is under development, costs associated with development (i.e. land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized cost of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. As the property becomes occupied, interest, depreciation, property taxes and other costs for the percentage occupied only are expensed as incurred. When the property becomes 80% occupied or one year after completion of the shell construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. When the property becomes classified as an industrial property, the entire property is depreciated accordingly, and all interest and property taxes are expensed.

(7)  REAL ESTATE HELD FOR SALE

     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under Statement of Financial Accounting Standards (SFAS) No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, the mortgage of which was required to be paid in full upon the sale of the property in June 2005. Accordingly, Discontinued Operations includes interest expense of zero and $64,000 for the three and nine months ended September 30, 2005. At December 31, 2005, the Company was offering for sale 6.4 acres of land in Houston with a carrying amount of $773,000. As a result of a change in plans by management, this land was transferred into the development portfolio during 2006.

(8)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $551,000 and $1,925,000 for the three and nine months ended September 30, 2006, respectively and $549,000 and $1,549,000 for the same periods in 2005. Amortization of above and below market leases was immaterial for all periods presented.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at September 30, 2006 and December 31, 2005.

(9)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                          September 30, 2006     December 31, 2005
                                                                                         ------------------------------------------
                                                                                                       (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization........     $         15,168                13,630
     Straight-line rent receivable, net of allowance for doubtful accounts...........               13,417                12,773
     Accounts receivable, net of allowance for doubtful accounts.....................                2,911                 2,930
     Acquired in-place lease intangibles, net of accumulated amortization
       of $3,938 and $3,580 for 2006 and 2005, respectively .........................                4,137                 6,062
     Goodwill........................................................................                  990                   990
     Prepaid expenses and other assets...............................................                8,905                 7,206
                                                                                         ------------------------------------------
                                                                                          $         45,528                43,591
                                                                                         ==========================================

(10)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                              September 30, 2006       December 31, 2005
                                                                             --------------------------------------------
                                                                                            (In thousands)
        Property taxes payable.........................................        $       12,598                   8,224
        Development costs payable......................................                 4,694                   2,777
        Dividends payable..............................................                 3,174                   2,363
        Other payables and accrued expenses............................                 9,794                   9,577
                                                                             --------------------------------------------
                                                                               $       30,260                  22,941
                                                                             ============================================

(11)  COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income for the nine months ended September 30, 2006 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three and nine months ended September 30, 2006 and 2005 are summarized below.

                                                                        Three Months Ended      Nine Months Ended
                                                                           September 30,          September 30,
                                                                       -------------------------------------------
                                                                        2006          2005      2006         2005
                                                                       -------------------------------------------
                                                                                      (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME:
        Balance at beginning of period...........................      $    546          19       311          14
            Change in fair value of interest rate swap...........          (222)        211        13         216
                                                                       -------------------------------------------
        Balance at end of period.................................      $    324         230       324         230
                                                                       ===========================================

(12)  COMMON STOCK ISSUANCE

     On September 13, 2006, EastGroup closed on the sale of 1,437,500 shares of its common stock. The net proceeds from the offering of the shares were approximately $68.1 million after deducting the underwriting discount and other offering expenses.

(13)  EARNINGS PER SHARE

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

                                                                        Three Months Ended      Nine Months Ended
                                                                           September 30,          September 30,
                                                                       -------------------------------------------
                                                                        2006          2005      2006         2005
                                                                       -------------------------------------------
                                                                                      (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders...     $  5,264      5,191      15,689     15,303
          Denominator-weighted average shares outstanding.........       22,235     21,799      22,017     21,485
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders...     $  5,264      5,191      15,689     15,303
          Denominator:
            Weighted average shares outstanding...................       22,235     21,799      22,017     21,485
            Common stock options..................................          136        172         148        170
            Nonvested restricted stock............................          182        159         169        150
                                                                       -------------------------------------------
               Total Shares.......................................       22,553     22,130      22,334     21,805
                                                                       ===========================================

 (14)  STOCK-BASED COMPENSATION

     The Company adopted SFAS No. 123 (Revised 2004)(SFAS 123R), Share-Based Payment, on January 1, 2006. The new rule required that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS 123R had no material impact on its overall financial position or results of operations. Prior to the adoption of SFAS 123R, the Company adopted the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation'," prospectively to all awards granted, modified, or settled after January 1, 2002.

MANAGEMENT INCENTIVE PLAN
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,747,700 at September 30, 2006. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation expense was $865,000 and $1,954,000 for the three and nine months ended September 30, 2006, respectively, of which $209,000 and $559,000 were capitalized as part of the Company's development costs. For the three and nine months ended September 30, 2005, stock-based compensation expense was $517,000 and $1,521,000, respectively, of which $135,000 and $330,000 were capitalized as part of the Company's development costs.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting occurs over three to ten years from the date of the grant for grants subject to service only. Restricted stock is granted to executives upon the satisfaction of annual performance goals and multi-year market goals with vesting over three to five years. Under the modified prospective application method, the Company continues to recognize compensation expense on a straight-line basis over the service period for awards that precede the adoption of SFAS 123R. The expense for performance-based awards after January 1, 2006 is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The expense for market-based awards after January 1, 2006 and awards that only require service are expensed on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition was determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     In the second quarter of 2006, the Company granted shares contingent upon the attainment of certain annual performance goals and multi-year market conditions. At September 30, 2006, the estimated number of shares to be awarded under the annual performance goals was 37,258 at a weighted average grant date fair value of $43.83 per share to be vested over five years. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was $26.34 per target share with a total cost of approximately $2.1 million. These shares will vest over four years following the performance measurement period which ends on December 31, 2008. Compensation costs related to these grants are included in stock-based compensation expense for the three and nine months ended September 30, 2006.
     During the restricted period for awards subject to service only, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. Share certificates and dividends are delivered to the employee as they vest. As of September 30,

2006, there was $3,575,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.37 years.
     Following is a summary of the total restricted shares granted, issued, forfeited and delivered to employees with the related weighted average grant date fair value share prices for the three and nine months ended September 30, 2006. The table does not include the shares granted in 2006 that are contingent on performance goals or market conditions. Of the shares that vested in 2006, 571 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. The fair value of shares that were granted during the nine months ended September 30, 2006 was $494,000; there were no grants for the three months ended September 30, 2006 or for either period in 2005. As of the vesting date, the fair value of shares that vested during the nine months ended September 30, 2006 and 2005 was $1,472,000 and $829,000, respectively; no shares vested for either three-month period ended September 30, 2006 or 2005.

Restricted Stock Activity:                    Three Months Ended          Nine Months Ended
                                              September 30, 2006          September 30, 2006
                                           -----------------------------------------------------
                                                         Weighted                     Weighted
                                                         Average                      Average
                                            Shares      Grant Date      Shares       Grant Date
                                                        Fair Value                   Fair Value
                                           -----------------------------------------------------
Nonvested at beginning of period.......     261,985     $   28.50       177,444      $   23.01
Issued (1).............................           -             -       107,823          37.25
Granted................................           -             -        10,511          47.01
Forfeited..............................         (40)        32.42        (1,520)         22.31
Vested.................................           -             -       (32,313)         34.91
                                           ---------                   ---------
Nonvested at end of period.............     261,945         28.50       261,945          28.50
                                           =========                   =========

(1) Issued shares are shares granted in prior years that were awarded during the period upon satisfaction of performance conditions.

     Following is a summary of the total shares that will vest by year for the remainder of the vesting periods as of September 30, 2006.

Remaining Shares Vesting Schedule                  Number of Shares
-------------------------------------------------------------------
Remainder of 2006.........................                  63,538
2007......................................                  89,225
2008......................................                  74,312
2009......................................                  34,870
                                                   ----------------
Total Nonvested Shares....................                 261,945
                                                   ================

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. The intrinsic value realized by employees from the exercise of options was $440,000 and $2,171,000 for the three and nine months ended September 30, 2006, respectively and $36,000 and $383,000 for the same periods in 2005. Following is a summary of the total employee stock options granted, forfeited, exercised and expired with related weighted average exercise share prices for the three and nine months ended September 30, 2006.

Stock Option Activity:                        Three Months Ended           Nine Months Ended
                                              September 30, 2006           September 30, 2006
                                           --------------------------------------------------------
                                                         Weighted                      Weighted
                                            Shares       Average         Shares        Average
                                                      Exercise Price                Exercise Price
                                           --------------------------------------------------------
Outstanding at beginning of period....      192,656      $   20.93       251,075       $   19.80
Granted...............................            -              -             -               -
Forfeited.............................            -              -             -               -
Exercised.............................      (15,670)         22.00       (74,089)          17.33
Expired...............................            -              -             -               -
                                           ---------                    ---------
Outstanding at end of period..........      176,986          20.83       176,986           20.83
                                           =========                    =========

Exercisable at end of period..........      176,986          20.83       176,986           20.83

Employee outstanding stock options at September 30, 2006, all exercisable:
---------------------------------------------------------------------------------------------
                                       Weighted Average
                                           Remaining         Weighted Average      Intrinsic
Exercise Price Range       Number      Contractual Life       Exercise Price         Value
---------------------------------------------------------------------------------------------
   $  17.92-25.30         176,986         1.90 years             $ 20.83          $5,145,000

DIRECTORS EQUITY PLAN
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans. In 2005, 1,200 common shares of stock were issued to directors. In addition, 481 shares of restricted stock at $41.57 were granted, of which 120 shares were vested as of September 30, 2006. The restricted stock vests 25% per year for four years. As of September 30, 2006, there was $14,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.75 years. In 2006, 3,402 common shares of stock were issued to directors. There were 44,917 shares available for grant under the 2005 Plan at September 30, 2006.
     Stock-based compensation expense for directors was $39,000 and $66,000 for the three and nine months ended September 30, 2006, respectively and $14,000 for the three and nine months in 2005. The intrinsic value realized by directors from the exercise of options was zero and $70,000 for the three and nine months ended September 30, 2006, respectively and zero and $669,000 for the same periods in 2005.
     Following is a summary of the total director stock options granted, exercised and expired with related weighted average exercise share prices for the three and nine months ended September 30, 2006.

Stock Option Activity:                        Three Months Ended           Nine Months Ended
                                              September 30, 2006           September 30, 2006
                                           --------------------------------------------------------
                                                         Weighted                      Weighted
                                            Shares       Average         Shares        Average
                                                      Exercise Price                Exercise Price
                                           --------------------------------------------------------
Outstanding at beginning of period....       51,500      $   22.93        53,750       $   22.58
Granted...............................            -              -             -               -
Exercised.............................            -              -        (2,250)          14.58
Expired...............................            -              -             -               -
                                           ---------                    ---------
Outstanding at end of period..........       51,500          22.93        51,500           22.93
                                           =========                    =========

Exercisable at end of period..........       51,500          22.93        51,500           22.93

Director outstanding stock options at September 30, 2006, all exercisable:
---------------------------------------------------------------------------------------------
                                       Weighted Average
                                           Remaining         Weighted Average      Intrinsic
Exercise Price Range       Number      Contractual Life       Exercise Price         Value
---------------------------------------------------------------------------------------------
  $  19.375-26.60         51,500          4.37 years              $ 22.93         $1,389,000

(15)  SUBSEQUENT EVENTS

     Subsequent to September 30, 2006, EastGroup entered into a contract to acquire three buildings (181,000 square feet) in Charlotte, North Carolina for a total purchase price of $9.3 million. Charlotte is a new market for EastGroup and is the third new market for the Company over the past three years.
     In October 2006, the Company closed on a $78 million, nonrecourse first mortgage loan secured by properties containing 1,316,000 square feet. The loan has a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay a maturing $20.5 million mortgage and to reduce floating rate bank borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, California and Arizona.
     The Company's primary revenue is rental income; as such, EastGroup's greatest challenge is leasing space. During the nine months ended September 30, 2006, leases on 3,115,000 square feet (14.5%) of EastGroup's total square footage of 21,472,000 expired, and the Company was successful in renewing or re-leasing 86% of that total. In addition, EastGroup leased 977,000 square feet of other vacant space during this period. During the nine months ended September 30, 2006, average rental rates on new and renewal leases increased by 11.3%.
     EastGroup's  total leased  percentage  increased to 96.3% at September  30,
2006 from 94.8% at September 30, 2005. Leases scheduled to expire for the remainder of 2006 were 2.2% of the portfolio on a square foot basis at September 30, 2006, and this figure was reduced to .9% as of November 7, 2006. Property net operating income from same properties increased 5.4% for the quarter and 4.0% for the nine months ended September 30, 2006 as compared to the same periods in 2005. The third quarter of 2006 was EastGroup's thirteenth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. There were no acquisitions of income producing properties during the first nine months of 2006. However, EastGroup is currently under contract to acquire three buildings (181,000 square feet) in Charlotte, North Carolina for a total purchase price of $9.3 million. Charlotte is a new market for EastGroup and is the third new market for the Company over the past three years.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During 2006, EastGroup acquired 17.7 acres of development land in Phoenix for $5.8 million and 17.5 acres in San Antonio for $2.5 million.
     During the nine months ended September 30, 2006, the Company transferred six properties (381,000 square feet) with aggregate costs of $26.2 million at the date of transfer from development to real estate properties. These properties are all 100% leased. The Company transferred two properties (one 100% and one 23% leased) to the portfolio in October and expects to transfer one additional property during the remainder of the year. The Company anticipates approximately $75-80 million in new development starts during 2006.
     The Company sold four properties in Memphis (a noncore market) and several parcels of land during the nine months ended September 30, 2006 for a net sales price of $18.7 million, generating combined gains of $1.3 million, of which approximately $200,000 was deferred. These dispositions represented an opportunity to recycle capital into acquisitions and development with greater upside potential.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On September 13, 2006, the Company closed on the sale of 1,437,500 shares of its common stock. The net proceeds from the offering of the shares were approximately $68.1 million after deducting the underwriting discount and other offering expenses. EastGroup used the proceeds to repay borrowings under its credit facilities.
     In August 2006, the Company closed on a $38 million, nonrecourse first mortgage loan secured by properties containing 778,000 square feet. The loan has a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay the maturing mortgages on these properties of $15.4 million and to reduce floating rate bank borrowings.
     In October 2006, the Company closed on a $78 million, nonrecourse first mortgage loan secured by properties containing 1,316,000 square feet. The loan has a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay a maturing $20.5 million mortgage and to reduce floating rate bank borrowings.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through November 2006. EastGroup is obligated under a recourse mortgage loan on the property for $10,040,000 as of September 30, 2006. Property net operating income for 2005 was $1,374,000 for the property occupied by Tower. Rental income due for 2006 is $1,389,000 with estimated property net operating income for 2006 of $1,366,000. Property net operating income for the nine months ended September 30, 2006 was $1,029,000.
     EastGroup has one reportable segment--industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trust's (NAREIT's) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and nine months ended September 30, 2006 and 2005 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                  Three Months Ended         Nine Months Ended
                                                                                     September 30,             September 30,
                                                                                ------------------------------------------------
                                                                                  2006          2005        2006           2005
                                                                                ------------------------------------------------
                                                                                     (In thousands, except per share data)
Income from real estate operations............................................  $ 34,168      31,128       99,976        91,010
Expenses from real estate operations..........................................    (9,576)     (8,987)     (27,897)      (25,787)
                                                                                ------------------------------------------------
PROPERTY NET OPERATING INCOME.................................................    24,592      22,141       72,079        65,223

Equity in earnings of unconsolidated investment (before depreciation).........       107         113          312           476
Income from discontinued operations (before depreciation and amortization)....         -         562          341         1,723
Interest income...............................................................        68          26          111           235
Other income..................................................................       221          28          255           144
Interest expense..............................................................    (6,314)     (5,738)     (19,046)      (17,508)
General and administrative expense............................................    (1,990)     (1,573)      (5,434)       (5,266)
Minority interest in earnings (before depreciation and amortization)..........      (217)       (150)        (565)         (463)
Gain on sale of nondepreciable real estate investments........................         7          33          662            33
Dividends on Series D preferred shares........................................      (656)       (656)      (1,968)       (1,968)
                                                                                ------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................    15,818      14,786       46,747        42,629
Depreciation and amortization from continuing operations......................   (10,559)     (9,400)     (31,319)      (27,770)
Depreciation and amortization from discontinued operations....................         -        (205)        (182)         (693)
Depreciation from unconsolidated investment...................................       (33)        (25)         (99)          (99)
Minority interest depreciation and amortization...............................        38          35          113           105
Gain on sale of depreciable real estate investments...........................         -           -          429         1,131
                                                                                ------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................     5,264       5,191       15,689        15,303
Dividends on preferred shares.................................................       656         656        1,968         1,968
                                                                                ------------------------------------------------

NET INCOME....................................................................  $  5,920       5,847       17,657        17,271
                                                                                ================================================

Net income available to common stockholders per diluted share.................  $    .23         .23          .70           .70
Funds from operations available to common stockholders per diluted share......       .70         .67         2.09          1.96

Diluted shares for earnings per share and funds from operations...............    22,553      22,130       22,334        21,805

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the third quarter of 2006 was $.70 per share compared with $.67 per share for the same period of 2005, an increase of 4.5%. The increase in FFO was mainly due to a PNOI increase of $2,451,000, or 11.1%. The increase in PNOI was primarily attributable to $448,000 from 2005 acquisitions, $789,000 from newly developed properties and $1,189,000 from same property growth. The third quarter of 2006 was the ninth consecutive quarter of increased FFO as compared to the previous year's quarter.

     For the nine months ended September 30, 2006, FFO was $2.09 per share compared with $1.96 per share for the same period in 2005, an increase of 6.6%. The increase in FFO for 2006 was mainly due to a PNOI increase of $6,856,000, or 10.5%. The increase in PNOI was primarily attributable to $2,148,000 from 2005 acquisitions, $2,157,000 from newly developed properties and $2,464,000 from same property growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 5.4% for the quarter ended September 30, 2006. The third quarter of 2006 was the thirteenth consecutive quarter of improved same property operations. For the nine months ended September 30, 2006, PNOI from same properties increased 4.0%.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at September 30, 2006 was 95.6%, the highest level since the fourth quarter of 2000, and an increase from June 30, 2006 of 94.0% and March 31, 2006 of 93.8%. Occupancy has ranged from 91.0% to 95.6% for fourteen consecutive quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases averaged 14.1% for the third quarter of 2006; for the nine months, rental rate increases averaged 11.3%.

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

FINANCIAL CONDITION

     EastGroup's assets were $880,263,000 at September 30, 2006, an increase of $16,725,000 from December 31, 2005. Liabilities decreased $37,307,000 to
$459,665,000  and  stockholders'  equity  increased  $53,612,000 to $418,476,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $14,072,000 during the nine months ended September 30, 2006 primarily due to the transfer of six properties from development with total costs of $26,208,000, as detailed below. These increases were offset by the transfer of four properties with costs of $23,281,000 to real estate held for sale, which were subsequently sold.

        Real Estate Properties Transferred from                                                 Date            Cost at
                  Development in 2006                    Location               Size         Transferred        Transfer
        --------------------------------------------------------------------------------------------------------------------
                                                                           (Square feet)                      (In thousands)
        Southridge V............................    Orlando, FL                70,000         01/01/06          $     4,458
        Executive Airport CC II.................    Fort Lauderdale, FL        55,000         02/01/06                4,522
        Palm River South II.....................    Tampa, FL                  82,000         03/31/06                4,897
        Southridge I............................    Orlando, FL                41,000         04/01/06                3,666
        Southridge IV...........................    Orlando, FL                70,000         08/15/06                4,727
        Sunport Center VI.......................    Orlando, FL                63,000         09/15/06                3,938
                                                                            -----------                        -------------
              Total Developments Transferred.                                 381,000                           $    26,208
                                                                            ===========                        =============

     The Company made capital improvements of $9,593,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $1,849,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer.

Development
     The  investment  in  development  at  September  30,  2006 was  $98,375,000 compared to $77,483,000 at December 31, 2005. Total capital invested for development in the first nine months of 2006 was $48,176,000. In addition to the costs of $46,327,000 incurred for the nine months ended September 30, 2006 as detailed in the development activity table, the Company incurred costs of $1,849,000 on developments during the 12-month period following transfer to real estate properties.
     During 2006, EastGroup acquired 17.7 acres of development land in Phoenix for $5,828,000 and 17.5 acres of development land in San Antonio for $2,499,000, both of which are included in the development activity table below under Prospective Development.
     In the fourth quarter of 2005, 55 Castilian, LLC, a wholly-owned subsidiary of EastGroup, acquired Castilian Research Center in Goleta (Santa Barbara), California for $4,129,000. As originally contemplated, during the second quarter of 2006, 55 Castilian sold (at cost) a 20% ownership interest to an entity controlled by its co-developer partner who is also a 20% co-owner of the Company's University Business Center complex in the same submarket. The partner contributed $350,000 and EastGroup contributed $1,400,000 as capital to 55
Castilian. EastGroup will loan 55 Castilian the remaining acquisition and construction funds. Castilian, which contains 35,000 square feet and is currently vacant, is being redeveloped into a state-of-the-art incubator R&D facility with a projected additional investment of approximately $3.2 million for a total investment of over $7 million.
     The Company transferred six developments (all currently 100% leased) to real estate properties during the first nine months of 2006 with a total investment of $26,208,000 as of the date of transfer. The Company transferred into development two parcels of land formerly held for sale with costs of $773,000.

                                                                                    Costs Incurred
                                                                   -------------------------------------------------
                                                                          Costs            For the       Cumulative
                                                                       Transferred       Nine Months        as of       Estimated
DEVELOPMENT                                                Size         in 2006(1)      Ended 9/30/06      9/30/06     TotalCosts(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                       (Square feet)                             (In thousands)
LEASE-UP
 Techway SW III, Houston, TX.......................        100,000      $      -                248          4,644           5,700
 Arion 14, San Antonio, TX.........................         66,000             -              1,997          3,648           3,700
 World Houston 21, Houston, TX.....................         68,000             -              1,573          3,665           3,800
 Santan 10 II, Chandler, AZ........................         85,000             -              2,427          5,300           5,600
 Southridge II, Orlando, FL........................         41,000             -              1,886          3,342           4,700
 World Houston 15, Houston, TX.....................         63,000             -              2,022          4,449           5,800
 Oak Creek III,  Tampa, FL.........................         61,000             -              2,488          3,430           3,900
 Arion 17, San Antonio, TX.........................         40,000             -              1,336          2,664           3,500
                                                      ------------------------------------------------------------------------------
Total Lease-up.....................................        524,000             -             13,977         31,142          36,700
                                                      ------------------------------------------------------------------------------

                                                                                       Costs Incurred
                                                                   --------------------------------------------------
                                                                          Costs            For the       Cumulative
                                                                       Transferred       Nine Months        as of       Estimated
DEVELOPMENT                                                Size         in 2006(1)      Ended 9/30/06      9/30/06    Total Costs(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                       (Square feet)                             (In thousands)
UNDER CONSTRUCTION
  Southridge VI, Orlando, FL.......................         81,000         2,580              1,785          4,365           5,700
  Oak Creek V,  Tampa, FL..........................        100,000         1,389              2,567          3,956           6,400
  Beltway Crossing II, III & IV, Houston, TX.......        160,000         2,388              2,978          5,366           9,300
  Castilian Research Center, Santa Barbara, CA.....         35,000             -                584          4,775           7,300
  Southridge III, Orlando, FL......................         81,000         1,532              1,673          3,205           5,900
  SunCoast I & II, Fort Myers, FL..................        126,000         3,392                  -          3,392          10,900
  Arion 16, San Antonio, TX........................         64,000           758                  -            758           4,200
  World Houston 22, Houston, TX....................         68,000         1,926                  -          1,926           4,000
  World Houston 23, Houston, TX....................        125,000         1,274                921          2,195           8,400
                                                      ------------------------------------------------------------------------------
Total Under Construction...........................        840,000        15,239             10,508         29,938          62,100
                                                      ------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ......................................        398,000             -              6,312          7,473          32,100
  Tucson, AZ.......................................         70,000             -                  -            326           3,500
  Tampa, FL........................................        364,000        (1,389)             1,590          5,072          18,900
  Orlando, FL......................................        652,000        (4,112)             2,968          7,441          47,500
  West Palm Beach, FL..............................         20,000             -                106            660           2,300
  Fort Myers, FL...................................              -        (3,392)             1,311              -               -
  El Paso, TX......................................        251,000             -                  -          2,444           9,600
  Houston, TX......................................      1,018,000        (4,815)             3,235          9,934          54,700
  San Antonio, TX..................................        303,000          (758)             2,998          3,240          20,600
  Jackson, MS......................................         28,000             -                  -            705           2,000
                                                      ------------------------------------------------------------------------------
Total Prospective Development......................      3,104,000       (14,466)            18,520         37,295         191,200
                                                      ------------------------------------------------------------------------------
                                                         4,468,000      $    773             43,005         98,375         290,000
                                                      ==============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING THE
NINE MONTHS ENDED SEPTEMBER 30, 2006
  Southridge V, Orlando, FL........................         70,000      $      -               (214)         4,458
  Executive Airport CC II, Fort Lauderdale, FL.....         55,000             -                 38          4,522
  Palm River South II, Tampa, FL...................         82,000             -                862          4,897
  Southridge I, Orlando, FL........................         41,000             -                735          3,666
  Southridge IV, Orlando, FL.......................         70,000             -              1,297          4,727
  Sunport Center VI, Orlando, FL...................         63,000             -                604          3,938
                                                      --------------------------------------------------------------
Total Transferred to Real Estate Properties........        381,000      $      -              3,322         26,208  (3)
                                                      ==============================================================

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

     Accumulated depreciation on real estate properties increased $19,906,000 primarily due to depreciation expense of $26,364,000 on real estate properties, offset by accumulated depreciation of $6,340,000 on four properties transferred to real estate held for sale in 2006 as discussed below.
     Real estate held for sale, consisting of two parcels of land in Houston, Texas, was $773,000 at December 31, 2005. As a result of a change in plans by management, this land was transferred into the development portfolio during 2006. Four Memphis properties, Senator 1, Senator 2, Southeast Crossing and Lamar 1, were transferred to real estate held for sale in the first nine months of 2006 and were subsequently sold during the same period. The sale of these properties continues to reflect the Company's plan of reducing ownership in Memphis, a noncore market, as market conditions permit. See Results of Operations for a summary of the gains on the sale of these properties.
     A summary of Other Assets is presented in Note 9 in the Notes to the Consolidated Financial Statements.

LIABILITIES
     Mortgage notes payable increased $15,614,000 during the nine months ended September 30, 2006. In August, the Company closed a new $38,000,000, nonrecourse first mortgage loan secured by two properties. The loan has a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note were used to repay maturing mortgages of approximately $15,429,000 and to reduce variable rate bank borrowings. Other decreases were regularly scheduled principal payments of $6,587,000 and mortgage loan premium amortization of $322,000.
     Notes payable to banks decreased $61,064,000 as a result of repayments of $181,233,000 exceeding advances of $120,169,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 10 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY
     Additional paid-in capital on common shares increased $71,783,000 during the nine months ended September 30, 2006. On September 13, 2006, EastGroup closed the sale of 1,437,500 shares of its common stock. Total net proceeds from the offering of the shares were approximately $68.1 million after deducting the underwriting discount and other offering expenses. Additionally, see Note 14 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.
     Distributions in excess of earnings increased $18,184,000 as a result of dividends on common and preferred stock of $35,841,000 exceeding net income for financial reporting purposes of $17,657,000.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2006 compared to the same periods in 2005.)

     Net income available to common stockholders for the three and nine months ended September 30, 2006 was $5,264,000 ($.24 per basic and $.23 per diluted share) and $15,689,000 ($.71 per basic and $.70 per diluted share) compared to $5,191,000 ($.24 per basic and $.23 per diluted share) and $15,303,000 ($.71 per basic and $.70 per diluted share) for the three and nine months ended September 30, 2005.
     PNOI for the three months increased by $2,451,000, or 11.1%, due to increased average occupancy and new acquisitions and developments. The Company's percentage leased and occupied were 96.3% and 95.6%, respectively, at September 30, 2006 compared to 94.8% and 93.6% at September 30, 2005. The increase in PNOI was primarily attributable to $448,000 from 2005 acquisitions, $789,000 from newly developed properties and $1,189,000 from same property growth.
     For the nine months, PNOI increased $6,856,000, or 10.5%, which resulted mainly from $2,148,000 attributable to 2005 acquisitions, $2,157,000 from newly developed properties and $2,464,000 from same property growth.
     The following table presents the components of interest expense for the three and nine months ended September 30, 2006 and 2005:

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                    September 30,
                                                                    ----------------------------------------------------------------
                                                                                          Increase                        Increase
                                                                       2006      2005    (Decrease)    2006       2005   (Decrease)
                                                                    ----------------------------------------------------------------
                                                                                 (In thousands, except rates of interest)
Average bank borrowings......................................       $107,145    97,833      9,312    116,352     96,675     19,677
Weighted average variable interest rates.....................          6.47%     4.65%                 6.04%      4.28%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)....       $  1,747     1,148        599      5,256      3,095      2,161
Amortization of bank loan costs..............................             88        89         (1)       266        267         (1)
                                                                    ----------------------------------------------------------------
Total variable rate interest expense.........................          1,835     1,237        598      5,522      3,362      2,160
                                                                    ----------------------------------------------------------------

FIXED RATE INTEREST EXPENSE (1)
Fixed rate interest (excluding loan cost amortization).......          5,484     4,998        486     16,277     15,487        790
Amortization of mortgage loan costs..........................            115       113          2        343        338          5
                                                                    ----------------------------------------------------------------
Total fixed rate interest expense............................          5,599     5,111        488     16,620     15,825        795
                                                                    ----------------------------------------------------------------

Total interest...............................................          7,434     6,348      1,086     22,142     19,187      2,955
Less capitalized interest....................................         (1,120)     (610)      (510)    (3,096)    (1,679)    (1,417)
                                                                    ----------------------------------------------------------------

TOTAL INTEREST EXPENSE.......................................       $  6,314     5,738        576     19,046     17,508      1,538
                                                                    ================================================================

(1) Does not include interest expense of zero and $64,000 for the three and nine months ended September 30, 2005 for Lamar II which was sold in June 2005 and the operations of which are included in discontinued operations for the same periods. The mortgage for this property was required to be repaid in full upon the sale of the property.

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. Higher bank borrowings were attributable to increased acquisition and development activity during 2005 and 2006. The Company's weighted average variable interest rates for the three and nine-month periods of 2006 were significantly higher than in the same periods of 2005 due to increases in short-term rates.
     Mortgage interest expense for the three and nine months ended September 30, 2006 increased primarily due to the new $38 million new mortgage in August 2006 and new mortgages and assumed mortgages on acquired properties in 2005, all detailed in the table below. The Company recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair market value. These premiums are being amortized over the lives of the assumed mortgages and reduce the contractual interest expense on these loans. The interest rates and amounts shown below for the assumed mortgages represent the fair market rates and values, respectively, at the dates of assumption.

     NEW AND ASSUMED MORTGAGES IN 2005 AND 2006                        INTEREST RATE            DATE             AMOUNT
     ----------------------------------------------------------------------------------------------------------------------
     Arion Business Park (assumed)..............................           4.450%             01/21/05       $  21,060,000
     Interstate Distribution Center - Jacksonville (assumed)....           5.640%             03/31/05           4,997,000
     Chamberlain, LakePointe, Techway Southwest II and
       World Houston 19 & 20....................................           4.980%             11/30/05          39,000,000
     Oak Creek Distribution Center IV (assumed).................           5.680%             12/07/05           4,443,000
     Huntwood and Wiegman Distribution Centers..................           5.680%             08/08/06          38,000,000
                                                                       -------------                        ---------------
       Weighted Average/Total Amount............................           5.183%                            $ 107,500,000
                                                                       =============                        ===============

     These increases were offset by regularly scheduled principal payments and the repayment of seven mortgages totaling $33,864,000 during 2005 and 2006 as shown in the table below.

     MORTGAGE LOANS REPAID IN 2005 AND 2006             INTEREST RATE       DATE REPAID      PAYOFF AMOUNT
     ------------------------------------------------------------------------------------------------------
     Westport Commerce Center.....................          8.000%           03/31/05        $   2,371,000
     Lamar Distribution Center II.................          6.900%           06/30/05            1,781,000
     Exchange Distribution Center I...............          8.375%           07/01/05            1,762,000
     LakePointe Business Park.....................          8.125%           07/01/05            9,738,000
     JetPort Commerce Park........................          8.125%           09/30/05            2,783,000
     Huntwood Distribution Center.................          7.990%           08/08/06           10,557,000
     Wiegman Distribution Center..................          7.990%           08/08/06            4,872,000
                                                        -------------                       ---------------
       Weighted Average/Total Amount..............          8.003%                           $  33,864,000
                                                        =============                       ===============

     Depreciation and amortization for continuing operations increased $1,159,000 and $3,549,000 for the three and nine months ended September 30, 2006 compared to the same periods in 2005. This increase was primarily due to properties acquired in 2005 and properties transferred from development during 2005 and 2006.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $97,000 and $814,000 for the three and nine months ended September 30, 2006, compared to $416,000 and $1,486,000 in the same periods in 2005.

Capital Expenditures
     Capital expenditures for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                   Estimated    -----------------------------------------------------
                                                  Useful Life    2006            2005          2006             2005
                                                  -------------------------------------------------------------------
                                                                                   (In thousands)
        Upgrade on Acquisitions..................    40 yrs      $   231         187             339            241
        Tenant Improvements:
           New Tenants...........................  Lease Life      1,353       1,100           5,214          3,221
           New Tenants (first generation) (1)....  Lease Life        396         134             676            544
           Renewal Tenants.......................  Lease Life        130         110             523            743
        Other:
           Building Improvements.................   5-40 yrs         441         256           1,297          1,020
           Roofs.................................   5-15 yrs         682          20           1,169            147
           Parking Lots..........................    3-5 yrs         204          64             299            865
           Other.................................     5 yrs           83          27             128            194
                                                                -----------------------------------------------------
              Total capital expenditures.........                $ 3,520       1,898           9,645          6,975
                                                                =====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                   Estimated    -----------------------------------------------------
                                                  Useful Life    2006            2005          2006             2005
                                                  -------------------------------------------------------------------
                                                                                   (In thousands)
        Development..........................     Lease Life     $    771        308           1,530          1,108
        New Tenants..........................     Lease Life          583        509           1,953          1,463
        New Tenants (first generation) (1)...     Lease Life           37         67             112            116
        Renewal Tenants......................     Lease Life          420        384           1,362          1,198
                                                                -----------------------------------------------------
              Total capitalized leasing costs                    $  1,811      1,268           4,957          3,885
                                                                =====================================================

        Amortization of leasing costs (2)....                    $  1,150        882           3,212          2,771
                                                                =====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following tables present the components of revenue and expense for the properties sold during the three and nine months ended September 30, 2006 and 2005.

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                  -----------------------------------------------
Discontinued Operations                                              2006         2005         2006         2005
-----------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
Income from real estate operations..............................  $     -          761           587       2,417
Expenses from real estate operations............................        -         (217)         (246)       (702)
                                                                  -----------------------------------------------
  Property net operating income from discontinued operations....        -          544           341       1,715

Other income....................................................        -           18             -          72
Interest expense................................................        -            -             -         (64)
Depreciation and amortization...................................        -         (205)         (182)       (693)
                                                                  -----------------------------------------------

Income from real estate operations..............................        -          357           159       1,030
    Gain on sale of real estate investments.....................        7           33         1,091       1,164
                                                                  -----------------------------------------------

Income from discontinued operations.............................  $     7          390         1,250       2,194
                                                                  ===============================================

     A summary of gains on sale of real estate investments for the nine months ended September 30, 2006 and 2005 follows:

                                                                            Date          Net                  Deferred   Recognized
     Real Estate Properties               Location             Size         Sold      Sales Price    Basis       Gain        Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In thousands)
2006
Madisonville land....................   Madisonvil1e, KY    1.2 Acres     01/05/06    $   804           27        168          609
Senator I & II/Southeast Crossing....   Memphis, TN         534,000 SF    03/09/06     14,870       14,466          -          404
Dallas land..........................   Dallas, TX          0.1 Acre      03/16/06         66           13          -           53
Lamar Distribution Center I..........   Memphis, TN         125,000 SF    06/30/06      2,979        2,951         18           10
Deferred gain recognized from
    previous sale....................                                                                                           15
                                                                                      ----------------------------------------------
                                                                                      $18,719       17,457        186        1,091
                                                                                      ==============================================
2005
Delp Distribution Center II..........   Memphis, TN         102,000 SF    02/23/05    $ 2,085        1,708          -          377
Lamar Distribution Center II.........   Memphis, TN         151,000 SF    06/30/05      3,710        2,956          -          754
Sabal Land...........................   Tampa, FL           1.9 Acres     09/30/05        239          206          -           33
                                                                                      ----------------------------------------------
                                                                                      $ 6,034        4,870          -        1,164
                                                                                      ==============================================

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. The new rule required that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured based on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS 123R had no material impact on its overall financial position or results of operations. See Note 14 in the Notes to the Consolidated Financial Statements for more information related to the Company's accounting for stock-based compensation.
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective on January 1, 2007. The Company expects that the adoption of FIN 48 in 2007 will have little or no impact on its overall financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS 123R. Also, as required under SFAS 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The Company expects that the adoption of Statement 157 in 2008 will have little or no impact on its overall financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108) which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company expects that the adoption of SAB 108 in 2007 will have little or no impact on its overall financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $52,729,000 for the nine months ended September 30, 2006. The primary other sources of cash were from bank borrowings, proceeds from a common stock offering and new mortgage note, and the sale of real estate properties. The Company distributed $33,062,000 in common and $1,968,000 in preferred stock dividends during the nine months ended September 30, 2006. Other primary uses of cash were for bank debt repayments, construction and development of properties, mortgage note payments and capital improvements at various properties.
     Total debt at September 30, 2006 and December 31, 2005 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at September 30, 2006 and December 31, 2005.

                                                           September 30, 2006    December 31, 2005
                                                          -----------------------------------------
                                                                        (In thousands)
        Mortgage notes payable - fixed rate...........     $        362,575                346,961
        Bank notes payable - floating rate............               55,700                116,764
                                                          -----------------------------------------
           Total debt.................................     $        418,275                463,725
                                                          =========================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's interest rate under this facility is LIBOR plus 95 basis points; except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At September 30, 2006, the weighted average interest rate was 5.92% on a balance of $55,700,000. The interest rate on each tranche is currently reset on a monthly basis.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in November 2006, which the Company customarily uses for working cash needs. EastGroup currently intends to renew this facility upon maturity. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 110 basis points. At September 30, 2006, the balance on this line was zero.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On September 13, 2006, EastGroup closed on the sale of 1,437,500 shares of its common stock. The net proceeds from the offering of the shares were approximately $68.1 million after deducting the underwriting discount and other offering expenses. EastGroup used the proceeds to repay borrowings under its credit facilities.

     In August 2006, the Company closed on a $38 million, nonrecourse first mortgage loan secured by properties containing 778,000 square feet. The loan has a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay the maturing mortgages on these properties of $15.4 million and to reduce floating rate bank borrowings.
     In October 2006, the Company closed on a $78 million, nonrecourse first mortgage loan secured by properties containing 1,316,000 square feet. The loan has a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay a maturing $20.5 million mortgage and to reduce floating rate bank borrowings.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2005 did not materially change during the nine months ended September 30, 2006 except for the increase in mortgage loan borrowings and the decrease in bank borrowings discussed above.

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

                                               Oct-Dec
                                                2006       2007       2008     2009     2010    Thereafter     Total     Fair Value
                                              --------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)........     $ 22,957    24,465     10,738   40,791    9,169     254,455     362,575     370,694(2)
Weighted average interest rate...........        4.66%     7.29%      6.32%    6.66%    6.05%       6.12%       6.17%
Variable rate debt (in thousands)........     $      -         -     55,700        -        -           -      55,700      55,700
Weighted average interest rate...........            -         -      5.92%        -        -           -       5.92%

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

     As the table above incorporates only those exposures that existed as of September 30, 2006, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 59 basis points, interest expense and cash flows would increase or decrease by approximately $330,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,040,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                      Current Notional                                                         Fair Value      Fair Value
     Type of Hedge         Amount          Maturity Date      Reference Rate    Fixed Rate     at 9/30/06      at 12/31/05
     ---------------------------------------------------------------------------------------------------------------------
                       (In thousands)                                                                 (In thousands)
          Swap            $10,040            12/31/10         1 month LIBOR       4.03%           $324             $311

FORWARD-LOOKING STATEMENTS

     In addition to historical information, certain sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's hopes, expectations, anticipations, intentions, beliefs, budgets, strategies regarding the future, the anticipated performance of development and acquisition properties, capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or nonrenewal of leases; increased interest rates and operating costs; failure to obtain necessary outside financing; difficulties in identifying properties to acquire and in effecting acquisitions; failure to acquire, develop or sell properties as and when anticipated; failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended; environmental uncertainties; risks related to disasters and the costs of insurance to protect from such disasters; financial market fluctuations; changes in real estate and zoning laws; and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates and the effects to the economy from possible terrorism and related world events, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 8, 2006

                              EASTGROUP PROPERTIES, INC.

                              By:   /s/ BRUCE CORKERN
                                 -------------------------
                              Bruce Corkern, CPA
                              Senior Vice President, Controller and
                              Chief Accounting Officer


                              By:  /s/ N. KEITH MCKEY
                                 -------------------------
                              N. Keith McKey, CPA
                              Executive Vice President, Chief Financial Officer, Secretary and Treasurer