Form 10-K
period 2006-12-31
EASTGROUP PROPERTIES INC
filed 2007-02-28
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006       COMMISSION FILE NUMBER 1-07094

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $999,167,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 26, 2007 was 23,704,414.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Administration
     EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi. The Company has regional offices in Phoenix, Orlando and Houston and property management offices in Jacksonville, Tampa and Fort Lauderdale. Offices at these locations allow the Company to directly manage all of its Florida, Houston, Arizona and Mississippi properties, which together account for 57% of the Company's total portfolio on a square foot basis. In addition, the Company currently provides property administration (accounting of operations) for 100% of its total portfolio. The regional offices in Arizona, Florida and Texas also provide development capability and oversight in those states. As of February 26, 2007, EastGroup had 63 full-time employees and one part-time employee.

Operations
     EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States with an emphasis in the states of Florida, Texas, Arizona and California. The Company's goal is to maximize shareholder value by being the leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. EastGroup's strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets. Over 99% of the Company's revenue is generated from renting warehouse distribution space.
     During 2006, EastGroup expanded its investments principally through the transfer of nine properties (615,000 square feet) from development to real estate properties, by the acquisition of one property (four buildings) comprised of 322,000 square feet of warehouse space and through the acquisition of 95 acres of land for future development. The Company sold six properties (879,000 square feet) and three small parcels of land (2.1 acres in total) during 2006. The Company's current portfolio includes 22.1 million square feet of real estate properties with an additional 1,458,000 square feet under development.
     EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans secured by real property. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.
     EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions require. In addition, the Company may provide financing to a partner in connection with an acquisition of real estate in certain situations.
     EastGroup does not presently intend to invest in the securities of other issuers for the purpose of exercising control.
     The Company intends to continue to qualify as a REIT under the Code. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its shareholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.
     EastGroup has no present intention of acting as an underwriter of offerings of securities of other issuers. The strategies and policies set forth above were determined and are subject to review by EastGroup's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its stockholders, which contain financial statements audited by the Company's independent registered public accounting firm.

Environmental Matters
     Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. EastGroup's properties have been subjected to Phase I Environmental Site Assessments (ESAs) by independent environmental consultants. These reports have not revealed any potential significant environmental liability. Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup's business, assets, financial position or results of operations.

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

Risks Associated with Our Properties
     We may be unable to lease space. When a lease expires, a tenant may elect not to renew it. We may not be able to re-lease the property on similar terms, if we are able to re-lease the property at all. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. We also develop properties with no pre-leasing. If we are unable to lease all or a substantial portion of our properties, or if the rental rates upon such leasing are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures, and our ability to make expected distributions to stockholders, may be adversely affected.

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

     Our investment in property development may be more costly than we anticipate. We intend to continue to develop properties where market conditions warrant such investment. Once made, our investments may not produce results in accordance with our expectations. Risks associated with our current and future development and construction activities include:

     o    the availability of favorable financing alternatives;
     o construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;
     o construction and lease-up delays resulting in increased debt service, fixed expenses and construction costs;
     o expenditure of funds and devotion of management's time to projects that we do not complete;
     o occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and
     o    complications   (including   building   moratoriums   and  anti-growth
          legislation) in obtaining necessary zoning, occupancy and other governmental permits.

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

     Coverage under our existing insurance policies may be inadequate to cover losses. We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Moreover, as a number of our properties are located in California, an area known for seismic activity, we may incur material losses in the future in excess of insurance proceeds from our earthquake insurance. While we presently carry earthquake insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

     We face possible environmental liabilities. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for substantial property or natural resource damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may affect adversely the owner's ability to use, sell or lease real estate or to borrow using the real estate as collateral. We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we currently or formerly owned. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, released from, or present at, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. Although ESAs have been conducted at our properties to identify potential sources of contamination at the properties, such ESAs do not reveal all environmental liabilities or compliance concerns that could arise from the properties. Moreover, material environmental liabilities or compliance concerns may exist, of which we are currently unaware, that in the future may have a material adverse effect on our business, assets or results of operations.

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

     Fluctuations in interest rates may adversely affect our operations and value of our stock. As of December 31, 2006, we had approximately $29 million of variable interest rate debt. As of December 31, 2006, the weighted average interest rate on our variable rate debt was 5.98%. We may also incur indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates. Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

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

     We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we may be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders as a condition of REIT qualification. Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2010. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code. To qualify as a REIT, we must comply with certain highly technical and complex requirements. We cannot be certain we have complied with these requirements because there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. We cannot assure you that we will remain qualified as a REIT.

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

     We have adopted a stockholder rights plan that may make a change in control difficult. Under the terms of the plan, we declared a dividend of rights on our common stock. The rights issued under the plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 15% or more of our shares, our Board of Directors determines that a substantial stockholder's ownership may be adverse to the interests of our other stockholders or our qualification as a REIT, or other similar events. The plan could have the effect of deterring or preventing our acquisition, even if a majority of our stockholders were in favor of such acquisition, and could have the effect of making it more difficult for a person or group to gain control of us or to change existing management.

     We have severance and change in control agreements with certain of our officers that may deter changes in control of the Company. If, within a certain time period (as set in the officer's agreement) following a change in control, we terminate the officer's employment other than for cause, or if the officer elects to terminate his or her employment with us for reasons specified in the agreement, we will make a severance payment equal to the officer's average annual compensation times an amount specified in the officer's agreement, together with the officer's base salary and vacation pay that have accrued but are unpaid through the date of termination. These agreements may deter a change in control because of the increased cost for a third party to acquire control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2. PROPERTIES.

     EastGroup owned 181 industrial properties and one office building at December 31, 2006. These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona and California, the majority of which are clustered around major transportation features in supply constrained submarkets. The Company has developed over 29% of its total portfolio. The Company's focus is the ownership of business distribution space (77% of the total portfolio) with the remainder in bulk distribution space (19%) and business service space (4%). Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet. See Consolidated
Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company's properties.
     At December 31, 2006, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

Shares of Common Stock Market Prices and Dividends

                              Calendar 2006                                          Calendar 2005
        --------------------------------------------------------------------------------------------------------------
          Quarter          High          Low          Distributions          High          Low          Distributions
        --------------------------------------------------------------------------------------------------------------
        First              $48.60         44.12              $ .490          $39.90         35.60              $ .485
        Second              47.50         42.54                .490           43.50         36.21                .485
        Third               51.29         45.23                .490           45.74         39.83                .485
        Fourth              56.50         48.95                .490           46.95         40.00                .485
                                                      --------------                                    --------------
                                                             $1.960                                            $1.940
                                                      ==============                                    ==============

     As of February 26, 2007, there were approximately 925 holders of record of the Company's 23,704,414 outstanding shares of common stock. The Company distributed all of its 2006 and 2005 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2006 and 2005.

Federal Income Tax Treatment of Share Distributions

                                                                   Years Ended December 31,
                                                                  --------------------------
                                                                     2006            2005
                                                                  --------------------------
        Common Share Distributions:
           Ordinary Income......................................    $1.3660         1.4816
           Return of capital....................................          -          .3724
           Unrecaptured Section 1250 long-term capital gain.....      .4160          .0828
           Other long-term capital gain.........................      .1780          .0032
                                                                  --------------------------
        Total Common Distributions..............................    $1.9600         1.9400
                                                                  ==========================

Securities Authorized For Issuance Under Equity Compensation Plans
     See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding the Company's equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                Total Number        Average           Total Number of Shares               Maximum Number of Shares
                                 of Shares        Price Paid       Purchased as Part of Publicly          That May Yet Be Purchased
            Period               Purchased         Per Share        Announced Plans or Programs          Under the Plans or Programs
     -------------------------------------------------------------------------------------------------------------------------------
     10/01/06 thru 10/31/06          -                 -                        -                                  672,300
     11/01/06 thru 11/30/06          -                 -                        -                                  672,300
     12/01/06 thru 12/31/06        8,821 (1)        $53.56                      -                                  672,300 (2)
                              ------------------------------------------------------------------
     Total                         8,821            $53.56                      -
                              ==================================================================

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

Performance Graph

     The following graph compares, over the five years ended December 31, 2006, the cumulative total shareholder return on EastGroup's Common Stock with the cumulative total return of the Standard & Poor's 500 Index (S&P 500) and the Equity REIT index prepared by the National Association of Real Estate Investment Trusts (NAREIT Equity).
     The performance graph and related information shall not be deemed "soliciting material" or be deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.


                                [GRAPHIC OMITTED]

                                                     Fiscal years ended December 31,
                                  --------------------------------------------------------------------
                                    2001        2002        2003        2004        2005        2006
                                  --------------------------------------------------------------------
           EastGroup               100.00      118.95      161.56      201.89      249.11      307.38
           NAREIT Equity           100.00      103.82      142.37      187.33      210.11      283.77
           S&P 500                 100.00       76.63       96.84      105.55      108.72      123.53

     Assumes that the value of the investment in shares of the EastGroup's Common Stock and each index was $100 on December 31, 2001 and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                          Years Ended December 31,
                                                                    ----------------------------------------------------------------
                                                                        2006          2005         2004         2003        2002
                                                                    ----------------------------------------------------------------
                                                                                 (In thousands, except per share data)
OPERATING DATA
Revenues
  Income from real estate operations............................    $  133,144      120,710      109,186      102,145      97,253
  Equity in earnings of unconsolidated investment...............           287          450           69            -           -
  Other income..................................................           182          413          356          151         542
                                                                    ----------------------------------------------------------------
                                                                       133,613      121,573      109,611      102,296      97,795
                                                                    ----------------------------------------------------------------
Expenses
  Expenses from real estate operations..........................        37,354       34,496       30,820       30,233      28,088
  Depreciation and amortization.................................        41,525       37,871       31,433       30,388      28,356
  General and administrative....................................         7,401        6,874        6,711        4,966       4,179
  Minority interest in joint ventures...........................           600          484          490          416         375
                                                                    ----------------------------------------------------------------
                                                                        86,880       79,725       69,454       66,003      60,998
                                                                    ----------------------------------------------------------------

Operating Income                                                        46,733       41,848       40,157       36,293      36,797

Other Income (Expense)
  Gain on sale of nonoperating real estate......................           123            -            -            -           -
  Gain on sale of real estate investments.......................             -            -            -            -          93
  Gain on securities............................................             -            -            -          421       1,836
  Interest income...............................................           142          247          121           22         309
  Interest expense..............................................       (24,616)     (23,444)     (20,349)     (18,878)    (17,246)
                                                                    ----------------------------------------------------------------
Income from Continuing Operations                                       22,382       18,651       19,929       17,858      21,789

Discontinued operations
  Income from real estate operations............................         1,125        2,376        1,948        2,475       1,903
  Gain (loss) on sale of real estate investments................         5,727        1,164        1,450          112         (66)
                                                                    ----------------------------------------------------------------
Income from discontinued operations.............................         6,852        3,540        3,398        2,587       1,837
                                                                    ----------------------------------------------------------------


Net income .....................................................        29,234       22,191       23,327       20,445      23,626
  Preferred dividends-Series A..................................             -            -            -        2,016       3,880
  Preferred dividends-Series B..................................             -            -            -        2,598       6,128
  Preferred dividends-Series D..................................         2,624        2,624        2,624        1,305           -
  Costs on redemption of Series A preferred.....................             -            -            -        1,778           -
                                                                    ----------------------------------------------------------------
Net income available to common stockholders.....................    $   26,610       19,567       20,703       12,748      13,618
                                                                    ================================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations.............................    $      .88          .74          .83          .57         .74
  Income from discontinued operations...........................           .31          .17          .17          .15         .12
                                                                    ----------------------------------------------------------------
  Net income available to common stockholders...................    $     1.19          .91         1.00          .72         .86
                                                                    ================================================================

  Weighted average shares outstanding...........................        22,372       21,567       20,771       17,819      15,868
                                                                    ================================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations.............................    $      .87          .73          .82          .56         .73
  Income from discontinued operations...........................           .30          .16          .16          .14         .11
                                                                    ----------------------------------------------------------------
  Net income available to common stockholders...................    $     1.17          .89          .98          .70         .84
                                                                    ================================================================

  Weighted average shares outstanding...........................        22,692       21,892       21,088       18,194      16,237
                                                                    ================================================================

OTHER PER SHARE DATA
  Book value (at end of year)...................................    $    16.28        15.06        15.14        16.01       15.11
  Common distributions declared.................................          1.96         1.94         1.92         1.90        1.88
  Common distributions paid.....................................          1.96         1.94         1.92         1.90        1.88

BALANCE SHEET DATA (AT END OF YEAR)
  Real estate investments, at cost .............................    $1,091,491    1,024,459      904,312      842,577     791,684
  Real estate investments, net of accumulated depreciation......       860,385      818,032      729,250      695,643     672,707
  Total assets..................................................       911,787      863,538      768,664      729,267     703,737
  Mortgage, bond and bank loans payable.........................       446,506      463,725      390,105      338,272     322,300
  Total liabilities.............................................       490,842      496,972      414,974      360,518     345,493
  Minority interest in joint ventures...........................         2,148        1,702        1,884        1,804       1,759
  Total stockholders' equity....................................       418,797      364,864      351,806      366,945     356,485

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The  Company's  primary  revenue  is rental  income;  as such,  EastGroup's greatest challenge is leasing space. During 2006, leases on 4,158,000 square feet (19.1%) of EastGroup's total square footage of 21,808,000 expired, and the Company was successful in renewing or re-leasing 85% of that total. In addition, EastGroup leased 1,229,000 square feet of other vacant space during the year. During 2006, average rental rates on new and renewal leases increased by 11.2%.
     EastGroup's total leased percentage increased to 96.6% at December 31, 2006 from 95.3% at December 31, 2005. Leases scheduled to expire in 2007 were 15.2% of the portfolio on a square foot basis at December 31, 2006, and this figure was reduced to 13.2% as of February 26, 2007. Property net operating income from same properties increased 4.7% for 2006 as compared to 2005. The fourth quarter of 2006 was EastGroup's fourteenth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2006, EastGroup purchased 95.1 acres of land for development in four markets and one property (322,000 square feet in four buildings) in Charlotte, North Carolina for a total of approximately $41 million. Charlotte is a new market for EastGroup and is the third new market for the Company over the past three years. In January 2007, EastGroup purchased three additional buildings (181,000 square feet) in Charlotte for $9.3 million and a 60,000 square foot building in Dallas for $2.9 million and, in February 2007, the Company purchased two buildings (231,000 square feet) in San Antonio for $10.6 million.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During 2006, the Company transferred nine properties (615,000 square feet) with aggregate costs of $38.2 million at the date of transfer from development to real estate properties. Eight of the nine properties are 100% leased and one is 54% leased.
     The Company sold six properties (five in Memphis and one in Michigan--noncore markets) and several parcels of land during 2006 for a net sales price of $38.9 million, generating combined gains of $6.3 million, of which approximately $500,000 was deferred. These dispositions represented opportunities to recycle capital into acquisitions and development with greater upside potential.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     In September 2006, the Company closed on the sale of 1,437,500 shares of its common stock. The net proceeds from the offering of the shares were approximately $68.1 million after deducting the underwriting discount and other offering expenses. EastGroup used the proceeds to repay borrowings under its credit facilities.
     In August 2006, the Company closed on a $38 million, nonrecourse first mortgage loan secured by properties containing 778,000 square feet. The loan has a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay the maturing mortgages on these properties of $15.4 million and to reduce floating rate bank borrowings.
     In October 2006, the Company closed on a $78 million, nonrecourse first mortgage loan secured by properties containing 1,316,000 square feet. The loan has a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay a maturing $20.5 million mortgage and to reduce floating rate bank borrowings.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through February 2007. EastGroup is obligated under a recourse mortgage loan on the property for $10,040,000 as of December 31, 2006. Property net operating income for 2006 was $1,372,000 for the property occupied by Tower. Rental income due for 2007 is $1,389,000 with estimated property net operating income for 2007 of $1,369,000.
     EastGroup has one reportable segment--industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on NAREIT's definition.

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

                                                                                         Years Ended December 31,
                                                                                -----------------------------------------
                                                                                    2006           2005           2004
                                                                                -----------------------------------------
                                                                                              (In thousands)
Income from real estate operations............................................   $ 133,144        120,710        109,186
Expenses from real estate operations..........................................     (37,354)       (34,496)       (30,820)
                                                                                -----------------------------------------
PROPERTY NET OPERATING INCOME.................................................      95,790         86,214         78,366

Equity in earnings of unconsolidated investment (before depreciation).........         419            582             84
Income from discontinued operations (before depreciation and amortization)....       1,817          3,811          3,966
Interest income...............................................................         142            247            121
Other income..................................................................         182            413            356
Interest expense..............................................................     (24,616)       (23,444)       (20,349)
General and administrative expense............................................      (7,401)        (6,874)        (6,711)
Minority interest in earnings (before depreciation and amortization)..........        (751)          (625)          (633)
Gain on sale of nondepreciable real estate investments........................         791             33              -
Dividends on Series D preferred shares........................................      (2,624)        (2,624)        (2,624)
                                                                                -----------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................      63,749         57,733         52,576
Depreciation and amortization from continuing operations......................     (41,525)       (37,871)       (31,433)
Depreciation and amortization from discontinued operations....................        (692)        (1,435)        (2,018)
Depreciation from unconsolidated investment...................................        (132)          (132)           (15)
Minority interest depreciation and amortization...............................         151            141            143
Gain on sale of depreciable real estate investments...........................       5,059          1,131          1,450
                                                                                -----------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................      26,610         19,567         20,703
Dividends on preferred shares.................................................       2,624          2,624          2,624
                                                                                -----------------------------------------

NET INCOME....................................................................   $  29,234         22,191         23,327
                                                                                =========================================

Net income available to common stockholders per diluted share.................   $    1.17            .89            .98
Funds from operations available to common stockholders per diluted share......        2.81           2.64           2.49

Diluted shares for earnings per share and funds from operations...............      22,692         21,892         21,088

The Company analyzes the following performance trends in evaluating the progress of the Company:

     o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the fourth quarter of 2006 was $.72 per share compared with $.68 per share for the same period of 2005, an increase of 5.9%. The increase in FFO was mainly due to a PNOI increase of $2,588,000, or 11.7%. The increase in PNOI was primarily attributable to $1,327,000 from same property growth, $917,000 from newly developed properties and $253,000 from 2005 and 2006 acquisitions. The fourth quarter of 2006 was the tenth consecutive quarter of increased FFO as compared to the previous year's quarter.

     o For the year 2006, FFO was $2.81 per share compared with $2.64 per share for 2005, an increase of 6.4%. The increase in FFO for 2006 was mainly due to a PNOI increase of $9,576,000, or 11.1%. The increase in PNOI was primarily attributable to $3,795,000 from same property growth, $3,148,000 from newly developed properties and $2,455,000 from 2005 and 2006 acquisitions.

     o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 6.0% for the fourth quarter. The fourth quarter of 2006 was the fourteenth consecutive quarter of improved same property operations. For the year 2006, PNOI from same properties increased 4.7%.

     o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at December 31, 2006 was 95.9%, the highest level since the third quarter of 2000, and an increase from September 30, 2006 of 95.6%, June 30, 2006 of 94.0% and March 31, 2006 of 93.8%. Occupancy
          has ranged from 91.0% to 95.9% for fifteen consecutive quarters.

     o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases averaged 10.8% for the fourth quarter of 2006 and 11.2% for the year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
     The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge in the income statement.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2006, 2005 and 2004 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION

     EastGroup's assets were $911,787,000 at December 31, 2006, an increase of $48,249,000 from December 31, 2005. Liabilities decreased $6,130,000 to
$490,842,000  and  stockholders'  equity  increased  $53,933,000 to $418,797,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $30,325,000 during the year ended December 31, 2006 primarily due to the transfer of nine properties from development with total costs of $38,242,000, as detailed below. In addition, the Company purchased NorthPark Business Park (322,000 square feet) in Charlotte, a new market for EastGroup, for $19,539,000. The total purchase was allocated as follows: $18,690,000 to real estate properties, $1,095,000 to in-place lease intangibles (included in Other Assets on the consolidated balance sheet) and $246,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). These increases were offset by the transfer of six properties with costs of $42,232,000 to real estate held for sale, which were subsequently sold.

        Real Estate Properties Transferred from
                  Development in 2006                     Location               Size        Date Transferred       Cost at Transfer
        ----------------------------------------------------------------------------------------------------------------------------
                                                                             (Square feet)                           (In thousands)
        Southridge V...........................        Orlando, FL               70,000          01/01/06           $         4,458
        Executive Airport CC II................        Fort Lauderdale, FL       55,000          02/01/06                     4,522
        Palm River South II....................        Tampa, FL                 82,000          03/31/06                     4,897
        Southridge I...........................        Orlando, FL               41,000          04/01/06                     3,666
        Southridge IV..........................        Orlando, FL               70,000          08/15/06                     4,727
        Sunport Center VI......................        Orlando, FL               63,000          09/15/06                     3,938
        Techway SW III.........................        Houston, TX              100,000          10/01/06                     4,644
        Arion 14...............................        San Antonio, TX           66,000          10/13/06                     3,527
        World Houston 21.......................        Houston, TX               68,000          12/15/06                     3,863
                                                                             -----------                            ----------------
           Total Developments Transferred......                                 615,000                             $        38,242
                                                                             ===========                            ================

     The Company made capital improvements of $13,374,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $2,549,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer.

Development
     The  investment  in  development  at  December  31,  2006 was  $114,986,000 compared to $77,483,000 at December 31, 2005. Total capital invested for development during 2006 was $77,666,000. In addition to the costs of $75,117,000 incurred for the year as detailed in the development activity table, the Company incurred costs of $2,549,000 on developments during the 12-month period following transfer to real estate properties.
     During 2006, EastGroup acquired 95 acres of development land as indicated below. Costs associated with these land acquisitions are all included in the respective markets in the development activity table.

           Development Land Acquired in 2006             Location             Size         Date Acquired           Cost
        --------------------------------------------------------------------------------------------------------------------
                                                                                                              (In thousands)
        Sky Harbor Business Park Land............     Phoenix, AZ           17.7 Acres        06/05/06        $      5,839
        Wetmore Land.............................     San Antonio, TX       15.5 Acres        07/25/06               1,880
        Wetmore Land.............................     San Antonio, TX        2.0 Acres        09/22/06                 619
        World Houston Land.......................     Houston, TX            5.1 Acres        10/30/06                 853
        SunCoast Commerce Park II Land...........     Fort Myers, FL        35.0 Acres        12/05/06               9,351
        SunCoast Commerce Park III Land..........     Fort Myers, FL        19.8 Acres        12/26/06               3,273
                                                                          -------------                       --------------
           Total Development Land Acquisition....                           95.1 Acres                        $     21,815
                                                                          =============                       ==============

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

     The Company transferred nine developments to real estate properties during 2006 with a total investment of $38,242,000 as of the date of transfer. The Company transferred into development two parcels of land formerly held for sale with costs of $773,000.

                                                                                     Costs Incurred
                                                                        -----------------------------------------
                                                                           Costs           For the     Cumulative
                                                                        Transferred      Year Ended      as of          Estimated
DEVELOPMENT                                                 Size         in 2006(1)       12/31/06      12/31/06      Total Costs(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                         (In thousands)
LEASE-UP
  Santan 10 II, Chandler, AZ.......................          85,000     $       -          2,628          5,501             5,600
  Southridge II, Orlando, FL.......................          41,000             -          2,090          3,546             4,700
  World Houston 15, Houston, TX....................          63,000             -          2,099          4,526             5,800
  Oak Creek III,  Tampa, FL........................          61,000             -          2,517          3,459             3,900
  Arion 17, San Antonio, TX........................          40,000             -          1,610          2,938             3,500
  Southridge VI, Orlando, FL.......................          81,000         2,580          2,391          4,971             5,700
  Oak Creek V,  Tampa, FL..........................         100,000         1,389          3,444          4,833             6,400
                                                        ----------------------------------------------------------------------------
Total Lease-up.....................................         471,000         3,969         16,779         29,774            35,600
                                                        ----------------------------------------------------------------------------

UNDER CONSTRUCTION
  Southridge III, Orlando, FL......................          81,000         1,532          2,921          4,453             5,900
  Beltway Crossing II, III & IV, Houston, TX.......         160,000         2,388          4,765          7,153             9,300
  Castilian Research Center, Santa Barbara, CA.....          35,000             -            731          4,922             7,300
  World Houston 22, Houston, TX....................          68,000         1,926          1,144          3,070             4,000
  SunCoast I & II, Fort Myers, FL..................         126,000         3,247          2,031          5,278            10,900
  World Houston 23, Houston, TX....................         125,000         1,274          3,223          4,497             8,400
  Arion 16, San Antonio, TX........................          64,000           758          1,626          2,384             4,200
  40th Avenue Distribution Center, Phoenix, AZ.....          89,000         1,101              -          1,101             6,100
  Interstate Commons III, Phoenix, AZ..............          38,000           573              -            573             3,200
  Oak Creek A & B, Tampa, FL(3)....................          35,000           751              -            751             3,300
  World Houston 24, Houston, TX....................          93,000         1,101              -          1,101             5,600
  World Houston 25, Houston, TX....................          66,000           645              -            645             3,700
                                                        ----------------------------------------------------------------------------
Total Under Construction...........................         980,000        15,296         16,441         35,928            71,900
                                                        ----------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ......................................         271,000        (1,674)         7,028          6,515            22,800
  Tucson, AZ.......................................          70,000             -              -            326             3,500
  Tampa, FL........................................         329,000        (2,140)         1,926          4,657            15,600
  Orlando, FL......................................         652,000        (4,112)         3,898          8,371            47,500
  West Palm Beach, FL..............................          20,000             -            131            685             2,300
  Fort Myers, FL...................................         752,000        (3,247)        13,979         12,668            56,000
  El Paso, TX......................................         251,000             -              -          2,444             9,600
  Houston, TX......................................         943,000        (6,561)         4,554          9,507            53,900
  San Antonio, TX..................................         303,000          (758)         3,164          3,406            20,600
  Jackson, MS......................................          28,000             -              -            705             2,000
                                                        ----------------------------------------------------------------------------
Total Prospective Development......................       3,619,000       (18,492)        34,680         49,284           233,800
                                                        ----------------------------------------------------------------------------
                                                          5,070,000     $     773         67,900        114,986           341,300
                                                        ============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2006
  Southridge V, Orlando, FL........................          70,000     $       -           (214)         4,458
  Executive Airport CC II, Fort Lauderdale, FL.....          55,000             -             38          4,522
  Palm River South II, Tampa, FL...................          82,000             -            862          4,897
  Southridge I, Orlando, FL........................          41,000             -            735          3,666
  Southridge IV, Orlando, FL.......................          70,000             -          1,297          4,727
  Sunport Center VI, Orlando, FL...................          63,000             -            604          3,938
  Techway SW III, Houston, TX......................         100,000             -            248          4,644
  Arion 14, San Antonio, TX........................          66,000             -          1,876          3,527
  World Houston 21, Houston, TX....................          68,000             -          1,771          3,863
                                                        ---------------------------------------------------------
Total Transferred to Real Estate Properties........         615,000     $       -          7,217         38,242  (4)
                                                        =========================================================

(1) Represents costs transferred from Prospective Development (principally land) to Under Construction during the year and $773,000 that was transferred from the category "held for sale."

(2) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the availability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(3) These buildings are being developed for sale.
(4) Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $24,679,000 primarily due to depreciation expense of $35,428,000 on real estate properties, offset by accumulated depreciation of $10,630,000 on six properties transferred to real estate held for sale in 2006 as discussed below.
     Real estate held for sale, consisting of two parcels of land in Houston, Texas, was $773,000 at December 31, 2005. As a result of a change in plans by management, this land was transferred into the development program during 2006. Five Memphis properties, Senator 1, Senator 2, Southeast Crossing, Lamar 1 and Crowfarn, and the Auburn Hills Facility in Michigan were transferred to real estate held for sale during 2006 and were subsequently sold. The sale of these properties continues to reflect the Company's plan of reducing ownership in Memphis and other noncore markets, as market conditions permit. See Results of Operations and Note 2 in the Notes to the Consolidated Financial Statements for a summary of the gain on the sale of these properties.
     A summary of Other Assets is presented in Note 5 in the Notes to the Consolidated Financial Statements.

LIABILITIES
     Mortgage notes payable increased $70,479,000 during the year ended December 31, 2006. In August 2006, the Company closed a new $38,000,000, nonrecourse first mortgage loan secured by two properties. The loan has a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note were used to repay maturing mortgages of approximately $15,429,000 and to reduce variable rate bank borrowings. In October 2006, the Company closed on a $78,000,000, nonrecourse first mortgage loan secured by properties containing 1,316,000 square feet. The loan has a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay a maturing $20,500,000 mortgage and to reduce floating rate bank borrowings. Other decreases were regularly scheduled principal payments of $9,142,000 and mortgage loan premium amortization of $403,000.
     Notes payable to banks decreased $87,698,000 as a result of repayments of $279,387,000 exceeding advances of $191,689,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY
     Additional paid-in capital on common shares increased $73,015,000 during 2006. On September 13, 2006, EastGroup closed the sale of 1,437,500 shares of its common stock. Total net proceeds from the offering of the shares were approximately $68,112,000 after deducting the underwriting discount and other offering expenses. Additionally, see Note 10 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.
     Distributions in excess of earnings increased $19,085,000 as a result of dividends on common and preferred stock of $48,319,000 exceeding net income for financial reporting purposes of $29,234,000.

RESULTS OF OPERATIONS

2006 Compared to 2005

     Net income available to common stockholders for 2006 was $26,610,000 ($1.19 per basic share and $1.17 per diluted share) compared to $19,567,000 ($.91 per basic share and $.89 per diluted share) for 2005. Diluted earnings per share
(EPS) for 2006 included a $.26 per share gain on the sale of real estate properties compared to a $.05 per share gain on the sale of properties in 2005.
     PNOI increased by $9,576,000 or 11.1% for 2006 compared to 2005, primarily due to increased average occupancy, acquisitions and developments. Expense to revenue ratios were 28.1% in 2006 compared to 28.6% in 2005. The Company's percentage leased was 96.6% at December 31, 2006 compared to 95.3% at December 31, 2005. Occupancy at the end of 2006 was 95.9% compared to 94.3% at the end of 2005.
     The increase in PNOI was primarily attributable to $3,795,000 from same property growth, $3,148,000 from newly developed properties and $2,455,000 from 2005 and 2006 acquisitions. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.

The following table presents the components of interest expense for 2006 and 2005:

                                                                           Years Ended December 31,
                                                                          --------------------------    Increase
                                                                            2006             2005      (Decrease)
                                                                          ----------------------------------------
                                                                          (In thousands, except rates of interest)
     Average bank borrowings.......................................       $ 91,314          100,504        (9,190)
     Weighted average variable interest rates......................          6.12%            4.53%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization).....          5,584            4,555         1,029
     Amortization of bank loan costs...............................            355              357            (2)
                                                                          ----------------------------------------
     Total variable rate interest expense..........................          5,939            4,912         1,027
                                                                          ----------------------------------------

     FIXED RATE INTEREST EXPENSE (1)
     Fixed rate interest (excluding loan cost amortization)........         22,549           20,573         1,976
     Amortization of mortgage loan costs...........................            464              444            20
                                                                          ----------------------------------------
     Total fixed rate interest expense.............................         23,013           21,017         1,996
                                                                          ----------------------------------------

     Total interest................................................         28,952           25,929         3,023
     Less capitalized interest.....................................         (4,336)          (2,485)       (1,851)
                                                                          ----------------------------------------

     TOTAL INTEREST EXPENSE........................................       $ 24,616           23,444         1,172
                                                                          ========================================

(1) Does not include interest expense for discontinued operations. See Note 2 in the Notes to the Consolidated Financial Statements for this information.

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in 2006 were significantly higher than in 2005. The Company has closed several new mortgages with ten-year terms at fixed rates and used the proceeds to reduce the Company's exposure to changes in variable bank rates. A summary of the Company's weighted average interest rates on mortgage debt for the past several years is presented below:

                                                         WEIGHTED AVERAGE
     MORTGAGE DEBT AS OF:                                  INTEREST RATE
     ------------------------------------------------------------------------
     December 31, 2002.............................            7.34%
     December 31, 2003.............................            6.92%
     December 31, 2004.............................            6.74%
     December 31, 2005.............................            6.31%
     December 31, 2006.............................            6.21%

     The increase in mortgage interest expense in 2006 was primarily due to the new and assumed mortgages on acquired properties detailed in the table below. The Company recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair market value. These premiums are being amortized over the lives of the assumed mortgages and reduce the contractual interest expense on these loans. The interest rates and amounts shown below for the assumed mortgages represent the fair market rates and values, respectively, at the dates of assumption.

     NEW AND ASSUMED MORTGAGES                                         INTEREST RATE        DATE             AMOUNT
     -----------------------------------------------------------------------------------------------------------------
     Arion Business Park (assumed)..............................           4.450%         01/21/05       $  21,060,000
     Interstate Distribution Center - Jacksonville (assumed)....           5.640%         03/31/05           4,997,000
     Chamberlain, Lake Pointe, Techway Southwest II and
        World Houston 19 & 20...................................           4.980%         11/30/05          39,000,000
     Oak Creek Distribution Center IV (assumed).................           5.680%         12/07/05           4,443,000
     Huntwood and Wiegman Distribution Centers..................           5.680%         08/08/06          38,000,000
     Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
        Santan 10 and World Houston 16..........................           5.970%         10/17/06          78,000,000
                                                                       -------------                     -------------
       Weighted Average/Total Amount............................           5.514%                        $ 185,500,000
                                                                       =============                     =============

     Mortgage principal payments were $45,071,000 in 2006 and $25,880,000 in 2005. Included in these principal payments are repayments of three mortgages totaling $35,929,000 in 2006 and five mortgages totaling $18,435,000 in 2005. The details of these mortgages are shown in the following table:

     MORTGAGE LOANS REPAID IN 2006                         INTEREST RATE      DATE REPAID      PAYOFF AMOUNT
     -------------------------------------------------------------------------------------------------------
     Huntwood Distribution Center........................     7.990%           08/08/06        $  10,557,000
     Wiegman Distribution Center.........................     7.990%           08/08/06            4,872,000
     Arion Business Park.................................     4.450%           10/16/06           20,500,000
                                                           -------------                       -------------
       Weighted Average/Total Amount.....................     5.970%                           $  35,929,000
                                                           =============                       =============

     MORTGAGE LOANS REPAID IN 2005
     ----------------------------------------------------
     Westport Commerce Center............................     8.000%           03/31/05        $   2,371,000
     Lamar Distribution Center II........................     6.900%           06/30/05            1,781,000
     Exchange Distribution Center I......................     8.375%           07/01/05            1,762,000
     Lake Pointe Business Park...........................     8.125%           07/01/05            9,738,000
     JetPort Commerce Park...............................     8.125%           09/30/05            2,783,000
                                                           -------------                       -------------
       Weighted Average/Total Amount.....................     8.014%                           $  18,435,000
                                                           =============                       =============

     Depreciation and amortization for continuing operations increased $3,654,000 for 2006 compared to 2005. This increase was primarily due to properties acquired and transferred from development during 2005 and 2006. Property acquisitions and transferred developments were $58 million in 2006 and $92 million in 2005.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $1,032,000 in 2006 compared to $1,943,000 in 2005.

Capital Expenditures

     Capital expenditures for the years ended December 31, 2006 and 2005 were as follows:

                                                                      Years Ended December 31,
                                                      Estimated       ------------------------
                                                     Useful Life         2006           2005
                                                    ------------------------------------------
                                                                           (In thousands)
        Upgrade on Acquisitions..................      40 yrs         $      351          506
        Tenant Improvements:
           New Tenants...........................    Lease Life            7,240        5,892
           New Tenants (first generation) (1)....    Lease Life              688          615
           Renewal Tenants.......................    Lease Life              731        1,374
        Other:
           Building Improvements.................     5-40 yrs             1,818        1,312
           Roofs.................................     5-15 yrs             1,803          318
           Parking Lots..........................      3-5 yrs               686          999
           Other.................................       5 yrs                153          246
                                                                      ------------------------
              Total capital expenditures.........                     $   13,470       11,262
                                                                      ========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2006 and 2005 were as follows:

                                                                      Years Ended December 31,
                                                      Estimated       ------------------------
                                                     Useful Life         2006           2005
                                                    ------------------------------------------
                                                                           (In thousands)
        Development..............................     Lease Life      $    2,110        1,405
        New Tenants..............................     Lease Life           2,557        2,497
        New Tenants (first generation) (1).......     Lease Life             112          187
        Renewal Tenants..........................     Lease Life           1,987        1,448
                                                                      ------------------------
              Total capitalized leasing costs....                     $    6,766        5,537
                                                                      ========================

        Amortization of leasing costs (2)........                     $    4,304        3,863
                                                                      ========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the properties sold during 2006 and 2005. During 2006, the Company sold six properties and three parcels of land (one parcel was nonoperating and thus is not in discontinued operations) and recognized total gains from discontinued operations of $5,727,000. In 2005, the Company sold two properties and one parcel of land and recognized total gains of $1,164,000. See Notes 1(f) and 2 in the Notes to the Consolidated Financial Statements for more information related to discontinued operations and gain on the sale of these properties.

                                                                    Years Ended December 31,
                                                                    ------------------------
Discontinued Operations                                                2006           2005
--------------------------------------------------------------------------------------------
                                                                         (In thousands)
Income from real estate operations..............................    $     2,452       5,056
Expenses from real estate operations............................           (636)     (1,275)
                                                                    ------------------------
  Property net operating income from discontinued operations....          1,816       3,781

Other income....................................................              1          94
Interest expense................................................              -         (64)
Depreciation and amortization...................................           (692)     (1,435)
                                                                    ------------------------

Income from real estate operations..............................          1,125       2,376
  Gain on sale of real estate investments.......................          5,727       1,164
                                                                    ------------------------

Income from discontinued operations.............................    $     6,852       3,540
                                                                    ========================

2005 Compared to 2004

     Net income available to common stockholders for 2005 was $19,567,000 ($.91 per basic share and $.89 per diluted share) compared to $20,703,000 ($1.00 per basic share and $.98 per diluted share) for 2004. Diluted earnings per share
(EPS) for 2005 included a $.05 per share gain on the sale of real estate properties compared to a $.07 per share gain on the sale of properties in 2004.
     PNOI increased by $7,848,000 or 10.0% for 2005 compared to 2004, primarily due to increased average occupancy, acquisitions and developments. Expense to revenue ratios were 28.6% in 2005 compared to 28.2% in 2004. The Company's percentage leased was 95.3% at December 31, 2005 compared to 94.4% at December 31, 2004. Occupancy at the end of 2005 was 94.3% compared to 93.2% at the end of 2004.
     The increase in PNOI was primarily attributable to $4,898,000 from 2004 and 2005 acquisitions, $2,377,000 from newly developed properties and $623,000 from same property growth. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II and accounts for this investment under the equity method of accounting. The Company recognized $450,000 of equity in earnings from this unconsolidated investment in 2005 and $69,000 in 2004 (PNOI of $798,000 for 2005 and $84,000 for 2004 not included above). EastGroup also earned $224,000 and $65,000 for 2005 and 2004, respectively, in mortgage loan interest income on the advances that the Company made to the co- owner in connection with the closing of this property. These loans were repaid by the co-owner during 2005. See Notes 1(a), 3 and 4 in the Notes to the Consolidated Financial Statements for more information related to this investment and the mortgage loans receivable.

     The following table presents the components of interest expense for 2005 and 2004:

                                                                       Years Ended December 31,
                                                                      --------------------------     Increase
                                                                        2005             2004       (Decrease)
                                                                      ----------------------------------------
                                                                      (In thousands, except rates of interest)
     Average bank borrowings......................................    $  100,504         66,867        33,637
     Weighted average variable interest rates.....................         4.53%          2.76%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization)....         4,555          1,845         2,710
     Amortization of bank loan costs..............................           357            404           (47)
                                                                      ----------------------------------------
     Total variable rate interest expense.........................         4,912          2,249         2,663
                                                                      ----------------------------------------

     FIXED RATE INTEREST EXPENSE (1)
     Fixed rate interest (excluding loan cost amortization).......        20,573         19,388         1,185
     Amortization of mortgage loan costs..........................           444            427            17
                                                                      ----------------------------------------
     Total fixed rate interest expense............................        21,017         19,815         1,202
                                                                      ----------------------------------------

     Total interest...............................................        25,929         22,064         3,865
     Less capitalized interest....................................        (2,485)        (1,715)         (770)
                                                                      ----------------------------------------

     TOTAL INTEREST EXPENSE.......................................    $   23,444         20,349         3,095
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

     NEW AND ASSUMED MORTGAGES                                     INTEREST RATE         DATE            AMOUNT
     -------------------------------------------------------------------------------------------------------------
     World Houston 17, Kirby, Americas Ten I, Shady Trail,
        Palm River North I, II & III and Westlake I & II.......        5.680%          09/29/04       $ 30,300,000
     Arion Business Park (assumed).............................        4.450%          01/21/05         21,060,000
     Interstate Distribution Center - Jacksonville (assumed)...        5.640%          03/31/05          4,997,000
     Chamberlain, Lake Pointe, Techway Southwest II and
        World Houston 19 & 20..................................        4.980%          11/30/05         39,000,000
     Oak Creek Distribution Center IV (assumed)................        5.680%          12/07/05          4,443,000
                                                                   -------------                      ------------
        Weighted Average/Total Amount..........................        5.145%                         $ 99,800,000
                                                                   =============                      ============

     Mortgage principal payments were $25,880,000 in 2005 and $14,416,000 in 2004. Included in these principal payments are repayments of five mortgages totaling $18,435,000 in 2005 and three mortgages totaling $6,801,000 in 2004. The details of these mortgages are shown in the following table:

     MORTGAGE LOANS REPAID IN 2005                          INTEREST RATE      DATE REPAID     PAYOFF AMOUNT
     --------------------------------------------------------------------------------------------------------
     Westport Commerce Center............................       8.000%          03/31/05       $   2,371,000
     Lamar Distribution Center II........................       6.900%          06/30/05           1,781,000
     Exchange Distribution Center I......................       8.375%          07/01/05           1,762,000
     Lake Pointe Business Park...........................       8.125%          07/01/05           9,738,000
     JetPort Commerce Park...............................       8.125%          09/30/05           2,783,000
                                                            -------------                      --------------
       Weighted Average/Total Amount.....................       8.014%                         $  18,435,000
                                                            =============                      ==============

     MORTGAGE LOANS REPAID IN 2004
     ----------------------------------------------------
     Eastlake Distribution Center........................       8.500%          02/17/04       $   3,000,000
     Chamberlain Distribution Center.....................       8.750%          07/01/04           2,172,000
     56th Street Commerce Park...........................       8.875%          07/30/04           1,629,000
                                                            -------------                      --------------
       Weighted Average/Total Amount.....................       8.670%                         $   6,801,000
                                                            =============                      ==============

     Depreciation and amortization for continuing operations increased $6,438,000 for 2005 compared to 2004. This increase was primarily due to properties acquired and transferred from development during 2004 and 2005. Property acquisitions and transferred developments were $92 million in 2005 and $49 million in 2004.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $1,943,000 in 2005 compared to $2,861,000 in 2004.

Capital Expenditures

     Capital expenditures for the years ended December 31, 2005 and 2004 were as follows:

                                                                     Years Ended December 31,
                                                        Estimated    ------------------------
                                                       Useful Life     2005            2004
                                                    -----------------------------------------
                                                                          (In thousands)
        Upgrade on Acquisitions..................         40 yrs     $     506           305
        Tenant Improvements:
           New Tenants...........................       Lease Life       5,892         4,498
           New Tenants (first generation) (1)....       Lease Life         615         1,105
           Renewal Tenants.......................       Lease Life       1,374         1,569
        Other:
           Building Improvements.................        5-40 yrs        1,312         1,445
           Roofs.................................        5-15 yrs          318         1,645
           Parking Lots..........................         3-5 yrs          999           223
           Other.................................          5 yrs           246            76
                                                                     ------------------------
              Total capital expenditures.........                    $  11,262        10,866
                                                                     ========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2005 and 2004 were as follows:

                                                                     Years Ended December 31,
                                                        Estimated    ------------------------
                                                       Useful Life     2005            2004
                                                    -----------------------------------------
                                                                          (In thousands)
        Development..............................       Lease Life   $   1,405           656
        New Tenants..............................       Lease Life       2,497         1,840
        New Tenants (first generation) (1).......       Lease Life         187           257
        Renewal Tenants..........................       Lease Life       1,448         1,429
                                                                     ------------------------
              Total capitalized leasing costs....                    $   5,537         4,182
                                                                     ========================

        Amortization of leasing costs (2)........                    $   3,863         3,392
                                                                     ========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the properties sold or held for sale during 2005 and 2004. In addition, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the operations of the properties sold in 2006 are included in both years. During 2005, the Company sold two properties and one parcel of land and recognized total gains of $1,164,000. In 2004, the Company sold three properties and one parcel of land and recognized total gains of $1,450,000. See Notes 1(f) and 2 in the Notes to the Consolidated Financial Statements for more information related to discontinued operations and gain on the sale of these properties.

                                                                    Years Ended December 31,
                                                                    ------------------------
Discontinued Operations                                               2005            2004
--------------------------------------------------------------------------------------------
                                                                         (In thousands)
Income from real estate operations..............................   $  5,056           5,488
Expenses from real estate operations............................     (1,275)         (1,477)
                                                                    ------------------------
  Property net operating income from discontinued operations....       3,781          4,011

Other income....................................................          94             87
Interest expense................................................         (64)          (132)
Depreciation and amortization...................................      (1,435)        (2,018)
                                                                    ------------------------

Income from real estate operations..............................       2,376          1,948
  Gain on sale of real estate investments.......................       1,164          1,450
                                                                    ------------------------

Income from discontinued operations.............................    $  3,540          3,398
                                                                    ========================

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. The new rule required that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured based on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS 123R had no material impact on its overall financial position or results of operations. See Note 10 in the Notes to the Consolidated Financial Statements for more information related to the Company's accounting for stock-based compensation.
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. The Company expects that the adoption of FIN 48 in 2007 will have little or no impact on its overall financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS No. 123R. Also, as required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The Company expects that the adoption of Statement 157 in 2008 will have little or no impact on its overall financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The provisions under SAB 108 changed the way the Company assesses misstatements in its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $66,571,000 for the year ended December 31, 2006. The primary other sources of cash were from bank borrowings, proceeds from new mortgage notes and a common stock offering, and the sale of real estate properties. The Company distributed $45,219,000 in common and $2,624,000 in preferred stock dividends during 2006. Other primary uses of cash were for bank debt repayments, construction and development of properties, mortgage note payments, the purchase of real estate and capital improvements at various properties.

     Total debt at December 31, 2006 and 2005 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2006 and 2005.

                                                                 December 31,
                                                          --------------------------
                                                             2006            2005
                                                          --------------------------
                                                                (In thousands)
        Mortgage notes payable - fixed rate.........      $ 417,440         346,961
        Bank notes payable - floating rate..........         29,066         116,764
                                                          --------------------------
           Total debt...............................      $ 446,506         463,725
                                                          ==========================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's current interest rate under this facility is LIBOR plus 90 basis points, except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At December 31, 2006, the weighted average interest rate was 5.83% on a balance of $20,000,000. The interest rate on each tranche is currently reset on a monthly basis. At February 28, 2007, the balance on this line was comprised of a $9 million tranche at 6.22% and $43.7 million in competitive bid loans at a weighted average rate of 5.81%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matured in November 2006 and was renewed with a maturity date of November 2007. This credit facility is customarily used for working capital needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 100 basis points. At December 31, 2006, the interest rate was 6.32% on $9,066,000. EastGroup currently intends to renew this facilty upon maturity.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On September 13, 2006, EastGroup closed on the sale of 1,437,500 shares of its common stock. The net proceeds from the offering of the shares were approximately $68.1 million after deducting the underwriting discount and other offering expenses. EastGroup used the proceeds to repay borrowings under its credit facilities.
     In August 2006, the Company closed on a $38 million, nonrecourse first mortgage loan secured by properties containing 778,000 square feet. The loan has a fixed interest rate of 5.68%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay the maturing mortgages on these properties of $15.4 million and to reduce floating rate bank borrowings.
     In October 2006, the Company closed on a $78 million, nonrecourse first mortgage loan secured by properties containing 1,316,000 square feet. The loan has a fixed interest rate of 5.97%, a ten-year term and an amortization schedule of 20 years. The proceeds of the note were used to repay a maturing $20.5 million mortgage and to reduce floating rate bank borrowings.
     In January 2007, EastGroup purchased three buildings (181,000 square feet) in Charlotte for $9.3 million and a 60,000 square foot building in Dallas for $2.9 million. In addition, subsequent to December 31, 2006, the Company was under contract to purchase four buildings (456,000 square feet) in Charlotte for $21.1 million, four buildings (231,000 square feet) in San Antonio for $10.6 million and a 67,000 square foot building in Denver for $4.1 million.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2006 were as follows:

                                                                         Payments Due by Period
                                               ----------------------------------------------------------------------------
                                                                 Less Than                                      More Than
                                                   Total          1 Year        1-3 Years       3-5 Years        5 Years
                                               ----------------------------------------------------------------------------
                                                                             (In thousands)
        Fixed Rate Debt Obligations (1)......  $   417,440         26,555        56,124           89,588         245,173
        Interest on Fixed Rate Debt..........      146,858         25,007        44,953           36,518          40,380
        Variable Rate Debt Obligations (2)...       29,066          9,066        20,000                -               -
        Operating Lease Obligations:
           Office Leases.....................          849            296           553                -               -
           Ground Leases.....................       20,515            708         1,414            1,414          16,979
        Development Obligations (3)..........       15,393         15,393             -                -               -
        Tenant Improvements (4)..............        8,294          8,294             -                -               -
        Purchase Obligations (5).............        9,300          9,300             -                -               -
                                               ----------------------------------------------------------------------------
           Total.............................  $   647,715         94,619       123,044          127,520         302,532
                                               ============================================================================

(1) These amounts are included on the Consolidated Balance Sheet. A portion of this debt is backed by a letter of credit totaling $10,156,000 at December 31, 2006. This letter of credit is renewable annually and expires on January 15, 2011.

(2) The Company's variable rate debt changes depending on the Company's cash needs and, as such, both the principal amounts and the interest rates are subject to variability. At December 31, 2006, the interest rate was 6.32% on $9,066,000 for the variable rate debt due in November 2007, and the rate for the $20,000,000 debt due in January 2008 was 5.83%. See Note 6 in the Notes to the Consolidated Financial Statements.
(3) Represents commitments on properties under development, except for tenant improvement obligations.
(4) Represents tenant improvement allowance obligations.
(5) At December 31, 2006, EastGroup was under contract to purchase one property (three buildings) located in Charlotte, which was acquired during January 2007.

     The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

INFLATION

     Most of the Company's leases include scheduled rent increases. Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, the Company's leases typically have three to five year terms, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.

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

                                           2007      2008      2009     2010     2011    Thereafter    Total      Fair Value
                                        ---------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)....   $ 26,555    12,967    43,157   11,680   77,908     245,173    417,440     421,271(2)
Weighted average interest rate.......      7.19%     6.26%     6.62%    6.03%    7.05%       5.78%      6.21%
Variable rate debt (in thousands)....   $  9,066    20,000         -        -        -           -     29,066      29,066
Weighted average interest rate.......      6.32%     5.83%         -        -        -           -      5.98%

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

     As the table above incorporates only those exposures that existed as of December 31, 2006, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 60 basis points, interest expense and cash flows would increase or decrease by approximately $174,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,040,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                            Current Notional                                                           Fair Value        Fair Value
        Type of Hedge            Amount           Maturity Date      Reference Rate    Fixed Rate      at 12/31/06       at 12/31/05
        ----------------------------------------------------------------------------------------------------------------------------
                             (In thousands)                                                                     (In thousands)
             Swap               $10,040              12/31/10        1 month LIBOR        4.03%           $314              $311

FORWARD-LOOKING STATEMENTS

     The Company's assumptions and financial projections in this report are based upon "forward-looking" information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; the availability of financing; natural disasters and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule or that development or operating costs may be greater than anticipated. Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 2006 and 2005, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 and the Report of the Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Internal Control Over Financial Reporting.

(a) Management's annual report on internal control over financial reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). EastGroup's Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 31 and is incorporated herein by reference.

(b) Report of the independent registered public accounting firm.

     The report of KPMG LLP, the Company's independent registered public accounting firm, on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting is set forth in Part IV,
Item 15 of this Form 10-K on page 31 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

     There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Directors" in the Company's definitive Proxy Statement ("2007 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 30, 2007. The 2007 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2006.
     The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers" in the Company's 2007 Proxy Statement.
     The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2007 Proxy Statement.
     Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.
     The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated by reference herein from the subsection entitled "Audit Committee" in the section entitled "Board Committees and Meetings" in the Company's 2007 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information included under the following captions in the Company's 2007 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2006," "Outstanding Equity Awards at 2006 Fiscal Year-End," "Option Exercises and Stock Vested in 2006," "Potential Payments upon Termination or Change in Control," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation." The information included under the heading "Compensation Committee Report" in the Company's 2007 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Company's 2007 Proxy Statement.
    The following table summarizes our equity compensation plan information as of December 31, 2006.

                                                          Equity Compensation Plan Information
                                  (a)                                  (b)                     (c)
        Plan category             Number of securities to be           Weighted-average        Number of securities remaining
                                  issued upon exercise of              exercise price of       available for future issuance under
                                  outstanding options, warrants        outstanding options,    equity compensation plans (excluding
                                  rights                               warrants and rights     securities reflected in column (a))
        Equity compensation
          plans approved by
          security holders                 186,556                           $21.60                        1,796,713
        Equity compensation
          plans not approved
          by security holders                    -                                -                                -
                                  --------------------------------------------------------------------------------------------------
        Total                              186,556                           $21.60                        1,796,713
                                  ==================================================================================================

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

     The information regarding director independence is incorporated herein by reference from the subsection entitled "Independent Directors" in the section entitled "Proposal One: Election of Directors" in the Company's 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The  information   regarding   principal   auditor  fees  and  services  is
incorporated  herein  by  reference  from  the  section  entitled   "Independent
Registered Public Accounting Firm" in the Company's 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Financial Statements:

                                                                                                                              Page
(a) (1)  Consolidated Financial Statements:
         Report of Independent Registered Public Accounting Firm                                                               30
         Management Report on Internal Control Over Financial Reporting                                                        31
         Report of Independent Registered Public Accounting Firm                                                               31
         Consolidated Balance Sheets - December 31, 2006 and 2005                                                              32
         Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004                                      33
         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2006, 2005 and 2004             34
         Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004                                  35
         Notes to Consolidated Financial Statements                                                                            36
    (2)  Consolidated Financial Statement Schedules:
         Schedule III- Real Estate Properties and Accumulated Depreciation                                                     52
         Schedule IV - Mortgage Loans on Real Estate                                                                           57

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

         (10)   Material  Contracts   (*Indicates   management  or  compensatory
          agreement):

               (a) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the
                    Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
               (b) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
               (c) Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed January 8, 2007).*
               (d) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
               (e) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
               (f) Amendment No. 1 to the 2004 Equity Incentive Plan (filed herewith). *
               (g) Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed January 8, 2007).*
               (h) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*

               (i) Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2006).*
               (j) Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to
                    Exhibit  10(a) to the  Company's  Form 8-K filed  January 8,
                    2007).*
               (k) Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed January 8, 2007).*
               (l) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
               (m) Annual Cash Bonus, Annual Long-Term Incentive and Multi-Year Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
               (n) Credit Agreement dated December 6, 2004 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch and SunTrust Bank as Co-Syndication Agents; AmSouth Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; PNC Capital Markets, Inc., as Sole Lead Arranger and Sole Bookrunner; and the Lenders (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 2004).

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

          (32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


Jackson, Mississippi                              KPMG LLP
February 27, 2007

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     EastGroup's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on EastGroup's evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Jackson, Mississippi                        EASTGROUP PROPERTIES, INC.
February 27, 2007




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that EastGroup Properties, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management's assessment that EastGroup Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi                           KPMG LLP
February 27, 2007

CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                 ---------------------------------------------------
                                                                                           2006                       2005
                                                                                 ---------------------------------------------------
                                                                                 (In thousands, except for share and per share data)
ASSETS
  Real estate properties........................................................ $        973,910                    943,585
  Development...................................................................          114,986                     77,483
                                                                                 ---------------------------------------------------
                                                                                        1,088,896                  1,021,068
    Less accumulated depreciation...............................................         (231,106)                  (206,427)
                                                                                 ---------------------------------------------------
                                                                                          857,790                    814,641

  Real estate held for sale.....................................................                -                        773
  Unconsolidated investment.....................................................            2,595                      2,618
  Cash..........................................................................              940                      1,915
  Other assets..................................................................           50,462                     43,591
                                                                                 ---------------------------------------------------
    TOTAL ASSETS................................................................ $        911,787                    863,538
                                                                                 ===================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable........................................................ $        417,440                    346,961
  Notes payable to banks........................................................           29,066                    116,764
  Accounts payable & accrued expenses...........................................           32,589                     22,941
  Other liabilities.............................................................           11,747                     10,306
                                                                                 ---------------------------------------------------
                                                                                          490,842                    496,972
                                                                                 ---------------------------------------------------


                                                                                 ---------------------------------------------------
Minority interest in joint ventures.............................................            2,148                      1,702
                                                                                 ---------------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued............................................................                -                          -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
    stated liquidation preference of $33,000....................................           32,326                     32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    23,701,275 shares issued and outstanding at December 31, 2006 and
    22,030,682 at December 31, 2005.............................................                2                          2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued............................................................                -                          -
  Additional paid-in capital on common shares...................................          463,170                    390,155
  Distributions in excess of earnings...........................................          (77,015)                   (57,930)
  Accumulated other comprehensive income........................................              314                        311
                                                                                 ---------------------------------------------------
                                                                                          418,797                    364,864
                                                                                 ---------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................... $        911,787                    863,538
                                                                                 ===================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Years Ended December 31,
                                                                                -----------------------------------------------
                                                                                   2006               2005               2004
                                                                                -----------------------------------------------
                                                                                     (In thousands, except per share data)
REVENUES
  Income from real estate operations.............................               $  133,144          120,710            109,186
  Equity in earnings of unconsolidated investment................                      287              450                 69
  Other income...................................................                      182              413                356
                                                                                -----------------------------------------------
                                                                                   133,613          121,573            109,611
                                                                                -----------------------------------------------
EXPENSES
  Expenses from real estate operations...........................                   37,354           34,496             30,820
  Depreciation and amortization..................................                   41,525           37,871             31,433
  General and administrative.....................................                    7,401            6,874              6,711
  Minority interest in joint ventures............................                      600              484                490
                                                                                -----------------------------------------------
                                                                                    86,880           79,725             69,454
                                                                                -----------------------------------------------

OPERATING INCOME.................................................                   46,733           41,848             40,157

OTHER INCOME (EXPENSE)
  Gain on sale of nonoperating real estate.......................                      123                -                  -
  Interest income................................................                      142              247                121
  Interest expense...............................................                  (24,616)         (23,444)           (20,349)
                                                                                -----------------------------------------------
INCOME FROM CONTINUING OPERATIONS................................                   22,382           18,651             19,929
                                                                                -----------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations.............................                    1,125            2,376              1,948
  Gain on sale of real estate investments........................                    5,727            1,164              1,450
                                                                                -----------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS .............................                    6,852            3,540              3,398
                                                                                -----------------------------------------------

NET INCOME.......................................................                   29,234           22,191             23,327

  Preferred dividends-Series D...................................                    2,624            2,624              2,624
                                                                                -----------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS......................               $   26,610           19,567             20,703
                                                                                ===============================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations..............................               $      .88              .74                .83
  Income from discontinued operations............................                      .31              .17                .17
                                                                                -----------------------------------------------
  Net income available to common stockholders....................               $     1.19              .91               1.00
                                                                                ===============================================

  Weighted average shares outstanding............................                   22,372           21,567             20,771
                                                                                ===============================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations..............................               $      .87              .73                .82
  Income from discontinued operations............................                      .30              .16                .16
                                                                                -----------------------------------------------
  Net income available to common stockholders....................               $     1.17              .89                .98
                                                                                ===============================================

  Weighted average shares outstanding............................                   22,692           21,892             21,088
                                                                                ===============================================

Dividends declared per common share..............................               $     1.96             1.94               1.92
                                                                                ===============================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                            Accumulated
                                                                          Additional    Distributions         Other
                                                    Preferred    Common     Paid-In      In Excess        Comprehensive
                                                      Stock      Stock      Capital     Of Earnings       Income (Loss)      Total
                                                    --------------------------------------------------------------------------------
                                                                  (In thousands, except for share and per share data)
 BALANCE, DECEMBER 31, 2003........................ $ 32,326         2      350,242       (15,595)              (30)        366,945
 Comprehensive income
   Net income......................................        -         -            -        23,327                 -          23,327
   Net unrealized change in fair value of
      interest rate swap...........................        -         -            -             -                44              44
                                                                                                                           ---------
      Total comprehensive income...................                                                                          23,371
                                                                                                                           ---------
 Common dividends declared - $1.92 per share.......        -         -            -       (40,315)                -         (40,315)
 Preferred dividends declared - $1.9876 per share..        -         -            -        (2,624)                -          (2,624)
 Stock-based compensation, net of forfeitures......        -         -        1,489             -                 -           1,489
 Issuance of 167,380 shares of common stock,
   options exercised...............................        -         -        2,592             -                 -           2,592
 Issuance of 10,247 shares of common stock,
   dividend reinvestment plan......................        -         -          357             -                 -             357
 Other.............................................        -         -           (9)            -                 -              (9)
                                                    --------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2004........................   32,326         2      354,671       (35,207)               14         351,806
 Comprehensive income
   Net income......................................        -         -            -        22,191                 -          22,191
   Net unrealized change in fair value of
      interest rate swap...........................        -         -            -             -               297             297
                                                                                                                           ---------
      Total comprehensive income...................                                                                          22,488
                                                                                                                           ---------
 Common dividends declared - $1.94 per share.......        -         -            -       (42,290)                -         (42,290)
 Preferred dividends declared - $1.9876 per share..        -         -            -        (2,624)                -          (2,624)
 Issuance of 860,000 shares of common stock,
   common stock offering, net of expenses .........        -         -       31,597             -                 -          31,597
 Stock-based compensation, net of forfeitures......        -         -        2,073             -                 -           2,073
 Issuance of 72,415 shares of common stock,
   options exercised...............................        -         -        1,507             -                 -           1,507
 Issuance of 8,279 shares of common stock,
   dividend reinvestment plan......................        -         -          346             -                 -             346
 Other.............................................        -         -          (39)            -                 -             (39)
                                                    --------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2005........................   32,326         2      390,155       (57,930)              311         364,864
 Comprehensive income
   Net income......................................        -         -            -        29,234                 -          29,234
   Net unrealized change in fair value of
      interest rate swap...........................        -         -            -             -                 3               3
                                                                                                                           ---------
      Total comprehensive income...................                                                                          29,237
                                                                                                                           ---------
 Common dividends declared - $1.96 per share.......        -         -            -       (45,695)                -         (45,695)
 Preferred dividends declared - $1.9876 per share..        -         -            -        (2,624)                -          (2,624)
 Issuance of 1,437,500 shares of common stock,
   common stock offering, net of expenses..........        -         -       68,112             -                 -          68,112
 Stock-based compensation, net of forfeitures......        -         -        2,943             -                 -           2,943
 Issuance of 118,269 shares of common stock,
   options exercised...............................        -         -        2,154             -                 -           2,154
 Issuance of 6,236 shares of common stock,
   dividend reinvestment plan......................        -         -          305             -                 -             305

 Other.............................................        -         -         (499)            -                 -            (499)
                                                    --------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2006........................ $ 32,326         2      463,170       (77,015)              314         418,797
                                                    ================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years Ended December 31,
                                                                                              --------------------------------------
                                                                                                2006          2005          2004
                                                                                              --------------------------------------
                                                                                                         (In thousands)
OPERATING ACTIVITIES
  Net income................................................................................  $  29,234        22,191       23,327
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations................................     41,525        37,871       31,433
    Depreciation and amortization from discontinued operations..............................        692         1,435        2,018
    Minority interest depreciation and amortization.........................................       (151)         (141)        (143)
    Amortization of mortgage loan premiums..................................................       (403)         (333)         (24)
    Gain on sale of real estate investments.................................................     (5,850)       (1,164)      (1,450)
    Stock-based compensation expense........................................................      2,125         1,593          959
    Equity in earnings of unconsolidated investment net of distributions....................         23           (20)         (69)
    Changes in operating assets and liabilities:
    Accrued income and other assets.........................................................     (4,765)          336       (2,714)
    Accounts payable, accrued expenses and prepaid rent.....................................      4,141         5,798        4,283
                                                                                              --------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................................................     66,571        67,566       57,620
                                                                                              --------------------------------------

INVESTING ACTIVITIES
  Real estate development...................................................................    (77,666)      (58,192)     (19,196)
  Purchases of real estate..................................................................    (19,539)      (46,507)     (19,666)
  Real estate improvements..................................................................    (13,470)      (11,262)     (10,866)
  Proceeds from sale of real estate investments.............................................     38,412         6,034        5,340
  Purchase of unconsolidated investment.....................................................          -             -       (9,187)
  Distributions from unconsolidated investment..............................................          -         6,658            -
  Advances on mortgage loans receivable.....................................................          -             -       (7,550)
  Repayments on mortgage loans receivable...................................................          -         7,550            -
  Changes in other assets and other liabilities.............................................     (2,792)       (2,794)      (3,938)
                                                                                              --------------------------------------
NET CASH USED IN INVESTING ACTIVITIES.......................................................    (75,055)      (98,513)     (65,063)
                                                                                              --------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.............................................................    191,689       187,286      153,572
  Repayments on bank borrowings.............................................................   (279,387)     (156,953)    (119,691)
  Proceeds from mortgage notes payable......................................................    116,000        39,000       30,300
  Principal payments on mortgage notes payable..............................................    (45,071)      (25,880)     (14,416)
  Debt issuance costs.......................................................................     (1,048)         (664)      (1,436)
  Distributions paid to stockholders........................................................    (47,843)      (44,907)     (42,550)
  Proceeds from common stock offerings......................................................     68,112        31,597            -
  Proceeds from exercise of stock options...................................................      2,154         1,507        2,592
  Proceeds from dividend reinvestment plan..................................................        305           346          357
  Other.....................................................................................      2,598           322       (1,863)
                                                                                              --------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................................................      7,509        31,654        6,865
                                                                                              --------------------------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS............................................       (975)          707         (578)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................................      1,915         1,208        1,786
                                                                                              --------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR..................................................  $     940         1,915        1,208
                                                                                              ======================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $4,336, $2,485 and $1,715
    for 2006, 2005 and 2004, respectively...................................................  $  23,870        22,842       19,638
  Fair value of debt assumed by the Company in the purchase of real estate..................          -        30,500        2,091
  Fair value of common stock awards issued to employees and directors, net of forfeitures...      3,234         1,000          879

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

(1) SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation
     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2005 and 2004, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. At December 31, 2006, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)  Income Taxes
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2006, 2005 and 2004 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2006, 2005 and 2004.

Federal Income Tax Treatment of Share Distributions

                                                                                Years Ended December 31,
                                                                         -------------------------------------
                                                                            2006          2005          2004
                                                                         -------------------------------------
        Common Share Distributions:
          Ordinary income.......................................         $ 1.3660        1.4816        1.4860
          Return of capital.....................................                -         .3724         .4060
          Unrecaptured Section 1250 long-term capital gain......            .4160         .0828         .0140
          Other long-term capital gain..........................            .1780         .0032         .0140
                                                                         -------------------------------------
        Total Common Distributions..............................         $ 1.9600        1.9400        1.9200
                                                                         =====================================

        Series D Preferred Share Distributions:
          Ordinary income.......................................         $ 1.3852        1.8788        1.9512
          Unrecaptured Section 1250 long-term capital gain......            .4220         .1044         .0184
          Other long-term capital gain..........................            .1804         .0044         .0180
                                                                         -------------------------------------
        Total Preferred D Distributions.........................         $ 1.9876        1.9876        1.9876
                                                                         =====================================

     The Company's income differs for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, (4) real estate properties having a different basis for tax and financial reporting purposes, and (5) differences in book and tax allowances for stock-based compensation expense.

(c)  Income Recognition
     Minimum rental income from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. The Company maintains allowances for doubtful accounts receivables, including deferred rent receivable, based upon estimates determined by management. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.
     Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.
     The Company recognizes gains on sales of real estate in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate. Upon closing of real estate transactions, the provisions of SFAS No. 66 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser, adequate continuing investment by the purchaser and no substantial continuing involvement by the Company. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by a method other than the full accrual method.

(d)  Real Estate Properties
     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $35,428,000, $32,693,000 and $29,249,000 for 2006, 2005 and 2004,
respectively.

(e)  Development
     During the period when a property is under development, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. As the property becomes occupied, interest, depreciation, property taxes and other costs for the percentage occupied only are expensed as incurred. When the property becomes 80% occupied or one year after completion of the shell construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. When the property becomes classified as an industrial property, the entire property is depreciated accordingly, and all interest and property taxes are expensed.

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

(g)  Derivative Instruments and Hedging Activities
     The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in fair value are to be reported either in earnings or as a component of stockholders' equity depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company has an interest rate swap agreement, which is summarized in Note 6.

(h)   Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)  Amortization
     Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Amortization of loan costs for continuing operations was $819,000, $801,000 and $831,000 for 2006, 2005 and 2004,
respectively.
     Leasing costs are deferred and amortized using the straight-line method over the term of the lease. Leasing costs amortization expense for continuing and discontinued operations was $4,304,000, $3,863,000 and $3,392,000 for 2006,
2005 and 2004, respectively. Amortization expense for in-place lease intangibles is disclosed in Business Combinations and Acquired Intangibles.

(j)  Business Combinations and Acquired Intangibles
     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar lesaes. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $2,485,000, $2,750,000 and $810,000 for 2006, 2005 and 2004, respectively. Amortization of above and below market leases was immaterial for all periods presented. Projected amortization of in-place lease intangibles for the next five years as of December 31, 2006 is as follows:

                  Years Ending December 31,             (In thousands)
        ---------------------------------------------------------------
        2007......................................             $ 1,980
        2008......................................               1,200
        2009......................................                 756
        2010......................................                 350
        2011......................................                 212

     The Company acquired one property during 2006 for a cost of $19,539,000, of which $18,690,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $1,095,000 to in-place lease intangibles (included in Other Assets on the balance sheet) and $246,000 to below market leases (included in Other Liabilities on the balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     Total cost of the properties acquired for 2005 was $76,786,000, of which $70,882,000 was allocated to real estate properties. Intangibles associated with the purchases of real estate were allocated as follows: $5,882,000 to in-place lease intangibles and $337,000 to above market leases (both included in Other Assets on the balance sheet) and $315,000 to below market leases. The Company paid cash of $46,286,000 for the properties and intangibles acquired, assumed mortgages of $29,218,000 and recorded premiums totaling $1,282,000 to adjust the mortgage loans assumed to fair value.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at December 31, 2006 and 2005.

(k)  Stock-Based Compensation
     The Company has a management incentive plan that was approved by shareholders and adopted in 2004, which authorizes the issuance of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Under the modified prospective application method, the Company continues to recognize compensation expense on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. (Prior to the adoption of SFAS No. 123R, the Company had adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2002.) The expense for performance-based awards after January 1, 2006 is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The expense for market-based awards after January 1, 2006 and awards that only require service are expensed on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     During the restricted period for awards not subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to vest. Share certificates and dividends are delivered to the employee as they vest.

(l)  Earnings Per Share
     Basic earnings per share (EPS) represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The Company's basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.
     Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The Company calculates diluted EPS by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of nonvested restricted stock and stock options had the options been exercised. The dilutive effect of stock options and their equivalents (such as nonvested restricted stock) was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period.

(m)  Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period, and to disclose material contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(n)  New Accounting Pronouncements
     The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. The new rule required that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured based on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS 123R had no material impact on its overall financial position or results of operations. See Note 10 in the Notes to the Consolidated Financial Statements for more information related to the Company's accounting for stock-based compensation.
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. The Company expects that the adoption of FIN 48 in 2007 will have little or no impact on its overall financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS No. 123R. Also, as required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The Company expects that the adoption of Statement 157 in 2008 will have little or no impact on its overall financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The provisions under SAB 108 changed the way the Company assesses misstatements in its financial statements.

(o)  Reclassifications
     Certain reclassifications have been made in the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation. These amounts include reclassifications in the accompanying consolidated statements of cash flows. The reclassifications in 2005 resulted in an increase of $593,000 in cash flows from operating activities, an increase of $455,000 in investing activities and a decrease of $1,048,000 in financing activities. The reclassifications in 2004 resulted in an increase of $96,000 in cash flows from operating activities, an increase of $297,000 in investing activities and a decrease of $393,000 in financing activities. These reclassifications were immaterial to the prior periods presented.

(2) REAL ESTATE OWNED

     The Company's real estate properties at December 31, 2006 and 2005 were as follows:

                                                                           December 31,
                                                                    --------------------------
                                                                        2006          2005
                                                                    --------------------------
                                                                          (In thousands)
        Real estate properties:
          Land.................................................     $   154,384       152,954
          Buildings and building improvements..................         670,751       656,897
          Tenant and other improvements........................         148,775       133,734
        Development............................................         114,986        77,483
                                                                    --------------------------
                                                                      1,088,896     1,021,068
          Less accumulated depreciation........................        (231,106)     (206,427)
                                                                    --------------------------
                                                                    $   857,790       814,641
                                                                    ==========================

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2006 were $4,336,000 compared to $2,485,000 for 2005 and $1,715,000 for 2004.

     Total capital investment for development during 2006 was $77,666,000. In addition to the costs incurred for the year as detailed in the table below, development costs included $2,549,000 for improvements on developments during the 12-month period following transfer to Real Estate Properties.

                                                                                    Costs Incurred
                                                                      ------------------------------------------
                                                                         Costs            For the     Cumulative
                                                                      Transferred       Year Ended      as of         Estimated
                                                          Size         in 2006(1)        12/31/06      12/31/06      Total Costs
                                                      ---------------------------------------------------------------------------
DEVELOPMENT                                            (Unaudited)                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                      (Square feet)                      (In thousands)
LEASE-UP
  Santan 10 II, Chandler, AZ......................          85,000    $       -           2,628          5,501            5,600
  Southridge II, Orlando, FL......................          41,000            -           2,090          3,546            4,700
  World Houston 15, Houston, TX...................          63,000            -           2,099          4,526            5,800
  Oak Creek III,  Tampa, FL.......................          61,000            -           2,517          3,459            3,900
  Arion 17, San Antonio, TX.......................          40,000            -           1,610          2,938            3,500
  Southridge VI, Orlando, FL......................          81,000        2,580           2,391          4,971            5,700
  Oak Creek V,  Tampa, FL.........................         100,000        1,389           3,444          4,833            6,400
                                                      ---------------------------------------------------------------------------
Total Lease-up....................................         471,000        3,969          16,779         29,774           35,600
                                                      ---------------------------------------------------------------------------

UNDER CONSTRUCTION
  Southridge III, Orlando, FL.....................          81,000        1,532           2,921          4,453            5,900
  Beltway Crossing II, III & IV, Houston, TX......         160,000        2,388           4,765          7,153            9,300
  Castilian Research Center, Santa Barbara, CA....          35,000            -             731          4,922            7,300
  World Houston 22, Houston, TX...................          68,000        1,926           1,144          3,070            4,000
  SunCoast I & II, Fort Myers, FL.................         126,000        3,247           2,031          5,278           10,900
  World Houston 23, Houston, TX...................         125,000        1,274           3,223          4,497            8,400
  Arion 16, San Antonio, TX.......................          64,000          758           1,626          2,384            4,200
  40th Avenue Distribution Center, Phoenix, AZ....          89,000        1,101               -          1,101            6,100
  Interstate Commons III, Phoenix, AZ.............          38,000          573               -            573            3,200
  Oak Creek A & B, Tampa, FL (2)..................          35,000          751               -            751            3,300
  World Houston 24, Houston, TX...................          93,000        1,101               -          1,101            5,600
  World Houston 25, Houston, TX...................          66,000          645               -            645            3,700
                                                      ---------------------------------------------------------------------------
Total Under Construction..........................         980,000       15,296          16,441         35,928           71,900
                                                      ---------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ.....................................         271,000       (1,674)          7,028          6,515           22,800
  Tucson, AZ......................................          70,000            -               -            326            3,500
  Tampa, FL.......................................         329,000       (2,140)          1,926          4,657           15,600
  Orlando, FL.....................................         652,000       (4,112)          3,898          8,371           47,500
  West Palm Beach, FL.............................          20,000            -             131            685            2,300
  Fort Myers, FL..................................         752,000       (3,247)         13,979         12,668           56,000
  El Paso, TX.....................................         251,000            -               -          2,444            9,600
  Houston, TX.....................................         943,000       (6,561)          4,554          9,507           53,900
  San Antonio, TX.................................         303,000         (758)          3,164          3,406           20,600
  Jackson, MS.....................................          28,000            -               -            705            2,000
                                                      ---------------------------------------------------------------------------
Total Prospective Development.....................       3,619,000      (18,492)         34,680         49,284          233,800
                                                      ---------------------------------------------------------------------------
                                                         5,070,000    $     773          67,900        114,986          341,300
                                                      ===========================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2006
  Southridge V, Orlando, FL.......................          70,000    $       -            (214)         4,458
  Executive Airport CC II, Fort Lauderdale, FL....          55,000            -              38          4,522
  Palm River South II, Tampa, FL..................          82,000            -             862          4,897
  Southridge I, Orlando, FL.......................          41,000            -             735          3,666
  Southridge IV, Orlando, FL......................          70,000            -           1,297          4,727
  Sunport Center VI, Orlando, FL..................          63,000            -             604          3,938
  Techway SW III, Houston, TX.....................         100,000            -             248          4,644
  Arion 14, San Antonio, TX.......................          66,000            -           1,876          3,527
  World Houston 21, Houston, TX...................          68,000            -           1,771          3,863
                                                      ---------------------------------------------------------
Total Transferred to Real Estate Properties.......         615,000    $       -           7,217         38,242  (3)
                                                      =========================================================

(1) Represents costs transferred from Prospective Development (principally land) to Under Construction during the year and $773,000 that was transferred from the category "held for sale."
(2) These properties are being developed for sale.
(3) Represents cumulative costs at the date of transfer.

     Real estate held for sale, consisting of two parcels of land in Houston, Texas, was $773,000 at December 31, 2005. As a result of a change in plans by management, this land was transferred into the development program during 2006. Five Memphis properties--Senator 1, Senator 2, Southeast Crossing, Lamar 1 and Crowfarn--and the Auburn Hills Facility in Michigan were transferred to real estate held for sale during 2006 and were subsequently sold. The sale of these properties continues to reflect the Company's plan of reducing ownership in Memphis and other noncore markets, as market conditions permit.
     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, the mortgage of which was required to be paid in full upon the sale of the property in June 2005. Accordingly, Discontinued Operations includes interest expense of $64,000 and $132,000 for 2005 and 2004, respectively. A summary of gain on sale of real estate investments for the years ended December 31, 2006, 2005 and 2004 follows:

Gain on Sale of Real Estate Investments

                                                                              Date          Net                 Deferred  Recognized
       Real Estate Properties               Location             Size         Sold      Sales Price     Basis     Gain       Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)
2006
Madisonville land...................    Madisonville, KY       1.2 Acres    01/05/06    $       804         27       162        615
Senator I & II/Southeast Crossing...    Memphis, TN           534,000 SF    03/09/06         14,870     14,466         -        404
Dallas land.........................    Dallas, TX              0.1 Acre    03/16/06             66         13         -         53
Lamar Distribution Center I.........    Memphis, TN           125,000 SF    06/30/06          2,980      2,951         -         29
Crowfarn Distribution Center........    Memphis, TN           106,000 SF    12/14/06          2,650      2,263         -        387
Auburn Facility.....................    Auburn Hills, MI      114,000 SF    12/28/06         17,251     12,698       329      4,224
Fort Myers land.....................    Fort Myers, FL           .8 Acre    12/29/06            267        144         -        123
Deferred gain recognized from
    previous sale...................                                                                                             15
                                                                                        --------------------------------------------
                                                                                        $    38,888     32,562       491      5,850
                                                                                        ============================================
2005
Delp Distribution Center II.........    Memphis, TN           102,000 SF    02/23/05    $     2,085      1,708         -        377
Lamar Distribution Center II........    Memphis, TN           151,000 SF    06/30/05          3,725      2,956        15        754
Sabal Land..........................    Tampa, FL              1.9 Acres    09/30/05            239        206         -         33
                                                                                        --------------------------------------------
                                                                                        $     6,049      4,870        15      1,164
                                                                                        ============================================
2004
Getwell Distribution Center.........    Memphis, TN            26,000 SF    06/30/04    $       746        685         -         61
Sample 95 Business Park III.........    Pompano Beach, FL      18,000 SF    07/01/04          1,994        711         -      1,283
Viscount Distribution Center........    Dallas, TX            104,000 SF    08/20/04          2,197      2,091         -        106
Sabal Land .........................    Tampa, FL              4.4 Acres    10/04/04            403        403         -          -
                                                                                        --------------------------------------------
                                                                                        $     5,340      3,890         -      1,450
                                                                                        ============================================

     The following schedule indicates approximate future minimum rental receipts under noncancelable leases for real estate properties by year as of December 31, 2006:

Future Minimum Rental Receipts Under Noncancelable Leases

                 Years Ending December 31,             (In thousands)
        -------------------------------------------------------------
        2007......................................     $     104,776
        2008......................................            84,646
        2009......................................            62,874
        2010......................................            43,023
        2011......................................            28,379
        Thereafter................................            50,686
                                                       --------------
           Total minimum receipts.................     $     374,384
                                                       ==============

Ground Leases
     As of December 31, 2006, the Company owned two properties in Florida, two properties in Texas, one property in Arizona and one property in Mississippi that are subject to ground leases. These leases have terms of 40 to 75 years, expiration dates of August 2031 to November 2076, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically renewed annually. Total lease expenditures for the years ended December 31, 2006, 2005 and 2004 were $707,000, $686,000 and $679,000, respectively. Payments on five of the properties are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2006:

Future Minimum Ground Lease Payments

                  Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2007......................................      $         708
        2008......................................                707
        2009......................................                707
        2010......................................                707
        2011......................................                707
        Thereafter................................             16,979
                                                       ---------------
           Total minimum payments.................      $      20,515
                                                       ===============

(3)  UNCONSOLIDATED INVESTMENT

     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property. This investment is accounted for under the equity method of accounting and had a carrying value of $2,595,000 at December 31, 2006. At the end of May 2005, EastGroup and the property co-owner closed a nonrecourse first mortgage loan secured by Industry Distribution Center II. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. The co-owner's 50% share of the loan proceeds ($6.65 million) were paid to EastGroup and reduced the Company's mortgage loan receivable (see Note 4). EastGroup's 50% share of the loan proceeds ($6.65 million) reduced the carrying value of the investment. EastGroup's share of this mortgage was $6,585,000 at December 31, 2005 and $6,451,000 at December 31, 2006.

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

(5)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                                December 31,
                                                                                          ------------------------
                                                                                             2006          2005
                                                                                          ------------------------
                                                                                               (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization....      $  15,821        13,630
        Straight-line rent receivable, net of allowance for doubtful accounts.......         13,530        12,773
        Accounts receivable, net of allowance for doubtful accounts.................          5,189         2,930
        Acquired in-place lease intangibles, net of accumulated amortization
            of $4,294 and $3,580 for 2006 and 2005, respectively ...................          4,674         6,062
        Goodwill....................................................................            990           990
        Prepaid expenses and other assets...........................................         10,258         7,206
                                                                                          ------------------------
                                                                                          $  50,462        43,591
                                                                                          ========================

(6)  NOTES PAYABLE TO BANKS

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's current interest rate under this facility is LIBOR plus 90 basis points, except that it may be lower based upon the competitive bid option in the note (the Company was first eligible under this facility to exercise its option to solicit competitive bid offers in June 2005). The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At December 31, 2006, the weighted average interest rate was 5.83% on a balance of $20,000,000. The interest rate on each tranche is currently reset on a monthly basis.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matured in November 2006 and was renewed with a maturity date of November 2007. This credit facility is customarily used for working capital needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 100 basis points. At December 31, 2006, the interest rate was 6.32% on $9,066,000. EastGroup currently intends to renew this facility upon maturity.
     Average bank borrowings were $91,314,000 in 2006 compared to $100,504,000 in 2005 with weighted average interest rates of 6.12% in 2006 compared to 4.53% in 2005. Weighted average interest rates including amortization of loan costs were 6.50% for 2006 and 4.89% for 2005. Amortization of bank loan costs was $355,000, $357,000 and $404,000 for 2006, 2005 and 2004, respectively.
     The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2006.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $10,040,000 Tower Automotive Center recourse mortgage (see Note 7). Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes. The interest rate swap agreement is summarized as follows:

                             Current                                                             Fair Value         Fair Value
        Type of Hedge    Notional Amount    Maturity Date     Reference Rate    Fixed Rate      at 12/31/06        at 12/31/05
        ----------------------------------------------------------------------------------------------------------------------------
                         (In thousands)                                                                 (In thousands)
            Swap           $10,040(1)         12/31/10         1 month LIBOR       4.03%            $314               $311

(1) This mortgage is backed by a letter of credit totaling $10,156,000 at December 31, 2006. The letter of credit is renewable annually and expires on January 15, 2011.

(7)  MORTGAGE NOTES PAYABLE

     A summary of mortgage notes payable follows:

                                                                                             Carrying Amount          Balance at
                                                                      Monthly                  of Securing           December 31,
                                                                        P&I      Maturity     Real Estate at      ------------------
Property                                                     Rate     Payment      Date     December 31, 2006       2006      2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (In thousands)
Huntwood Distribution Center..............................  7.990%   $ 100,250    Repaid    $            -             -     10,761
Wiegman Distribution Center...............................  7.990%      46,269    Repaid                 -             -      4,967
Arion Business Park.......................................  4.450%     102,329    Repaid                 -             -     20,784
World Houston 1 & 2.......................................  7.770%      33,019   04/15/07            4,855         4,044      4,122
East University I & II, Broadway VI, 55th Avenue
  and Ethan Allen.........................................  8.060%      96,974   06/26/07           19,962        10,336     10,653
Dominguez, Kingsview, Walnut, Washington,
  Industry and Shaw.......................................  6.800%     358,770   03/01/09           53,258        35,723     37,532
Oak Creek Distribution Center I...........................  8.875%      52,109   09/01/09            5,785         1,521      1,988
Tower Automotive Center (recourse)(1).....................  5.300%  Semiannual   01/15/11            9,530        10,040     10,345
Interstate I, II & III, Venture, Stemmons Circle,
  Glenmont I & II,  West Loop I & II, Butterfield Trail
  and Rojas...............................................  7.250%     325,263   05/01/11           43,225        40,606     41,529
America Plaza, Central Green and World Houston 3-9........  7.920%     191,519   05/10/11           26,076        24,625     24,958
University Business Center (120 & 130 Cremona)............  6.430%      81,856   05/15/12            9,271         5,782      6,372
University Business Center (125 & 175 Cremona)............  7.980%      88,607   06/01/12           12,723        10,265     10,499
Oak Creek Distribution Center IV..........................  5.680%      31,253   06/01/12            6,829         4,270      4,439
Airport Distribution, Southpointe, Broadway I, III  &
  IV, Southpark, 51st Avenue, Chestnut, Main Street
  Interchange Business Park, North Stemmons I
  and World Houston 12 & 13...............................  6.860%     279,149   09/01/12           42,912        37,021     37,801
Interstate Distribution Center - Jacksonville.............  5.640%      31,645   01/01/13            6,964         4,830      4,934
Broadway V, 35th Avenue, Sunbelt, Beltway I,
  Lockwood, Northwest Point, Techway Southwest I
  and World Houston 10, 11 & 14...........................  4.750%     259,403   09/05/13           44,044        42,163     43,245
Kyrene Distribution Center I..............................  9.000%      11,246   07/01/14            2,334           740        805
World Houston 17, Kirby, Americas Ten I, Shady Trail,
  Palm River North I, II & III and Westlake I & II (2)....  5.680%     143,420   10/10/14           29,794        30,236     30,300
Chamberlain, Lake Pointe, Techway Southwest II and
  World Houston 19 & 20...................................  4.980%     256,952   12/05/15           23,401        37,832     39,000
Huntwood and Wiegman Distribution Centers.................  5.680%     265,275   09/05/16           23,973        37,743          -
Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
  Santan 10 and World Houston 16..........................  5.970%     557,467   11/05/16           62,515        77,831          -
Blue Heron Distribution Center II.........................  5.390%      16,176   02/29/20            5,609         1,832      1,927
                                                                                            ----------------------------------------
                                                                                            $      433,060       417,440    346,961
                                                                                            ========================================

(1) The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.3%. Semiannual principal payments are made on this note; interest is paid monthly. (See Note 6.) The principal amounts of these payments increase incrementally as the loan approaches maturity.
(2) Interest only was paid on this note until November 2006.


     The Company currently intends to repay its debt service obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments. Principal payments due during the next five years as of December 31, 2006 are as follows:

                  Years Ending December 31,             (In thousands)
        ---------------------------------------------------------------
        2007......................................      $      26,555
        2008......................................             12,967
        2009......................................             43,157
        2010......................................             11,680
        2011......................................             77,908

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                     December 31,
                                                               ------------------------
                                                                  2006          2005
                                                               ------------------------
                                                                    (In thousands)
        Property taxes payable............................     $   8,235         8,224
        Development costs payable.........................         6,504         2,777
        Dividends payable.................................         2,839         2,363
        Other payables and accrued expenses...............        15,011         9,577
                                                               ------------------------
                                                               $  32,589        22,941
                                                               ========================

(9) COMMON STOCK ACTIVITY

     The following table presents the common stock activity for the three years ended December 31, 2006:

                                                                        Years Ended December 31,
                                                               ------------------------------------------
                                                                  2006            2005            2004
                                                               ------------------------------------------
                                                                             Common Shares
        Shares outstanding at beginning of year...........      22,030,682    21,059,164      20,853,780
        Common stock offerings............................       1,437,500       860,000               -
        Stock options exercised...........................         118,269        72,415         167,380
        Dividend reinvestment plan........................           6,236         8,279          10,247
        Incentive restricted stock granted................         118,334        33,446          36,767
        Incentive restricted stock forfeited..............          (3,756)       (3,396)         (9,010)
        Director incentive restricted stock granted.......               -           481               -
        Director common stock awarded.....................           3,402         1,200               -
        Restricted stock withheld for tax obligations.....          (9,392)         (907)              -
                                                               ------------------------------------------
        Shares outstanding at end of year.................      23,701,275    22,030,682      21,059,164
                                                               ==========================================

Common Stock Issuances
     On September 13, 2006, EastGroup closed on the sale of 1,437,500 shares of its common stock. The net proceeds from the offering of the shares were approximately $68,112,000 after deducting the underwriting discount and other offering expenses.
     On March 31, 2005, EastGroup closed the sale of 800,000 shares of its common stock. On May 2, 2005, the underwriter closed on the exercise of a portion of its over-allotment option and purchased 60,000 additional shares. Total net proceeds from the offering of the shares were $31,597,000 after deducting the underwriting discount and other offering expenses.

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

(10)  STOCK-BASED COMPENSATION

     The  Company   adopted  SFAS  No.  123  (Revised  2004)  (SFAS  No.  123R),
Share-Based Payment, on January 1, 2006. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS No. 123R had no material impact on its overall financial position or results of operations. Prior to the adoption of SFAS No. 123R, the Company adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based
Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2002.

MANAGEMENT INCENTIVE PLAN
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,751,796; 1,865,572; and 1,898,945 at December 31, 2006, 2005 and 2004, respectively. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation expense was $2,788,000, $2,021,000 and $1,255,000 for 2006, 2005 and 2004, respectively, of which $768,000, $455,000 and $297,000 were capitalized as part of the Company's development costs for the respective years.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting occurs over nine years from the date of the grant for grants subject to service only. Restricted stock is granted to executives upon the satisfaction of annual performance goals and multi-year market goals with vesting over one to seven years. Under the modified prospective application method, the Company continues to recognize compensation expense on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123R. The expense for performance-based awards after January 1, 2006 is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The expense for market-based awards after January 1, 2006 and awards that only require service are expensed on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition was determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     In the second quarter of 2006, the Company granted shares contingent upon the attainment of certain annual performance goals and multi-year market conditions. At December 31, 2006, the estimated number of shares to be awarded under the annual performance goals was 37,258 at a weighted average grant date fair value of $43.83 per share to be vested over five years. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was $26.34 per target share with a total cost of approximately $2.1 million. These shares will vest over four years following a three-year performance measurement period which ends on December 31, 2008. Compensation costs related to these grants are included in stock-based compensation expense for the year ended December 31, 2006.
     During the restricted period for awards not subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to vest. Share certificates and dividends are delivered to the employee as they vest. As of December 31, 2006, there was $3,054,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.22 years.

     Following is a summary of the total restricted shares granted, forfeited and delivered to employees with the related weighted average grant date fair value share prices for 2006, 2005 and 2004. The table does not include the shares granted in 2006 that are contingent on performance goals or market conditions. Of the shares that vested in 2006 and 2005, 9,392 shares and 907 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. The fair value of shares that were granted during 2006, 2005 and 2004 was $494,000, $1,008,000 and $1,125,000 respectively. As of the vesting date, the fair value of shares that vested during 2006, 2005 and 2004 was $4,849,000, $2,415,000, and $224,000, respectively.

Restricted Stock Activity:                                        Years Ended December 31,
                                       --------------------------------------------------------------------------------
                                                 2006                       2005                       2004
                                       --------------------------------------------------------------------------------
                                                     Weighted                  Weighted                    Weighted
                                                      Average                   Average                     Average
                                         Shares     Grant Date     Shares     Grant Date      Shares      Grant Date
                                                    Fair Value                Fair Value                  Fair Value
                                       --------------------------------------------------------------------------------
Nonvested at beginning of year......     177,444    $   23.01      204,348    $   22.25        183,100    $   21.01
Granted (1).........................     118,334        38.12       33,446        30.15         36,767        30.59
Forfeited...........................      (3,756)       22.07       (3,396)       22.94         (9,010)       27.31
Vested..............................     (95,351)       30.15      (56,954)       24.50         (6,509)       27.30
                                       ----------                ----------                 -----------
Nonvested at end of year............     196,671        28.66      177,444        23.01        204,348        22.25
                                       ==========                ==========                 ===========

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

Following is a vesting schedule of the total nonvested shares as of December 31, 2006:

Nonvested Shares Vesting Schedule              Number of Shares
----------------------------------------------------------------
2007......................................             88,488
2008......................................             73,813
2009......................................             34,370
                                               -----------------
Total Nonvested Shares....................            196,671
                                               =================

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. The intrinsic value realized by employees from the exercise of options during 2006, 2005 and 2004 was $3,641,000, $758,000 and $2,635,000 respectively. Following is a summary of the total employee stock options granted, forfeited, exercised and expired with related weighted average exercise share prices for 2006, 2005 and 2004.

Stock Option Activity:                                            Years Ended December 31,
                                       --------------------------------------------------------------------------------
                                                 2006                       2005                       2004
                                       --------------------------------------------------------------------------------
                                                      Weighted                  Weighted                    Weighted
                                                      Average                   Average                     Average
                                         Shares       Exercise      Shares      Exercise       Shares       Exercise
                                                       Price                     Price                       Price
                                       --------------------------------------------------------------------------------
Outstanding at beginning of year....     251,075      $  19.80      286,740     $  19.85       432,370      $  18.39
Granted.............................           -             -            -            -             -             -
Forfeited...........................           -             -            -            -             -             -
Exercised...........................    (116,019)        18.29      (34,665)       20.11      (145,630)        15.58
Expired.............................           -             -       (1,000)       24.40             -             -
                                       ----------                 ----------                 ----------
Outstanding at end of year..........     135,056         21.10      251,075        19.80       286,740         19.85
                                       ==========                 ==========                 ==========

Exercisable at end of year..........     135,056      $  21.10      251,075     $  19.80       286,740      $  19.85

Employee outstanding stock options at December 31, 2006, all exercisable:

-------------------------------------------------------------------------------------------------
                                          Weighted Average
                                             Remaining            Weighted Average     Intrinsic
 Exercise Price Range        Number       Contractual Life        Exercise Price         Value
-------------------------------------------------------------------------------------------------
   $  18.50-25.30           135,056           2.0 years               $ 21.10         $4,426,000

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans.
     In 2005, 1,200 common shares of stock were issued to directors. In addition, 481 shares of restricted stock at $41.57 were granted, of which 120 shares were vested as of December 31, 2006. The restricted stock vests 25% per year for four years. As of December 31, 2006, there was $12,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.50 years. In 2006, 3,402 common shares of stock were issued to directors. There were 44,917 shares available for grant under the 2005 Plan at December 31, 2006.
     Stock-based compensation expense for directors was $105,000, $27,000 and $1,000 for 2006, 2005 and 2004, respectively. The intrinsic value realized by directors from the exercise of options was $70,000, $670,000 and $402,000 for 2006, 2005 and 2004, respectively.
     Following is a summary of the total director stock options granted, exercised and expired with related weighted average exercise share prices for 2006, 2005 and 2004.

Stock Option Activity:                                            Years Ended December 31,
                                        -----------------------------------------------------------------------------
                                                  2006                      2005                      2004
                                        -----------------------------------------------------------------------------
                                                      Weighted                  Weighted                 Weighted
                                                      Average                   Average                   Average
                                          Shares      Exercise      Shares      Exercise     Shares      Exercise
                                                       Price                     Price                     Price
                                        -----------------------------------------------------------------------------
Outstanding at beginning of year....       53,750     $  22.58      91,500      $  22.12     113,250     $  20.73
Granted.............................            -            -           -             -           -            -
Forfeited...........................            -            -           -             -           -            -
Exercised...........................       (2,250)       14.58     (37,750)        21.47     (21,750)       14.87
Expired.............................            -            -           -             -           -            -
                                        ----------                ---------                 ---------
Outstanding at end of year..........       51,500        22.93      53,750         22.58      91,500        22.12
                                        ==========                =========                 =========

Exercisable at end of year..........       51,500     $  22.93      53,750      $  22.58      91,500     $  22.12
Available for grant at end of year..            -            -           -             -      88,500            -

Director outstanding stock options at December 31, 2006, all exercisable:

-------------------------------------------------------------------------------------------------
                                          Weighted Average
                                             Remaining            Weighted Average     Intrinsic
 Exercise Price Range        Number       Contractual Life        Exercise Price         Value
-------------------------------------------------------------------------------------------------
   $  19.38-26.60           51,500           4.12 years               $ 22.93         $1,593,000

(11) PREFERRED STOCK

Series D 7.95% Cumulative Redeemable Preferred Stock
     In July 2003, EastGroup sold 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock at $25.00 per share in a direct placement. The preferred stock is redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 2, 2008. The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.
     The Company declared dividends of $1.9876 per share for Series D Preferred for each of the years 2006, 2005 and 2004.

(12) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for 2006, 2005 and 2004 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity and are summarized below.

                                                                                --------------------------------------
                                                                                   2006          2005          2004
                                                                                --------------------------------------
                                                                                            (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of year.........................................   $    311           14           (30)
          Change in fair value of interest rate swap.........................          3          297            44
                                                                                --------------------------------------
        Balance at end of year...............................................   $    314          311            14
                                                                                ======================================

(13) EARNINGS PER SHARE

     The Company applies SFAS No. 128, Earnings Per Share, which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                                --------------------------------------
                                                                                   2006          2005          2004
                                                                                --------------------------------------
                                                                                            (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders........         $   26,610        19,567       20,703
          Denominator-weighted average shares outstanding..............             22,372        21,567       20,771
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders........         $   26,610        19,567       20,703
          Denominator:
            Weighted average shares outstanding........................             22,372        21,567       20,771
            Common stock options.......................................                143           171          193
            Nonvested restricted stock.................................                177           154          124
                                                                                --------------------------------------
               Total Shares............................................             22,692        21,892       21,088
                                                                                ======================================

(14) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                             2006 Quarter Ended                      2005 Quarter Ended
                                                   -------------------------------------------------------------------------------
                                                    Mar 31    Jun 30    Sep 30    Dec 31    Mar 31    Jun 30    Sep 30    Dec 31
                                                   -------------------------------------------------------------------------------
                                                                        (In thousands, except per share data)
         Revenues...............................   $ 32,293    32,866    34,061    34,658    29,271    30,263    30,791    31,495
         Expenses...............................    (27,559)  (27,564)  (28,380)  (27,993)  (24,822)  (25,670)  (25,586)  (27,091)
                                                   -------------------------------------------------------------------------------
         Income from continuing operations......      4,734     5,302     5,681     6,665     4,449     4,593     5,205     4,404
         Income from discontinued operations....      1,427       274       239     4,912     1,087     1,295       642       516
                                                   -------------------------------------------------------------------------------
         Net income.............................      6,161     5,576     5,920    11,577     5,536     5,888     5,847     4,920
         Preferred dividends....................       (656)     (656)     (656)     (656)     (656)     (656)     (656)     (656)
                                                   -------------------------------------------------------------------------------
         Net income available to common
            stockholders........................   $  5,505     4,920     5,264    10,921     4,880     5,232     5,191     4,264
                                                   ===============================================================================
         BASIC PER SHARE DATA
         Net income available to common
            stockholders........................   $    .25       .22       .24       .47       .23       .24       .24       .20
                                                   ===============================================================================
         Weighted average shares outstanding....     21,881    21,932    22,235    23,425    20,891    21,755    21,799    21,811
                                                   ===============================================================================
         DILUTED PER SHARE DATA
         Net income available to common
            stockholders........................   $    .25       .22       .23       .46       .23       .24       .23       .19
                                                   ===============================================================================
         Weighted average shares outstanding....     22,208    22,237    22,553    23,749    21,196    22,073    22,130    22,147
                                                   ===============================================================================

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

(15) DEFINED CONTRIBUTION PLAN

     EastGroup maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions. The Company's total expense for this plan was $378,000, $387,000 and $332,000 for 2006, 2005 and 2004, respectively.

(16) LEGAL MATTERS

     The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance.

(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2006 and 2005. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                            -------------------------------------------------------
                                                       2006                           2005
                                            -------------------------------------------------------
                                               Carrying          Fair        Carrying        Fair
                                                Amount          Value         Amount        Value
                                            -------------------------------------------------------
                                                                 (In thousands)
        Financial Assets
           Cash and cash equivalents......     $     940           940          1,915         1,915
           Interest rate swap.............           314           314            311           311
        Financial Liabilities
           Mortgage notes payable.........       417,440       421,271        346,961       357,034
           Notes payable to banks.........        29,066        29,066        116,764       116,764

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

(18)  SUBSEQUENT EVENTS

     In January 2007, EastGroup purchased three buildings (181,000 square feet) in Charlotte for $9.3 million and a 60,000 square foot building in Dallas for $2.9 million. In addition, subsequent to December 31, 2006, the Company was under contract to purchase four buildings (456,000 square feet) in Charlotte for $21.1 million, four buildings (231,000 square feet) in San Antonio for $10.6 million and a 67,000 square foot building in Denver for $4.1 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of February 27, 2007, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries, as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the 2006 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Jackson, Mississippi                          KPMG LLP
February 27, 2007

                                  SCHEDULE III

               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2006 (In thousands)

                                                                          Gross Amount at
                                    Initial Cost                          which Carried at
                                   to the Company                         Close of Period
                                --------------------                ---------------------------
                                                          Costs
                                                       Capitalized                                Accumulated
                                       Buildings and  Subsequent to       Buildings and          Depreciation     Year      Year
Description       Encumbrances   Land  Improvements    Acquisition  Land  Improvements   Total  Dec. 31, 2006   Acquired Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Properties (c):
Industrial:
FLORIDA
 Jacksonville
  Deerwood        $       -       1,147     1,799        1,391      1,147      3,190     4,337     1,337          1989          1978
  Phillips                -       1,375     2,961        2,886      1,375      5,847     7,222     2,555          1994       1984/95
  Lake Pointe (l)    16,623       3,442     6,450        3,859      3,442     10,309    13,751     5,244          1993       1986/87
  Ellis                   -         540     7,513          604        540      8,117     8,657     2,259          1997          1977
  Westside                -       1,170    12,400        3,783      1,170     16,183    17,353     4,723          1997          1984
  Beach                   -         476     1,899          511        476      2,410     2,886       657          2000          2000
  Interstate Dist.    4,830       1,879     5,700          123      1,879      5,823     7,702       738          2005          1990
 Orlando
  Chancellor              -         291     1,711           61        291      1,772     2,063       645       1996/97       1996/97
  Exchange I              -         603     2,414        1,537        603      3,951     4,554     1,663          1994          1975
  Exchange II             -         300       945           30        300        975     1,275       304          2002          1976
  Exchange III            -         320       997            4        320      1,001     1,321       309          2002          1980
  Sunbelt
   Center (j)         7,828       1,474     5,745        3,784      1,474      9,529    11,003     4,195    1989/97/98 1974/87/97/98
  John Young I            -         497     2,444          525        497      2,969     3,466       853       1997/98       1997/98
  John Young II           -         512     3,613           87        512      3,700     4,212     1,228          1998          1999
  Altamonte I             -       1,518     2,661          790      1,518      3,451     4,969     1,614          1999       1980/82
  Altamonte II            -         745     2,618          328        745      2,946     3,691       566          2003          1975
  Sunport I               -         555     1,977          555        555      2,532     3,087       739          1999          1999
  Sunport II              -         597     3,271          818        597      4,089     4,686     1,841          1999          2001
  Sunport III             -         642     3,121          408        642      3,529     4,171       918          1999          2002
  Sunport IV              -         642     2,917          309        642      3,226     3,868       436          1999          2004
  Sunport V               -         750     2,509        1,845        750      4,354     5,104       513          1999          2005
  Sunport VI              -         672         -        3,310        672      3,310     3,982        75          1999          2006
  Southridge I            -         373         -        4,433        701      4,105     4,806       299          2003          2006
  Southridge IV           -         506         -        4,328        776      4,058     4,834        82          2003          2006
  Southridge V            -         382         -        4,152        638      3,896     4,534       276          2003          2006
 Tampa
  56th Street             -         843     3,567        2,232        843      5,799     6,642     3,020          1993    1981/86/97
  Jetport                 -       1,575     6,591        2,671      1,575      9,262    10,837     4,214       1993-99       1974-85
  Westport                -         980     3,800        1,949        980      5,749     6,729     2,424          1994       1983/87
  Benjamin I & II         -         843     3,963          409        883      4,332     5,215     1,698          1997          1996
  Benjamin III            -         407     1,503          263        407      1,766     2,173       975          1999          1988
  Palm River
   Center                 -       1,190     4,625        1,027      1,190      5,652     6,842     2,273       1997/98    1990/97/98
  Palm River
   North I & III (k)  5,640       1,005     4,688        1,561      1,005      6,249     7,254     1,602          1998          2000
  Palm River
   North II (k)       5,175         724     4,418          249        634      4,757     5,391     1,276       1997/98          1999
  Palm River South I      -         655     3,187          328        655      3,515     4,170       328          2000          2005
  Palm River South II     -         655         -        4,256        655      4,256     4,911       253          2000          2006
  Walden I                -         337     3,318          273        337      3,591     3,928     1,000       1997/98          2001
  Walden II               -         465     3,738          522        465      4,260     4,725     1,405          1998          1998
  Oak Creek I         1,521       1,110     6,126          206      1,110      6,332     7,442     1,657          1998          1998
  Airport Commerce        -       1,257     4,012          698      1,257      4,710     5,967     1,282          1998          1998
  Westlake (k)        7,186       1,333     6,998          929      1,333      7,927     9,260     2,796          1998       1998/99
  Expressway II           -       1,013     3,247          101      1,013      3,348     4,361       592          2003          2001
  Oak Creek II            -         647     3,603          409        647      4,012     4,659       671          2003          2001
  Oak Creek IV        4,270         805     6,472          (58)       805      6,414     7,219       390          2005          2001
  Expressway I            -         915     5,346          309        915      5,655     6,570       808          2002          2004
 Fort Lauderdale/
  Pompano Beach area
  Linpro                  -         613     2,243        1,091        616      3,331     3,947     1,486          1996          1986
  Cypress Creek           -           -     2,465        1,104          -      3,569     3,569     1,289          1997          1986
  Lockhart                -           -     3,489        1,835          -      5,324     5,324     1,714          1997          1986
  Interstate Commerce     -         485     2,652          427        485      3,079     3,564     1,159          1998          1988
  Sample 95               -       2,202     8,785        1,455      2,202     10,240    12,442     3,396       1996/98       1990/99


  Blue Heron              -         975     3,626        1,129        975      4,755     5,730     1,361          1999          1986
  Blue Heron II       1,832       1,385     4,222          684      1,385      4,906     6,291       682          2004          1988
  Executive Airport
   I & III                -       1,210     4,857          476      1,210      5,333     6,543       802          2001          2004
  Executive
   Airport II             -         781         -        4,218        781      4,218     4,999       181          2001          2006
NORTH CAROLINA
 Charlotte
  NorthPark               -       2,758    15,932            -      2,758     15,932    18,690       218          2006       1987-89
CALIFORNIA
 San Francisco area
  Wiegman (m)        14,135       2,197     8,788          946      2,308      9,623    11,931     2,799          1996       1986/87
  Huntwood (m)       23,608       3,842    15,368          716      3,842     16,084    19,926     5,085          1996          1988
  San Clemente            -         893     2,004           92        893      2,096     2,989       524          1997          1978
  Yosemite                -         259     7,058          380        259      7,438     7,697     2,002          1999       1974/87
 Los Angeles area
  Kingsview (e)       1,681         643     2,573            7        643      2,580     3,223       731          1996          1980
  Dominguez (e)       5,819       2,006     8,025        1,128      2,006      9,153    11,159     3,084          1996          1977
  Main Street (i)     4,022       1,606     4,103          532      1,606      4,635     6,241     1,286          1999          1999
  Walnut (e)          4,414       2,885     5,274          306      2,885      5,580     8,465     1,770          1996       1966/90
  Washington (e)      3,583       1,636     4,900          334      1,636      5,234     6,870     1,514          1997       1996/97
  Ethan Allen (f)     5,045       2,544    10,175           95      2,544     10,270    12,814     2,935          1998          1980
  Industry (e)       12,224      10,230    12,373          838     10,230     13,211    23,441     3,858          1998          1959
  Chestnut (i)        3,397       1,674     3,465          132      1,674      3,597     5,271       864          1998          1999
  Los Angeles
   Corporate Center       -       1,363     5,453        1,141      1,363      6,594     7,957     2,138          1996          1986
 Santa Barbara
  University Bus.
   Center            16,047       5,517    22,067        2,048      5,520     24,112    29,632     7,638          1996       1987/88
 Fresno
  Shaw (e)            8,002       2,465    11,627        1,252      2,465     12,879    15,344     4,287          1998    1978/81/87
 San Diego
  Eastlake                -       3,046     6,888        1,224      3,046      8,112    11,158     2,334          1997          1989
TEXAS
 Dallas
  Interstate
   I & II (h)         4,908       1,757     4,941        1,515      1,746      6,467     8,213     3,711          1988          1978
  Interstate III (h)  1,897         520     2,008          646        519      2,655     3,174       754          2000          1979
  Interstate IV           -         416     2,481           10        416      2,491     2,907       320          2004          2002
  Venture (h)         3,858       1,452     3,762        1,243      1,452      5,005     6,457     2,718          1988          1979
  Stemmons
   Circle (h)         1,578         363     2,014          263        363      2,277     2,640       945          1998          1977
  Ambassador Row          -       1,156     4,625        1,567      1,156      6,192     7,348     2,717          1998       1958/65
  North
   Stemmons I (i)     2,668         619     3,264          257        619      3,521     4,140       948          2001          1979
  North
   Stemmons II            -         150       583          181        150        764       914       202          2002          1971
  Shady Trail (k)     3,203         635     3,621          117        635      3,738     4,373       513          2003          1998
 Houston
  Northwest
   Point (j)          6,422       1,243     5,640        2,143      1,243      7,783     9,026     3,110          1994       1984/85
  Lockwood (j)        5,397         749     5,444        1,392        749      6,836     7,585     1,877          1997       1968/69
  West Loop (h)       3,995         905     4,383        1,397        905      5,780     6,685     1,971     1997/2000          1980
  World Houston
   1 & 2              4,044         660     5,893          611        660      6,504     7,164     2,309          1998          1996
  World Houston
   3, 4 & 5 (g)       4,963       1,025     6,413          297      1,025      6,710     7,735     2,453          1998          1998
  World
   Houston 6 (g)      2,247         425     2,423           55        425      2,478     2,903       829          1998          1998
  World Houston
   7 & 8 (g)          5,712         680     4,584        3,231        680      7,815     8,495     2,731          1998          1998
  World
   Houston 9 (g)      4,962         800     4,355        1,455        800      5,810     6,610     1,193          1998          1998
  World
   Houston 10 (j)     4,068         933     4,779            6        933      4,785     5,718     1,037          2001          1999
  World
   Houston 11 (j)     3,594         638     3,764          649        638      4,413     5,051     1,012          1999          1999
  World
   Houston 12 (i)     1,895         340     2,419          181        340      2,600     2,940       578          2000          2002
  World
   Houston 13 (i)     1,879         282     2,569           65        282      2,634     2,916     1,138          2000          2002
  World
   Houston 14 (j)     2,667         722     2,629          397        722      3,026     3,748       753          2000          2003
  World
   Houston 16 (n)     5,086         519     4,248          157        519      4,405     4,924       429          2000          2005
  World
   Houston 17 (k)     2,799         373     1,945          758        373      2,703     3,076       251          2000          2004


  World
   Houston 18             -         323     1,512           27        323      1,539     1,862       103          2005          1995
  World
   Houston 19 (l)     4,060         373     2,256          730        373      2,986     3,359       575          2000          2004
  World
   Houston 20 (l)     4,863         346     1,948        1,729      1,009      3,014     4,023       364          2000          2004
  World
   Houston 21             -         436         -        3,427        436      3,427     3,863        10       2000/03          2006
  America Plaza (g)   3,558         662     4,660          409        662      5,069     5,731     1,570          1998          1996
  Central Green (g)   3,183         566     4,031           97        566      4,128     4,694     1,316          1999          1998
  Glenmont (h)        4,908         936     6,161        1,119        936      7,280     8,216     2,320          1998     1999/2000
  Techway
   S.W. I (j)         4,067         729     3,765        1,222        729      4,987     5,716       876          2000          2001
  Techway
   S.W. II (l)        5,496         550     3,689          308        550      3,997     4,547       651          2000          2004
  Techway S.W. III        -         597         -        4,424        751      4,270     5,021        27          1999          2006
  Beltway I (j)       4,955         458     5,712          794        458      6,506     6,964     1,349          2002          2001
  Kirby (k)           3,143         530     3,153          235        530      3,388     3,918       320          2004          1980
  Clay Campbell           -         742     2,998           42        742      3,040     3,782       370          2005          1982
 El Paso
  Butterfield
   Trail (h)         15,629           -    22,144        4,013          -     26,157    26,157     9,633     1997/2000       1987/95
  Rojas (h)           3,833         900     3,659        1,855        900      5,514     6,414     2,679          1999          1986
  Americas Ten I (k)  3,090         526     2,778          848        526      3,626     4,152       872          2001          2003
 San Antonio
  Alamo Downs (n)     8,408       1,342     6,338          460      1,342      6,798     8,140     1,179          2004     1986/2002
  Arion (n)          41,157       4,593    31,432        3,820      4,593     35,252    39,845     5,202          2005  1988-2000/06
  Wetmore                 -       1,494    10,804          635      1,494     11,439    12,933       897          2005       1998/99
ARIZONA
 Phoenix area
  Broadway I (i)      2,967         837     3,349          417        837      3,766     4,603     1,456          1996          1971
  Broadway II             -         455       482          125        455        607     1,062       262          1999          1971
  Broadway III (i)    1,669         775     1,742           73        775      1,815     2,590       644          2000          1983
  Broadway IV (i)     1,446         380     1,652          212        380      1,864     2,244       604          2000          1986
  Broadway V (j)      1,050         353     1,090           33        353      1,123     1,476       321          2002          1980
  Broadway VI (f)       996         599     1,855           75        599      1,930     2,529       592          2002          1979
  Kyrene                740         850     2,044          349        850      2,393     3,243       909          1999          1981
  Kyrene II               -         640     2,409          312        640      2,721     3,361       910          1999          2001
  Metro                   -       1,927     7,708        2,371      1,927     10,079    12,006     3,227          1996       1977/79
  35th Avenue (j)     2,115         418     2,381          173        418      2,554     2,972       685          1997          1967
  Estrella                -         628     4,694          197        628      4,891     5,519     1,307          1998          1988
  51st Avenue (i)     1,760         300     2,029          401        300      2,430     2,730       736          1998          1987
  East University
   I and II (f)       2,316       1,120     4,482          279      1,120      4,761     5,881     1,478          1998       1987/89
  55th Avenue (f)     1,979         912     3,717          396        917      4,108     5,025     1,282          1998          1987
  Interstate
   Commons I              -         798     3,632          432        798      4,064     4,862     1,265          1999          1988
  Interstate
   Commons II             -         320     2,448          243        320      2,691     3,011       655          1999          2000
  Southpark (i)       2,724         918     2,738          571        918      3,309     4,227       779          2001          2000
  Airport Commons         -       1,000     1,510          178      1,000      1,688     2,688       348          2003          1971
  Santan 10 (n)       3,856         846     2,647          240        846      2,887     3,733       417          2001          2005
 Tucson
  Chamberlain (l)     6,790         506     3,564        1,547        506      5,111     5,617     1,062     1997/2003     1994/2003
  Airport Dist. (i)   4,443       1,103     4,672        1,117      1,103      5,789     6,892     1,293          1998          1995
  Southpointe (i)     3,697           -     3,982        1,754          -      5,736     5,736     1,841          1999          1989
  Benan                   -         707     1,842          394        707      2,236     2,943       241          2005          2001
TENNESSEE
 Memphis
  Air Park I              -         250     1,916          238        250      2,154     2,404       650          1998          1975
  Delp I & III            -         649     2,583          973        649      3,556     4,205     1,175          1998          1977
LOUISIANA
 New Orleans
  Elmwood                 -       2,861     6,337        2,285      2,861      8,622    11,483     4,126          1997          1979
  Riverbend               -       2,592    17,623        1,644      2,592     19,267    21,859     6,745          1997          1984


COLORADO
 Denver
  Rampart I (n)       5,606       1,023     3,861          543      1,023      4,404     5,427     2,274          1988          1987
  Rampart II (n)      4,212         230     2,977          871        230      3,848     4,078     1,743       1996/97       1996/97
  Rampart III (n)     6,471       1,098     3,884        1,283      1,098      5,167     6,265     1,591       1997/98          1999
OKLAHOMA
 Oklahoma City
  Northpointe             -         777     3,113          654        999      3,545     4,544       778          1998       1996/97
 Tulsa
  Braniff                 -       1,066     4,641        1,355      1,066      5,996     7,062     2,520          1996          1974
MISSISSIPPI
  Interchange (i)     4,454         343     5,007        1,560        343      6,567     6,910     2,361          1997          1981
  Tower              10,040           -     9,958        1,173          -     11,131    11,131     1,601          2001          2002
  Metro Airport I         -         303     1,479          685        303      2,164     2,467       407          2001          2003
                  ---------------------------------------------------------------------------------------
                    414,405     152,431   669,154      152,325    154,384    819,526   973,910   230,967
                  ---------------------------------------------------------------------------------------
Industrial Development (d):
FLORIDA
 Oak Creek III            -         665         -        2,794        665      2,794     3,459        47          2005           n/a
 Oak Creek V              -       1,114         -        3,719      1,114      3,719     4,833         -          2005           n/a
 Oak Creek A & B          -         512         -          239        512        239       751         -          2005           n/a
 Oak Creek Land           -       2,666         -        1,991      3,053      1,604     4,657         -          2005           n/a
 Southridge II            -         342         -        3,204        621      2,925     3,546        27          2003           n/a
 Southridge III           -         547         -        3,906        873      3,580     4,453         -          2003           n/a
 Southridge VI            -         571         -        4,400        843      4,128     4,971         -          2003           n/a
 SouthRidge Land          -       4,471         -        3,900      6,393      1,978     8,371         -       2003/05           n/a
 Blue Heron III           -         450         -          235        450        235       685         -          2004           n/a
 SunCoast I & II          -       1,822         -        3,456      1,822      3,456     5,278         -          2005           n/a
 SunCoast Land            -       3,273         -            3      3,273          3     3,276         -          2006           n/a
 SunCoast II Land         -       9,347         -           45      9,351         41     9,392         -          2006           n/a
CALIFORNIA
 Castilian
  (Redevelopment)         -       2,719     1,410          793      2,719      2,203     4,922         -          2005           n/a
TEXAS
 Techway S.W. IV          -         535         -        1,005        674        866     1,540         -          1999           n/a
 World
  Houston 15              -         731         -        3,795        731      3,795     4,526        41          2000           n/a
 World
  Houston 22              -         436         -        2,634        436      2,634     3,070         -          2000           n/a
 World
  Houston 23              -         910         -        3,587        910      3,587     4,497         -          2000           n/a
 World
  Houston 24              -         838         -          263        838        263     1,101         -          2005           n/a
 World
  Houston 25              -         508         -          137        508        137       645         -          2005           n/a
 World
  Houston Land            -       4,238         -          586      4,238        586     4,824         - 2000/03/05/06           n/a
 Beltway
  II, III, & IV           -       1,335         -        5,818      1,335      5,818     7,153         -          2005           n/a
 Beltway Land             -       2,805         -          338      2,805        338     3,143         -          2005           n/a
 Americas Ten
  II & III                -       1,365         -        1,079      1,365      1,079     2,444         -          2001           n/a
 Arion 16                 -         427         -        1,957        427      1,957     2,384         -          2005           n/a
 Arion 17 (n)         3,035         616         -        2,322        616      2,322     2,938         -          2005           n/a
 Arion Land               -         628         -           89        628         89       717         -          2005           n/a
 Wetmore Land             -       2,518         -          171      2,518        171     2,689         -          2006           n/a
ARIZONA
 SanTan 10
  Phase II                -       1,088         -        4,413      1,088      4,413     5,501        24          2004           n/a
 40th Street              -         703         -          398        703        398     1,101         -          2004           n/a
 Interstate
  Commons III             -         242         -          331        242        331       573         -          2000           n/a
 Sky Harbor Land          -       5,839         -          676      5,839        676     6,515         -          2006           n/a
 Airport Dist. II         -         300         -           26        300         26       326         -          2000           n/a
MISSISSIPPI
 Metro Airport II         -         307         -          398        307        398       705         -          2001           n/a
                  ---------------------------------------------------------------------------------------
                      3,035      54,868     1,410       58,708     58,197     56,789   114,986       139
                  ---------------------------------------------------------------------------------------

Total real estate
 owned (a)(b)     $ 417,440     207,299   670,564      211,033    212,581    876,315 1,088,896   231,106
                  =======================================================================================

(a)  Changes in Real Estate Properties follow:

                                                                      Years Ended December 31,
                                                             -----------------------------------------
                                                                 2006           2005            2004
                                                             -----------------------------------------
                                                                           (In thousands)
     Balance at beginning of year..........................  $ 1,021,841       887,506        842,577
     Purchase of real estate properties....................       18,690        71,103         19,867
     Development of real estate properties.................       77,666        58,192         19,196
     Improvements to real estate properties................       13,470        11,262         10,866
     Carrying amount of investments sold...................      (42,485)       (6,034)        (4,659)
     Write-off of improvements.............................         (213)         (188)          (341)
     Other.................................................          (73)            -              -
                                                             -----------------------------------------
     Balance at end of year (1) ...........................  $ 1,088,896     1,021,841        887,506
                                                             =========================================

     (1) Includes 20% minority interest in University Business Center totaling $5,926,000 at December 31, 2006 and $5,919,000 at December 31, 2005.

Changes in the accumulated depreciation on real estate properties follow:

                                                             -----------------------------------------
                                                                 2006           2005           2004
                                                             -----------------------------------------
                                                                           (In thousands)
     Balance at beginning of year..........................  $   206,427       175,062        146,934
     Depreciation expense..................................       35,428        32,693         29,249
     Accumulated depreciation on assets sold...............      (10,630)       (1,234)          (968)
     Other.................................................         (119)          (94)          (153)
                                                             -----------------------------------------
     Balance at end of year ...............................  $   231,106       206,427        175,062
                                                             =========================================

(b) The estimated aggregate cost of real estate properties at December 31, 2006 for federal income tax purposes was approximately $1,029,961,000 before estimated accumulated tax depreciation of $152,838,000. The federal income tax return for the year ended December 31, 2006 has not been filed and, accordingly, this estimate is based on preliminary data.

(c) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d) The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)  EastGroup  has  a  $35,723,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry and Shaw.

(f) EastGroup has a $10,336,000 nonrecourse first mortgage loan with Prudential Life secured by East University I & II, Broadway VI, 55th Avenue and Ethan Allen.

(g) EastGroup has a $24,625,000 nonrecourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3-9.

(h)  EastGroup  has  a  $40,606,000   nonrecourse   first   mortgage  loan  with
Metropolitan Life secured by Interstate I, II & III, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas.

(i) EastGroup has a $37,021,000 nonrecourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I and World Houston 12 & 13.

(j) EastGroup has a $42,163,000 nonrecourse first mortgage loan with Prudential Life secured by Broadway V, 35th Avenue, Sunbelt, Freeport (aka Beltway Crossing
I), Lockwood,  Northwest Point,  Techway  Southwest I and World Houston 10, 11 &
14.

(k) EastGroup has a $30,236,000 nonrecourse first mortgage loan with New York Life secured by World Houston 17, Kirby, Americas Ten I, Shady Trail, Palm River North I, II & III and Westlake I & II.

(l) EastGroup has a $37,832,000 nonrecourse first mortgage loan with Prudential Life secured by Chamberlain, Lake Pointe, Techway Southwest II and World Houston 19 & 20.

(m) EastGroup has a $37,743,000 nonrecourse first mortgage loan with Prudential Life secured by Huntwood and Wiegman.

(n) EastGroup has a $77,831,000 nonrecourse first mortgage loan with Prudential Life secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16.

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2006

                                           Number of       Interest     Maturity                    Periodic
                                             Loans           Rate         Date                    Payment Terms
                                           -----------------------------------------------------------------------------
Second mortgage loan:
  Madisonville land, Kentucky                  1            7.00%         01/12          Principal and interest monthly
                                           ---------
Total mortgage loans (c)                       1
                                           =========

                                                                                           Principal
                                            Face Amount           Carrying               Amount of Loans
                                            of Mortgages          Amount of            Subject to Delinquent
                                           Dec. 31, 2006          Mortgages           Principal or Interest (d)
                                           ---------------------------------------------------------------------
                                                                       (In thousands)
Second mortgage loan:
  Madisonville land, Kentucky              $        162             162                                     -
                                           ---------------------------------------------------------------------
Total mortgage loans                       $        162             162  (a)(b)                             -
                                           =====================================================================

(a) Changes in mortgage loans follow:

                                                                        Years Ended December 31,
                                                              ---------------------------------------------
                                                                   2006             2005          2004
                                                              ---------------------------------------------
                                                                             (In thousands)
Balance at beginning of year...............................   $       -            7,550               -
Advances on mortgage notes receivable......................         185                -           7,550
Payments on mortgage notes receivable......................         (23)          (7,550)              -
                                                              ---------------------------------------------
Balance at end of year.....................................   $     162                -           7,550
                                                              =============================================

(b) The  aggregate  cost  for  federal  income  tax  purposes  is  approximately
$162,000.

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

               EASTGROUP PROPERTIES, INC.

               By: /s/ DAVID H. HOSTER II
                   ----------------------------------------
               David H. Hoster II, Chief Executive Officer, President & Director February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*                                          *
--------------------------------------     -------------------------------------
D. Pike Aloian, Director                   H. C. Bailey, Jr., Director
February 26, 2007                          February 26, 2007

*                                          *
--------------------------------------     -------------------------------------
Hayden C. Eaves III, Director              Fredric H. Gould, Director
February 26, 2007                          February 26, 2007

*                                          *
--------------------------------------     -------------------------------------
Mary Elizabeth McCormick, Director         David M. Osnos, Director
February 26, 2007                          February 26, 2007

*                                          /s/ N. KEITH MCKEY
--------------------------------------     -------------------------------------
Leland R. Speed, Chairman of the Board     * By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)              February 28, 2007
February 26, 2007

/s/ BRUCE CORKERN
--------------------------------------------------------------------------
Bruce Corkern, Sr. Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
February 28, 2007

/s/ N. KEITH MCKEY
------------------------------------------------
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 28, 2007

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

     (10) Material Contracts (*Indicates management or compensatory agreement):

          (a) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
          (b) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
          (c) Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed January 8, 2007).*
          (d) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1,
               2000).*
          (e) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27,
               2004).*
          (f) Amendment No. 1 to the 2004 Equity Incentive Plan (filed herewith). *
          (g) Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed January 8, 2007).*
          (h) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2,
               2005).*
          (i) Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2006).*
          (j) Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed January 8, 2007).*
          (k) Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to
               Exhibit 10(b) to the Company's Form 8-K filed January 8, 2007).*
          (l) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
          (m) Annual Cash Bonus, Annual Long-Term Incentive and Multi-Year Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
          (n) Credit Agreement dated December 6, 2004 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Commerzbank Aktiengesellschaft, New York Branch and SunTrust Bank as
               Co-Syndication Agents; AmSouth Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; PNC Capital Markets, Inc., as Sole Lead Arranger and Sole Bookrunner; and the Lenders (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 2004).

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