Form 10-Q
period 2007-03-31
EASTGROUP PROPERTIES INC
filed 2007-05-10
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007              COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of May 7, 2007 was 23,748,210.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                                                                                          Pages
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets, March 31, 2007 (unaudited) and
         December 31, 2006                                                                                  3

         Consolidated statements of income for the three months ended
         March 31, 2007 and 2006 (unaudited)                                                                4

         Consolidated statement of changes in stockholders' equity for
         the three months ended March 31, 2007 (unaudited)                                                  5

         Consolidated statements of cash flows for the three months
         ended March 31, 2007 and 2006 (unaudited)                                                          6

         Notes to consolidated financial statements (unaudited)                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                             13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        22

Item 4.  Controls and Procedures                                                                           23

PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                                                      24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       24

Item 6.  Exhibits                                                                                          24

SIGNATURES

Authorized signatures                                                                                      25

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                  March 31, 2007          December 31, 2006
                                                                                --------------------------------------------
                                                                                   (Unaudited)
ASSETS
  Real estate properties....................................................    $      1,027,429                    973,910
  Development...............................................................             129,346                    114,986
                                                                                --------------------------------------------
                                                                                       1,156,775                  1,088,896
      Less accumulated depreciation.........................................            (240,417)                  (231,106)
                                                                                --------------------------------------------
                                                                                         916,358                    857,790

  Unconsolidated investment.................................................               2,571                      2,595
  Cash......................................................................                 941                        940
  Other assets..............................................................              51,813                     50,462
                                                                                --------------------------------------------
      TOTAL ASSETS..........................................................    $        971,683                    911,787
                                                                                ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................    $        414,275                    417,440
  Notes payable to banks....................................................             104,262                     29,066
  Accounts payable & accrued expenses.......................................              25,736                     32,589
  Other liabilities.........................................................              11,840                     11,747
                                                                                --------------------------------------------
                                                                                         556,113                    490,842
                                                                                --------------------------------------------

                                                                                --------------------------------------------
Minority interest in joint ventures.........................................               2,193                      2,148
                                                                                --------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
   no shares issued.........................................................                   -                          -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
   issued; stated liquidation preference of $33,000.........................              32,326                     32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
   23,740,760 shares issued and outstanding at March 31, 2007 and
   23,701,275 at December 31, 2006..........................................                   2                          2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
   no shares issued.........................................................                   -                          -
  Additional paid-in capital on common shares...............................             463,668                    463,170
  Distributions in excess of earnings.......................................             (82,870)                   (77,015)
  Accumulated other comprehensive income....................................                 251                        314
                                                                                --------------------------------------------
                                                                                         413,377                    418,797
                                                                                --------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................    $        971,683                    911,787
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   2007              2006
                                                                                --------------------------
REVENUES
  Income from real estate operations..................................          $   36,086         32,178
  Other income........................................................                  25             19
                                                                                --------------------------
                                                                                    36,111         32,197
                                                                                --------------------------
EXPENSES
  Expenses from real estate operations................................              10,084          8,958
  Depreciation and amortization.......................................              11,195         10,321
  General and administrative..........................................               2,029          1,808
                                                                                --------------------------
                                                                                    23,308         21,087
                                                                                --------------------------

OPERATING INCOME......................................................              12,803         11,110

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment.....................                  76             74
  Interest income.....................................................                  22             22
  Interest expense....................................................              (6,171)        (6,335)
  Minority interest in joint ventures.................................                (150)          (137)
                                                                                --------------------------
INCOME FROM CONTINUING OPERATIONS ....................................               6,580          4,734
                                                                                --------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations..................................                   -            359
  Gain on sale of real estate investments.............................                   7          1,068
                                                                                --------------------------
INCOME FROM DISCONTINUED OPERATIONS ..................................                   7          1,427
                                                                                --------------------------

NET INCOME............................................................               6,587          6,161

  Preferred dividends-Series D........................................                 656            656
                                                                                --------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...........................          $    5,931          5,505
                                                                                ==========================

BASIC PER COMMON SHARE DATA
  Income from continuing operations...................................          $      .25            .19
  Income from discontinued operations.................................                   -            .06
                                                                                --------------------------
  Net income available to common stockholders.........................          $      .25            .25
                                                                                ==========================

  Weighted average shares outstanding.................................              23,531         21,881
                                                                                ==========================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations...................................          $      .25            .19
  Income from discontinued operations.................................                   -            .06
                                                                                --------------------------
  Net income available to common stockholders.........................          $      .25            .25
                                                                                ==========================

  Weighted average shares outstanding.................................              23,769         22,208
                                                                                ==========================

Dividends declared per common share...................................          $      .50            .49
                                                                                ==========================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                               Accumulated
                                                                                 Additional   Distributions       Other
                                                            Preferred   Common    Paid-In       In Excess     Comprehensive
                                                              Stock     Stock     Capital      Of Earnings        Income      Total
                                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006................................  $ 32,326         2      463,170       (77,015)           314    418,797
 Comprehensive income
  Net income..............................................         -         -            -         6,587              -      6,587
  Net unrealized change in fair value of
   interest rate swap.....................................         -         -            -             -            (63)       (63)
                                                                                                                           ---------
    Total comprehensive income............................                                                                    6,524
                                                                                                                           ---------
 Common dividends declared - $.50 per share...............         -         -            -       (11,786)             -    (11,786)
 Preferred stock dividends declared - $.4969 per share....         -         -            -          (656)             -       (656)
 Stock-based compensation, net of forfeitures.............         -         -          546             -              -        546
 Issuance of 10,000 shares of common stock,
  options exercised.......................................         -         -          218             -              -        218
 Issuance of 1,401 shares of common stock,
  dividend reinvestment plan..............................         -         -           71             -              -         71
 6,312 shares withheld to satisfy tax withholding
  obligations in connection with the vesting of
  restricted stock........................................         -         -         (337)            -              -       (337)
                                                            ------------------------------------------------------------------------
BALANCE, MARCH 31, 2007...................................  $ 32,326         2      463,668       (82,870)           251    413,377
                                                            ========================================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                             ---------------------------------------
                                                                                                   2007                   2006
                                                                                             ---------------------------------------
OPERATING ACTIVITIES
  Net income...........................................................................      $     6,587                   6,161
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations...........................           11,195                  10,321
    Depreciation and amortization from discontinued operations.........................                -                     286
    Minority interest depreciation and amortization....................................              (38)                    (37)
    Amortization of mortgage loan premiums.............................................              (29)                   (110)
    Gain on sale of real estate investments............................................               (7)                 (1,068)
    Stock-based compensation expense...................................................              366                     446
    Equity in earnings of unconsolidated investment net of distributions...............               24                      56
    Changes in operating assets and liabilities:
      Accrued income and other assets..................................................            1,935                  (2,712)
      Accounts payable, accrued expenses and prepaid rent..............................           (5,489)                 (4,211)
                                                                                             ---------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................           14,544                   9,132
                                                                                             ---------------------------------------

INVESTING ACTIVITIES
  Real estate development..............................................................          (23,794)                (14,027)
  Purchases of real estate.............................................................          (43,980)                      -
  Real estate improvements.............................................................           (2,751)                 (3,125)
  Proceeds from sale of real estate investments........................................                7                  15,574
  Changes in other assets and other liabilities........................................              131                     631
                                                                                             ---------------------------------------
NET CASH USED IN INVESTING ACTIVITIES..................................................          (70,387)                   (947)
                                                                                             ---------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings........................................................          129,447                  40,625
  Repayments on bank borrowings........................................................          (54,251)                (36,014)
  Principal payments on mortgage notes payable.........................................           (3,136)                 (2,235)
  Debt issuance costs..................................................................              (46)                    (72)
  Distributions paid to stockholders...................................................          (12,568)                (11,500)
  Proceeds from exercise of stock options..............................................              218                     411
  Proceeds from dividend reinvestment plan.............................................               71                      78
  Other................................................................................           (3,891)                   (126)
                                                                                             ---------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................           55,844                  (8,833)
                                                                                             ---------------------------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.......................................                1                    (648)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................              940                   1,915
                                                                                             ---------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................      $       941                   1,267
                                                                                             =======================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,440 and $919
    for 2007 and 2006, respectively....................................................      $     5,968                   6,317
  Fair value of common stock awards issued to employees and directors,
    net of forfeitures.................................................................              930                   3,134

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements contained in the 2006 annual report on Form 10-K and the notes thereto.

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2006 and March 31, 2007, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation. These amounts include reclassifications in the accompanying consolidated statements of cash flows. The reclassifications for the three months ended March 31, 2006 resulted in a decrease of $636,000 in cash flows from operating activities, an increase of $152,000 in investing activities and an increase of $484,000 in financing activities. These reclassifications were immaterial to the prior period presented.

(5)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment--industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $9,311,000 and $8,803,000 for the three months ended March 31, 2007 and 2006, respectively. The Company's real estate properties at March 31, 2007 and December 31, 2006 were as follows:

                                                                          March 31, 2007          December 31, 2006
                                                                         -------------------------------------------
                                                                                       (In thousands)
        Real estate properties:
           Land................................................          $      163,319                    154,384
           Buildings and building improvements.................                 707,143                    670,751
           Tenant and other improvements.......................                 156,967                    148,775
        Development............................................                 129,346                    114,986
                                                                         -------------------------------------------
                                                                              1,156,775                  1,088,896
           Less accumulated depreciation.......................                (240,417)                  (231,106)
                                                                         -------------------------------------------
                                                                         $      916,358                    857,790
                                                                         ===========================================

(6)  DEVELOPMENT

     During the period when a property is under development, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. As the property becomes occupied, interest, depreciation, property taxes and other costs for the percentage occupied only are expensed as incurred. When the property becomes 80% occupied or one year after completion of the shell construction, whichever comes first, the property is no longer considered a development property and becomes an industrial property. Once the property becomes classified as an industrial property, all interest and property taxes are expensed and depreciation commences on the entire property (excluding the land).

(7)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141 to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $704,000 and $740,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization of above and below market leases was immaterial for all periods presented.
     The Company acquired four operating properties during 2007 for a total cost of $43,980,000, of which $41,334,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $2,894,000 to in-place lease intangibles and $246,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $494,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at March 31, 2007 and December 31, 2006.

(8)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

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

(9)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                           March 31, 2007        December 31, 2006
                                                                                         -------------------------------------------
                                                                                                      (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization.....         $       16,721                  15,821
     Straight-line rent receivable, net of allowance for doubtful accounts........                 13,672                  13,530
     Accounts receivable, net of allowance for doubtful accounts..................                  4,142                   5,189
     Acquired in-place lease intangibles, net of accumulated amortization
      of $4,858 and $4,294 for 2007 and 2006, respectively .......................                  6,863                   4,674
     Goodwill.....................................................................                    990                     990
     Prepaid expenses and other assets............................................                  9,425                  10,258
                                                                                         -------------------------------------------
                                                                                           $       51,813                  50,462
                                                                                         ===========================================

(10)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                           March 31, 2007        December 31, 2006
                                                                                         -------------------------------------------
                                                                                                       (In thousands)
        Property taxes payable.........................................                    $        5,473                   8,235
        Development costs payable......................................                             8,501                   6,504
        Dividends payable..............................................                             2,712                   2,839
        Other payables and accrued expenses............................                             9,050                  15,011
                                                                                         -------------------------------------------
                                                                                           $       25,736                  32,589
                                                                                         ===========================================

(11)  COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income for the three months ended March 31, 2007 are presented in the Company's Consolidated Statement of Changes in Stockholders' Equity and for the three months ended March 31, 2007 and 2006 are summarized below.

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                   2007               2006
                                                                                -----------------------------
                                                                                       (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME:
        Balance at beginning of period.................................         $     314                311
            Change in fair value of interest rate swap.................               (63)               141
                                                                                -----------------------------
        Balance at end of period.......................................         $     251                452
                                                                                =============================

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

     Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                -----------------------------
                                                                                   2007               2006
                                                                                -----------------------------
                                                                                       (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders........         $    5,931             5,505
          Denominator-weighted average shares outstanding..............             23,531            21,881
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders........         $    5,931             5,505
          Denominator:
            Weighted average shares outstanding........................             23,531            21,881
            Common stock options.......................................                109               170
            Nonvested restricted stock.................................                129               157
                                                                                -----------------------------
              Total Shares.............................................             23,769            22,208
                                                                                =============================

 (13)  STOCK-BASED COMPENSATION

     The Company adopted SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, on January 1, 2006. The rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS No. 123R had no material impact on its overall financial position or results of operations. Prior to the adoption of SFAS No. 123R, the Company adopted the fair value
recognition   provisions   of  SFAS  No.   148,   Accounting   for   Stock-Based
Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2002.

MANAGEMENT INCENTIVE PLAN
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,721,431 at March 31, 2007. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation expense was $545,000 and $584,000 for the three months ended March 31, 2007 and 2006, respectively, of which $217,000 and $152,000 were capitalized as part of the Company's development costs for the respective periods.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting occurs over nine years from the date of the grant for grants subject to service only. Restricted stock is granted to executives upon the satisfaction of annual performance goals and multi-year market conditions with vesting over one to seven years from the grant date. Under the modified prospective application method, the Company continues to recognize compensation expense on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123R. The expense for performance-based awards after January 1, 2006 is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The expense for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition was determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     In the second quarter of 2006, the Company granted shares contingent upon the attainment of certain annual performance goals and multi-year market conditions. In March 2007, 36,196 shares were awarded under the 2006 annual performance goals at a weighted average grant date fair value of $43.83 per share. These shares vested 20% on March 8, 2007, and will vest 20% per year over the next four years. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was $26.34 per target share with a total cost of approximately $2.1 million. These shares will vest over four years following the three-year performance measurement period which ends on December 31, 2008. Compensation costs related to these grants are included in stock-based compensation expense for the three months ended March 31, 2007.
     During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded. Share certificates and dividends are delivered to the employee as they vest. As of March 31, 2007, there was $3,520,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.43 years.
     Following is a summary of the total restricted shares granted, forfeited and delivered to employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2007. The table does not include the shares granted in 2006 that are contingent on market conditions. Of the shares that vested in the first quarter of 2007, 6,312 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. No shares were granted in the first quarter of 2007 other than shares granted in 2006 subject to the satisfaction of annual performance goals--the number of shares was determined based on 2006 performance and issued in March 2007. As of the vesting date, the fair value of shares that vested during the first quarter of 2007 was $1,743,000.

                                                         Three Months Ended
Restricted Stock Activity:                                 March 31, 2007
                                                    ----------------------------
                                                                     Weighted
                                                                     Average
                                                                    Grant Date
                                                      Shares        Fair Value
                                                    ----------------------------
Nonvested at beginning of period..........             196,671      $    28.66
Granted(1)................................              36,196           43.83
Forfeited.................................              (1,800)          22.82
Vested....................................             (32,691)          37.40
                                                    ------------
Nonvested at end of period................             198,376           30.04
                                                    ============

(1) Consists of shares issued in 2007 that were granted in 2006 subject to the satisfaction of annual performance goals.

Following is a vesting schedule of the total nonvested shares as of March 31, 2007:

Nonvested Shares Vesting Schedule                              Number of Shares
--------------------------------------------------------------------------------
Remainder of 2007.........................                             62,437
2008......................................                             80,453
2009......................................                             41,010
2010......................................                              7,240
2011......................................                              7,236
                                                              ------------------
Total Nonvested Shares....................                            198,376
                                                              ==================

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. There were no options granted, forfeited, or expired during the three months ended March 31, 2007. The intrinsic value realized by employees from the exercise of 10,000 options during the three months ended March 31, 2007 was $348,000.

Employee outstanding stock options at March 31, 2007, all exercisable:
-----------------------------------------------------------------------------------------------------------------------
                                             Weighted Average Remaining           Weighted Average          Intrinsic
Exercise Price Range          Number              Contractual Life                 Exercise Price             Value
-----------------------------------------------------------------------------------------------------------------------
  $  18.50-25.30             125,056                  1.8 years                        $ 21.04              $3,750,000

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans.
     In 2005, 481 shares of restricted stock at $41.57 were granted, of which 120 shares were vested as of March 31, 2007. The restricted stock vests 25% per year for four years. As of March 31, 2007, there was $11,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.25 years. There were 44,917 shares available for grant under the 2005 Plan at March 31, 2007.
     Stock-based compensation expense for directors totaled $38,000 and $14,000 for the three months ended March 31, 2007 and 2006, respectively. There were no options granted, exercised or expired during the three months ended March 31, 2007.

Director outstanding stock options at March 31, 2007, all exercisable:
-----------------------------------------------------------------------------------------------------------------------
                                             Weighted Average Remaining           Weighted Average          Intrinsic
Exercise Price Range          Number              Contractual Life                 Exercise Price             Value
-----------------------------------------------------------------------------------------------------------------------
  $  19.38-26.60              51,500                  3.87 years                       $ 22.93              $1,447,000

(14)  NEWLY ADOPTED ACCOUNTING PRINCIPLES

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2002 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 had no impact on the Company's overall financial position or results of operations during the first quarter of 2007.

(15)  SUBSEQUENT EVENTS

     In late March, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million, and construction is expected to begin in July 2007 with occupancy projected in the second quarter of 2008. In connection with this build-to-suit development, EastGroup entered into contracts with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida for approximately $9 million. These acquisitions are expected to close in mid-2008, in line with completion of the build-to-suit development.
     In addition, the Company entered into a contract to acquire a 45,000 square foot building and 10 acres of land for future development in Tucson, Arizona for approximately $5.5 million. This acquisition is expected to close in mid-May 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The  Company's  primary  revenue  is rental  income;  as such,  EastGroup's greatest challenge is leasing space. During the three months ended March 31, 2007, leases on 1,084,000 square feet (4.7%) of EastGroup's total square footage of 22,881,000 expired, and the Company was successful in renewing or re-leasing 93% of that total. In addition, EastGroup leased 204,000 square feet of other vacant space during this period. During the three months ended March 31, 2007, average rental rates on new and renewal leases increased by 11.4%.
     EastGroup's total leased percentage increased to 96.7% at March 31, 2007 from 94.4% at March 31, 2006. Leases scheduled to expire for the remainder of 2007 were 10.5% of the portfolio on a square foot basis at March 31, 2007, and this figure was reduced to 9.3% as of May 7, 2007. Property net operating income from same properties increased 4.4% for the quarter ended March 31, 2007 as compared to the same period in 2006. The first quarter of 2007 was EastGroup's fifteenth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2007, EastGroup purchased four operating properties (928,000 square feet in 12 buildings) and one property for redevelopment (68,000 square feet) for a total of $48.1 million. Two of the properties are in Charlotte, North Carolina, a new market for EastGroup in late 2006; the Company now owns almost one million square feet in Charlotte. The other two operating properties are located in Dallas and in San Antonio. San Antonio was a new market for EastGroup in 2004 with current square footage of approximately 1.5 million including properties under development. The third new market for EastGroup in the last few years is Fort Myers where the Company is currently constructing two buildings. The property purchased for redevelopment is located in Denver and will complement our current presence there.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During 2007, the Company transferred two properties (146,000 square feet) with aggregate costs of $9.1 million at the date of transfer from development to real estate properties. These properties are located in Chandler, Arizona and Tampa, Florida and are both 100% leased. In late March, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million, and construction is expected to begin in July 2007 with occupancy projected in the second quarter of 2008.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower, which leases 210,000 square feet from EastGroup under a lease expiring in December 2010, is current with their rental payments to EastGroup through May 2007. EastGroup is obligated under a recourse mortgage loan on the property for $9,875,000 as of March 31, 2007. Property net operating income for 2006 was $1,372,000 for the property occupied by Tower. Rental income due for 2007 is $1,389,000 with estimated property net operating income for 2007 of $1,369,000. Property net operating income for the first three months of 2007 was $340,000.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three months ended March 31, 2007 and 2006 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                                   Three Months Ended March 31,
                                                                                              --------------------------------------
                                                                                                 2007                        2006
                                                                                              --------------------------------------
                                                                                                           (In thousands)
Income from real estate operations..............................................              $   36,086                     32,178
Expenses from real estate operations............................................                 (10,084)                    (8,958)
                                                                                              --------------------------------------
PROPERTY NET OPERATING INCOME...................................................                  26,002                     23,220

Equity in earnings of unconsolidated investment (before depreciation)...........                     109                        107
Income from discontinued operations (before depreciation and amortization)......                       -                        645
Interest income.................................................................                      22                         22
Other income....................................................................                      25                         19
Interest expense................................................................                  (6,171)                    (6,335)
General and administrative expense..............................................                  (2,029)                    (1,808)
Minority interest in earnings (before depreciation and amortization)............                    (188)                      (174)
Gain on sale of nondepreciable real estate investments..........................                       7                        649
Dividends on Series D preferred shares..........................................                    (656)                      (656)
                                                                                              --------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS..........................                  17,121                     15,689
Depreciation and amortization from continuing operations........................                 (11,195)                   (10,321)
Depreciation and amortization from discontinued operations......................                       -                       (286)
Depreciation from unconsolidated investment.....................................                     (33)                       (33)
Minority interest depreciation and amortization.................................                      38                         37
Gain on sale of depreciable real estate investments.............................                       -                        419
                                                                                              --------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.....................................                   5,931                      5,505
Dividends on preferred shares...................................................                     656                        656
                                                                                              --------------------------------------

NET INCOME......................................................................              $    6,587                      6,161
                                                                                              ======================================

Net income available to common stockholders per diluted share...................              $      .25                        .25
Funds from operations available to common stockholders per diluted share........                     .72                        .71

Diluted shares for earnings per share and funds from operations.................                  23,769                     22,208

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the first quarter of 2007 was $.72 per share compared with $.71 per share for the same period of 2006, an increase of 1.4%. Results for the three months ended March 31, 2006 included $.03 per share gain on the sale of land compared to none in the same period of 2007. The increase in FFO was mainly due to a PNOI increase of $2,782,000, or 12.0%. The increase in PNOI was primarily attributable to $1,067,000 from newly developed properties, $1,013,000 from same property growth and $727,000 from 2006 and 2007 acquisitions. The first quarter of 2007 was the eleventh consecutive quarter of increased FFO as compared to the previous year's quarter.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 4.4% for the first quarter. The first quarter of 2007 was the fifteenth consecutive quarter of improved same property operations.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at March 31, 2007 was 96.1%, the highest level since the third quarter of 2000, and an increase from occupancy at December 31, 2006 of 95.9%, September 30, 2006 of 95.6%, June 30, 2006 of 94.0% and March 31, 2006 of
     93.8%. Occupancy has ranged from 91.0% to 96.1% for sixteen consecutive quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (5.3% of total square footage) averaged 11.4% for the first quarter of 2007.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2006 taxable income to its stockholders and expects to distribute all of its taxable income in 2007. Accordingly, no provision for income taxes was necessary in 2006, nor is it expected to be necessary for 2007.

FINANCIAL CONDITION
     EastGroup's assets were $971,683,000 at March 31, 2007, an increase of $59,896,000 from December 31, 2006. Liabilities increased $65,271,000 to
$556,113,000  and  stockholders'  equity  decreased  $5,420,000 to  $413,377,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $53,519,000 during the three months ended March 31, 2007 primarily due to the purchase of four properties and the transfer of two properties from development, as detailed below.

                                                                                                      Date
             Real Estate Properties Acquired in 2007          Location              Size            Acquired            Cost (1)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                (Square feet)                        (In thousands)
        Westinghouse and Lindbergh I & II....               Charlotte, NC            181,000        01/09/07           $     8,939
        North Stemmons III...................               Dallas, TX                60,000        01/30/07                 2,446
        Fairgrounds Business Park............               San Antonio, TX          231,000        03/02/07                 9,853
        Nations Ford Distribution Center.....               Charlotte, NC            456,000        03/08/07                20,096
                                                                                --------------                      ----------------
          Total Acquisitions.................                                        928,000                           $    41,334
                                                                                ==============                      ================

     (1) Total cost of the properties acquired was $43,980,000, of which $41,334,000 was allocated to real estate properties as indicated above. Intangibles associated with the purchases of real estate were allocated as follows: $2,894,000 to in-place lease intangibles and $246,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $494,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

        Real Estate Properties Transferred from                                                      Date
                  Development in 2007                         Location              Size          Transferred      Cost at Transfer
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                (Square feet)                       (In thousands)
        Santan 10 II.........................               Chandler, AZ              85,000        01/01/07           $     5,501
        Oak Creek III........................               Tampa, FL                 61,000        03/23/07                 3,578
                                                                                --------------                      ----------------
          Total Developments Transferred.....                                        146,000                           $     9,079
                                                                                ==============                      ================

     The Company made capital improvements of $2,751,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $355,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer.

Development
     The investment in development at March 31, 2007 was $129,346,000 compared to $114,986,000 at December 31, 2006. Total capital invested for development during 2007 was $23,794,000. In addition to the costs of $23,439,000 incurred for the three months ended March 31, 2007 as detailed in the development activity table, the Company incurred costs of $355,000 on developments during the 12-month period following transfer to real estate properties.
     In the first quarter of 2007, EastGroup acquired Centennial Park Distribution Center in Denver for $4,131,000. The building, which was built in 1990, contains 68,000 square feet and is located near Centennial Airport in southeast Denver. The business distribution property is currently vacant, and EastGroup plans to redevelop it as a multi-tenant facility. Costs associated with this acquisition are included in the development activity table.
     In addition, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million, and construction is expected to begin in July 2007 with occupancy projected in the second quarter of 2008.
     The Company transferred two developments to real estate properties during 2007 with a total investment of $9,079,000 as of the date of transfer.

                                                                                     Costs Incurred
                                                                      ---------------------------------------------
                                                                         Costs           For the        Cumulative
                                                                      Transferred      Three Months       as of         Estimated
DEVELOPMENT                                              Size          in 2007(1)     Ended 3/31/07     3/31/07      Total Costs(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                     (Square feet)                              (In thousands)
LEASE-UP
  Southridge II, Orlando, FL......................        41,000      $        -              249           3,795             4,700
  World Houston 15, Houston, TX...................        63,000               -              255           4,781             5,800
  Arion 17, San Antonio, TX.......................        40,000               -               53           2,991             3,500
  Southridge VI, Orlando, FL......................        81,000               -              311           5,282             5,700
  Oak Creek V,  Tampa, FL.........................       100,000               -              265           5,098             6,400
  Southridge III, Orlando, FL.....................        81,000               -              667           5,120             5,900
  Beltway Crossing II, III & IV, Houston, TX......       160,000               -              492           7,645             9,300

                                                     -------------------------------------------------------------------------------
Total Lease-up....................................       566,000               -            2,292          34,712            41,300
                                                     -------------------------------------------------------------------------------

UNDER CONSTRUCTION
  World Houston 22, Houston, TX...................        68,000               -              974           4,044             4,200
  SunCoast I & II, Fort Myers, FL.................       126,000               -            2,523           7,801            10,900
  World Houston 23, Houston, TX...................       125,000               -            2,737           7,234             8,400
  Arion 16, San Antonio, TX.......................        64,000               -            1,368           3,752             4,200
  Castilian Research Center, Santa Barbara, CA....        35,000               -            1,471           6,393             7,300
  Oak Creek A & B, Tampa, FL(3)...................        35,000               -            1,565           2,316             3,300
  Interstate Commons III, Phoenix, AZ.............        38,000               -            1,125           1,698             3,200
  Southridge VII, Orlando, FL.....................        92,000           3,312                -           3,312             6,700
  40th Avenue Distribution Center, Phoenix, AZ....        89,000               -              449           1,550             6,100
  World Houston 24, Houston, TX...................        93,000               -              586           1,687             5,600
  Centennial Park, Denver, CO.....................        68,000               -            4,149           4,149             4,900
  World Houston 25, Houston, TX...................        66,000               -              243             888             3,700
  Wetmore II, Bldg A, San Antonio, TX.............        34,000             504                -             504             3,200
  Wetmore II, Bldgs B & C, San Antonio, TX........       124,000           1,269                -           1,269             7,600
                                                     -------------------------------------------------------------------------------
Total Under Construction..........................     1,057,000           5,085           17,190          46,597            79,300
                                                     -------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ.....................................       271,000               -              230           6,745            22,800
  Tucson, AZ......................................        70,000               -                -             326             3,500
  Tampa, FL.......................................       329,000               -              391           5,048            15,600
  Orlando, FL.....................................       560,000          (3,312)           2,234           7,293            40,800
  West Palm Beach, FL.............................        20,000               -               25             710             2,300
  Fort Myers, FL..................................       752,000               -              470          13,138            56,500
  El Paso, TX.....................................       251,000               -                -           2,444             9,600
  Houston, TX.....................................       936,000               -              283           9,790            53,500
  San Antonio, TX.................................       145,000          (1,773)             205           1,838             9,800
  Jackson, MS.....................................        28,000               -                -             705             2,000
                                                     -------------------------------------------------------------------------------
Total Prospective Development.....................     3,362,000          (5,085)           3,838          48,037           216,400
                                                     -------------------------------------------------------------------------------
                                                       4,985,000      $        -           23,320         129,346           337,000
                                                     ===============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2007
  Santan 10 II, Chandler, AZ......................        85,000      $        -                -           5,501
  Oak Creek III,  Tampa, FL.......................        61,000               -              119           3,578
                                                     --------------------------------------------------------------
Total Transferred to Real Estate Properties.......       146,000      $        -              119           9,079  (4)
                                                     ==============================================================

(1) Represents costs transferred from Prospective Development (principally land) to Under Construction during the period.
(2) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the availability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(3) These buildings are being developed for sale.
(4) Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $9,311,000 due to depreciation expense on real estate properties. A summary of Other Assets is presented in Note 9 in the Notes to the Consolidated Financial Statements.

LIABILITIES
     Mortgage notes payable decreased $3,165,000 during the three months ended March 31, 2007 as a result of regularly scheduled principal payments of $3,136,000 and mortgage loan premium amortization of $29,000.
     Notes payable to banks increased $75,196,000 as a result of advances of $129,447,000 exceeding repayments of $54,251,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 10 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.

STOCKHOLDERS' EQUITY
     Distributions in excess of earnings increased $5,855,000 as a result of dividends on common and preferred stock of $12,442,000 exceeding net income for financial reporting purposes of $6,587,000. See Note 13 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.)

     Net income available to common stockholders for the three months ended March 31, 2007 was $5,931,000 ($.25 per basic and diluted share) compared to $5,505,000 ($.25 per basic and diluted share) for the same period in 2006. Diluted earnings per share for the three months in 2006 included a $.05 per share gain on the sale of real estate properties compared to none in 2007.
     PNOI for the three months increased by $2,782,000, or 12.0%, primarily due to increased average occupancy, acquisitions and developments. Expense to revenue ratios were about the same for both periods. The Company's percentage leased and occupied were 96.7% and 96.1%, respectively, at March 31, 2007 compared to 94.4% and 93.8% at March 31, 2006.
     The increase in PNOI was primarily attributable to $1,067,000 from newly developed properties, $1,013,000 from same property growth and $727,000 from 2006 and 2007 acquisitions. These increases in PNOI and lower interest expense for the first quarter of 2007 were offset by increased depreciation and amortization expense and other costs as discussed below.
     The following table presents the components of interest expense for the first quarter of 2007 and 2006:

                                                                                  Three Months Ended March 31,
                                                                                ---------------------------------       Increase/
                                                                                   2007                  2006           Decrease
                                                                                -------------------------------------------------
                                                                                     (In thousands, except rates of interest)
     Average bank borrowings..........................................          $   59,224               118,822         (59,598)
     Weighted average variable interest rates.........................               6.63%                 5.61%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization)........          $      968                 1,643            (675)
     Amortization of bank loan costs..................................                  89                    89               -
                                                                                -------------------------------------------------
     Total variable rate interest expense.............................               1,057                 1,732            (675)
                                                                                -------------------------------------------------

     FIXED RATE INTEREST EXPENSE
     Fixed rate interest (excluding loan cost amortization)...........               6,422                 5,412           1,010
     Amortization of mortgage loan costs..............................                 132                   110              22
                                                                                -------------------------------------------------
     Total fixed rate interest expense................................               6,554                 5,522           1,032
                                                                                -------------------------------------------------

     Total interest...................................................               7,611                 7,254             357
     Less capitalized interest........................................              (1,440)                 (919)           (521)
                                                                                -------------------------------------------------

     TOTAL INTEREST EXPENSE...........................................          $    6,171                 6,335            (164)
                                                                                =================================================


     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in the first quarter of 2007 were higher than in 2006; however, average bank borrowings were significantly lower. The Company has closed several new mortgages with ten-year terms at fixed rates in recent years and used the proceeds to reduce the Company's exposure to changes in variable bank rates.
     The increase in mortgage interest expense in 2007 was primarily due to the new mortgages detailed in the table below.

     NEW MORTGAGES                                                 INTEREST RATE          DATE               AMOUNT
     ------------------------------------------------------------------------------------------------------------------
     Huntwood and Wiegman Distribution Centers.............            5.680%           08/08/06         $  38,000,000
     Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
       Santan 10 and World Houston 16......................            5.970%           10/17/06            78,000,000
                                                                   -------------                        ---------------
       Weighted Average/Total Amount.......................            5.875%                            $ 116,000,000
                                                                   =============                        ===============

     These increases were offset by regularly scheduled principal payments and the repayments of three mortgages totaling $35,929,000 in 2006 as shown in the following table:

                                                              INTEREST           DATE             PAYOFF
     MORTGAGE LOANS REPAID IN 2006                              RATE            REPAID            AMOUNT
     -------------------------------------------------------------------------------------------------------
     Huntwood Distribution Center.......................       7.990%          08/08/06       $  10,557,000
     Wiegman Distribution Center........................       7.990%          08/08/06           4,872,000
     Arion Business Park................................       4.450%          10/16/06          20,500,000
                                                             ----------                      ---------------
       Weighted Average/Total Amount....................       5.970%                         $  35,929,000
                                                             ==========                      ===============

     Depreciation and amortization for continuing operations increased $874,000 for the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily due to properties acquired and transferred from development during 2006 and 2007.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $142,000 in the first quarter of 2007 compared to $359,000 in the same period in 2006.

Capital Expenditures
     Capital expenditures for the three months ended March 31, 2007 and 2006 were as follows:

                                                                                    Three Months Ended March 31,
                                                              Estimated         ----------------------------------
                                                             Useful Life           2007                    2006
                                                          --------------------------------------------------------
                                                                                          (In thousands)
        Upgrade on Acquisitions..................               40 yrs          $       39                     63
        Tenant Improvements:
           New Tenants...........................             Lease Life             1,438                  2,019
           New Tenants (first generation) (1)....             Lease Life               338                    152
           Renewal Tenants.......................             Lease Life               404                    149
        Other:
           Building Improvements.................              5-40 yrs                225                    515
           Roofs.................................              5-15 yrs                165                    134
           Parking Lots..........................              3-5 yrs                 107                     63
           Other.................................               5 yrs                   35                     30
                                                                                ----------------------------------
              Total capital expenditures.........                               $    2,751                  3,125
                                                                                ==================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months ended March 31, 2007 and 2006 were as follows:

                                                                                    Three Months Ended March 31,
                                                              Estimated         ----------------------------------
                                                             Useful Life           2007                    2006
                                                          --------------------------------------------------------
                                                                                          (In thousands)
        Development..............................             Lease Life        $      905                    234
        New Tenants..............................             Lease Life               686                    692
        New Tenants (first generation) (1).......             Lease Life               115                     40
        Renewal Tenants..........................             Lease Life               375                    495
                                                                                ----------------------------------
              Total capitalized leasing costs....                               $    2,081                  1,461
                                                                                ==================================

        Amortization of leasing costs (2)........                               $    1,180                  1,064
                                                                                ==================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the properties sold during the three months ended March 31, 2006. There were no sales of properties during 2007; however, the Company recognized a deferred gain from a previous sale.

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
Discontinued Operations                                                    2007                2006
-----------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Income from real estate operations..............................         $      -                934
Expenses from real estate operations............................                -               (289)
                                                                         ----------------------------
  Property net operating income from discontinued operations....                -                645

Depreciation and amortization...................................                -               (286)
                                                                         ----------------------------

Income from real estate operations..............................                -                359
  Gain on sale of real estate investments.......................                7              1,068
                                                                         ----------------------------

Income from discontinued operations.............................         $      7              1,427
                                                                         ============================

     A summary of gain on sale of real estate investments for the three months ended March 31, 2006 follows:

                                                                             Date          Net                 Deferred   Recognized
       Real Estate Properties              Location            Size          Sold      Sales Price    Basis      Gain        Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (In thousands)
Madisonville land....................    Madisonville, KY    1.2 Acres     01/05/06    $      804         27        181         596
Senator I & II/Southeast Crossing....    Memphis, TN        534,000 SF     03/09/06        14,870     14,466          -         404
Dallas land..........................    Dallas, TX           0.1 Acre     03/16/06            66         13          -          53
Deferred gain recognized from
    previous sale....................                                                                                            15
                                                                                       ---------------------------------------------
                                                                                       $   15,740     14,506        181       1,068
                                                                                       =============================================

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2002 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 had no impact on the Company's overall financial position or results of operations during the first quarter of 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS No. 123R. Also, as required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The Company expects that the adoption of Statement 157 in 2008 will have little or no impact on its overall financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $14,544,000 for the three months ended March 31, 2007. The primary other sources of cash were from bank borrowings. The Company distributed $11,912,000 in common and $656,000 in preferred stock dividends during the first quarter of 2007. Other primary uses of cash were for bank debt repayments, purchases of real estate, construction and development of properties, mortgage note repayments and capital improvements at various properties.
     Total debt at March 31, 2007 and December 31, 2006 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at March 31, 2007 and December 31, 2006.

                                                                  March 31, 2007         December 31, 2006
                                                                 -------------------------------------------
                                                                               (In thousands)
        Mortgage notes payable - fixed rate.........             $       414,275                  417,440
        Bank notes payable - floating rate..........                     104,262                   29,066
                                                                 -------------------------------------------
           Total debt...............................             $       518,537                  446,506
                                                                 ===========================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios, with an annual facility fee of 20 basis points. EastGroup's current interest rate under this facility is LIBOR plus 95 basis points, except that it may be lower based upon the competitive bid option in the note. The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At March 31, 2007, the weighted average interest rate was 6.04% on a balance of $88,700,000. The interest rate on each tranche is currently reset on a monthly basis. At May 7, 2007, the balance on this line was comprised of a $66 million tranche at 6.27% and $43.7 million in competitive bid loans at a weighted average rate of 5.81%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in November 2007. This credit facility is customarily used for working capital needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios; it is currently LIBOR plus 110 basis points. At March 31, 2007, the interest rate was 6.42% on $15,562,000.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2006 did not materially change during the three months ended March 31, 2007 except for the increase in bank borrowings discussed above and the purchase of the properties in Charlotte that were under contract at year end. In addition, in late March, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot built-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million and construction is expected to begin in July 2007 with occupancy projected in the second quarter of 2008. In connection with this build-to-suit development, EastGroup entered into contracts with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida for approximately $9 million. These acquisitions are expected to close in mid-2008, in line with completion of the build-to-suit development. Also, the Company entered into a contract to acquire a 45,000 square foot building and 10 acres of land for future development in Tucson, Arizona for approximatley $5.5 million. This acquisition is expected to close in mid-May 2007.

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

                                        Apr-Dec
                                         2007         2008      2009      2010      2011     Thereafter     Total     Fair Value
                                       ------------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...   $ 23,390      12,967   43,157     11,680    77,908      245,173     414,275     418,683(2)
Weighted average interest rate......      7.31%       6.26%    6.62%      6.03%     7.05%        5.78%       6.21%
Variable rate debt (in thousands)...   $ 15,562      88,700        -          -         -            -     104,262     104,262
Weighted average interest rate......      6.42%       6.04%        -          -         -            -       6.10%

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

     As the table above incorporates only those exposures that existed as of March 31, 2007, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during subsequent periods. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 61 basis points, interest expense and cash flows would increase or decrease by approximately $636,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,875,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                              Current Notional                                                          Fair Value      Fair Value
            Type of Hedge          Amount          Maturity Date     Reference Rate     Fixed Rate      at 3/31/07      at 12/31/06
        ----------------------------------------------------------------------------------------------------------------------------
                               (In thousands)                                                                 (In thousands)
                 Swap              $9,875            12/31/10         1 month LIBOR       4.03%            $251            $314

FORWARD LOOKING STATEMENTS

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                 Total Number       Average Price          Total Number of Shares          Maximum Number of Shares
                                  of Shares           Paid Per          Purchased as Part of Publicly     That May Yet Be Purchased
             Period               Purchased            Share             Announced Plans or Programs     Under the Plans or Programs
     -------------------------------------------------------------------------------------------------------------------------------
     01/01/07 thru 01/31/07         5,061 (1)         $53.56                         -                              672,300
     02/01/07 thru 02/28/07             -                  -                         -                              672,300
     03/01/07 thru 03/31/07         1,251 (1)          52.46                         -                              672,300 (2)
                                 --------------------------------------------------------------------
     Total                          6,312             $53.34                         -
                                 ====================================================================

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

ITEM 6.  EXHIBITS.

     (a)  Form 10-Q Exhibits:

          3(a) Bylaws of the Company (incorporated by reference to Appendix C to
               the  Company's   Proxy   Statement  for  its  Annual  Meeting  of
               Stockholders held on June 5, 1997).

          3(b) Amendment  to Bylaws of the  Company  dated as of April 11,  2007
               (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 12, 2007).

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

Date:  May 10, 2007

                        EASTGROUP PROPERTIES, INC.

                        By:   /s/ BRUCE CORKERN
                              -----------------------------
                              Bruce Corkern, CPA
                              Senior Vice President, Controller and
                              Chief Accounting Officer


                         By:  /s/ N. KEITH MCKEY
                              ------------------------------
                              N. Keith McKey, CPA
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary