Form 10-Q
period 2007-06-30
EASTGROUP PROPERTIES INC
filed 2007-08-08
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007               COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 6, 2007 was 23,767,565.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                                                                               Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  balance sheets,  June 30, 2007  (unaudited) and December
          31, 2006                                                                                3

          Consolidated  statements  of income for the three and six months ended
          June 30, 2007 and 2006 (unaudited)                                                      4

          Consolidated  statement of changes in stockholders' equity for the six
          months ended June 30, 2007 (unaudited)                                                  5

          Consolidated  statements  of cash flows for the six months  ended June
          30, 2007 and 2006 (unaudited)                                                           6

          Notes to consolidated financial statements (unaudited)                                  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                          13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             23

Item 4.   Controls and Procedures                                                                24

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                                           24

Item 4.   Submission of Matters to a Vote of Security Holders                                    24

Item 6.   Exhibits                                                                               24

SIGNATURES

Authorized signatures                                                                            26

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                  June 30, 2007          December 31, 2006
                                                                                -------------------------------------------
                                                                                  (Unaudited)
ASSETS
  Real estate properties....................................................     $    1,073,754                    973,910
  Development...............................................................            116,530                    114,986
                                                                                -------------------------------------------
                                                                                      1,190,284                  1,088,896
      Less accumulated depreciation.........................................           (250,354)                  (231,106)
                                                                                -------------------------------------------
                                                                                        939,930                    857,790

  Unconsolidated investment.................................................              2,594                      2,595
  Cash......................................................................              1,417                        940
  Other assets..............................................................             50,849                     50,462
                                                                                -------------------------------------------
      TOTAL ASSETS..........................................................     $      994,790                    911,787
                                                                                ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................     $      397,059                    417,440
  Notes payable to banks....................................................            145,487                     29,066
  Accounts payable & accrued expenses.......................................             28,176                     32,589
  Other liabilities.........................................................             13,611                     11,747
                                                                                -------------------------------------------
                                                                                        584,333                    490,842
                                                                                -------------------------------------------

                                                                                -------------------------------------------
Minority interest in joint ventures.........................................              2,242                      2,148
                                                                                -------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued........................................................                  -                          -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
    issued; stated liquidation preference of $33,000........................             32,326                     32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    23,765,565 shares issued and outstanding at June 30, 2007 and
    23,701,275 at December 31, 2006.........................................                  2                          2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued........................................................                  -                          -
  Additional paid-in capital on common shares...............................            464,804                    463,170
  Distributions in excess of earnings.......................................            (89,279)                   (77,015)
  Accumulated other comprehensive income....................................                362                        314
                                                                                -------------------------------------------
                                                                                        408,215                    418,797
                                                                                -------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................     $      994,790                   911,787
                                                                                ===========================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended          Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                ----------------------------------------------------
                                                                                   2007          2006         2007          2006
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations........................                    $  37,165        32,765       73,251        64,942
  Other income..............................................                           20            15           45            34
                                                                                ----------------------------------------------------
                                                                                   37,185        32,780       73,296        64,976
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations......................                       10,232         9,212       20,316        18,169
  Depreciation and amortization.............................                       12,026        10,182       23,221        20,503
  General and administrative................................                        1,846         1,636        3,875         3,444
                                                                                ----------------------------------------------------
                                                                                   24,104        21,030       47,412        42,116
                                                                                ----------------------------------------------------


OPERATING INCOME............................................                       13,081        11,750       25,884        22,860

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment...........                           73            65          149           139
  Interest income...........................................                           34            21           56            43
  Interest expense..........................................                       (6,905)       (6,397)     (13,076)      (12,732)
  Minority interest in joint ventures.......................                         (158)         (136)        (308)         (273)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS...........................                        6,125         5,303       12,705        10,037
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations........................                            -           257            -           616
  Gain on sale of real estate investments...................                            7            16           14         1,084
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS.........................                            7           273           14         1,700
                                                                                ----------------------------------------------------


NET INCOME..................................................                        6,132         5,576       12,719        11,737

  Preferred dividends-Series D..............................                          656           656        1,312         1,312
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................                    $   5,476         4,920       11,407        10,425
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations.........................                    $     .23           .21          .48           .40
  Income from discontinued operations.......................                            -           .01            -           .08
                                                                                ----------------------------------------------------
  Net income available to common stockholders...............                    $     .23           .22          .48           .48
                                                                                ====================================================

  Weighted average shares outstanding.......................                       23,550        21,932       23,541        21,907
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations.........................                    $     .23           .21          .48           .39
  Income from discontinued operations.......................                            -           .01            -           .08
                                                                                ----------------------------------------------------
  Net income available to common stockholders...............                    $     .23           .22          .48           .47
                                                                                ====================================================

  Weighted average shares outstanding.......................                       23,776        22,237       23,761        22,222
                                                                                ====================================================

Dividends declared per common share.........................                    $     .50           .49         1.00           .98

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                          Accumulated
                                                                           Additional   Distributions        Other
                                                    Preferred    Common     Paid-In       In Excess      Comprehensive
                                                      Stock       Stock     Capital      Of Earnings        Income          Total
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006......................   $  32,326          2     463,170        (77,015)               314       418,797
 Comprehensive income
  Net income....................................           -          -           -         12,719                  -        12,719
  Net unrealized change in fair value of
   interest rate swap...........................           -          -           -              -                 48            48
                                                                                                                           ---------
       Total comprehensive income...............                                                                             12,767
                                                                                                                           ---------
 Common dividends declared - $1.00 per share....           -          -           -        (23,671)                 -       (23,671)
 Preferred stock dividends declared -
  $.9938 per share..............................           -          -           -         (1,312)                 -        (1,312)
 Stock-based compensation, net of forfeitures...           -          -       1,348              -                  -         1,348
 Issuance of 21,950 shares of common stock,
  options exercised.............................           -          -         479              -                  -           479
 Issuance of 3,058 shares of common stock,
  dividend reinvestment plan....................           -          -         144              -                  -           144
 6,312 shares withheld to satisfy tax
  withholding obligations in connection with
  the vesting of restricted stock...............           -          -        (337)             -                  -          (337)
                                                   ---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2007..........................   $  32,326          2     464,804        (89,279)               362       408,215
                                                   =================================================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                 -----------------------------------
                                                                                                       2007              2006
                                                                                                 -----------------------------------
OPERATING ACTIVITIES
  Net income..........................................................................            $    12,719               11,737
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization from continuing operations...........................                 23,221               20,503
   Depreciation and amortization from discontinued operations.........................                      -                  439
   Minority interest depreciation and amortization....................................                    (79)                 (75)
   Amortization of mortgage loan premiums.............................................                    (58)                (215)
   Gain on sale of real estate investments............................................                    (14)              (1,084)
   Stock-based compensation expense...................................................                    838                  766
   Equity in earnings of unconsolidated investment net of distributions...............                      1                   (9)
   Changes in operating assets and liabilities:
    Accrued income and other assets...................................................                  3,505               (1,777)
    Accounts payable, accrued expenses and prepaid rent...............................                    814               (1,251)
                                                                                                 -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................                 40,947               29,034
                                                                                                 -----------------------------------

INVESTING ACTIVITIES
  Real estate development.............................................................                (46,486)             (30,392)
  Purchases of real estate............................................................                (51,120)                   -
  Real estate improvements............................................................                 (6,760)              (6,125)
  Proceeds from sale of real estate investments.......................................                     14               18,541
  Changes in other assets and other liabilities.......................................                 (3,620)              (2,812)
                                                                                                 -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES.................................................               (107,972)             (20,788)
                                                                                                 -----------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.......................................................                206,326               80,856
  Repayments on bank borrowings.......................................................                (89,905)             (62,072)
  Principal payments on mortgage notes payable........................................                (20,323)              (4,359)
  Debt issuance costs.................................................................                    (83)                (119)
  Distributions paid to stockholders..................................................                (25,003)             (22,912)
  Proceeds from exercise of stock options.............................................                    479                  972
  Proceeds from dividend reinvestment plan............................................                    144                  160
  Other...............................................................................                 (4,133)              (1,161)
                                                                                                 -----------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................................                 67,502               (8,635)
                                                                                                 -----------------------------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS......................................                    477                 (389)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................                    940                1,915
                                                                                                 -----------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................            $     1,417                1,526
                                                                                                 ===================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $2,853 and $1,976
   for 2007 and 2006, respectively....................................................            $    12,759               12,518
  Fair value of common stock awards issued to employees and directors,
   net of forfeitures.................................................................                  1,501                3,284

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

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2006 and June 30, 2007, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation. These amounts include reclassifications in the accompanying consolidated statements of cash flows. The reclassifications for the six months ended June 30, 2006 resulted in a decrease of $688,000 in cash flows from operating activities and an increase of $688,000 in financing activities. These reclassifications were immaterial to the prior period presented.

(5)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment - industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $9,938,000 and $19,249,000 for the three and six months ended June 30, 2007, respectively and $8,703,000 and $17,506,000 for the same periods in 2006. The Company's real estate properties at June 30, 2007 and December 31, 2006 were as follows:

                                                                        June 30, 2007        December 31, 2006
                                                                      -----------------------------------------
                                                                                    (In thousands)
        Real estate properties:
           Land................................................         $     168,755                  154,384
           Buildings and building improvements.................               739,778                  670,751
           Tenant and other improvements.......................               165,221                  148,775
        Development............................................               116,530                  114,986
                                                                      -----------------------------------------
                                                                            1,190,284                1,088,896
           Less accumulated depreciation.......................              (250,354)                (231,106)
                                                                      -----------------------------------------
                                                                        $     939,930                  857,790
                                                                      =========================================

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

(7)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141 to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $889,000 and $1,593,000 for the three and six months ended June 30, 2007, respectively and $634,000 and $1,374,000 for the same periods in 2006. Amortization of above and below market leases was immaterial for all periods presented.
     The Company acquired six operating properties during the six months ended June 30, 2007 for a total cost of $51,120,000, of which $48,142,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $3,226,000 to in-place lease intangibles and $246,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $494,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at June 30, 2007 and December 31, 2006.

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

(9)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                           June 30, 2007     December 31, 2006
                                                                                         --------------------------------------
                                                                                                     (In thousands)
     Leasing costs (principally commissions), net of accumulated amortizaiton.....         $      17,559                15,821
     Straight-line rent receivable, net of allowance for doubtful accounts........                13,930                13,530
     Accounts receivable, net of allowance for doubtful accounts..................                 2,722                 5,189
     Acquired in-place lease intangibles, net of accumulated amortization
         of $4,782 and $4,294 for 2007 and 2006, respectively ....................                 6,307                 4,674
     Goodwill.....................................................................                   990                   990
     Prepaid expenses and other assets............................................                 9,341                10,258
                                                                                         --------------------------------------
                                                                                           $      50,849                50,462
                                                                                         ======================================

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                           June 30, 2007     December 31, 2006
                                                                                         --------------------------------------
                                                                                                     (In thousands)
        Property taxes payable....................................................         $       9,023                 8,235
        Development costs payable.................................................                 6,635                 6,504
        Dividends payable.........................................................                 2,819                 2,839
        Other payables and accrued expenses.......................................                 9,699                15,011
                                                                                         --------------------------------------
                                                                                           $      28,176                32,589
                                                                                         ======================================

(11) OTHER LIABILITIES

     A summary of the Company's Other Liabilities follows:

                                                                                           June 30, 2007     December 31, 2006
                                                                                         --------------------------------------
                                                                                                     (In thousands)
        Security deposits.........................................................         $       7,101                 6,414
        Prepaid rent and other deferred income....................................                 5,705                 4,375
        Other liabilities.........................................................                   805                   958
                                                                                         --------------------------------------
                                                                                           $      13,611                11,747
                                                                                         ======================================

(12) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income for the six months ended June 30, 2007 are presented in the Company's consolidated statement of changes in stockholders' equity and for the three and six months ended June 30, 2007 and 2006 are summarized below.

                                                                                 Three Months Ended       Six Months Ended
                                                                                      June 30,                June 30,
                                                                                -------------------------------------------
                                                                                  2007        2006        2007        2006
                                                                                -------------------------------------------
                                                                                               (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME:
        Balance at beginning of period.................................         $  251         452         314         311
            Change in fair value of interest rate swap.................            111          94          48         235
                                                                                -------------------------------------------
        Balance at end of period.......................................         $  362         546         362         546
                                                                                ===========================================

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

                                                                                 Three Months Ended       Six Months Ended
                                                                                      June 30,                June 30,
                                                                                ---------------------------------------------
                                                                                  2007        2006        2007        2006
                                                                                ---------------------------------------------
                                                                                                (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders..............   $  5,476       4,920      11,407      10,425
          Denominator-weighted average shares outstanding....................     23,550      21,932      23,541      21,907
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders..............   $  5,476       4,920      11,407      10,425
          Denominator:
            Weighted average shares outstanding..............................     23,550      21,932      23,541      21,907
            Common stock options.............................................         94         139         101         154
            Nonvested restricted stock.......................................        132         166         119         161
                                                                                ---------------------------------------------
               Total Shares..................................................     23,776      22,237      23,761      22,222
                                                                                =============================================

(14) STOCK-BASED COMPENSATION

     The Company adopted SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, on January 1, 2006. The rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS No. 123R had no material impact on its overall financial position or results of operations. Prior to the adoption of SFAS No. 123R, the Company adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2002.

MANAGEMENT INCENTIVE PLAN
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,713,281 at June 30, 2007. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation was $651,000 and $1,196,000 for the three and six months ended June 30, 2007, respectively, of which $218,000 and $435,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2006, stock-based compensation was $505,000 and $1,089,000, respectively, of which $198,000 and $350,000 were capitalized as part of the Company's development costs.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting occurs from 2 1/2 years to nine years from the date of grant for awards subject to service only. Restricted stock is granted to executive officers upon the satisfaction of annual performance goals and multi-year market conditions with vesting over one to seven years from the grant date. Restricted stock is granted to non-executive officers and other employees subject only to continued service. Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123R. The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The expense for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition (total shareholder return) was determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     In the second quarter of 2007, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals. These goals are for the period ending December 31, 2007 , so any shares issued upon attainment of these goals will be issued after that date. The number of shares to be issued could range from zero to 34,973. These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. Also in the second quarter of 2007, 8,150 shares were granted to non-executive officers subject only to continued service as of the vesting date. These shares vest 1/3 on January 1, 2008, 2009, and 2010.
     In the second quarter of 2006, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals and multi-year market conditions. In March 2007, 36,196 shares were awarded under the 2006 annual performance goals at a weighted average grant date fair value of $43.83 per share. These shares vested 20% on March 8, 2007, and will vest 20% per year over the next four years. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was $26.34 per share with a total cost of approximately $2.1 million. These shares will vest over four years following the three-year performance measurement period which ends on December 31, 2008.
     During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded. Share certificates and dividends are delivered to the employee as they vest. As of June 30, 2007, there was $3,370,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.26 years.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices. The table does not include the shares granted in 2006 that are contingent on market conditions or shares granted in 2007 that are subject to the satisfction of annual performance goals. Of the shares that vested in the first quarter of 2007, 6,312 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the vesting date, the fair value of shares that vested during the first quarter of 2007 was $1,743,000. There were no shares that vested in the second quarter of 2007.

                                            Three Months Ended         Six Months Ended
Restricted Stock Activity:                    June 30, 2007             June 30, 2007
                                        ----------------------------------------------------
                                                      Weighted                    Weighted
                                                       Average                    Average
                                                     Grant Date                  Grant Date
                                         Shares      Fair Value      Shares      Fair Value
                                        ----------------------------------------------------
Nonvested at beginning of period....     198,376      $ 30.04        196,671     $   28.66
Granted (1).........................       8,150        44.29         44,346         43.91
Forfeited...........................           -            -         (1,800)        22.82
Vested..............................           -            -        (32,691)        37.40
                                        ---------                   ---------
Nonvested at end of period..........     206,526        30.60        206,526         30.60
                                        =========                   =========

(1) Consists of 36,196 shares issued in March 2007 that were granted in 2006 subject to the satisfaction of annual performance goals and 8,150 shares granted in June 2007 subject to service requirements only.

Following is a vesting schedule of the total nonvested shares as of June 30, 2007:

Nonvested Shares Vesting Schedule               Number of Shares
-----------------------------------------------------------------
Remainder of 2007.........................               62,437
2008......................................               83,170
2009......................................               43,727
2010......................................                9,956
2011......................................                7,236
                                               ------------------
Total Nonvested Shares....................              206,526
                                               ==================

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. There were no options granted, forfeited, or expired during the three or six months ended June 30, 2007. The intrinsic value realized by employees was $150,000 from the exercise of 5,200 options during the three months ended June 30, 2007 and $498,000 from the exercise of 15,200 options for the six months ended June 30, 2007.

Employee outstanding stock options at June 30, 2007, all exercisable:
------------------------------------------------------------------------------------------------------------
                                       Weighted Average Remaining          Weighted Average       Intrinsic
Exercise Price Range       Number           Contractual Life                Exercise Price          Value
------------------------------------------------------------------------------------------------------------

  $  18.50-25.30          119,856               1.5 years                      $ 21.00            $2,735,000

DIRECTORS EQUITY PLAN
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the

Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans.
     In 2005, 481 shares of restricted stock at $41.57 were granted, of which 240 shares were vested as of June 30, 2007. The restricted stock vests 25% per year for four years. As of June 30, 2007, there was $10,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.0 years. In 2007, 3,048 common shares of stock were issued to directors. There were 41,869 shares available for grant under the 2005 Plan at June 30, 2007.
     Stock-based compensation expense for directors was $39,000 and $77,000 for the three and six months ended June 30, 2007, respectively, and $13,000 and $27,000 for the same periods in 2006. The intrinsic value realized by directors was $186,000 from the exercise of 6,750 options during the three and six months ended June 30, 2007. There were no options granted or expired during the six months ended June 30, 2007.

Director outstanding stock options at June 30, 2007, all exercisable:
--------------------------------------------------------------------------------------------------------------
                                       Weighted Average Remaining          Weighted Average         Intrinsic
Exercise Price Range       Number           Contractual Life                Exercise Price            Value
--------------------------------------------------------------------------------------------------------------

  $  20.25-26.60           44,750               3.88 years                     $ 23.10               $927,000

(15) NEWLY ADOPTED ACCOUNTING PRINCIPLES

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2002 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 had no impact on the Company's overall financial position or results of operations during the first six months of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The Company's primary revenue is rental income; as such, EastGroup's greatest challenge is leasing space. During the six months ended June 30, 2007, leases on 2,364,000 square feet (10.1%) of EastGroup's total square footage of 23,449,000 expired, and the Company was successful in renewing or re-leasing 92% of that total. In addition, EastGroup leased 544,000 square feet of other vacant space during this period. During the six months ended June 30, 2007, average rental rates on new and renewal leases increased by 10.8%.
     EastGroup's total leased percentage increased to 97.6% at June 30, 2007 from 94.8% at June 30, 2006. Leases scheduled to expire for the remainder of 2007 were 6.1% of the portfolio on a square foot basis at June 30, 2007, and this figure was reduced to 5.1% as of August 6, 2007. Property net operating income from same properties increased 3.5% for the quarter ended June 30, 2007 and 3.9% for the six months as compared to the same periods in 2006. The second quarter of 2007 was EastGroup's sixteenth consecutive quarter of positive same property comparisons.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2007, EastGroup purchased six operating properties (1,001,000 square feet in 14 buildings), one property for redevelopment (68,000 square feet) and 10.1 acres of land for a total of $56.7 million. Two of the properties are in Charlotte, North Carolina, a new market for EastGroup in late 2006; the Company now owns almost one million square feet in Charlotte. The other four operating properties are located in Tucson, Arizona; City of Industry, California; and Dallas and San Antonio, Texas. San Antonio was a new market for EastGroup in 2004 with current square footage of over 1.5 million including properties under development. The third new market for EastGroup in the last few years is Fort Myers, Florida, where the Company is currently constructing two buildings. The property purchased for redevelopment is located in Denver, Colorado, and will complement our current presence there.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During 2007, the Company transferred nine properties (641,000 square feet) with aggregate costs of $42.3 million at the date of transfer from development to real estate properties. These properties are located in Chandler, Arizona; Orlando and Tampa, Florida; and Houston and San Antonio, Texas. All of the properties are 100% leased except for the one in Houston (63,000 square feet) that is 88% leased. In late March, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million; construction began in June with occupancy projected in the second quarter of 2008.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     In May 2007, the Company signed an application on a $75 million, nonrecourse first mortgage loan secured by properties containing 1,448,000 square feet. The loan is expected to close in mid August 2007 and will have a fixed interest rate of 5.57%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note will be used to reduce variable rate bank borrowings.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower leases 210,000 square feet from EastGroup under a lease expiring in December 2010 and has been current with their lease payments since declaring bankruptcy. In July 2007, the Bankruptcy Court approved the affirmation of Tower's lease with EastGroup. On July 31, 2007, Tower announced that it had completed the sale of substantially all of its assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. The sale concluded Towers's restructuring process and finalized its emergence from Chapter 11.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and six months ended June 30, 2007 and 2006 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income. The Company analyzes the following performance trends in evaluating the progress of the Company:

                                                                                  Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                  2007          2006          2007          2006
                                                                                ----------------------------------------------------
                                                                                       (In thousands, except per share data)
Income from real estate operations...........................................   $  37,165       32,765        73,251         64,942
Expenses from real estate operations.........................................     (10,232)      (9,212)      (20,316)       (18,169)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME................................................      26,933       23,553        52,935         46,773

Equity in earnings of unconsolidated investment (before depreciation)........         106           98           215            205
Income from discontinued operations (before depreciation and amortization)...           -          410             -          1,055
Interest income..............................................................          34           21            56             43
Other income.................................................................          20           15            45             34
Interest expense.............................................................      (6,905)      (6,397)      (13,076)       (12,732)
General and administrative expense...........................................      (1,846)      (1,636)       (3,875)        (3,444)
Minority interest in earnings (before depreciation and amortization).........        (199)        (174)         (387)          (348)
Gain on sale of nondepreciable real estate investments.......................           7            6            14            655
Dividends on Series D preferred shares.......................................        (656)        (656)       (1,312)        (1,312)
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS.......................      17,494       15,240        34,615         30,929
Depreciation and amortization from continuing operations.....................     (12,026)     (10,182)      (23,221)       (20,503)
Depreciation and amortization from discontinued operations...................           -         (153)            -           (439)
Depreciation from unconsolidated investment..................................         (33)         (33)          (66)           (66)
Minority interest depreciation and amortization..............................          41           38            79             75
Gain on sale of depreciable real estate investments..........................           -           10             -            429
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..................................       5,476        4,920        11,407         10,425
Dividends on preferred shares................................................         656          656         1,312          1,312
                                                                                ----------------------------------------------------

NET INCOME...................................................................   $   6,132        5,576        12,719         11,737
                                                                                ====================================================

Net income available to common stockholders per diluted share................   $     .23          .22           .48            .47
Funds from operations available to common stockholders per diluted share.....         .74          .69          1.46           1.39

Diluted shares for earnings per share and funds from operations..............      23,776       22,237        23,761         22,222

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the second quarter of 2007 was $.74 per share compared with $.69 per share for the same period of 2006, an increase of 7.2%. The increase in FFO was mainly due to a PNOI increase of $3,380,000, or 14.4%. The increase in PNOI was primarily attributable to $1,325,000 from newly developed properties, $1,287,000 from 2006 and 2007 acquisitions and $818,000 from same property growth. The second quarter of 2007 was the twelfth consecutive quarter of increased FFO as compared to the previous year's quarter.

     For the six months ended June 30, 2007, FFO was $1.46 per share compared with $1.39 for the same period of 2006, an increase of 5.0% per share; excluding land sales, the increase was 7.4% per share. The six months ended June 30, 2006 included a $.03 per share gain on land sales. The increase in FFO was mainly due to higher PNOI of $6,162,000 (a 13.2% increase in PNOI). This increase in PNOI was primarily attributable to $2,421,000 from newly developed properties, $2,014,000 from 2006 and 2007 acquisitions and $1,802,000 from same property growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.5% for the second quarter. The second quarter of 2007 was the sixteenth consecutive quarter of improved same property operations. For the six months ended June 30, 2007, PNOI from same properties increased 3.9%.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at June 30, 2007 was 95.6%, slightly down from the two previous quarters but improved by 160 basis points from a year ago. Occupancy has ranged from 91.0% to 96.1% for seventeen consecutive quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (6.5% of total square footage) averaged 10.3% for the second quarter of 2007; for the six months, rental rate increases on new and renewal leases (11.6% of total square footage) averaged 10.8%.

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

FINANCIAL CONDITION

     EastGroup's assets were $994,790,000 at June 30, 2007, an increase of $83,003,000 from December 31, 2006. Liabilities increased $93,491,000 to
$584,333,000  and  stockholders'  equity  decreased  $10,582,000 to $408,215,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $99,844,000 during the six months ended June 30, 2007 primarily due to the purchase of six properties and the transfer of nine properties from development, as detailed below.

                                                                                                 Date
        Real Estate Properties Acquired in 2007          Location               Size           Acquired           Cost (1)
        --------------------------------------------------------------------------------------------------------------------
                                                                            (Square feet)                     (In thousands)

        Westinghouse and Lindbergh I & II......      Charlotte, NC              181,000        01/09/07       $       8,939
        North Stemmons III.....................      Dallas, TX                  60,000        01/30/07               2,446
        Fairgrounds Business Park..............      San Antonio, TX            231,000        03/02/07               9,853
        Nations Ford Distribution Center.......      Charlotte, NC              456,000        03/08/07              20,096
        Country Club Commerce Center II........      Tucson, AZ                  45,000        05/15/07               3,796
        Industry Distribution Center III.......      City of Industry, CA        28,000        06/29/07               3,012
                                                                             -----------                     ---------------
              Total Acquisitions...............                               1,001,000                       $      48,142
                                                                             ===========                     ===============

(1) Total cost of the properties acquired was $51,120,000, of which $48,142,000 was allocated to real estate properties as indicated above. Intangibles associated with the purchases of real estate were allocated as follows:
     $3,226,000 to in-place lease intangibles and $246,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $494,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

        Real Estate Properties Transferred from                                                   Date
                  Development in 2007                  Location               Size            Transferred      Cost at Transfer
        -----------------------------------------------------------------------------------------------------------------------
                                                                          (Square feet)                         (In thousands)
        Santan 10 II............................     Chandler, AZ             85,000           01/01/07        $         5,501
        Oak Creek III...........................     Tampa, FL                61,000           03/23/07                  3,578
        Southridge VI...........................     Orlando, FL              81,000           04/01/07                  5,294
        Arion 16................................     San Antonio, TX          64,000           04/20/07                  3,795
        Southridge III..........................     Orlando, FL              81,000           04/20/07                  5,166
        Southridge II...........................     Orlando, FL              41,000           05/01/07                  3,790
        World Houston 15........................     Houston, TX              63,000           05/01/07                  4,802
        World Houston 23........................     Houston, TX             125,000           05/01/07                  7,385
        Arion 17................................     San Antonio, TX          40,000           06/01/07                  3,028
                                                                           ----------                          ----------------
              Total Developments Transferred....                             641,000                           $        42,339
                                                                           ==========                          ================

     The Company made capital improvements of $6,760,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $2,603,000 on development properties that had transferred to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer.

Development
     The investment in development at June 30, 2007 was $116,530,000 compared to $114,986,000 at December 31, 2006. Total capital invested for development during 2007 was $46,486,000. In addition to the costs of $43,883,000 incurred for the six months ended June 30, 2007 as detailed in the development activity table, the Company incurred costs of $2,603,000 on developments during the 12-month period following transfer to real estate properties.
     In the first quarter of 2007, EastGroup acquired Centennial Park Distribution Center in Denver for $4,131,000. The building, which was built in 1990, contains 68,000 square feet and is located near Centennial Airport in southeast Denver. The business distribution property is currently vacant, and EastGroup plans to redevelop it as a multi-tenant facility. Costs associated with this acquisition are included in the development activity table.
     In addition, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million; construction began in June 2007 with occupancy projected in the second quarter of 2008. As part of this transaction, EastGroup entered into contracts with United

Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida, for approximately $9 million. These acquisitions are expected to close in mid-2008, in line with completion of the build-to-suit development.

     The Company transferred nine developments to real estate properties during 2007 with a total investment of $42,339,000 as of the date of transfer.

                                                                                       Costs Incurred
                                                                       ---------------------------------------------
                                                                          Costs          For the         Cumulative       Estimated
                                                                       Transferred      Six Months         as of            Total
DEVELOPMENT                                                  Size       in 2007(1)    Ended 6/30/07       6/30/07          Costs(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                          (In thousands)
LEASE-UP
  Oak Creek V, Tampa, FL.........................           100,000    $      -              381            5,214           6,400
  Beltway Crossing II, III & IV, Houston, TX.....           160,000           -            1,685            8,838           9,300
  World Houston 22, Houston, TX..................            68,000           -            1,051            4,121           4,200
  Interstate Commons III, Phoenix, AZ............            38,000           -            2,142            2,715           3,200
  Oak Creek A & B, Tampa, FL(3)..................            35,000           -            1,966            2,717           3,300
                                                        ----------------------------------------------------------------------------
Total Lease-up...................................           401,000           -            7,225           23,605          26,400
                                                        ----------------------------------------------------------------------------

UNDER CONSTRUCTION
  Castilian Research Center, Santa Barbara, CA...            35,000           -            3,265            8,187           8,600
  Southridge VII, Orlando, FL....................            92,000       3,312            1,747            5,059           6,700
  SunCoast I & II, Fort Myers, FL................           126,000           -            4,067            9,345          10,900
  World Houston 24, Houston, TX..................            93,000           -            2,619            3,720           5,600
  40th Avenue Distribution Center, Phoenix, AZ...            89,000           -            2,252            3,353           6,100
  Centennial Park, Denver, CO....................            68,000           -            4,301            4,301           4,900
  World Houston 25, Houston, TX..................            66,000           -            1,633            2,278           3,700
  Wetmore II, Bldg A, San Antonio, TX............            34,000         504              569            1,073           3,200
  Wetmore II, Bldgs B & C, San Antonio, TX.......           124,000       1,269            1,510            2,779           7,600
  Beltway Crossing V, Houston, TX................            83,000       1,077                -            1,077           5,000
  Sky Harbor, Phoenix, AZ........................           261,000       6,946                -            6,946          22,800
  Southridge XII, Orlando, FL....................           404,000       4,089                -            4,089          20,400
                                                        ----------------------------------------------------------------------------
Total Under Construction.........................         1,475,000      17,197           21,963           52,207         105,500
                                                        ----------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ....................................                 -      (6,946)             431                -               -
  Tucson, AZ.....................................           205,000           -            1,446            1,772          14,300
  Tampa, FL......................................           329,000           -              776            5,433          15,600
  Orlando, FL....................................           156,000      (7,401)           3,496            4,466          20,400
  West Palm Beach, FL............................            20,000           -               81              766           2,300
  Fort Myers, FL.................................           752,000           -              899           13,567          56,500
  El Paso, TX....................................           251,000           -                -            2,444           9,600
  Houston, TX....................................           853,000      (1,077)           1,024            9,454          48,500
  San Antonio, TX................................           145,000      (1,773)             478            2,111           9,800
  Jackson, MS....................................            28,000           -                -              705           2,000
                                                        ----------------------------------------------------------------------------
Total Prospective Development....................         2,739,000     (17,197)           8,631           40,718         179,000
                                                        ----------------------------------------------------------------------------
                                                          4,615,000    $      -           37,819          116,530         310,900
                                                        ============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2007
  Santan 10 II, Chandler, AZ.....................            85,000    $      -                -            5,501
  Oak Creek III,  Tampa, FL......................            61,000           -              119            3,578
  Southridge VI, Orlando, FL.....................            81,000           -              323            5,294
  Arion 16, San Antonio, TX......................            64,000           -            1,411            3,795
  Southridge III, Orlando, FL....................            81,000           -              713            5,166
  Southridge II, Orlando, FL.....................            41,000           -              244            3,790
  World Houston 15, Houston, TX..................            63,000           -              276            4,802
  World Houston 23, Houston, TX..................           125,000           -            2,888            7,385
  Arion 17, San Antonio, TX......................            40,000           -               90            3,028
                                                        ----------------------------------------------------------
Total Transferred to Real Estate Properties......           641,000    $      -            6,064           42,339  (4)
                                                        ==========================================================

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

     Accumulated depreciation on real estate properties increased $19,248,000 due to depreciation expense on real estate properties. A summary of Other Assets is presented in Note 9 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable decreased $20,381,000 during the six months ended June 30, 2007 as a result of the repayment of two mortgage loans of $14,220,000, regularly scheduled principal payments of $6,103,000, and mortgage loan premium amortization of $58,000.
     Notes payable to banks increased $116,421,000 as a result of advances of $206,326,000 exceeding repayments of $89,905,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 10 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 11 in the Notes to the Consolidated Financial Statements for a summary of Other Liabilities.

STOCKHOLDERS' EQUITY
     Distributions in excess of earnings increased $12,264,000 as a result of dividends on common and preferred stock of $24,983,000 exceeding net income for financial reporting purposes of $12,719,000. See Note 14 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.)

     Net income available to common stockholders for the three and six months ended June 30, 2007 was $5,476,000 ($.23 per basic and diluted share) and $11,407,000 ($.48 per basic and diluted share) compared to $4,920,000 ($.22 per basic and diluted share) and $10,425,000 ($.48 per basic and $.47 per diluted share) for the three and six months ended June 30, 2006.
     PNOI for the three months increased by $3,380,000, or 14.4%. The increase was primarily attributable to $1,325,000 from newly developed properties, $1,287,000 from 2006 and 2007 acquisitions and $818,000 from same property growth.
     PNOI for the six months increased by $6,162,000, or 13.2%. The increase was primarily attributable to $2,421,000 from newly developed properties, $2,014,000 from 2006 and 2007 acquisitions and $1,802,000 from same property growth.
     Expense to revenue ratios were about the same for both comparative periods. The Company's percentage leased and occupied were 97.6% and 95.6%, respectively, at June 30, 2007 compared to 94.8% and 94.0%, respectively, at June 30, 2006. The increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     The following table presents the components of interest expense for the three and six months ended June 30, 2007 and 2006:

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                               ---------------------------------------------------------------------
                                                                                      Increase                            Increase
                                                                  2007      2006     (Decrease)       2007      2006     (Decrease)
                                                               ---------------------------------------------------------------------
                                                                               (In thousands, except rates of interest)
Average bank borrowings.....................................   $ 116,697   123,218     (6,521)       88,119    121,032     (32,913)
Weighted average variable interest rates....................       6.41%     6.07%                    6.49%      5.85%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)...   $   1,865     1,866         (1)        2,833      3,509        (676)
Amortization of bank loan costs.............................          89        89          -           178        178           -
                                                               ---------------------------------------------------------------------
Total variable rate interest expense........................       1,954     1,955         (1)        3,011      3,687        (676)
                                                               ---------------------------------------------------------------------

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)......       6,231     5,381        850        12,653     10,793       1,860
Amortization of mortgage loan costs.........................         133       118         15           265        228          37
                                                               ---------------------------------------------------------------------
Total fixed rate interest expense...........................       6,364     5,499        865        12,918     11,021       1,897
                                                               ---------------------------------------------------------------------

Total interest..............................................       8,318     7,454        864        15,929     14,708       1,221
Less capitalized interest...................................      (1,413)   (1,057)      (356)       (2,853)    (1,976)       (877)
                                                               ---------------------------------------------------------------------

TOTAL INTEREST EXPENSE......................................   $   6,905     6,397        508        13,076     12,732         344
                                                               =====================================================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in the first six months of 2007 were higher than in 2006; however, average bank borrowings were significantly lower.

     The increase in mortgage interest expense in 2007 was primarily due to the new mortgages detailed in the table below.

     NEW MORTGAGES                                             INTEREST RATE        DATE            AMOUNT
     --------------------------------------------------------------------------------------------------------

     Huntwood and Wiegman Distribution Centers...............      5.680%         08/08/06     $  38,000,000
     Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
       Santan 10 and World Houston 16........................      5.970%         10/17/06        78,000,000
                                                                ----------                     --------------
       Weighted Average/Total Amount.........................      5.875%                      $ 116,000,000
                                                                ==========                     ==============

     These increases were offset by regularly scheduled principal payments and the repayments of five mortgages in 2006 and 2007 as shown in the following table:

                                                             INTEREST           DATE            PAYOFF
     MORTGAGE LOANS REPAID IN 2006 AND 2007                    RATE            REPAID           AMOUNT
     ----------------------------------------------------------------------------------------------------
     Huntwood Distribution Center.......................       7.990%         08/08/06      $ 10,557,000
     Wiegman Distribution Center........................       7.990%         08/08/06         4,872,000
     Arion Business Park................................       4.450%         10/16/06        20,500,000
     World Houston 1 & 2................................       7.770%         04/12/07         4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen..................................       8.060%         05/25/07        10,197,000
                                                            ----------                      -------------
       Weighted Average/Total Amount....................       6.539%                       $ 50,149,000
                                                            ==========                      =============

     Depreciation and amortization for continuing operations increased $1,844,000 and $2,718,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This increase was primarily due to properties acquired and transferred from development during 2006 and 2007.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $258,000 and $400,000 for the three and six months ended June 30, 2007, respectively, compared to $344,000 and $703,000 in the same periods in 2006.

Capital Expenditures

     Capital expenditures for the three and six months ended June 30, 2007 and 2006 were as follows:

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                    June 30,
                                                         Estimated    --------------------------------------------------
                                                        Usefule Life     2007          2006          2007         2006
                                                       -----------------------------------------------------------------
                                                                                         (In thousands)
        Upgrade on Acquisitions....................        40 yrs      $    20            45            59          108
        Tenant Improvements:
           New Tenants.............................      Lease Life      1,876         1,842         3,314        3,861
           New Tenants (first generation) (1)......      Lease Life         37           128           375          280
           Renewal Tenants.........................      Lease Life        426           244           830          393
        Other:
           Building Improvements...................       5-40 yrs         533           341           758          856
           Roofs...................................       5-15 yrs         796           353           961          487
           Parking Lots............................       3-5 yrs          304            32           411           95
           Other...................................        5 yrs            17            15            52           45
                                                                      --------------------------------------------------
              Total capital expenditures...........                    $ 4,009         3,000         6,760        6,125
                                                                      ==================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and six months ended June 30, 2007 and 2006 were as follows:

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                   Estimated    ----------------------------------------------------
                                                  Useful Life      2007          2006          2007          2006
                                                 -------------------------------------------------------------------
                                                                                   (In thousands)
        Development..........................     Lease Life    $    725           524         1,630           759
        New Tenants..........................     Lease Life         738           678         1,424         1,370
        New Tenants (first generation) (1)...     Lease Life          50            35           165            75
        Renewal Tenants......................     Lease Life         523           447           898           942
                                                                ----------------------------------------------------
           Total capitalized leasing costs...                   $  2,036         1,684         4,117         3,146
                                                                ====================================================

        Amortization of leasing costs (2)....                   $  1,199           998         2,379         2,062
                                                                ====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the properties sold during the three and six months ended June 30, 2006. There were no sales of properties or properties classified as held for sale during 2007; however, the Company recognized a deferred gain from a previous sale.

                                                                           Three Months Ended    Six Months Ended
                                                                                June 30,             June 30,
                                                                          ----------------------------------------
Discontinued Operations                                                     2007       2006      2007       2006
------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Income from real estate operations...................................     $    -        519         -       1,453
Operating expenses from real estate operations.......................          -       (109)        -        (398)
                                                                          ----------------------------------------
  Property net operating income from discontinued operations.........          -        410         -       1,055

Depreciation and amortization........................................          -       (153)        -        (439)
                                                                          ----------------------------------------
Income from real estate operations...................................          -        257         -         616
  Gain on sale of real estate investments............................          7         16        14       1,084
                                                                          ----------------------------------------

Income from discontinued operations..................................     $    7        273        14       1,700
                                                                          ========================================

     A summary of gains on sale of real estate investments for the six months ended June 30, 2006 follows:

                                                                             Date           Net                Deferred   Recognized
       Real Estate Properties             Location             Size          Sold       Sales Price    Basis     Gain        Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)

2006
Madisonville land...................    Madisonville, KY     1.2 Acres     01/05/06      $    804         27       175         602
Senator I & II/Southeast Crossing...    Memphis, TN         534,000 SF     03/09/06        14,870     14,466         -         404
Dallas land.........................    Dallas, TX            0.1 Acre     03/16/06            66         13         -          53
Lamar Distribution Center I.........    Memphis, TN         125,000 SF     06/30/06         2,979      2,951        18          10
Deferred gain recognized from
    previous sale...................                                                                                            15
                                                                                        --------------------------------------------
                                                                                         $ 18,719     17,457       193       1,084
                                                                                        ============================================

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2002 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 had no impact on the Company's overall financial position or results of operations during the first six months of 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS No. 123R. Also, as required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The Company expects that the adoption of Statement 157 in 2008 will have little or no impact on its overall financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $40,947,000 for the six months ended June 30, 2007. The primary other source of cash was from bank borrowings. The Company distributed $23,691,000 in common and $1,312,000 in preferred stock dividends during the six months ended June 30, 2007. Other primary uses of cash were for bank debt repayments, purchases of real estate, construction and development of properties, mortgage note repayments and capital improvements at various properties.
     Total debt at June 30, 2007 and December 31, 2006 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at June 30, 2007 and December 31, 2006.

                                                           June 30, 2007    December 31, 2006
                                                          ------------------------------------
                                                                     (In thousands)
        Mortgage notes payable - fixed rate.........      $     397,059              417,440
        Bank notes payable - floating rate..........            145,487               29,066
                                                          ------------------------------------
           Total debt...............................      $     542,546              446,506
                                                          ====================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios (as defined in the credit agreement), with an annual facility fee of 20 basis points. EastGroup's current interest rate under this facility is LIBOR plus 95 basis points, except that it may be lower based upon the competitive bid option in the note. The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At June 30, 2007, the weighted average interest rate was 6.12% on a balance of $138,700,000. The interest rate on each tranche is currently reset on a monthly basis. At August 7, 2007, the balance on this line was comprised of three tranches totaling $107 million, all at 6.27%, and $43.7 million in competitive bid loans at a weighted average rate of 5.81%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures in November 2007. This credit facility is customarily used for working capital needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios (as defined in the credit agreement); it is currently LIBOR plus 110 basis points. At June 30, 2007, the interest rate was 6.42% on $6,787,000.
     The Company expects to renew or replace the credit facilites mentioned above. As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     In May 2007, the Company signed an application on a $75 million, nonrecourse first mortgage loan secured by properties containing 1,448,000 square feet. The loan is expected to close in mid August 2007 and will have a fixed interest rate of 5.57%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note will be used to reduce variable rate bank borrowings.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2006 did not materially change during the six months ended June 30, 2007 except for the increase in bank borrowings discussed above and the purchase of the properties in Charlotte that were under contract at year end. In addition, in late March, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million, and construction began in June 2007 with occupancy projected in the second quarter of 2008. In connection with this build-to-suit development, EastGroup entered into contracts with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida, for approximately $9 million. These acquisitions are expected to close in mid-2008, in line with completion of the build-to-suit development.
     The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

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

                                              Jul-Dec
                                               2007       2008      2009      2010      2011    Thereafter     Total     Fair Value
                                             ---------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands).......     $ 6,174     12,967    43,157    11,680    77,908     245,173     397,059     399,161(2)
Weighted average interest rate..........       6.26%      6.26%     6.62%     6.03%     7.05%       5.78%       6.14%
Variable rate debt (in thousands).......     $ 6,787    138,700         -         -         -           -     145,487     145,487
Weighted average interest rate..........       6.42%      6.12%         -         -         -           -       6.14%

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

     As the table above incorporates only those exposures that existed as of June 30, 2007, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during subsequent periods. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 61 basis points, interest expense and cash flows would increase or decrease by approximately $893,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,875,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                               Current          Maturity                                            Fair Value        Fair Value
      Type of Hedge        Notional Amount        Date         Reference Rate      Fixed Rate       at 6/30/07        at 12/31/06
      ----------------------------------------------------------------------------------------------------------------------------
                           (In thousands)                                                                   (In thousands)

           Swap                $9,875           12/31/10        1 month LIBOR         4.03%            $362              $314

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 30, 2007, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, H.C. Bailey, Jr., Hayden C. Eaves III, Fredric H. Gould, David H. Hoster II, Mary E. McCormick, David M. Osnos and Leland R. Speed were elected directors of the Registrant, each to serve until the 2008 Annual Meeting. The following is a summary of the voting for directors:

                                            Common Stock
        Nominee                       Vote For      Vote Withheld
        ----------------------------------------------------------
        D. Pike Aloian               22,143,893            68,021
        H.C. Bailey, Jr.             21,832,870           379,044
        Hayden C. Eaves III          22,154,496            57,418
        Fredric H. Gould             22,148,943            62,971
        David H. Hoster II           22,077,581           134,333
        Mary E. McCormick            22,145,734            66,180
        David M. Osnos               21,837,835           374,079
        Leland R. Speed              22,051,163           160,751

     In addition, the stockholders voted to ratify the appointment of KPMG LLP as the Company's independent registered public accounting firm for the 2007 fiscal year. The results of the voting are set forth below:

                                             Vote For         Vote Against         Vote Abstained
                                         ----------------------------------------------------------
        Ratification of Independent
        Public Accounting Firm              22,064,026           113,865               34,023

ITEM 6.  EXHIBITS.

(a) Form 10-Q Exhibits:

     (3)  Articles of Incorporation and Bylaws

          (a)  Bylaws of the Company (incorporated by reference to Appendix C to
               the  Company's   Proxy   Statement  for  its  Annual  Meeting  of
               Stockholders held on June 5, 1997).

          (b) Amendment to Bylaws of the Company dated as of April 11, 2007 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 12, 2007).

          (c) Amendment to Bylaws of the Company dated as of July 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed July 16, 2007).

     (4)  Instruments Defining the Rights of Security Holders

          (a) Second Amendment to Rights Agreement dated as of July 23, 2007, between the Company and Wells Fargo Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed July 23, 2007).

     (10) Material Contracts (*Indicates management or compensatory agreement):

          (a) Performance Goals for the 2007 Annual Cash Incentive and Bonus Compensation and the 2007 Annual Long-Term Equity Incentive Awards (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 5, 2007).*

     (31) Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

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

Date:  August 8, 2007

                                 EASTGROUP PROPERTIES, INC.

                                 By:  /s/ BRUCE CORKERN
                                      ----------------------------
                                      Bruce Corkern, CPA
                                      Senior Vice President, Controller and
                                      Chief Accounting Officer


                                 By:  /s/ N. KEITH MCKEY
                                      ------------------------------
                                      N. Keith McKey, CPA
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary