Form 10-Q
period 2007-09-30
EASTGROUP PROPERTIES INC
filed 2007-11-07
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007          COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of November 6, 2007 was 23,811,973.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                                                                      Pages
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated balance sheets, September 30, 2007 (unaudited)
         and December 31, 2006                                                           3

         Consolidated statements of income for the three and nine months
         ended September 30, 2007 and 2006 (unaudited)                                   4

         Consolidated statement of changes in stockholders' equity for
         the nine months ended September 30, 2007 (unaudited)                            5

         Consolidated statements of cash flows for the nine months
         ended September 30, 2007 and 2006 (unaudited)                                   6

         Notes to consolidated financial statements (unaudited)                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     24

Item 4.  Controls and Procedures                                                        25

PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                                   25

Item 6.  Exhibits                                                                       25

SIGNATURES

Authorized signatures                                                                   25

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                 September 30, 2007          December 31, 2006
                                                                                -----------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties....................................................     $      1,078,840                     973,910
  Development...............................................................              144,302                     114,986
                                                                                -----------------------------------------------
                                                                                        1,223,142                   1,088,896
      Less accumulated depreciation.........................................             (259,297)                   (231,106)
                                                                                -----------------------------------------------
                                                                                          963,845                     857,790

  Real estate held for sale.................................................                2,372                           -
  Unconsolidated investment.................................................                2,559                       2,595
  Cash......................................................................                1,155                         940
  Other assets..............................................................               48,886                      50,462
                                                                                -----------------------------------------------
      TOTAL ASSETS..........................................................     $      1,018,817                     911,787
                                                                                ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................     $        468,908                     417,440
  Notes payable to banks....................................................               94,652                      29,066
  Accounts payable & accrued expenses.......................................               36,717                      32,589
  Other liabilities.........................................................               11,386                      11,747
                                                                                -----------------------------------------------
                                                                                          611,663                     490,842
                                                                                -----------------------------------------------

                                                                                -----------------------------------------------
Minority interest in joint ventures.........................................                2,263                       2,148
                                                                                -----------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued........................................................                    -                           -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
    issued; stated liquidation preference of $33,000........................               32,326                      32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    23,807,123 shares issued and outstanding at September 30, 2007 and
    23,701,275 at December 31, 2006.........................................                    2                           2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued........................................................                    -                           -
  Additional paid-in capital on common shares...............................              466,602                     463,170
  Distributions in excess of earnings.......................................              (94,185)                    (77,015)
  Accumulated other comprehensive income....................................                  146                         314
                                                                                -----------------------------------------------
                                                                                          404,891                     418,797
                                                                                -----------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................     $      1,018,817                     911,787
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                ----------------------------------------------------
                                                                                   2007          2006          2007          2006
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations...................................         $  39,153        33,674       112,192        98,554
  Other income.........................................................                20           221            65           255
                                                                                ----------------------------------------------------
                                                                                   39,173        33,895       112,257        98,809
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations.................................            10,490         9,438        30,759        27,542
  Depreciation and amortization........................................            12,200        10,396        35,312        30,827
  General and administrative...........................................             1,993         1,990         5,868         5,434
                                                                                ----------------------------------------------------
                                                                                   24,683        21,824        71,939        63,803
                                                                                ----------------------------------------------------

OPERATING INCOME.......................................................            14,490        12,071        40,318        35,006

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment......................                65            74           214           213
  Interest income......................................................                38            68            94           111
  Interest expense.....................................................            (7,086)       (6,314)      (20,162)      (19,046)
  Minority interest in joint ventures..................................              (133)         (179)         (441)         (452)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS......................................             7,374         5,720        20,023        15,832
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations...................................                31           193            87           734
  Gain on sale of real estate investments..............................               309             7           323         1,091
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS....................................               340           200           410         1,825
                                                                                ----------------------------------------------------

NET INCOME.............................................................             7,714         5,920        20,433        17,657

  Preferred dividends-Series D.........................................               656           656         1,968         1,968
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS............................         $   7,058         5,264        18,465        15,689
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations....................................         $     .29           .23           .76           .63
  Income from discontinued operations..................................               .01           .01           .02           .08
                                                                                ----------------------------------------------------
  Net income available to common stockholders..........................         $     .30           .24           .78           .71
                                                                                ====================================================

  Weighted average shares outstanding..................................            23,562        22,235        23,548        22,017
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations....................................         $     .29           .22           .76           .62
  Income from discontinued operations..................................               .01           .01           .02           .08
                                                                                ----------------------------------------------------
  Net income available to common stockholders..........................         $     .30           .23           .78           .70
                                                                                ====================================================

  Weighted average shares outstanding..................................            23,778        22,553        23,767        22,334
                                                                                ====================================================

Dividends declared per common share....................................         $     .50           .49          1.50          1.47

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                         Accumulated
                                                                          Additional   Distributions        Other
                                                  Preferred     Common     Paid-In       In Excess      Comprehensive
                                                    Stock       Stock      Capital      Of Earnings        Income            Total
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006......................  $ 32,326          2       463,170       (77,015)             314         418,797
 Comprehensive income
  Net income....................................         -          -             -        20,433                -          20,433
  Net unrealized change in fair value of
    interest rate swap..........................         -          -             -             -             (168)           (168)
                                                                                                                          ----------
       Total comprehensive income...............                                                                            20,265
                                                                                                                          ----------
 Common dividends declared - $1.50 per share....         -          -             -       (35,635)               -         (35,635)
 Preferred stock dividends declared - $1.4907
   per share....................................         -          -             -        (1,968)               -          (1,968)
 Stock-based compensation, net of forfeitures...         -          -         2,195             -                -           2,195
 Issuance of 61,950 shares of common stock,
   options exercised............................         -          -         1,365             -                -           1,365
 Issuance of 4,616 shares of common stock,
   dividend reinvestment plan...................         -          -           209             -                -             209
 6,312 shares withheld to satisfy tax
   withholding obligations in connection with
   the vesting of restricted stock..............         -          -          (337)            -                -            (337)
                                                  ----------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2007.....................  $ 32,326          2       466,602       (94,185)             146         404,891
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                      --------------------------
                                                                                                          2007           2006
                                                                                                      --------------------------
OPERATING ACTIVITIES
  Net income................................................................................          $    20,433        17,657
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations................................               35,312        30,827
    Depreciation and amortization from discontinued operations..............................                  150           674
    Minority interest depreciation and amortization.........................................                 (121)         (113)
    Amortization of mortgage loan premiums..................................................                  (87)         (322)
    Gain on sale of real estate investments.................................................                 (323)       (1,091)
    Stock-based compensation expense........................................................                1,476         1,461
    Equity in earnings of unconsolidated investment net of distributions....................                   36            67
    Changes in operating assets and liabilities:
      Accrued income and other assets.......................................................                5,341        (1,824)
      Accounts payable, accrued expenses and prepaid rent...................................                4,970         4,778
                                                                                                      --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................................................               67,187        52,114
                                                                                                      --------------------------

INVESTING ACTIVITIES
  Real estate development...................................................................              (78,747)      (48,176)
  Purchases of real estate..................................................................              (51,711)            -
  Real estate improvements..................................................................              (10,236)       (9,645)
  Proceeds from sale of real estate investments.............................................                  323        18,548
  Changes in other assets and other liabilities.............................................               (6,278)       (2,660)
                                                                                                      --------------------------
NET CASH USED IN INVESTING ACTIVITIES.......................................................             (146,649)      (41,933)
                                                                                                      --------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.............................................................              252,466       120,169
  Repayments on bank borrowings.............................................................             (186,880)     (181,233)
  Proceeds from mortgage notes payable......................................................               75,000        38,000
  Principal payments on mortgage notes payable..............................................              (23,445)      (22,016)
  Debt issuance costs.......................................................................                 (658)         (335)
  Distributions paid to stockholders........................................................              (37,439)      (35,030)
  Proceeds from common stock offering.......................................................                    -        68,138
  Proceeds from exercise of stock options...................................................                1,365         1,317
  Proceeds from dividend reinvestment plan..................................................                  209           236
  Other.....................................................................................                 (941)        1,144
                                                                                                      --------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........................................               79,677        (9,610)
                                                                                                      --------------------------

INCREASE IN CASH AND CASH EQUIVALENTS.......................................................                  215           571
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................                  940         1,915
                                                                                                      --------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................          $     1,155         2,486
                                                                                                      ==========================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $4,425 and $3,096
     for 2007 and 2006, respectively........................................................          $    19,363        18,664
  Fair value of common stock awards issued to employees and directors, net of forfeitures...                1,441         3,283

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

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2006 and September 30, 2007, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation. These amounts include reclassifications in the accompanying consolidated statements of cash flows. The reclassifications for the nine months ended September 30, 2006 resulted in a decrease of $615,000 in cash flows from operating activities and an increase of $615,000 in financing activities. These reclassifications were immaterial to the prior period presented.

(5)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment - industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $10,040,000 and $29,289,000 for the three and nine months ended September 30, 2007, respectively, and $8,858,000 and $26,364,000 for the same periods in 2006. The Company's real estate properties at September 30, 2007 and December 31, 2006 were as follows:

                                                                      September 30, 2007     December 31, 2006
                                                                    --------------------------------------------
                                                                                   (In thousands)
        Real estate properties:
           Land................................................       $         169,242               154,384
           Buildings and building improvements.................                 740,524               670,751
           Tenant and other improvements.......................                 169,074               148,775
        Development............................................                 144,302               114,986
                                                                    --------------------------------------------
                                                                              1,223,142             1,088,896
           Less accumulated depreciation.......................                (259,297)             (231,106)
                                                                    --------------------------------------------
                                                                      $         963,845               857,790
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

(7)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141 to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $732,000 and $2,325,000 for the three and nine months ended September 30, 2007, respectively, and $551,000 and $1,925,000 for the same periods in 2006. Amortization of above and below market leases was immaterial for all periods presented.
     The Company acquired six operating properties during the nine months ended September 30, 2007 for a total cost of $51,120,000, of which $48,142,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $3,226,000 to in-place lease intangibles and $246,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $494,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at September 30, 2007 and December 31, 2006.

(8)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

     At September 30, 2007, real estate held for sale consisted of Delp Distribution Center I, a 152,000 square foot property in Memphis, Tennessee, with a carrying value of $2,372,000. Subsequent to quarter-end, the Company sold the property for $3,275,000 and realized a net gain of approximately $600,000.
     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations.

(9)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                      September 30, 2007     December 31, 2006
                                                                                    -------------------------------------------
                                                                                                    (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization....     $         18,067               15,821
     Straight-line rent receivable, net of allowance for doubtful accounts.......               13,913               13,530
     Accounts receivable, net of allowance for doubtful accounts.................                3,017                5,189
     Acquired in-place lease intangibles, net of accumulated amortization
         of $4,778 and $4,294 for 2007 and 2006, respectively....................                5,575                4,674
     Goodwill....................................................................                  990                  990
     Prepaid expenses and other assets...........................................                7,324               10,258
                                                                                    -------------------------------------------
                                                                                      $         48,886               50,462
                                                                                    ===========================================

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                      September 30, 2007     December 31, 2006
                                                                                    -------------------------------------------
                                                                                                    (In thousands)
        Property taxes payable...................................................     $         14,192                8,235
        Development costs payable................................................                5,483                6,504
        Dividends payable........................................................                3,002                2,839
        Other payables and accrued expenses......................................               14,040               15,011
                                                                                    -------------------------------------------
                                                                                      $         36,717               32,589
                                                                                    ===========================================

(11) OTHER LIABILITIES

     A summary of the Company's Other Liabilities follows:

                                                                                      September 30, 2007     December 31, 2006
                                                                                    -------------------------------------------
                                                                                                    (In thousands)
        Security deposits........................................................     $          7,239                6,414
        Prepaid rent and other deferred income...................................                3,195                4,375
        Other liabilities........................................................                  952                  958
                                                                                    -------------------------------------------
                                                                                      $         11,386               11,747
                                                                                    ===========================================

(12) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income for the nine months ended September 30, 2007 are presented in the Company's consolidated statement of changes in stockholders' equity and for the three and nine months ended September 30, 2007 and 2006 are summarized below.

                                                                                    Three Months Ended         Nine Months Ended
                                                                                       September 30,             September 30,
                                                                                ----------------------------------------------------
                                                                                    2007          2006         2007         2006
                                                                                ----------------------------------------------------
                                                                                                   (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME:
        Balance at beginning of period....................................      $    362           546          314          311
            Change in fair value of interest rate swap....................          (216)         (222)        (168)          13
                                                                                ----------------------------------------------------
        Balance at end of period..........................................      $    146           324          146          324
                                                                                ====================================================

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

                                                                                    Three Months Ended         Nine Months Ended
                                                                                       September 30,              September 30,
                                                                                ----------------------------------------------------
                                                                                    2007          2006         2007         2006
                                                                                ----------------------------------------------------
                                                                                                    (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders..........       $  7,058         5,264        18,465        15,689
          Denominator-weighted average shares outstanding................         23,562        22,235        23,548        22,017
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders..........       $  7,058         5,264        18,465        15,689
          Denominator:
            Weighted average shares outstanding..........................         23,562        22,235        23,548        22,017
            Common stock options.........................................             81           136            95           148
            Nonvested restricted stock...................................            135           182           124           169
                                                                                ----------------------------------------------------
               Total Shares..............................................         23,778        22,553        23,767        22,334
                                                                                ====================================================

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

MANAGEMENT INCENTIVE PLAN
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,713,281 at September 30, 2007. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation was $845,000 and $2,041,000 for the three and nine months ended September 30, 2007, respectively, of which $246,000 and $681,000 were capitalized as part of the Company's development costs. For the three and nine months ended September 30, 2006, stock-based compensation was $865,000 and $1,954,000, respectively, of which $209,000 and $559,000 were capitalized as part of the Company's development costs.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting occurs from 2 1/2 years to nine years from the date of grant for awards subject to service only. Restricted stock is granted to executive officers subject to the satisfaction of annual performance goals and multi-year market conditions as determined by the Compensation Committee with vesting over one to seven years from the grant date. Restricted stock is granted to non-executive officers and other employees subject only to continued service. Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123R. The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The expense for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition (total shareholder return) was determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     In the second quarter of 2007, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals. These goals are for the period ending December 31, 2007, so any shares issued upon attainment of these goals will be issued after that date. The number of shares to be issued could range from zero to 34,973. These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. During the second quarter of 2007, 8,150 shares were granted to non-executive officers and are subject only to continued service as of the vesting date. These shares vest 1/3 on January 1, 2008, 2009, and 2010.
     In the second quarter of 2006, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals and multi-year market conditions. In March 2007, 36,196 shares were awarded based on the attainment of the 2006 annual performance goals at a weighted average grant date fair value of $43.83 per share. These shares vested 20% on March 8, 2007, and will vest 20% per year over the next four years. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was $26.34 per share with a total cost of approximately $2.1 million. These shares will vest over four years following the three-year performance measurement period which ends on December 31, 2008.
     During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded. Share certificates and dividends are delivered to the employee as they vest. As of September 30, 2007, there was $2,820,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.05 years.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices. The table does not include the shares granted in 2006 that are contingent on market conditions or shares granted in 2007 that are subject to the satisfaction of annual performance goals. Of the shares that vested in the first quarter of 2007, 6,312 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the vesting date, the fair value of shares that vested during the first quarter of 2007 was $1,743,000. There were no shares that vested in the second or third quarters of 2007.

Restricted Stock Activity:                  Three Months Ended          Nine Months Ended
                                            September 30, 2007          September 30, 2007
                                        -----------------------------------------------------
                                                       Weighted                    Weighted
                                                        Average                     Average
                                                      Grant Date                  Grant Date
                                           Shares     Fair Value       Shares     Fair Value
                                        -----------------------------------------------------
Nonvested at beginning of period....       206,526    $   30.60        196,671    $    28.66
Granted (1).........................             -            -         44,346         43.91
Forfeited...........................             -            -         (1,800)        22.82
Vested..............................             -            -        (32,691)        37.40
                                        -----------                 ------------
Nonvested at end of period..........       206,526        30.60        206,526         30.60
                                        ===========                 ============

(1) Consists of 36,196 shares issued in March 2007 that were granted in 2006 subject to the satisfaction of annual performance goals and 8,150 shares granted in June 2007 subject to service requirements only.

Following is a vesting schedule of the total nonvested shares as of September 30, 2007:

Nonvested Shares Vesting Schedule               Number of Shares
----------------------------------------------------------------
Remainder of 2007.........................              62,437
2008......................................              83,170
2009......................................              43,727
2010......................................               9,956
2011......................................               7,236
                                                ----------------
Total Nonvested Shares....................             206,526
                                                ================

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. There were no options granted, forfeited, or expired during the three or nine months ended September 30, 2007. The intrinsic value realized by employees was $869,000 from the exercise of 38,000 options during the three months ended September 30, 2007 and $1,367,000 from the exercise of 53,200 options for the nine months ended September 30, 2007.

Employee outstanding stock options at September 30, 2007, all exercisable:
---------------------------------------------------------------------------------------------------------
                                      Weighted Average Remaining        Weighted Average       Intrinsic
Exercise Price Range     Number            Contractual Life              Exercise Price          Value
---------------------------------------------------------------------------------------------------------
  $  18.50-25.30         81,856               1.9 years                     $ 20.54           $2,024,000

DIRECTORS EQUITY PLAN
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the

Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans.
     In 2005, 481 shares of restricted stock at $41.57 were granted, of which 240 shares were vested as of September 30, 2007. The restricted stock vests 25% per year for four years. As of September 30, 2007, there was $8,800 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of
1.75 years. In 2007, 3,048 common shares of stock were issued to directors. There were 41,869 shares available for grant under the 2005 Plan at September 30, 2007.
     Stock-based compensation expense for directors was $39,000 and $116,000 for the three and nine months ended September 30, 2007, respectively, and $39,000 and $66,000 for the same periods in 2006. The intrinsic value realized by directors was $32,000 from the exercise of 2,000 options during the three months ended September 30, 2007 and $218,000 from the exercise of 8,750 options for the nine months ended September 30, 2007. There were no options granted or expired during the nine months ended September 30, 2007.

Director outstanding stock options at September 30, 2007, all exercisable:
---------------------------------------------------------------------------------------------------------
                                     Weighted Average Remaining        Weighted Average       Intrinsic
Exercise Price Range     Number            Contractual Life              Exercise Price          Value
---------------------------------------------------------------------------------------------------------
   $  20.25-26.60        42,750               3.6 years                     $ 23.01            $951,000

(15) NEWLY ADOPTED ACCOUNTING PRINCIPLES

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2003 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 had an immaterial impact on the Company's overall financial position or results of operations during the first nine months of 2007.

(16) SUBSEQUENT EVENTS

     On October 11, 2007, EastGroup closed on the sale of Delp Distribution Center I (152,000 square feet) in Memphis, Tennessee. This property was sold for $3,275,000, and the Company recognized a gain of approximately $600,000.
     During the fourth quarter, the Company expects to receive a condemnation award, primarily compensation for land in Arion Business Park, of approximately $3,050,000 with a gain of approximately $2,584,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The Company's primary revenue is rental income; as such, EastGroup's greatest challenge is leasing space. During the nine months ended September 30, 2007, leases on 3,775,000 square feet (16.1%) of EastGroup's total square footage of 23,499,000 expired, and the Company was successful in renewing or re-leasing 91% of that total. In addition, EastGroup leased 659,000 square feet of other vacant space during this period. During the nine months ended September 30, 2007, average rental rates on new and renewal leases increased by 11.1%.
     EastGroup's  total leased  percentage  increased to 97.0% at September  30,
2007 from 96.3% at September 30, 2006. Leases scheduled to expire for the remainder of 2007 were 2.9% of the portfolio on a square foot basis at September 30, 2007, and this figure was reduced to less than 1% as of November 6, 2007. Property net operating income (PNOI) from same properties increased 6.5% for the quarter ended September 30, 2007 and 4.6% for the nine months as compared to the same periods in 2006. The third quarter of 2007 was EastGroup's seventeenth consecutive quarter of same property PNOI growth.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2007, EastGroup purchased six operating properties (1,001,000 square feet in 14 buildings), one property for redevelopment (68,000 square feet) and 140.6 acres of land for a total of $67.5 million. Two of the properties are in Charlotte, North Carolina, a new market for EastGroup in late 2006; the Company now owns almost one million square feet in Charlotte. The other four operating properties are located in Tucson, Arizona; City of Industry, California; and Dallas and San Antonio, Texas. San Antonio was a new market for EastGroup in 2004 with current square footage of nearly 1.7 million including properties under development. The third new market for EastGroup in the last few years is Fort Myers, Florida, where the Company completed the construction of two buildings during the third quarter. The property purchased for redevelopment is located in Denver, Colorado, and will complement our current presence there.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During 2007, the Company transferred ten properties (691,000 square feet) with aggregate costs of $45.3 million at the date of transfer from development to real estate properties. These properties, all of which are 100% leased, are located in Chandler, Arizona; Orlando and Tampa, Florida; and Houston and San Antonio, Texas. During the second quarter, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million; construction began in June with occupancy projected in the second quarter of 2008.
     The Company primarily funds its acquisition and development programs through a $175 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On August 8, 2007, the Company closed on a $75 million, nonrecourse first mortgage loan secured by properties containing 1,448,000 square feet. The loan has a fixed interest rate of 5.57%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower leases 210,000 square feet from EastGroup under a lease expiring in December 2010 and has been current with their lease payments since declaring bankruptcy. In July 2007, the Bankruptcy Court approved the affirmation of Tower's lease with EastGroup. On July 31, 2007, Tower announced that it had completed the sale of substantially all of its assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. The sale concluded Tower's restructuring process and finalized its emergence from Chapter 11.
     EastGroup has one reportable segment - industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.

     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and nine months ended September 30, 2007 and 2006 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                    Three Months Ended         Nine Months Ended
                                                                                       September 30,             September 30,
                                                                                ----------------------------------------------------
                                                                                    2007          2006         2007         2006
                                                                                ----------------------------------------------------
                                                                                        (In thousands, except per share data)
Income from real estate operations............................................  $  39,153        33,674       112,192       98,554
Expenses from real estate operations..........................................    (10,490)       (9,438)      (30,759)     (27,542)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME.................................................     28,663        24,236        81,433       71,012

Equity in earnings of unconsolidated investment (before depreciation).........         98           107           313          312
Income from discontinued operations (before depreciation and amortization)....         72           356           237        1,408
Interest income...............................................................         38            68            94          111
Other income..................................................................         20           221            65          255
Interest expense..............................................................     (7,086)       (6,314)      (20,162)     (19,046)
General and administrative expense............................................     (1,993)       (1,990)       (5,868)      (5,434)
Minority interest in earnings (before depreciation and amortization)..........       (175)         (217)         (562)        (565)
Gain on sale of nondepreciable real estate investments........................          9             7            23          662
Dividends on Series D preferred shares........................................       (656)         (656)       (1,968)      (1,968)
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................     18,990        15,818        53,605       46,747
Depreciation and amortization from continuing operations......................    (12,200)      (10,396)      (35,312)     (30,827)
Depreciation and amortization from discontinued operations....................        (41)         (163)         (150)        (674)
Depreciation from unconsolidated investment...................................        (33)          (33)          (99)         (99)
Minority interest depreciation and amortization...............................         42            38           121          113
Gain on sale of depreciable real estate investments...........................        300             -           300          429
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................      7,058         5,264        18,465       15,689
Dividends on preferred shares.................................................        656           656         1,968        1,968
                                                                                ----------------------------------------------------

NET INCOME....................................................................  $   7,714         5,920        20,433       17,657
                                                                                ====================================================

Net income available to common stockholders per diluted share.................  $     .30           .23           .78          .70
Funds from operations available to common stockholders per diluted share......        .80           .70          2.26         2.09

Diluted shares for earnings per share and funds from operations...............     23,778        22,553        23,767       22,334

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the third quarter of 2007 was $.80 per share compared with $.70 per share for the same period of 2006, an increase of 14.3%. The increase in FFO was mainly due to a PNOI increase of $4,427,000, or 18.3%. This increase in PNOI was primarily attributable to $1,517,000 from newly developed properties, $1,395,000 from 2006 and 2007 acquisitions and $1,547,000 from same property growth. The third quarter of 2007 was the thirteenth consecutive quarter of increased FFO as compared to the previous year's quarter. Included in same property growth was $.04 per share in termination fees for the third quarter of 2007 mainly from one tenant's early termination (this space has already been re-leased), compared to $.01 per share in the same quarter of 2006. Without termination fees, the increase in FFO per share for the third quarter would have been 10.1%.

     For the nine months ended September 30, 2007, FFO was $2.26 per share compared with $2.09 for the same period of 2006, an increase of 8.1% per share; excluding gain on land sales of $.03 per share for the nine months ended September 30, 2006, the increase was 9.2% per share. The increase in FFO was mainly due to a PNOI increase of $10,421,000, or 14.7%. This increase in PNOI was primarily attributable to $3,954,000 from newly developed properties, $3,409,000 from 2006 and 2007 acquisitions and $3,165,000 from same property growth. Included in same property growth was $.04 per share in termination fees for the nine months in 2007 mainly from one tenant's early termination (this space has already been re-leased), compared to $.02 per share in the same period of 2006. Without termination fees and gain on land sales for the nine months, the increase in FFO per share would have been 8.8%.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 6.5% for the third quarter. The third quarter of 2007 was the seventeenth consecutive quarter of improved same property operations. For the nine months ended September 30, 2007, PNOI from same properties increased 4.6%.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at September 30, 2007 was 95.7%, slightly up from the previous quarter and the third quarter of 2006. Occupancy has ranged from 91.0% to 96.1% for eighteen consecutive quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (5.8% of total square footage) averaged 11.7% for the third quarter of 2007; for the nine months, rental rate increases on new and renewal leases (17.5% of total square footage) averaged 11.1%.

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

FINANCIAL CONDITION

     EastGroup's assets were $1,018,817 at September 30, 2007, an increase of $107,030,000 from December 31, 2006. Liabilities increased $120,821,000 to
$611,663,000  and  stockholders'  equity  decreased  $13,906,000 to $404,891,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $104,930,000 during the nine months ended September 30, 2007 primarily due to the purchase of six properties and the transfer of ten properties from development, as detailed below.

                                                                                                 Date
        Real Estate Properties Acquired in 2007        Location                 Size           Acquired           Cost (1)
        ---------------------------------------------------------------------------------------------------------------------
                                                                           (Square feet)                      (In thousands)
        Westinghouse and Lindbergh I & II....       Charlotte, NC              181,000         01/09/07       $       8,939
        North Stemmons III...................       Dallas, TX                  60,000         01/30/07               2,446
        Fairgrounds Business Park............       San Antonio, TX            231,000         03/02/07               9,853
        Nations Ford Distribution Center.....       Charlotte, NC              456,000         03/08/07              20,096
        Country Club Commerce Center II......       Tucson, AZ                  45,000         05/15/07               3,796
        Industry Distribution Center III.....       City of Industry, CA        28,000         06/29/07               3,012
                                                                            -----------                      ----------------
              Total Acquisitions.............                                1,001,000                        $      48,142
                                                                            ===========                      ================

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

        Real Estate Properties Transferred from                                                  Date
                  Development in 2007                  Location                 Size          Transferred      Cost at Transfer
        ------------------------------------------------------------------------------------------------------------------------
                                                                           (Square feet)                       (In thousands)
        Santan 10 II..........................      Chandler, AZ                85,000         01/01/07         $       5,501
        Oak Creek III.........................      Tampa, FL                   61,000         03/23/07                 3,578
        Southridge VI.........................      Orlando, FL                 81,000         04/01/07                 5,294
        Arion 16..............................      San Antonio, TX             64,000         04/20/07                 3,795
        Southridge III........................      Orlando, FL                 81,000         04/20/07                 5,166
        Southridge II.........................      Orlando, FL                 41,000         05/01/07                 3,790
        World Houston 15......................      Houston, TX                 63,000         05/01/07                 4,802
        World Houston 23......................      Houston, TX                125,000         05/01/07                 7,385
        Arion 17..............................      San Antonio, TX             40,000         06/01/07                 3,028
        Beltway Crossing II...................      Houston, TX                 50,000         09/01/07                 2,986
                                                                            -----------                        -----------------
              Total Developments Transferred..                                 691,000                          $      45,325
                                                                            ===========                        =================

     The Company made capital improvements of $10,236,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $4,106,000 on development properties subsequent to transfer to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer. These additions were offset by the transfer of one property into the category "held for sale" with costs of $3,470,000.

Development
     The investment in development at September 30, 2007 was $144,302,000 compared to $114,986,000 at December 31, 2006. Total capital invested for development during 2007 was $78,747,000. In addition to the costs of $74,641,000 incurred for the nine months ended September 30, 2007 as detailed in the development activity table, the Company incurred costs of $4,106,000 on developments during the 12-month period following transfer to real estate properties.
     In the first quarter of 2007, EastGroup acquired Centennial Park Distribution Center in Denver for $4,131,000. The building, which was built in 1990, contains 68,000 square feet and is located near Centennial Airport in southeast Denver. The business distribution property is currently vacant, and EastGroup is redeveloping it as a multi-tenant facility. Costs associated with this acquisition are included in the development activity table.
     In addition, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million; construction began in June 2007 with occupancy projected in the second quarter of 2008. As part of this transaction, EastGroup entered into contracts with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida, for approximately $9 million. These acquisitions are expected to close in mid-2008, in line with completion of the build-to-suit development.
     During the nine months ended September 30, 2007, EastGroup purchased over 102 acres of developable land for approximately $11.7 million. Costs associated with these acquisitions are included in the development activity table. The Company transferred ten developments to real estate properties during 2007 with a total investment of $45,325,000 as of the date of transfer.

                                                                                     Costs Incurred
                                                                     ----------------------------------------------
                                                                        Costs            For the        Cumulative       Estimated
                                                                     Transferred       Nine Months         as of           Total
DEVELOPMENT                                                Size       in 2007(1)      Ended 9/30/07       9/30/07         Costs(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Square feet)                            (In thousands)
LEASE-UP
  Oak Creek V, Tampa, FL.........................         100,000    $       -               501            5,334           6,400
  Beltway Crossing III & IV, Houston, TX.........         110,000            -               908            5,986           6,500
  World Houston 22, Houston, TX..................          68,000            -             1,099            4,169           4,200
  Interstate Commons III, Phoenix, AZ............          38,000            -             2,258            2,831           3,200
  Oak Creek A & B, Tampa, FL(3)..................          35,000            -             2,064            2,815           3,300
  Southridge VII, Orlando, FL....................          92,000        3,312             2,244            5,556           6,700
  SunCoast I & II, Fort Myers, FL................         126,000            -             5,334           10,612          10,900
  Castilian Research Center, Santa Barbara, CA...          37,000            -             3,907            8,829           8,900
  World Houston 24, Houston, TX..................          93,000            -             3,256            4,357           5,600
                                                      ------------------------------------------------------------------------------
Total Lease-up...................................         699,000        3,312            21,571           50,489          55,700
                                                      ------------------------------------------------------------------------------

UNDER CONSTRUCTION
  Wetmore II, Bldg A, San Antonio, TX............          34,000          504             1,502            2,006           3,200
  Wetmore II, Bldgs B & C, San Antonio, TX.......         124,000        1,269             3,740            5,009           7,600
  World Houston 25, Houston, TX..................          66,000            -             2,378            3,023           3,700
  40th Avenue Distribution Center, Phoenix, AZ...          89,000            -             3,244            4,345           6,100
  Centennial Park, Denver, CO....................          68,000            -             4,494            4,494           4,900
  Beltway Crossing V, Houston, TX................          83,000        1,077             1,767            2,844           5,000
  Arion 18, San Antonio, TX......................          20,000        1,236                 -            1,236           2,500
  Oak Creek VI, Tampa, FL........................          89,000        2,412                 -            2,412           5,800
  Southridge VIII, Orlando, FL...................          91,000        2,407                 -            2,407           6,700
  Beltway Crossing VI, Houston, TX...............         127,000        1,058                 -            1,058           6,400
  Wetmore II, Bldg D, San Antonio, TX............         124,000        1,382                 -            1,382           8,500
  Sky Harbor, Phoenix, AZ........................         261,000        6,946             1,613            8,559          22,800
  Southridge XII, Orlando, FL....................         404,000        4,089             3,952            8,041          20,400
                                                      ------------------------------------------------------------------------------
Total Under Construction.........................       1,580,000       22,380            22,690           46,816         103,600
                                                      ------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ....................................               -       (6,946)              431                -               -
  Tucson, AZ.....................................         205,000            -             1,581            1,907          14,300
  Tampa, FL......................................         335,000       (2,412)            1,787            4,032          20,100
  Orlando, FL....................................         229,000       (9,808)            4,437            3,000          13,700
  West Palm Beach, FL............................          20,000            -               107              792           2,300
  Fort Myers, FL.................................         752,000            -             1,752           14,420          56,500
  El Paso, TX....................................         251,000            -                 -            2,444           9,600
  Houston, TX....................................       1,492,000       (2,135)            9,527           16,899          88,300
  San Antonio, TX................................         410,000       (4,391)            3,783            2,798          24,300
  Jackson, MS....................................          28,000            -                 -              705           2,000
                                                      ------------------------------------------------------------------------------
Total Prospective Development....................       3,722,000      (25,692)           23,405           46,997         231,100
                                                      ------------------------------------------------------------------------------
                                                        6,001,000    $       -            67,666          144,302         390,400
                                                      ==============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2007
  Santan 10 II, Chandler, AZ.....................          85,000    $       -                 -            5,501
  Oak Creek III,  Tampa, FL......................          61,000            -               119            3,578
  Southridge VI, Orlando, FL.....................          81,000            -               323            5,294
  Arion 16, San Antonio, TX......................          64,000            -             1,411            3,795
  Southridge III, Orlando, FL....................          81,000            -               713            5,166
  Southridge II, Orlando, FL.....................          41,000            -               244            3,790
  World Houston 15, Houston, TX..................          63,000            -               276            4,802
  World Houston 23, Houston, TX..................         125,000            -             2,888            7,385
  Arion 17, San Antonio, TX......................          40,000            -                90            3,028
  Beltway Crossing II, Houston, TX...............          50,000            -               911            2,986
                                                      ------------------------------------------------------------
Total Transferred to Real Estate Properties......         691,000    $       -             6,975           45,325  (4)
                                                      ============================================================

(1) Represents costs transferred from Prospective Development (principally land) to Under Construction (or subsequently to Lease-up) during the period.
(2) The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data. Among the factors that could affect the accuracy of the forward-looking statements are weather or other natural occurrence, default or other failure of performance by contractors, increases in the price of construction materials or the availability of such materials, failure to obtain necessary permits or approvals from government entities, changes in local and/or national economic conditions, increased competition for tenants or other occurrences that could depress rental rates, and other factors not within the control of the Company.
(3) These buildings were developed for sale.
(4) Represents cumulative costs at the date of transfer.

     During the quarter, one property was transferred to the category real estate held for sale with costs of $3,470,000 and accumulated depreciation of $1,098,000. Accumulated depreciation on real estate properties and real estate held for sale increased $29,288,000 due to depreciation expense.
     A summary of Other Assets is presented in Note 9 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $51,468,000 during the nine months ended September 30, 2007 as a result of a $75,000,000 mortgage loan signed by the Company during the third quarter, which was offset by the repayment of two mortgage loans of $14,220,000, regularly scheduled principal payments of $9,225,000, and mortgage loan premium amortization of $87,000.
     Notes payable to banks increased $65,586,000 during the nine months ended September 30, 2007 as a result of advances of $252,466,000 exceeding repayments of $186,880,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 10 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 11 in the Notes to the Consolidated Financial Statements for a summary of Other Liabilities.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $17,170,000 as a result of dividends on common and preferred stock of $37,603,000 exceeding net income for financial reporting purposes of $20,433,000. See Note 14 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.)

     Net income available to common stockholders for the three and nine months ended September 30, 2007 was $7,058,000 ($.30 per basic and diluted share) and $18,465,000 ($.78 per basic and diluted share) compared to $5,264,000 ($.24 per basic and $.23 per diluted share) and $15,689,000 ($.71 per basic and $.70 per diluted share) for the three and nine months ended September 30, 2006.
     PNOI for the three months increased by $4,427,000, or 18.3%. The increase was primarily attributable to $1,517,000 from newly developed properties, $1,395,000 from 2006 and 2007 acquisitions and $1,547,000 from same property growth. Included in same property growth was $.04 per share in termination fees for the third quarter of 2007 mainly from one tenant's early termination (this space has already been re-leased), compared to $.01 per share in the same quarter of 2006. Without termination fees, the increase in PNOI for the third quarter would have been $3,631,000.
     PNOI for the nine months increased by $10,421,000, or 14.7%. The increase was primarily attributable to $3,954,000 from newly developed properties, $3,409,000 from 2006 and 2007 acquisitions and $3,165,000 from same property growth. Included in same property growth was $.04 per share in termination fees for the nine months in 2007 mainly from one tenant's early termination (this space has already been re-leased), compared to $.02 per share in the same period of 2006. Without termination fees for the nine months, the increase in PNOI would have been $9,809,000.
     Expense to revenue ratios were about the same for both comparative periods. The Company's percentages leased and occupied were 97.0% and 95.7%, respectively, at September 30, 2007 compared to 96.3% and 95.6%, respectively, at September 30, 2006. The increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.

The following table presents the components of interest expense for the three and nine months ended September 30, 2007 and 2006:

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
                                                                 -------------------------------------------------------------------
                                                                                         Increase                          Increase
                                                                    2007       2006     (Decrease)    2007       2006     (Decrease)
                                                                 -------------------------------------------------------------------
                                                                              (In thousands, except rates of interest)
Average bank borrowings.....................................     $ 108,221    107,145       1,076     94,893    116,352    (21,459)
Weighted average variable interest rates....................         6.48%      6.47%                  6.48%      6.04%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)...     $   1,767      1,747          20      4,602      5,256       (654)
Amortization of bank loan costs.............................            88         88           -        266        266          -
                                                                 -------------------------------------------------------------------
Total variable rate interest expense........................         1,855      1,835          20      4,868      5,522       (654)
                                                                 -------------------------------------------------------------------

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)......         6,661      5,484       1,177     19,312     16,277      3,035
Amortization of mortgage loan costs.........................           142        115          27        407        343         64
                                                                 -------------------------------------------------------------------
Total fixed rate interest expense...........................         6,803      5,599       1,204     19,719     16,620      3,099
                                                                 -------------------------------------------------------------------

Total interest..............................................         8,658      7,434       1,224     24,587     22,142      2,445
Less capitalized interest...................................        (1,572)    (1,120)       (452)    (4,425)    (3,096)    (1,329)
                                                                 -------------------------------------------------------------------

TOTAL INTEREST EXPENSE......................................     $   7,086      6,314         772     20,162     19,046      1,116
                                                                 ===================================================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in the first nine months of 2007 were higher than in 2006; however, average bank borrowings were significantly lower, thereby reducing variable rate interest expense.
     The increase in mortgage interest expense in 2007 was primarily due to the new mortgages detailed in the table below.

     NEW MORTGAGES IN 2006 AND 2007                             INTEREST RATE        DATE              AMOUNT
     -------------------------------------------------------------------------------------------------------------
     Huntwood and Wiegman Distribution Centers..............        5.680%         08/08/06        $  38,000,000
     Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
       Santan 10 and World Houston 16.......................        5.970%         10/17/06           78,000,000
     Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
       Ethan Allen, Northpark I-IV, South 55th Avenue,
       East University I & II and Santan 10 II..............        5.570%         08/08/07           75,000,000
                                                                -------------                    -----------------
       Weighted Average/Total Amount........................        5.755%                         $ 191,000,000
                                                                =============                    =================

     These increases were offset by regularly scheduled principal payments and the repayments of five mortgages in 2006 and 2007 as shown in the following table:

                                                               INTEREST          DATE             PAYOFF
     MORTGAGE LOANS REPAID IN 2006 AND 2007                      RATE           REPAID            AMOUNT
     -------------------------------------------------------------------------------------------------------
     Huntwood Distribution Center.........................      7.990%         08/08/06        $ 10,557,000
     Wiegman Distribution Center..........................      7.990%         08/08/06           4,872,000
     Arion Business Park..................................      4.450%         10/16/06          20,500,000
     World Houston 1 & 2..................................      7.770%         04/12/07           4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen....................................      8.060%         05/25/07          10,197,000
                                                             -----------                      --------------
       Weighted Average/Total Amount......................      6.539%                         $ 50,149,000
                                                             ===========                      ==============

     Depreciation and amortization for continuing operations increased $1,804,000 and $4,485,000 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This increase was primarily due to properties acquired and transferred from development during 2006 and 2007.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $263,000 and $670,000 for the three and nine months ended September 30, 2007, respectively, compared to $79,000 and $783,000 in the same periods of 2006.

Capital Expenditures

     Capital expenditures for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                      Estimated   --------------------------------------------------
                                                     Useful Life    2007          2006          2007         2006
                                                     ----------------------------------------------------------------
                                                                                     (In thousands)
        Upgrade on Acquisitions.................       40 yrs      $    32           231            91          339
        Tenant Improvements:
          New Tenants...........................     Lease Life      1,529         1,353         4,843        5,214
          New Tenants (first generation) (1)....     Lease Life         29           396           404          676
          Renewal Tenants.......................     Lease Life        793           130         1,623          523
        Other:
          Building Improvements.................      5-40 yrs         423           441         1,181        1,297
          Roofs.................................      5-15 yrs         485           682         1,446        1,169
          Parking Lots..........................      3-5 yrs          141           204           552          299
          Other.................................       5 yrs            44            83            96          128
                                                                   --------------------------------------------------
              Total capital expenditures........                   $ 3,476         3,520        10,236        9,645
                                                                   ==================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
                                                       Estimated   --------------------------------------------------
                                                      Useful Life    2007          2006          2007         2006
                                                      ---------------------------------------------------------------
                                                                                     (In thousands)
        Development.............................      Lease Life   $   827           771         2,457        1,530
        New Tenants.............................      Lease Life       500           583         1,924        1,953
        New Tenants (first generation) (1)......      Lease Life        39            37           204          112
        Renewal Tenants.........................      Lease Life       611           420         1,509        1,362
                                                                   --------------------------------------------------
              Total capitalized leasing costs...                   $ 1,977         1,811         6,094        4,957
                                                                   ==================================================

        Amortization of leasing costs (2).......                   $ 1,469         1,150         3,848        3,212
                                                                   ==================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the properties sold or held for sale during the three and nine months ended September 30, 2007 and 2006. There were no sales of properties during the first nine months of 2007; however, the Company recognized deferred gains of $323,000 from previous sales.

                                                                           Three Months Ended    Nine Months Ended
                                                                             September 30,         September 30,
                                                                          -----------------------------------------
Discontinued Operations                                                     2007       2006      2007       2006
-------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Income from real estate operations...................................     $    97       494        308       2,008
Operating expenses from real estate operations.......................         (25)     (138)       (71)       (600)
                                                                          -----------------------------------------
  Property net operating income from discontinued operations.........          72       356        237       1,408

Depreciation and amortization........................................         (41)     (163)      (150)       (674)
                                                                          -----------------------------------------

Income from real estate operations...................................          31       193         87         734
  Gain on sale of real estate investments............................         309         7        323       1,091
                                                                          -----------------------------------------

Income from discontinued operations..................................     $   340       200        410       1,825
                                                                          =========================================

     A summary of gains on sale of real estate investments for the nine months ended September 30, 2006 follows:

                                                                            Date           Net                 Deferred   Recognized
     Real Estate Properties                Location           Size          Sold       Sales Price     Basis     Gain        Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)
2006
Madisonville land...................    Madisonville, KY     1.2 Acres     01/05/06     $     804         27        168        609
Senator I & II/Southeast Crossing...    Memphis, TN         534,000 SF     03/09/06        14,870     14,466          -        404
Dallas land.........................    Dallas, TX            0.1 Acre     03/16/06            66         13          -         53
Lamar Distribution Center I.........    Memphis, TN         125,000 SF     06/30/06         2,979      2,951         18         10
Deferred gain recognized from
    previous sale...................                                                                                            15
                                                                                        --------------------------------------------
                                                                                        $  18,719     17,457        186      1,091
                                                                                        ============================================

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2003 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 had an immaterial impact on the Company's overall financial position or results of operations during the first nine months of 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS No. 123R. Also, as required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The Company expects that the adoption of Statement 157 in 2008 will have little or no impact on its overall financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $67,187,000 for the nine months ended September 30, 2007. The primary other sources of cash were from bank borrowings and mortgage note proceeds. The Company distributed $35,471,000 in common and $1,968,000 in preferred stock dividends during the nine months ended September 30, 2007. Other primary uses of cash were for bank debt repayments, construction and development of properties, purchases of real estate, mortgage note repayments and capital improvements at various properties.
     Total debt at September 30, 2007 and December 31, 2006 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at September 30, 2007 and December 31, 2006.

                                                            September 30, 2007    December 31, 2006
                                                           -----------------------------------------
                                                                        (In thousands)
        Mortgage notes payable - fixed rate.........        $        468,908              417,440
        Bank notes payable - floating rate..........                  94,652               29,066
                                                           -----------------------------------------
           Total debt...............................        $        563,560              446,506
                                                           =========================================

     The Company has a three-year, $175 million unsecured revolving credit facility with a group of nine banks that matures in January 2008. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to debt-to-total asset value ratios (as defined in the credit agreement), with an annual facility fee of 20 basis points. EastGroup's current interest rate under this facility is LIBOR plus 95 basis points, except that it may be lower based upon the competitive bid option in the note. The line of credit can be expanded by $100 million and has a one-year extension at EastGroup's option. At September 30, 2007, the weighted average interest rate was 5.86% on a balance of $90,700,000. The interest rate on each tranche is currently reset on a monthly basis. At November 7, 2007, the balance on this line was comprised of one tranche of $47 million at 5.71%, and $43.7 million in competitive bid loans at a weighted average rate of 5.26%.
     The Company has a one-year $20 million unsecured revolving credit facility with PNC Bank, N.A. that matures on November 28, 2007. This credit facility is customarily used for working capital needs. The interest rate on the facility is based on LIBOR and varies according to debt-to-total asset value ratios (as defined in the credit agreement); it is currently LIBOR plus 110 basis points. At September 30, 2007, the interest rate was 6.22% on $3,952,000.
     The Company is currently negotiating the terms to replace the existing credit facilities mentioned above.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, nonrecourse first mortgage debt to replace the short-term bank borrowings.
     On August 8, 2007, the Company closed on a $75 million, nonrecourse first mortgage loan secured by properties containing 1,448,000 square feet. The loan has a fixed interest rate of 5.57%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     During the fourth quarter, the Company expects to receive a condemnation award, primarily compensation for land in Arion Business Park, of approximately $3,050,000 with a gain of approximately $2,584,000.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2006 did not materially change during the nine months ended September 30, 2007, except for the increase in bank borrowings and mortgage notes payable discussed above and the purchase of the properties in Charlotte that were under contract at year end. In addition, in late March, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20 million, and construction began in June 2007 with occupancy projected in the second quarter of 2008. In connection with this build-to-suit development, EastGroup entered into contracts with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida, for approximately $9 million. These acquisitions are expected to close in mid-2008, in line with completion of the build-to-suit development.

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

                                      Oct-Dec
                                        2007       2008      2009      2010      2011      Thereafter       Total      Fair Value
                                      --------------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...  $ 3,539     15,098    45,411    14,062    80,426       310,372      468,908      467,391(2)
Weighted average interest rate......    6.18%      6.17%     6.57%     5.95%     7.00%         5.74%        6.06%
Variable rate debt (in thousands)...  $ 3,952     90,700         -         -         -             -       94,652       94,652
Weighted average interest rate......    6.22%      5.86%         -         -         -             -        5.88%

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

     As the table above incorporates only those exposures that existed as of September 30, 2007, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during subsequent periods. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 59 basis points, interest expense and cash flows would increase or decrease by approximately $557,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,710,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                            Current          Maturity                                          Fair Value         Fair Value
      Type of Hedge     Notional Amount        Date         Reference Rate     Fixed Rate      at 9/30/07        at 12/31/06
      ------------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                                (In thousands)
           Swap             $9,710           12/31/10       1 month LIBOR        4.03%            $146               $314

FORWARD-LOOKING STATEMENTS

     The Company's assumptions and financial projections in this report are based upon "forward-looking" information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; the availability of financing; natural disasters, terrorism, riots and acts of war and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule or that development or operating costs may be greater than anticipated. Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 4.  CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 7, 2007

                              EASTGROUP PROPERTIES, INC.

                              By:  /s/ BRUCE CORKERN
                                  --------------------------
                              Bruce Corkern, CPA
                              Senior Vice President, Controller and
                              Chief Accounting Officer


                              By:  /s/ N. KEITH MCKEY
                                  --------------------------
                              N. Keith McKey, CPA
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary