Form 10-K
period 2007-12-31
EASTGROUP PROPERTIES INC
filed 2008-02-28
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007       COMMISSION FILE NUMBER 1-07094

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

   Large Accelerated Filer (x) Accelerated Filer () Non-accelerated Filer ()
                          Smaller Reporting Compnay ()

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $1,005,373,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 27, 2008 was 23,804,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Administration
     EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi. The Company also has regional offices in Phoenix, Orlando and Houston and opened a management office in San Antonio in 2008. The Company also has property management offices in Jacksonville, Tampa and Fort Lauderdale. Offices at these locations allow the Company to directly manage all of its Florida, Houston, San Antonio, Arizona and Mississippi properties, which together account for 62% of the Company's total portfolio on a square foot basis. In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio. The regional offices in Arizona, Florida and Texas also provide development capability and oversight in those states. As of February 27, 2008, EastGroup had 63 full-time employees and one part-time employee.

Operations
     EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States with an emphasis in the states of Florida, Texas, Arizona and California. The Company's goal is to maximize shareholder value by being the leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. EastGroup's strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets. Over 99% of the Company's revenue is generated from renting real estate.
     During 2007, EastGroup expanded its investments through its development and acquisition programs. The Company purchased seven operating properties (1,079,000 square feet in 15 buildings), one property for redevelopment (68,000 square feet) and 102 acres of developable land for a combined cost of $73.1 million. Also during 2007, EastGroup transferred 14 properties (959,000 square feet) with aggregate costs of $69.8 million at the date of transfer from development to real estate properties.
     EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans secured by real property. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.
     EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions require. In addition, the Company may provide financing to a partner or co-owner in connection with an acquisition of real estate in certain situations.
     Subject to the requirements necessary to maintain our qualifications as a REIT, EastGroup may acquire securities of entities engaged in real estate activities or securitites of other issuers, including for the purpose of exercising control over those entities.
     The Company intends to continue to qualify as a REIT under the Code. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its shareholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.
     EastGroup has no present intention of acting as an underwriter of offerings of securities of other issuers. The strategies and policies set forth above were determined and are subject to review by EastGroup's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its stockholders, which contain financial statements audited by the Company's independent registered public accounting firm.

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

     We are subject to significant regulation that inhibits our activities. Local zoning and land use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

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

     We face risks associated with our property development. We intend to continue to develop properties where market conditions warrant such investment. Once made, our investments may not produce results in accordance with our expectations. Risks associated with our current and future development and construction activities include:

     o    the availability of favorable financing alternatives;
     o the risk that we may not be able to obtain land on which to develop or that due to the increased cost of land, our activities may not be as profitable, especially in certain land constrained areas;
     o construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;
     o construction and lease-up delays resulting in increased debt service, fixed expenses and construction costs;
     o expenditure of funds and devotion of management's time to projects that we do not complete;
     o occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and
     o    complications   (including   building   moratoriums   and  anti-growth
          legislation) in obtaining necessary zoning, occupancy and other governmental permits.

     We face risks associated with property acquisitions. We acquire individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:

     o when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;
     o    acquired properties may fail to perform as expected;
     o the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;
     o acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;
     o we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and
     o we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the transferor with respect to unknown liabilities. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

     Coverage under our existing insurance policies may be inadequate to cover losses. We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets as appropriate for the markets where each of our properties and business operations are located. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, including losses due to floods, wind, earthquakes, acts of war, acts of terrorism or riots. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

     We face risks due to lack of geographic and real estate sector diversity. Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona and California. A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us. Our investments in real estate assets are primarily concentrated in the industrial distribution sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

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

     Covenants in our credit agreements could limit our flexibilty and adversely affect our financial condistion. The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operatins, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

     Fluctuations in interest rates may adversely affect our operations and value of our stock. As of December 31, 2007, we had approximately $135 million of variable interest rate debt. As of December 31, 2007, the weighted average interest rate on our variable rate debt was 5.65%. We may also incur indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates. Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

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

     The Company faces risks in attracting and retaining key personnel. Many of our senior executives have strong industry reputations, which aid us in identifying acquisition and development opportunities and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could affect our operations because of diminished relationships with existing and prospective tenants, property sellers and industry personnel. In addition, attracting new or replacement personnel may be difficult in a competitive market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.  PROPERTIES.

     EastGroup owned 202 industrial properties and one office building at December 31, 2007. These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona and California, the majority of which are clustered around major transportation features in supply constrained submarkets. The Company has developed approximately 32% of its total portfolio, including real estate properties and development properties in lease-up and under construction. The Company's focus is the ownership of business distribution space (78% of the total portfolio) with the remainder in bulk distribution space (17%) and business service space (5%). Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet. See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company's properties.
     At December 31, 2007, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

Shares of Common Stock Market Prices and Dividends

                                   Calendar 2007                             Calendar 2006
        ---------------------------------------------------------------------------------------------------
           Quarter        High         Low       Distributions        High         Low       Distributions
        ---------------------------------------------------------------------------------------------------
         First          $ 57.55       50.27         $   .50         $ 48.60       44.12         $  .49
         Second           52.00       43.24             .50           47.50       42.54            .49
         Third            46.28       38.49             .50           51.29       45.23            .49
         Fourth           48.86       40.44             .50           56.50       48.95            .49
                                                 -------------                               --------------
                                                    $  2.00                                     $ 1.96
                                                 =============                               ==============

     As of February 27, 2008, there were 833 holders of record of the Company's 23,804,206 outstanding shares of common stock. The Company distributed all of its 2007 and 2006 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2007 and 2006.

Federal Income Tax Treatment of Share Distributions

                                                                             Years Ended December 31,
                                                                            --------------------------
                                                                             2007                2006
                                                                            --------------------------
        Common Share Distributions:
           Ordinary Income......................................            $   1.7449         1.3660
           Return of capital....................................                 .1273              -
           Unrecaptured Section 1250 long-term capital gain.....                 .0236          .4160
           Other long-term capital gain.........................                 .1042          .1780
                                                                            --------------------------
        Total Common Distributions..............................            $   2.0000         1.9600
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                 Total Number       Average         Total Number of Share             Maximum Number of Shares
                                  of Shares       Price Paid     Purchased as Part of Publicly        That May Yet Be Purchased
             Period               Purchased        Per Share      Announced Plans or Programs        Under the Plans or Programs
     ----------------------------------------------------------------------------------------------------------------------------
     10/01/07 thru 10/31/07          -                  -                      -                              672,300
     11/01/07 thru 11/30/07          -                  -                      -                              672,300
     12/01/07 thru 12/31/07        5,070 (1)        $ 41.85                    -                              672,300 (2)
                                 ------------------------------------------------------------
     Total                         5,070            $ 41.85                    -
                                 ============================================================

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

Performance Graph

     The following graph compares, over the five years ended December 31, 2007, the cumulative total shareholder return on EastGroup's Common Stock with the cumulative total return of the Standard & Poor's 500 Index (S&P 500) and the Equity REIT index prepared by the National Association of Real Estate Investment Trusts (NAREIT Equity).
     The performance graph and related information shall not be deemed "soliciting material" or be deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.


                                [GRAPHIC OMITTED]

                                                          Fiscal years ended December 31,
                                  -----------------------------------------------------------------------------
                                     2002          2003          2004          2005         2006          2007
                                  -----------------------------------------------------------------------------
           EastGroup              $ 100.00        135.83        169.73        209.43       258.42        211.03
           NAREIT Equity            100.00        137.13        180.44        202.38       273.33        230.44
           S&P 500                  100.00        126.38        137.74        141.87       161.19        166.88

     The information above assumes that the value of the investment in shares of EastGroup's Common Stock and each index was $100 on December 31, 2002, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                        Years Ended December 31,
                                                                    ----------------------------------------------------------------
                                                                        2007         2006          2005         2004        2003
                                                                    ----------------------------------------------------------------
                                                                                 (In thousands, except per share data)
OPERATING DATA
Revenues
  Income from real estate operations..............................  $  150,638      132,963       120,601      109,119      102,105
  Other income....................................................          92          182           413          356          151
                                                                    ----------------------------------------------------------------
                                                                       150,730      133,145       121,014      109,475      102,256
                                                                    ----------------------------------------------------------------
Expenses
  Expenses from real estate operations............................      41,118       37,218        34,377       30,686       30,100
  Depreciation and amortization...................................      47,908       41,377        37,726       31,302       30,280
  General and administrative......................................       8,295        7,401         6,874        6,711        4,966
                                                                    ----------------------------------------------------------------
                                                                        97,321       85,996        78,977       68,699       65,346
                                                                    ----------------------------------------------------------------

Operating Income                                                        53,409       47,149        42,037       40,776       36,910

Other Income (Expense)
  Equity in earnings of unconsolidated investment.................         285          287           450           69            -
  Gain on sales of land...........................................       2,602          123             -            -            -
  Gain on securities..............................................           -            -             -            -          421
  Interest income.................................................         306          142           247          121           22
  Interest expense................................................     (27,314)     (24,616)      (23,444)     (20,349)     (18,878)
  Minority interest in joint ventures.............................        (609)        (600)         (484)        (490)        (416)
                                                                    ----------------------------------------------------------------
Income from Continuing Operations                                       28,679       22,485        18,806       20,127       18,059

Discontinued operations
  Income from real estate operations..............................          95        1,022         2,221        1,750        2,274
  Gain on sales of real estate investments........................         960        5,727         1,164        1,450          112
                                                                    ----------------------------------------------------------------
Income from discontinued operations...............................       1,055        6,749         3,385        3,200        2,386
                                                                    ----------------------------------------------------------------

Net income .......................................................      29,734       29,234        22,191       23,327       20,445
  Preferred dividends-Series A....................................           -            -             -            -        2,016
  Preferred dividends-Series B....................................           -            -             -            -        2,598
  Preferred dividends-Series D....................................       2,624        2,624         2,624        2,624        1,305
  Costs on redemption of Series A preferred.......................           -            -             -            -        1,778
                                                                    ----------------------------------------------------------------
Net income available to common stockholders.......................  $   27,110       26,610        19,567       20,703       12,748
                                                                    ================================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations...............................  $     1.11          .89           .75          .84          .58
  Income from discontinued operations.............................         .04          .30           .16          .16          .14
                                                                    ----------------------------------------------------------------
  Net income available to common stockholders.....................  $     1.15         1.19           .91         1.00          .72
                                                                    ================================================================

  Weighted average shares outstanding.............................      23,562       22,372        21,567       20,771       17,819
                                                                    ================================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations...............................  $     1.10          .87           .74          .83          .57
  Income from discontinued operations.............................         .04          .30           .15          .15          .13
                                                                    ----------------------------------------------------------------
  Net income available to common stockholders.....................  $     1.14         1.17           .89          .98          .70
                                                                    ================================================================

  Weighted average shares outstanding.............................      23,781       22,692        21,892       21,088       18,194
                                                                    ================================================================

OTHER PER SHARE DATA
  Book value (at end of year).....................................  $    15.51        16.28         15.06        15.14        16.01
  Common distributions declared...................................        2.00         1.96          1.94         1.92         1.90
  Common distributions paid.......................................        2.00         1.96          1.94         1.92         1.90

BALANCE SHEET DATA (AT END OF YEAR)
  Real estate investments, at cost ...............................  $1,270,559    1,091,491     1,024,459      904,312      842,577
  Real estate investments, net of accumulated depreciation........   1,001,427      860,385       818,032      729,250      695,643
  Total assets....................................................   1,055,833      911,787       863,538      768,664      729,267
  Mortgage and bank loans payable.................................     600,804      446,506       463,725      390,105      338,272
  Total liabilities...............................................     651,136      490,842       496,972      414,974      360,518
  Minority interest in joint ventures.............................       2,312        2,148         1,702        1,884        1,804
  Total stockholders' equity......................................     402,385      418,797       364,864      351,806      366,945

                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The  Company's  primary  revenue  is rental  income;  as such,  EastGroup's greatest challenge is leasing space. During 2007, leases on 4,990,000 square feet (21.1%) of EastGroup's total square footage of 23,694,000 expired, and the Company was successful in renewing or re-leasing 85% of that total. In addition, EastGroup leased 861,000 square feet of other vacant space during the year. During 2007, average rental rates on new and renewal leases increased by 12.4%.
     EastGroup's total leased percentage was 96.0% at December 31, 2007 compared to 96.6% at December 31, 2006. Leases scheduled to expire in 2008 were 15.3% of the portfolio on a square foot basis at December 31, 2007, and this figure was reduced to 13.0% as of February 27, 2008. Property net operating income (PNOI) from same properties increased 3.6% for 2007 as compared to 2006. The fourth quarter of 2007 was EastGroup's eighteenth consecutive quarter of same property PNOI growth.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2007, EastGroup purchased seven operating properties (1,079,000 square feet in 15 buildings), one property for redevelopment (68,000 square feet) and 102 acres of developable land for a total cost of $73.1 million. Two of the properties are in Charlotte, North Carolina, a new market for EastGroup in late 2006; the Company now owns almost one million square feet in Charlotte. One of the properties is in San Antonio, Texas, a new market for EastGroup in 2004. The Company now has approximately 1.7 million square feet in this market, including properties under development. The other four operating properties are located in Tucson, Arizona; City of Industry (Los Angeles), California; Dallas, Texas; and Denver, Colorado. The third new market for EastGroup in the last few years is Fort Myers, Florida, where the Company completed the construction of two buildings during the year and currently has one building under construction. Construction on the Denver, Colorado property purchased for redevelopment was completed in November 2007.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During 2007, the Company transferred 14 properties (959,000 square feet) with aggregate costs of $69.8 million at the date of transfer from development to real estate properties. These properties, twelve of which are 100% leased, are located in Chandler, Arizona; Orlando, Tampa and Fort Myers, Florida; Houston and San Antonio, Texas; and Santa Barbara, California. During the second quarter of 2007, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20.4 million; construction began in June 2007 with occupancy projected in the second quarter of 2008.
     During 2007, the Company primarily funded its acquisition and development programs through a $175 million line of credit. In January 2008, the Company replaced its previous credit facility with a four-year, $200 million unsecured revolving credit facility as discussed in Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     On August 8, 2007, the Company closed on a $75 million, non-recourse first mortgage loan secured by properties containing 1,448,000 square feet. The loan has a fixed interest rate of 5.57%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     During 2007, the Company sold one property in Memphis and recognized a gain of $603,000. In addition, the Company recognized deferred gains of $387,000 from previous sales. Also, during the fourth quarter of 2007, the Company received proceeds of $3,050,000 for the sale of land in lieu of condemnation at Arion Business Park and recognized a gain of $2,572,000. In addition, the Company received escrow interest income of $167,000 from the transaction.
     Tower Automotive, Inc. (Tower) filed for Chapter 11 reorganization in early 2005. Tower leases 210,000 square feet from EastGroup under a lease expiring in December 2010 and has been current with their lease payments since declaring bankruptcy. In July 2007, the Bankruptcy Court approved the affirmation of Tower's lease with EastGroup. On July 31, 2007, Tower announced that it had completed the sale of substantially all of its assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. The sale concluded Tower's restructuring process and finalized its emergence from Chapter 11.
     EastGroup has one reportable segment - industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is an appropriate measure of performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents the three fiscal years reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                       Years Ended December 31,
                                                                                --------------------------------------
                                                                                   2007          2006          2005
                                                                                --------------------------------------
                                                                                (In thousands, except per share data)
Income from real estate operations............................................  $ 150,638       132,963       120,601
Expenses from real estate operations..........................................    (41,118)      (37,218)      (34,377)
                                                                                --------------------------------------
PROPERTY NET OPERATING INCOME.................................................    109,520        95,745        86,224

Equity in earnings of unconsolidated investment (before depreciation).........        417           419           582
Income from discontinued operations (before depreciation and amortization)....        245         1,862         3,801
Interest income...............................................................        306           142           247
Other income..................................................................         92           182           413
Interest expense..............................................................    (27,314)      (24,616)      (23,444)
General and administrative expense............................................     (8,295)       (7,401)       (6,874)
Minority interest in earnings (before depreciation and amortization)..........       (783)         (751)         (625)
Gain on sales of land.........................................................      2,602           791            33
Dividends on Series D preferred shares........................................     (2,624)       (2,624)       (2,624)
                                                                                --------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................     74,166        63,749        57,733
Depreciation and amortization from continuing operations......................    (47,908)      (41,377)      (37,726)
Depreciation and amortization from discontinued operations....................       (150)         (840)       (1,580)
Depreciation from unconsolidated investment...................................       (132)         (132)         (132)
Minority interest depreciation and amortization...............................        174           151           141
Gain on sales of depreciable real estate investments..........................        960         5,059         1,131
                                                                                --------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................     27,110        26,610        19,567
Dividends on preferred shares.................................................      2,624         2,624         2,624
                                                                                --------------------------------------

NET INCOME....................................................................  $  29,734        29,234        22,191
                                                                                ======================================

Net income available to common stockholders per diluted share.................  $    1.14          1.17           .89
Funds from operations available to common stockholders per diluted share......       3.12          2.81          2.64
Diluted shares for earnings per share and funds from operations...............     23,781        22,692        21,892

                                       12

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the fourth quarter of 2007 was $.86 per share compared with $.72 per share for the same period of 2006, an increase of 19.4% per share. PNOI increased 13.6% due to additional PNOI of $1,568,000 from newly developed properties, $1,404,000 from 2006 and 2007 acquisitions and $352,000 from same property growth. A gain on the sale of land in lieu of condemnation at Arion Business Park was recorded during the quarter, increasing FFO by $2,572,000. Excluding gain on land sales of $2,579,000 in the fourth quarter of 2007 and $129,000 in the same quarter of 2006, FFO per share increased 7.0% in the fourth quarter of 2007 compared to the previous year's quarter. The fourth quarter of 2007 was the fourteenth consecutive quarter of increased FFO as compared to the previous year's quarter.

     For the year 2007, FFO was $3.12 per share compared with $2.81 per share for 2006, an increase of 11.0% per share. PNOI increased 14.4% due to additional PNOI of $5,671,000 from newly developed properties, $4,813,000 from 2006 and 2007 acquisitions and $3,368,000 from same property growth. The Company recognized gain on land sales of $2,602,000 in 2007 compared to $791,000 in 2006. In addition, $1,149,000 in lease termination fees were recognized in 2007 compared to $410,000 in 2006. Without termination fees and gain on land sales for both years, the increase in FFO per share would have been 7.2%.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 1.4% for the fourth quarter. The fourth quarter of 2007 was the eighteenth consecutive quarter of improved same property operations. For the year 2007, PNOI from same properties increased 3.6%.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at December 31, 2007 was 95.4%. Occupancy has ranged from 91.2% to 96.1% for 16 consecutive quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (4.2% of total square footage) averaged 17.3% for the fourth quarter of 2007. For the year, rental rate increases on new and renewal leases (21.5% of total square footage) averaged 12.4%.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2007, 2006 and 2005 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION
     EastGroup's assets were $1,055,833,000 at December 31, 2007, an increase of $144,046,000 from December 31, 2006. Liabilities increased $160,294,000 to
$651,136,000  and  stockholders'  equity  decreased  $16,412,000 to $402,385,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $141,056,000 during the year ended December 31, 2007, primarily due to the purchase of seven properties and the transfer of fourteen properties from development, as detailed below.

                                                                                               Date
        Real Estate Properties Acquired in 2007        Location                 Size         Acquired             Cost (1)
        --------------------------------------------------------------------------------------------------------------------
                                                                           (Square feet)                     (In thousands)
        Westinghouse and Lindbergh I & II......      Charlotte, NC             181,000       01/09/07        $       8,939
        North Stemmons III.....................      Dallas, TX                 60,000       01/30/07                2,446
        Fairgrounds Business Park..............      San Antonio, TX           231,000       03/02/07                9,853
        Nations Ford Distribution Center.......      Charlotte, NC             456,000       03/08/07               20,096
        Country Club Commerce Center II........      Tucson, AZ                 45,000       05/15/07                3,796
        Industry Distribution Center III.......      City of Industry, CA       28,000       06/29/07                3,012
        Concord Distribution Center............      Denver, CO                 78,000       12/17/07                5,810
                                                                           -------------                    ----------------
             Total Acquisitions................                              1,079,000                       $      53,952
                                                                           =============                    ================

(1) Total cost of the properties acquired was $57,246,000, of which $53,952,000 was allocated to real estate properties as indicated above. Intangibles associated with the purchases of real estate were allocated as follows:
     $3,661,000 to in-place lease intangibles and $246,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $613,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

        Real Estate Properties Transferred from                                                 Date
                  Development in 2007                  Location               Size          Transferred      Cost at Transfer
        ---------------------------------------------------------------------------------------------------------------------
                                                                         (Square feet)                        (In thousands)
        Santan 10 II............................     Chandler, AZ              85,000         01/01/07        $       5,501
        Oak Creek III...........................     Tampa, FL                 61,000         03/23/07                3,578
        Southridge VI...........................     Orlando, FL               81,000         04/01/07                5,294
        Arion 16................................     San Antonio, TX           64,000         04/20/07                3,795
        Southridge III..........................     Orlando, FL               81,000         04/20/07                5,166
        Southridge II...........................     Orlando, FL               41,000         05/01/07                3,790
        World Houston 15........................     Houston, TX               63,000         05/01/07                4,802
        World Houston 23........................     Houston, TX              125,000         05/01/07                7,385
        Arion 17................................     San Antonio, TX           40,000         06/01/07                3,028
        Beltway Crossing II.....................     Houston, TX               50,000         09/01/07                2,986
        SunCoast II.............................     Fort Myers, FL            63,000         10/10/07                5,604
        Castilian Research Center...............     Santa Barbara, CA         37,000         10/15/07                8,847
        Oak Creek V.............................     Tampa, FL                100,000         11/01/07                5,396
        World Houston 22........................     Houston, TX               68,000         12/31/07                4,642
                                                                         -------------                        ---------------
              Total Developments Transferred....                              959,000                         $      69,814
                                                                         =============                        ===============

     The Company made capital improvements of $15,881,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $4,936,000 on development properties subsequent to transfer to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer. These additions were offset by the sale of one property, Delp Distribution Center I, with costs of $3,470,000.

Development
     The investment in development at December 31, 2007 was $152,963,000 compared to $114,986,000 at December 31, 2006. Total capital invested for development during 2007 was $112,960,000. The table below is net of $233,000 of land sold during the year. In addition to the costs incurred for the year as detailed in the development activity table, the Company incurred costs of $4,936,000 for improvements on developments during the 12-month period following transfer to real estate properties.

     In the first quarter of 2007, EastGroup acquired Centennial Park Distribution Center in Denver for $4,131,000. The building, which was built in 1990, contains 68,000 square feet and is located near Centennial Airport in southeast Denver. Redevelopment was completed in the fourth quarter of 2007. Costs associated with this acquisition are included in the development activity table.
     In addition, the Company executed a ten-year lease with United Stationers Supply Co. for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. The projected cost of this development is approximately $20.4 million; construction began in June 2007 with occupancy projected in the second quarter of 2008. As part of this transaction, EastGroup entered into contracts with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida, for approximately $9 million. These acquisitions are expected to close in mid-2008, in line with completion of the build-to-suit development.
     During 2007, EastGroup purchased 102 acres of developable land for approximately $11.7 million. Costs associated with these acquisitions are included in the development activity table. The Company transferred 14 developments to real estate properties during 2007 with a total investment of $69,814,000 as of the date of transfer.

                                                                                     Costs Incurred
                                                                      --------------------------------------------
                                                                         Costs            For the      Cumulative        Estimated
                                                                      Transferred       Year Ended        as of            Total
DEVELOPMENT                                                 Size       in 2007(1)        12/31/07       12/31/07         Costs (4)
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                         (In thousands)
LEASE-UP
  Beltway Crossing III & IV, Houston, TX..........        110,000     $      -             1,134           6,212             6,500
  Interstate Commons III, Phoenix, AZ.............         38,000            -             2,475           3,048             3,200
  Oak Creek A & B, Tampa, FL(2)...................         35,000            -             2,190           2,941             3,300
  Southridge VII, Orlando, FL.....................         92,000        3,312             2,774           6,086             6,700
  SunCoast I, Fort Myers, FL......................         63,000            -             2,449           5,076             5,500
  World Houston 24, Houston, TX...................         93,000            -             4,064           5,165             5,600
  World Houston 25, Houston, TX...................         66,000            -             2,549           3,194             3,700
  Centennial Park, Denver, CO.....................         68,000            -             4,747           4,747             4,900
  Beltway Crossing V, Houston, TX.................         83,000        1,077             2,669           3,746             5,000
  Wetmore II, Building A, San Antonio, TX.........         34,000          504             2,297           2,801             3,200
                                                      ------------------------------------------------------------------------------
Total Lease-up....................................        682,000        4,893            27,348          43,016            47,600
                                                      ------------------------------------------------------------------------------

UNDER CONSTRUCTION
  40th Avenue Distribution Center, Phoenix, AZ....         89,000            -             4,046           5,147             6,100
  Arion 18, San Antonio, TX.......................         20,000        1,236               719           1,955             2,500
  Wetmore II, Buildings B & C, San Antonio, TX....        124,000        1,269             5,111           6,380             7,600
  Oak Creek VI,  Tampa, FL........................         89,000        2,412             1,493           3,905             5,800
  Beltway Crossing VI, Houston, TX................        127,000        1,058             2,465           3,523             6,400
  Southridge VIII, Orlando, FL....................         91,000        2,407             1,633           4,040             6,700
  Wetmore II, Building D, San Antonio, TX.........        124,000        1,382             1,603           2,985             8,500
  Sky Harbor, Phoenix, AZ.........................        261,000        6,946             7,062          14,008            22,800
  Southridge XII, Orlando, FL.....................        404,000        4,089            11,011          15,100            20,400
  SunCoast III, Fort Myers, FL....................         93,000        4,175                 -           4,175             8,400
  Techway SW IV, Houston, TX......................         94,000        1,968                 -           1,968             5,800
  World Houston 27, Houston, TX...................         92,000        2,483                 -           2,483             5,500
                                                      ------------------------------------------------------------------------------
Total Under Construction..........................      1,608,000       29,425            35,143          65,669           106,500
                                                      ------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ.....................................              -       (6,946)              431               -                 -
  Tucson, AZ......................................        205,000            -             1,719           2,045            14,300
  Tampa, FL.......................................        335,000       (2,412)            2,332           4,577            20,100
  Orlando, FL.....................................        229,000       (9,808)            5,199           3,762            13,700
  West Palm Beach, FL.............................         20,000            -               126             811             2,300
  Fort Myers, FL..................................        659,000       (4,175)            4,326          12,819            48,100
  El Paso, TX.....................................        251,000            -                 -           2,444             9,600
  Houston, TX.....................................      1,306,000       (6,586)           11,628          14,549            77,000
  San Antonio, TX.................................        410,000       (4,391)            3,551           2,566            24,300
  Jackson, MS.....................................         28,000            -                 -             705             2,000
                                                      ------------------------------------------------------------------------------
Total Prospective Development.....................      3,443,000      (34,318)           29,312          44,278           211,400
                                                      ------------------------------------------------------------------------------
                                                        5,733,000     $      -            91,803         152,963           365,500
                                                      ==============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2007
  Santan 10 II, Chandler, AZ......................         85,000     $      -                 -           5,501
  Oak Creek III,  Tampa, FL.......................         61,000            -               119           3,578
  Southridge VI, Orlando, FL......................         81,000            -               323           5,294
  Arion 16, San Antonio, TX.......................         64,000            -             1,411           3,795
  Southridge III, Orlando, FL.....................         81,000            -               713           5,166
  Southridge II, Orlando, FL......................         41,000            -               244           3,790
  World Houston 15, Houston, TX...................         63,000            -               276           4,802
  World Houston 23, Houston, TX...................        125,000            -             2,888           7,385
  Arion 17, San Antonio, TX.......................         40,000            -                90           3,028
  Beltway Crossing II, Houston, TX................         50,000            -               911           2,986
  SunCoast II, Fort Myers, FL.....................         63,000            -             2,953           5,604
  Castilian Research Center, Santa Barbara, CA....         37,000            -             3,925           8,847
  Oak Creek V,  Tampa, FL.........................        100,000            -               563           5,396
  World Houston 22, Houston, TX...................         68,000            -             1,572           4,642
                                                      ------------------------------------------------------------
Total Transferred to Real Estate Properties.......        959,000     $      -            15,988          69,814  (3)
                                                      ============================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction (or subsequently to Lease-up) during the period.
(2) These buildings were developed for sale.
(3) Represents cumulative costs at the date of transfer.
(4) Included in these costs are development obligations of $31.9 million and tenant improvement obligations of $5.4 million on properties under development.

     Accumulated depreciation on real estate properties increased $38,026,000, primarily due to depreciation expense of $39,688,000 on real estate properties, offset by accumulated depreciation on properties sold of $1,102,000. The majority of this amount represents accumulated depreciation on Delp Distribution Center I, which was sold in 2007.
     A summary of Other Assets is presented in Note 5 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $47,920,000 during the year ended December 31, 2007. In August, the Company closed a new $75,000,000 first mortgage loan secured by properties containing 1,448,000 square feet. The loan has a fixed interest rate of 5.57%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings. This increase was offset by the repayment of two mortgage loans of $14,220,000, regularly scheduled principal payments of $12,743,000, and mortgage loan premium amortization of $117,000.
     Notes payable to banks increased $106,378,000 during 2007 as a result of advances of $332,544,000 exceeding repayments of $226,166,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 9 in the Notes to the Consolidated Financial Statements for a summary of Other Liabilities.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings were $20,445,000 during the year as a result of dividends on common and preferred stock of $50,179,000 exceeding net income for financial reporting purposes of $29,734,000. See Note 11 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS

2007 Compared to 2006

     Net income available to common stockholders for 2007 was $27,110,000 ($1.15 per basic share and $1.14 per diluted share) compared to $26,610,000 ($1.19 per basic share and $1.17 per diluted share) for 2006. Diluted earnings per share
(EPS) for 2007 included a $.15 per share gain on sales of real estate properties compared to a $.26 per share gain on sales of properties in 2006.
     PNOI increased by $13,775,000, or 14.4%, for 2007 compared to 2006, primarily due to increased average occupancy and rental rates, acquisitions and developments. Expense to revenue ratios were 27.3% in 2007 compared to 28.0% in 2006. The Company's percentage leased was 96.0% at December 31, 2007 compared to 96.6% at December 31, 2006. Occupancy at the end of 2007 was 95.4% compared to 95.9% at the end of 2006.
     The increase in PNOI was primarily attributable to additional PNOI of $5,671,000 from newly developed properties, $4,813,000 from 2006 and 2007 acquisitions and $3,368,000 from same property growth. Included in same property growth was $1,149,000 in lease termination fees for 2007 compared to $410,000 for 2006. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     During the fourth quarter of 2007, EastGroup recorded a gain on the sale of land in lieu of condemnation at Arion Business Park of $2,572,000. For the year, the Company recognized gain on land sales of $2,602,000 in 2007 compared to $791,000 in 2006.

     The following table presents the components of interest expense for 2007 and 2006:

                                                                                  Years Ended December 31,
                                                                                ----------------------------     Increase
                                                                                   2007             2006        (Decrease)
                                                                                ------------------------------------------
                                                                                 (In thousands, except rates of interest)
     Average bank borrowings.......................................             $  96,513           91,314          5,199
     Weighted average variable interest rates......................                 6.36%            6.12%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization).....                 6,139            5,584            555
     Amortization of bank loan costs...............................                   353              355             (2)
                                                                                ------------------------------------------
     Total variable rate interest expense..........................                 6,492            5,939            553
                                                                                ------------------------------------------

     FIXED RATE INTEREST EXPENSE
     Fixed rate interest (excluding loan cost amortization)........                26,350           22,549          3,801
     Amortization of mortgage loan costs...........................                   558              464             94
                                                                                ------------------------------------------
     Total fixed rate interest expense.............................                26,908           23,013          3,895
                                                                                ------------------------------------------

     Total interest................................................                33,400           28,952          4,448
     Less capitalized interest.....................................                (6,086)          (4,336)        (1,750)
                                                                                ------------------------------------------

     TOTAL INTEREST EXPENSE........................................             $  27,314           24,616          2,698
                                                                                ==========================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in 2007 were higher than in 2006. In recent years, the Company closed several new mortgages with ten-year terms at fixed rates and used the proceeds to reduce the Company's exposure to changes in variable bank rates. A summary of the Company's weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

                                                         WEIGHTED AVERAGE
     MORTGAGE DEBT AS OF:                                  INTEREST RATE
     -----------------------------------------------------------------------
     December 31, 2003.............................            6.92%
     December 31, 2004.............................            6.74%
     December 31, 2005.............................            6.31%
     December 31, 2006.............................            6.21%
     December 31, 2007.............................            6.06%

     The increase in mortgage interest expense in 2007 was primarily due to the new mortgages detailed in the table below.

     NEW MORTGAGES IN 2006 AND 2007                                INTEREST RATE         DATE             AMOUNT
     --------------------------------------------------------------------------------------------------------------
     Huntwood and Wiegman Distribution Centers.................        5.680%          08/08/06      $  38,000,000
     Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
      Santan 10 and World Houston 16...........................        5.970%          10/17/06         78,000,000
     Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
      Ethan Allen, Northpark I-IV, South 55th Avenue, East
      University I & II and Santan 10 II.......................        5.570%          08/08/07         75,000,000
                                                                   -------------                     --------------
       Weighted Average/Total Amount...........................        5.755%                        $ 191,000,000
                                                                   =============                     ==============

     Mortgage principal payments were $26,963,000 in 2007 and $45,071,000 in 2006. Included in these principal payments are repayments of two mortgages totaling $14,220,000 in 2007 and three mortgages totaling $35,929,000 in 2006. The details of these mortgages are shown in the following table:

                                                             INTEREST         DATE             PAYOFF
     MORTGAGE LOANS REPAID IN 2006 AND 2007                    RATE          REPAID            AMOUNT
     ------------------------------------------------------------------------------------------------------
     Huntwood Distribution Center.......................      7.990%        08/08/06      $    10,557,000
     Wiegman Distribution Center........................      7.990%        08/08/06            4,872,000
     Arion Business Park................................      4.450%        10/16/06           20,500,000
     World Houston 1 & 2................................      7.770%        04/12/07            4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen..................................      8.060%        05/25/07           10,197,000
                                                            ----------                    -----------------
       Weighted Average/Total Amount....................      6.539%                      $    50,149,000
                                                            ==========                    =================

     Depreciation and amortization for continuing operations increased $6,531,000 for 2007 compared to 2006. This increase was primarily due to properties acquired and transferred from development during 2006 and 2007. Property acquisitions and transferred developments were $127 million in 2007 and $58 million in 2006.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $839,000 in 2007 compared to $997,000 in 2006.

Capital Expenditures

     Capital expenditures for the years ended December 31, 2007 and 2006 were as follows:

                                                                         Years Ended December 31,
                                                         Estimated     ---------------------------
                                                        Useful Life      2007               2006
                                                      --------------------------------------------
                                                                              (In thousands)
        Upgrade on Acquisitions...................         40 yrs      $    141               351
        Tenant Improvements:
           New Tenants............................       Lease Life       7,326             7,240
           New Tenants (first generation) (1).....       Lease Life         495               688
           Renewal Tenants........................       Lease Life       1,963               731
        Other:
           Building Improvements..................        5-40 yrs        1,719             1,818
           Roofs..................................        5-15 yrs        3,273             1,803
           Parking Lots...........................         3-5 yrs          765               686
           Other..................................          5 yrs           199               153
                                                                       ---------------------------
              Total capital expenditures..........                     $ 15,881            13,470
                                                                       ===========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2007 and 2006 were as follows:

                                                                         Years Ended December 31,
                                                         Estimated     ---------------------------
                                                        Useful Life      2007               2006
                                                      --------------------------------------------
                                                                              (In thousands)
        Development...............................       Lease Life    $  3,108             2,110
        New Tenants...............................       Lease Life       2,805             2,557
        New Tenants (first generation) (1)........       Lease Life         212               112
        Renewal Tenants...........................       Lease Life       2,124             1,987
                                                                       ---------------------------
              Total capitalized leasing costs.....                     $  8,249             6,766
                                                                       ===========================

        Amortization of leasing costs (2).........                     $  5,339             4,304
                                                                       ===========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. During 2007, the Company sold one property and recognized a gain of $603,000. In addition, the Company recognized deferred gains of $357,000 from previous sales.
     During 2006, the Company sold certain real estate investments and recognized total gains from discontinued operations of $5,727,000. See Notes 1(f) and 2 in the Notes to the Consolidated Financial Statements for more information related to discontinued operations and gain on the sales of these properties. The following table presents the components of revenue and expense for the real estate investments sold during 2007 and 2006.

                                                                         Years Ended December 31,
                                                                       ----------------------------
  Discontinued Operations                                                2007               2006
  -------------------------------------------------------------------------------------------------
                                                                             (In thousands)
  Income from real estate operations..............................     $    331             2,634
  Expenses from real estate operations............................          (86)             (772)
                                                                       ----------------------------
    Property net operating income from discontinued operations....          245             1,862

  Depreciation and amortization...................................         (150)             (840)
                                                                       ----------------------------

  Income from real estate operations..............................           95             1,022
    Gain on sales of real estate investments......................          960             5,727
                                                                       ----------------------------

  Income from discontinued operations.............................     $  1,055             6,749
                                                                       ============================

2006 Compared to 2005

     Net income available to common stockholders for 2006 was $26,610,000 ($1.19 per basic share and $1.17 per diluted share) compared to $19,567,000 ($.91 per basic share and $.89 per diluted share) for 2005. Diluted EPS for 2006 included a $.26 per share gain on sales of real estate properties compared to a $.05 per share gain on sales of properties in 2005.
     PNOI increased by $9,521,000 or 11.0% for 2006 compared to 2005, primarily due to increased average occupancy, acquisitions and developments. Expense to revenue ratios were 28.0% in 2006 compared to 28.5% in 2005. The Company's percentage leased was 96.6% at December 31, 2006 compared to 95.3% at December 31, 2005. Occupancy at the end of 2006 was 95.9% compared to 94.3% at the end of 2005.
     The increase in PNOI was primarily attributable to $3,740,000 from same property growth, $3,148,000 from newly developed properties and $2,455,000 from 2005 and 2006 acquisitions. These increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     The following table presents the components of interest expense for 2006 and 2005:

                                                                                 Years Ended December 31,
                                                                                --------------------------       Increase
                                                                                 2006               2005        (Decrease)
                                                                                ------------------------------------------
                                                                                 (In thousands, except rates of interest)

   Average bank borrowings........................................              $  91,314          100,504         (9,190)
   Weighted average variable interest rates.......................                  6.12%            4.53%

   VARIABLE RATE INTEREST EXPENSE
   Variable rate interest (excluding loan cost amortization)......                  5,584            4,555          1,029
   Amortization of bank loan costs................................                    355              357             (2)
                                                                                ------------------------------------------
   Total variable rate interest expense...........................                  5,939            4,912          1,027
                                                                                ------------------------------------------

   FIXED RATE INTEREST EXPENSE (1)
   Fixed rate interest (excluding loan cost amortization).........                 22,549           20,573          1,976
   Amortization of mortgage loan costs............................                    464              444             20
                                                                                ------------------------------------------
   Total fixed rate interest expense..............................                 23,013           21,017          1,996
                                                                                ------------------------------------------

   Total interest.................................................                 28,952           25,929          3,023
   Less capitalized interest......................................                 (4,336)          (2,485)        (1,851)
                                                                                ------------------------------------------

   TOTAL INTEREST EXPENSE.........................................              $  24,616           23,444          1,172
                                                                                ==========================================

(1) Does not include interest expense for discontinued operations. See Note 2 in the Notes to the Consolidated Financial Statements for this information.

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in 2006 were significantly higher than in 2005. The Company closed several new mortgages with ten-year terms at fixed rates and used the proceeds to reduce the Company's exposure to changes in variable bank rates. A summary of the Company's weighted average interest rates on mortgage debt for the past several years is presented below:

                                                         WEIGHTED AVERAGE
     MORTGAGE DEBT AS OF:                                  INTEREST RATE
     -------------------------------------------------------------------------
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

     NEW AND ASSUMED MORTGAGES IN 2005 AND 2006                        INTEREST RATE           DATE              AMOUNT
     ----------------------------------------------------------------------------------------------------------------------
     Arion Business Park (assumed)...............................           4.450%           01/21/05       $   21,060,000
     Interstate Distribution Center - Jacksonville (assumed).....           5.640%           03/31/05            4,997,000
     Country Club I, Lake Pointe, Techway Southwest II and
        World Houston 19 & 20....................................           4.980%           11/30/05           39,000,000
     Oak Creek Distribution Center IV (assumed)..................           5.680%           12/07/05            4,443,000
     Huntwood and Wiegman Distribution Centers...................           5.680%           08/08/06           38,000,000
     Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
        Santan 10 and World Houston 16...........................           5.970%           10/17/06           78,000,000
                                                                       -------------                        ---------------
       Weighted Average/Total Amount.............................           5.514%                          $  185,500,000
                                                                       =============                        ===============

     Mortgage principal payments were $45,071,000 in 2006 and $25,880,000 in 2005. Included in these principal payments are repayments of three mortgages totaling $35,929,000 in 2006 and five mortgages totaling $18,435,000 in 2005. The details of these mortgages are shown in the following table:

                                                             INTEREST          DATE             PAYOFF
     MORTGAGE LOANS REPAID IN 2005 AND 2006                    RATE           REPAID            AMOUNT
     ------------------------------------------------------------------------------------------------------
     Westport Commerce Center...........................      8.000%         03/31/05      $    2,371,000
     Lamar Distribution Center II.......................      6.900%         06/30/05           1,781,000
     Exchange Distribution Center I.....................      8.375%         07/01/05           1,762,000
     Lake Pointe Business Park..........................      8.125%         07/01/05           9,738,000
     JetPort Commerce Park..............................      8.125%         09/30/05           2,783,000
     Huntwood Distribution Center.......................      7.990%         08/08/06          10,557,000
     Wiegman Distribution Center........................      7.990%         08/08/06           4,872,000
     Arion Business Park................................      4.450%         10/16/06          20,500,000
                                                            ----------                     ----------------
       Weighted Average/Total Amount....................      6.663%                       $   54,364,000
                                                            ==========                     ================

     Depreciation and amortization for continuing operations increased $3,651,000 for 2006 compared to 2005. This increase was primarily due to properties acquired and transferred from development during 2005 and 2006. Property acquisitions and transferred developments were $58 million in 2006 and $92 million in 2005.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $997,000 in 2006 compared to $1,941,000 in 2005.

Capital Expenditures

     Capital expenditures for the years ended December 31, 2006 and 2005 were as follows:

                                                                         Years Ended December 31,
                                                         Estimated     ---------------------------
                                                        Useful Life      2006               2005
                                                      --------------------------------------------
                                                                              (In thousands)
        Upgrade on Acquisitions..................         40 yrs       $    351              506
        Tenant Improvements:
           New Tenants...........................       Lease Life        7,240            5,892
           New Tenants (first generation) (1)....       Lease Life          688              615
           Renewal Tenants.......................       Lease Life          731            1,374
        Other:
           Building Improvements.................        5-40 yrs         1,818            1,312
           Roofs.................................        5-15 yrs         1,803              318
           Parking Lots..........................         3-5 yrs           686              999
           Other.................................          5 yrs            153              246
                                                                       ---------------------------
              Total capital expenditures.........                      $ 13,470           11,262
                                                                       ===========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs

     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2006 and 2005 were as follows:

                                                                         Years Ended December 31,
                                                         Estimated     ---------------------------
                                                        Useful Life      2006               2005
                                                      --------------------------------------------
                                                                              (In thousands)
        Development..............................       Lease Life     $  2,110             1,405
        New Tenants..............................       Lease Life        2,557             2,497
        New Tenants (first generation) (1).......       Lease Life          112               187
        Renewal Tenants..........................       Lease Life        1,987             1,448
                                                                       ---------------------------
              Total capitalized leasing costs....                      $  6,766             5,537
                                                                       ===========================

        Amortization of leasing costs (2)........                      $  4,304             3,863
                                                                       ===========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations

     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. During 2006 and 2005, the Company sold certain real estate investments and recognized total gains from discontinued operations of $5,727,000 and $1,164,000, respectively. See Notes 1(f) and 2 in the Notes to the Consolidated Financial Statements for more information related to discontinued operations and gain on the sales of these properties. The following table presents the components of revenue and expense for the real estate investments sold during 2006 and 2005.

                                                                         Years Ended December 31,
                                                                       ----------------------------
  Discontinued Operations                                                2006               2005
  -------------------------------------------------------------------------------------------------
                                                                             (In thousands)
  Income from real estate operations..............................     $  2,634             5,165
  Expenses from real estate operations............................         (772)           (1,394)
                                                                       ----------------------------
    Property net operating income from discontinued operations....        1,862             3,771

  Other income....................................................            -                94
  Interest expense................................................            -               (64)
  Depreciation and amortization...................................         (840)           (1,580)
                                                                       ----------------------------

  Income from real estate operations..............................        1,022             2,221
    Gain on sales of real estate investments......................        5,727             1,164
                                                                       ----------------------------

  Income from discontinued operations.............................     $  6,749             3,385
                                                                       ============================

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2003 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 in 2007 had an immaterial impact on the Company's overall financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157, with the exception of nonfinancial assets and liabilities, are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred for one year the Statement's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions will be effective for fiscal years beginning after November 15, 2008. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS No. 123R. Also, as required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The application of Statement 157 to the Company in 2008 had virtually no impact on the Company's overall financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The Company anticipates that the adoption of Statement 160 on January 1, 2009, will have an immaterial impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $86,369,000 for the year ended December 31, 2007. The primary other sources of cash were from bank borrowings, mortgage note proceeds and proceeds from the sales of real estate. The Company distributed $48,056,000 in common and $2,624,000 in preferred stock dividends during 2007. Other primary uses of cash were for bank debt repayments, construction and development of properties, purchases of real estate, mortgage note repayments and capital improvements at various properties.
     Total debt at December 31, 2007 and 2006 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2007 and 2006.

                                                                December 31,
                                                          ------------------------
                                                             2007          2006
                                                          ------------------------
                                                               (In thousands)
        Mortgage notes payable - fixed rate.........      $  465,360      417,440
        Bank notes payable - floating rate..........         135,444       29,066
                                                          ------------------------
           Total debt...............................      $  600,804      446,506
                                                          ========================

     During 2007, the Company had a three-year, $175 million unsecured revolving credit facility with a group of nine banks. This credit facility expired on January 4, 2008, and was replaced by a four-year, $200 million unsecured revolving credit facility. The Company customarily uses these lines of credit for acquisitions and developments. The interest rate on the $175 million line of credit was based on the LIBOR index and varied according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 20 basis points. During the year, EastGroup's interest rate under this facility was LIBOR plus 95 basis points, except that it could be lowered based upon the competitive bid option in the note. At December 31, 2007, the weighted average interest rate was 5.65% on a balance of $128,700,000.
     EastGroup's $200 million credit facility is with a group of seven banks and was arranged by PNC Capital Markets LLC. The interest rate on this line of credit is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15-20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit, which matures in January 2012, can be expanded by $100 million and has an option for a one-year extension. At February 27, 2008, the Company's weighted average interest rate was 4.02% on a balance of $176 million.
     The Company also had a one-year, $20 million unsecured revolving credit facility with PNC Bank, N.A. that matured on January 4, 2008. Upon maturity, it was replaced by a four-year, $25 million revolving credit facility. These credit facilities are customarily used for working capital needs. The interest rate on the $20 million line of credit was based on LIBOR and varied according to total liability to total asset value ratios (as defined in the credit agreement). During 2007, the Company's interest rate was LIBOR plus 110 basis points with no annual facility fee. At December 31, 2007, the interest rate was 5.70% on a balance of $6,744,000.
     EastGroup's $25 million unsecured revolving credit facility is with PNC Bank, N.A. The interest rate on this working cash line is based on the LIBOR index and varies according to total liability to total asset value ratios. Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     On August 8, 2007, the Company closed on a $75 million, non-recourse first mortgage loan secured by properties containing 1,448,000 square feet. The loan has a fixed interest rate of 5.57%, a ten-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.

Contractual Obligations

     EastGroup's fixed, noncancelable obligations as of December 31, 2007 were as follows:

                                                                          Payments Due by Period
                                               -----------------------------------------------------------------------------
                                                                Less Than                                       More Than
                                                   Total          1 Year        1-3 Years       3-5 Years        5 Years
                                               -----------------------------------------------------------------------------
                                                                            (In thousands)
        Fixed Rate Debt Obligations (1)......  $   465,360          15,088        59,473          137,933         252,866
        Interest on Fixed Rate Debt..........      155,752          27,776        49,032           36,714          42,230
        Variable Rate Debt Obligations (2)...      135,444         135,444             -                -               -
        Operating Lease Obligations:
           Office Leases.....................        1,630             298           544              540             248
           Ground Leases.....................       19,807             707         1,414            1,414          16,272
        Development Obligations (3)..........       31,919          31,919             -                -               -
        Tenant Improvements (4)..............        8,723           8,723             -                -               -
        Purchase Obligations (5).............        8,935           8,935             -                -               -
                                               -----------------------------------------------------------------------------
           Total.............................  $   827,570         228,890       110,463          176,601         311,616
                                               =============================================================================

(1) These amounts are included on the Consolidated Balance Sheet. A portion of this debt is backed by a letter of credit totaling $9,822,000 at December 31, 2007. This letter of credit is renewable annually and expires on January 15, 2011.
(2) The Company's variable rate debt changes depending on the Company's cash needs and, as such, both the principal amounts and the interest rates are subject to variability. At December 31, 2007, the weighted average interest rate was 5.65% on the variable rate debt due in January 2008. The Company obtained new variable rate debt to replace the expiring facilities in January 2008. See
Note 6 in the Notes to the Consolidated Financial Statements.
(3) Represents commitments on properties under development, except for tenant improvement obligations.
(4) Represents tenant improvement allowance obligations.
(5) At December 31, 2007, EastGroup was under contract with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida.

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

INFLATION AND OTHER ECONOMIC CONSIDERATIONS

     Most of the Company's leases include scheduled rent increases. Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.
     EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may impact our ability to renew leases or re-let space as leases expire. In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.
                                       24

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

                                           2008      2009       2010      2011     2012     Thereafter       Total      Fair Value
                                       ---------------------------------------------------------------------------------------------
Fixed rate debt(1) (in thousands)...   $  15,088    45,411     14,062    80,426   57,507       252,866      465,360      470,335(2)
Weighted average interest rate......       6.17%     6.57%      5.95%     7.00%    6.69%         5.52%        6.06%
Variable rate debt (in thousands)...   $ 135,444         -          -         -        -             -      135,444      135,444
Weighted average interest rate......       5.65%         -          -         -        -             -        5.65%

(1) The fixed rate debt shown above includes the Tower Automotive mortgage, which has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.30%.
(2) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

     As the table above incorporates only those exposures that existed as of December 31, 2007, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during the period and interest rates. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 57 basis points, interest expense and cash flows would increase or decrease by approximately $765,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,710,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                            Current         Maturity                                          Fair Value         Fair Value
      Type of Hedge     Notional Amount       Date        Reference Rate     Fixed Rate       at 12/31/07        at 12/31/06
      ----------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                                (In thousands)
           Swap             $9,710          12/31/10      1 month LIBOR         4.03%            ($56)              $314

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements. Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; the availability of financing; natural disasters and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated, acquisitions may not close as scheduled, and those additional factors discussed under "Item 1A. Risk Factors." Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 2007 and 2006, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 and the Report of the Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

     The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 31 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

     There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Directors" in the Company's definitive Proxy Statement ("2008 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 29, 2008. The 2008 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2007.
     The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers" in the Company's 2008 Proxy Statement.
     The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2008 Proxy Statement.
     Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.
     The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Audit Committee" in the section entitled "Board Committees and Meetings" in the Company's 2008 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information included under the following captions in the Company's 2008 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2007," "Outstanding Equity Awards at 2007 Fiscal Year-End," "Option Exercises and Stock Vested in 2007," "Potential Payments upon Termination or Change in Control," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation." The information included under the heading "Compensation Committee Report" in the Company's 2008 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Company's 2008 Proxy Statement.
     The following table summarizes the Company's equity compensation plan information as of December 31, 2007.

                                               Equity Compensation Plan Information
                                  (a)                          (b)                      (c)
        Plan category             Number of securities to      Weighted-average         Number of securities remaining
                                  be issued upon exercise      exercise price of        available for future issuance
                                  of outstanding options,      outstanding options,     under equity compensation plans
                                  warrants and rights          warrants and rights      (excluding securities reflected
                                                                                        in column (a))
        Equity compensation
          plans approved by
          security holders              119,406                       $21.39                         1,757,392
        Equity compensation
          plans not approved
          by security holders                 -                            -                                 -
                                  ----------------------------------------------------------------------------------------
        Total                           119,406                       $21.39                         1,757,392
                                  ========================================================================================

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

     The information regarding transactions with related parties and director independence is incorporated herein by reference from the sections entitled
"Independent Directors" and "Certain Transactions and Relationships" in the Company's 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The  information   regarding   principal   auditor  fees  and  services  is
incorporated  herein  by  reference  from  the  section  entitled   "Independent
Registered Public Accounting Firm" in the Company's 2008 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Financial Statements:

                                                                                                                             Page
(a) (1)  Consolidated Financial Statements:
         Report of Independent Registered Public Accounting Firm                                                              30
         Management Report on Internal Control Over Financial Reporting                                                       31
         Report of Independent Registered Public Accounting Firm                                                              31
         Consolidated Balance Sheets - December 31, 2007 and 2006                                                             32
         Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005                                     33
         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2007, 2006 and 2005            34
         Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005                                 35
         Notes to Consolidated Financial Statements                                                                           36
     (2) Consolidated Financial Statement Schedules:
         Schedule III - Real Estate Properties and Accumulated Depreciation                                                   52
         Schedule IV - Mortgage Loans on Real Estate                                                                          58

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

     (3)  Exhibits required by Item 601 of Regulation S-K:

          (3)  Articles of Incorporation and Bylaws

               (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
               (b)  Bylaws of the Company  (incorporated by reference to Exhibit
                    3.1 to the Company's Form 8-K filed December 13, 2007).
               (c)  Articles Supplementary of the Company relating to the Series
                    C Preferred Stock (incorporated by reference to Exhibit A to
                    Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
               (d) Articles Supplementary of the Company relating to the 7.95% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company's Form 8-A filed June 6, 2003).

          (4)  Instruments Defining the Rights of Security Holders

               (a) Rights Agreement dated as of December 3, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
               (b) First Amendment to Rights Agreement dated December 20, 2004 between the Company and Equiserve Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed December 22, 2004).
               (c) Second Amendment to Rights Agreement dated as of July 23, 2007 between the Company and Wells Fargo Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed July 23, 2007).

          (10) Material   Contracts   (*Indicates   management  or  compensatory
               agreement):

               (a) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the
                    Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
               (b) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
               (c) Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed January 8, 2007).*
               (d) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
               (e) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
               (f) Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 2006). *

               (g) Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed January 8, 2007).*
               (h) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
               (i) Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2006).*
               (j) Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to
                    Exhibit  10(a) to the  Company's  Form 8-K filed  January 8,
                    2007).*
               (k) Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed January 8, 2007).*
               (l) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
               (m) Annual Cash Bonus and 2007 Annual Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed June 5,
                    2007).*
               (n) Multi-Year Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
               (o) Second Amended and Restated Credit Agreement Dated January 4, 2008 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as
                    Administrative Agent; Regions Bank and SunTrust Bank as Co-Syndication Agents; Wells Fargo Bank, National Association as Documentation Agent; and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner; and the Lenders thereunder (incorporated by reference to Exhibit
                    10.1 to the Company's Form 8-K filed January 10, 2008).

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

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

          (32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Notes 1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


Jackson, Mississippi                            KPMG LLP
February 27, 2008

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on EastGroup's evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Jackson, Mississippi                    EASTGROUP PROPERTIES, INC.
February 27, 2008




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

We have audited EastGroup Properties, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi                          KPMG LLP
February 27, 2008

CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                ----------------------------------------------------
                                                                                          2007                         2006
                                                                                ----------------------------------------------------
                                                                                 (In thousands, except for share and per share data)
ASSETS
  Real estate properties........................................................ $      1,114,966                      973,910
  Development...................................................................          152,963                      114,986
                                                                                ----------------------------------------------------
                                                                                        1,267,929                    1,088,896
    Less accumulated depreciation...............................................         (269,132)                    (231,106)
                                                                                ----------------------------------------------------
                                                                                          998,797                      857,790

  Unconsolidated investment.....................................................            2,630                        2,595
  Cash..........................................................................              724                          940
  Other assets..................................................................           53,682                       50,462
                                                                                ----------------------------------------------------
    TOTAL ASSETS................................................................ $      1,055,833                      911,787
                                                                                ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable........................................................ $        465,360                      417,440
  Notes payable to banks........................................................          135,444                       29,066
  Accounts payable & accrued expenses...........................................           34,179                       32,589
  Other liabilities.............................................................           16,153                       11,747
                                                                                ----------------------------------------------------
                                                                                          651,136                      490,842
                                                                                ----------------------------------------------------

                                                                                ----------------------------------------------------
Minority interest in joint ventures.............................................            2,312                        2,148
                                                                                ----------------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued............................................................                -                            -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued;
    stated liquidation preference of $33,000....................................           32,326                       32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    23,808,768 shares issued and outstanding at December 31, 2007 and
    23,701,275 at December 31, 2006.............................................                2                            2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued............................................................                -                            -
  Additional paid-in capital on common shares...................................          467,573                      463,170
  Distributions in excess of earnings...........................................          (97,460)                     (77,015)
  Accumulated other comprehensive income (loss).................................              (56)                         314
                                                                                ----------------------------------------------------
                                                                                          402,385                      418,797
                                                                                ----------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................... $      1,055,833                      911,787
                                                                                ====================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2007               2006               2005
                                                                                ----------------------------------------------------
                                                                                        (In thousands, except per share data)
REVENUES
  Income from real estate operations.....................................       $    150,638            132,963             120,601
  Other income...........................................................                 92                182                 413
                                                                                ----------------------------------------------------
                                                                                     150,730            133,145             121,014
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations...................................             41,118             37,218              34,377
  Depreciation and amortization..........................................             47,908             41,377              37,726
  General and administrative.............................................              8,295              7,401               6,874
                                                                                ----------------------------------------------------
                                                                                      97,321             85,996              78,977
                                                                                ----------------------------------------------------

OPERATING INCOME.........................................................             53,409             47,149              42,037

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment........................                285                287                 450
  Gain on sales of land..................................................              2,602                123                   -
  Interest income........................................................                306                142                 247
  Interest expense.......................................................            (27,314)           (24,616)            (23,444)
  Minority interest in joint ventures....................................               (609)              (600)               (484)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS........................................             28,679             22,485              18,806
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations.....................................                 95              1,022               2,221
  Gain on sales of real estate investments...............................                960              5,727               1,164
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS .....................................              1,055              6,749               3,385
                                                                                ----------------------------------------------------

NET INCOME...............................................................             29,734             29,234              22,191

  Preferred dividends-Series D...........................................              2,624              2,624               2,624
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..............................       $     27,110             26,610              19,567
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations......................................       $       1.11                .89                 .75
  Income from discontinued operations....................................                .04                .30                 .16
                                                                                ----------------------------------------------------
  Net income available to common stockholders............................       $       1.15               1.19                 .91
                                                                                ====================================================

  Weighted average shares outstanding....................................             23,562             22,372              21,567
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations......................................       $       1.10                .87                 .74
  Income from discontinued operations....................................                .04                .30                 .15
                                                                                ----------------------------------------------------
  Net income available to common stockholders............................       $       1.14               1.17                 .89
                                                                                ====================================================

  Weighted average shares outstanding....................................             23,781             22,692              21,892
                                                                                ====================================================

Dividends declared per common share......................................       $       2.00               1.96                1.94
                                                                                ====================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                           Accumulated
                                                                         Additional     Distributions         Other
                                                   Preferred   Common     Paid-In         In Excess       Comprehensive
                                                     Stock      Stock     Capital        Of Earnings      Income (Loss)     Total
                                                   ---------------------------------------------------------------------------------
                                                                  (In thousands, except for share and per share data)
BALANCE, DECEMBER 31, 2004........................ $  32,326        2     354,671         (35,207)             14          351,806
Comprehensive income
  Net income......................................         -        -           -          22,191               -           22,191
  Net unrealized change in fair value of
    interest rate swap............................         -        -           -               -             297              297
                                                                                                                         -----------
    Total comprehensive income....................                                                                          22,488
                                                                                                                         -----------
Common dividends declared - $1.94 per share.......         -        -           -         (42,290)              -          (42,290)
Preferred dividends declared - $1.9876 per share..         -        -           -          (2,624)              -           (2,624)
Issuance of 860,000 shares of common stock,
  common stock offering, net of expenses .........         -        -      31,597               -               -           31,597
Stock-based compensation, net of forfeitures......         -        -       2,073               -               -            2,073
Issuance of 72,415 shares of common stock,
  options exercised...............................         -        -       1,507               -               -            1,507
Issuance of 8,279 shares of common stock,
  dividend reinvestment plan......................         -        -         346               -               -              346
Other.............................................         -        -         (39)              -               -              (39)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005........................    32,326        2     390,155         (57,930)            311          364,864
Comprehensive income
  Net income......................................         -        -           -          29,234               -           29,234
  Net unrealized change in fair value of
    interest rate swap............................         -        -           -               -               3                3
                                                                                                                         -----------
    Total comprehensive income....................                                                                          29,237
                                                                                                                         -----------
Common dividends declared - $1.96 per share.......         -        -           -         (45,695)              -          (45,695)
Preferred dividends declared - $1.9876 per share..         -        -           -          (2,624)              -           (2,624)
Issuance of 1,437,500 shares of common stock,
  common stock offering, net of expenses..........         -        -      68,112               -               -           68,112
Stock-based compensation, net of forfeitures......         -        -       2,943               -               -            2,943
Issuance of 118,269 shares of common stock,
  options exercised...............................         -        -       2,154               -               -            2,154
Issuance of 6,236 shares of common stock,
  dividend reinvestment plan......................         -        -         305               -               -              305
Other.............................................         -        -        (499)              -               -             (499)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006........................    32,326        2     463,170         (77,015)            314          418,797
Comprehensive income
  Net income......................................         -        -           -          29,734               -           29,734
  Net unrealized change in fair value of
    interest rate swap............................         -        -           -               -            (370)            (370)
                                                                                                                         -----------
    Total comprehensive income....................                                                                          29,364
                                                                                                                         -----------
Common dividends declared - $2.00 per share.......         -        -           -         (47,555)              -          (47,555)
Preferred dividends declared - $1.9876 per share..         -        -           -          (2,624)              -           (2,624)
Stock-based compensation, net of forfeitures......         -        -       3,198               -               -            3,198
Issuance of 67,150 shares of common stock,
  options exercised...............................         -        -       1,475               -               -            1,475
Issuance of 6,281 shares of common stock,
  dividend reinvestment plan......................         -        -         279               -               -              279
11,382 shares withheld to satisfy tax withholding
  obligations in connection with the vesting of
  restricted stock ...............................         -        -        (549)              -               -             (549)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007........................ $  32,326        2     467,573         (97,460)            (56)         402,385
                                                   =================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31,
                                                                                           -----------------------------------------
                                                                                               2007          2006          2005
                                                                                           -----------------------------------------
                                                                                                        (In thousands)
OPERATING ACTIVITIES
  Net income.............................................................................  $   29,734         29,234        22,191
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations.............................      47,908         41,377        37,726
    Depreciation and amortization from discontinued operations...........................         150            840         1,580
    Minority interest depreciation and amortization......................................        (174)          (151)         (141)
    Amortization of mortgage loan premiums...............................................        (117)          (403)         (333)
    Gain on sales of land and real estate investments....................................      (3,562)        (5,850)       (1,164)
    Stock-based compensation expense.....................................................       2,220          2,125         1,593
    Equity in earnings of unconsolidated investment, net of distributions................         (35)            23           (20)
    Changes in operating assets and liabilities:
      Accrued income and other assets....................................................       3,536         (4,765)          336
      Accounts payable, accrued expenses and prepaid rent................................       6,709          4,141         5,798
                                                                                           -----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................................      86,369         66,571        67,566
                                                                                           -----------------------------------------

INVESTING ACTIVITIES
  Real estate development................................................................    (112,960)       (77,666)      (58,192)
  Purchases of real estate...............................................................     (57,838)       (19,539)      (46,507)
  Real estate improvements...............................................................     (15,881)       (13,470)      (11,262)
  Proceeds from sales of land and real estate investments................................       6,357         38,412         6,034
  Distributions from unconsolidated investment...........................................           -              -         6,658
  Repayments on mortgage loans receivable................................................           -              -         7,550
  Changes in other assets and other liabilities..........................................      (3,786)        (2,792)       (2,794)
                                                                                           -----------------------------------------
NET CASH USED IN INVESTING ACTIVITIES....................................................    (184,108)       (75,055)      (98,513)
                                                                                           -----------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings..........................................................     332,544        191,689       187,286
  Repayments on bank borrowings..........................................................    (226,166)      (279,387)     (156,953)
  Proceeds from mortgage notes payable...................................................      75,000        116,000        39,000
  Principal payments on mortgage notes payable...........................................     (26,963)       (45,071)      (25,880)
  Debt issuance costs....................................................................        (701)        (1,048)         (664)
  Distributions paid to stockholders.....................................................     (50,680)       (47,843)      (44,907)
  Proceeds from common stock offerings...................................................           -         68,112        31,597
  Proceeds from exercise of stock options................................................       1,475          2,154         1,507
  Proceeds from dividend reinvestment plan...............................................         279            305           346
  Other..................................................................................      (7,265)         2,598           322
                                                                                           -----------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES................................................      97,523          7,509        31,654
                                                                                           -----------------------------------------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.........................................        (216)          (975)          707
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................................         940          1,915         1,208
                                                                                           -----------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR...............................................  $      724            940         1,915
                                                                                           =========================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $6,086, $4,336 and $2,485
    for 2007, 2006 and 2005, respectively................................................  $   25,838         23,870        22,842
  Fair value of debt assumed by the Company in the purchase of real estate...............           -              -        30,500
  Fair value of common stock awards issued to employees and directors, net of
    forfeitures..........................................................................       1,443          3,234         1,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1)  SIGNIFICANT ACCOUNTING POLICIES


(a)  Principles of Consolidation
     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2005, the Company had a controlling interest in one joint venture: the 80% owned University Business Center. At December 31, 2006 and 2007, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)  Income Taxes
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2007, 2006 and 2005 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2007, 2006 and 2005.

Federal Income Tax Treatment of Share Distributions

                                                                             Years Ended December 31,
                                                                     ---------------------------------------
                                                                         2007          2006          2005
                                                                     ---------------------------------------
        Common Share Distributions:
          Ordinary income.....................................       $   1.7449        1.3660       1.4816
          Return of capital...................................            .1273             -        .3724
          Unrecaptured Section 1250 long-term capital gain....            .0236         .4160        .0828
          Other long-term capital gain........................            .1042         .1780        .0032
                                                                     ---------------------------------------
        Total Common Distributions............................       $   2.0000        1.9600       1.9400
                                                                     =======================================

        Series D Preferred Share Distributions:
          Ordinary income.....................................       $   1.8608        1.3852       1.8788
          Unrecaptured Section 1250 long-term capital gain....            .0234         .4220        .1044
          Other long-term capital gain........................            .1034         .1804        .0044
                                                                     ---------------------------------------
        Total Preferred D Distributions.......................       $   1.9876        1.9876       1.9876
                                                                     =======================================

     The Company's income may differ for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, (4) real estate properties having a different basis for tax and financial reporting purposes, and (5) differences in book and tax allowances and timing for stock-based compensation expense.

(c)  Income Recognition
     Minimum rental income from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. The Company maintains allowances for doubtful accounts receivable, including deferred rent receivable, based upon estimates determined by management. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.
     Revenue is recognized on payments received from tenants for early terminations after all criteria have been met in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases. Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.
     The Company recognizes gains on sales of real estate in accordance with the principles set forth in SFAS No. 66, Accounting for Sales of Real Estate. Upon closing of real estate transactions, the provisions of SFAS No. 66 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser, adequate continuing investment by the purchaser and no substantial continuing involvement by the Company. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by a method other than the full accrual method.

(d)  Real Estate Properties
     EastGroup has one reportable segment-industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $39,688,000, $35,428,000 and $32,693,000 for 2007, 2006 and 2005,
respectively.

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

(f)  Real Estate Held for Sale
     The Company considers a real estate property to be held for sale when it is probable that the property will be sold within a year. A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk. Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the operating properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.

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

(i)  Amortization
     Debt origination costs are deferred and amortized using the straight-line method over the term of the loan. Amortization of loan costs for continuing operations was $911,000, $819,000 and $801,000 for 2007, 2006 and 2005,
respectively.
     Leasing costs are deferred and amortized using the straight-line method over the term of the lease. Leasing costs amortization expense for continuing and discontinued operations was $5,339,000, $4,304,000 and $3,863,000 for 2007,
2006 and 2005, respectively. Amortization expense for in-place lease intangibles is disclosed in Business Combinations and Acquired Intangibles.

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

     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $3,031,000, $2,485,000 and $2,750,000 for 2007, 2006 and 2005, respectively. Amortization of above and below market leases was immaterial for all periods presented. Projected amortization of in-place lease intangibles for the next five years as of December 31, 2007 is as follows:

                 Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2008......................................     $        2,128
        2009......................................              1,388
        2010......................................                809
        2011......................................                443
        2012......................................                262

     Total cost of the properties acquired for 2007 was $57,246,000, of which $53,952,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $3,661,000 to in-place lease intangibles and $246,000 to above market leases (both included in Other Assets on the balance sheet) and $613,000 to below market leases (included in Other Liabilities on the balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     The Company acquired one property during 2006 for a cost of $19,539,000, of which $18,690,000 was allocated to real estate properties. Intangibles associated with the purchase of real estate were allocated as follows:
$1,095,000 to in-place lease intangibles and $246,000 to below market leases.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at December 31, 2007 and 2006.

(k)  Stock-Based Compensation
     The Company has a management incentive plan that was approved by shareholders and adopted in 2004, which authorizes the issuance of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006. (Prior to the adoption of SFAS No. 123R, the Company had adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2002.) The cost for performance-based awards after January 1, 2006 is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The cost for market-based awards after January 1, 2006 and awards that only require service are expensed on a straight-line basis over the requisite service periods.
     The total compensation cost for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     During the restricted period for awards not subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to vest. Share certificates and dividends are delivered to the employee as they vest.

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

(n)  New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective January 1, 2007. With few exceptions, the Company's 2003 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. The adoption of FIN 48 in 2007 had an immaterial impact on the Company's overall financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157, with the exception of nonfinancial assets and liabilities, are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred for one year the Statement's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions will be effective for fiscal years beginning after November 15, 2008. EastGroup accounts for its stock-based compensation costs at fair value on the dates of grant as required under SFAS No. 123R. Also, as required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The application of Statement 157 to the Company in 2008 had virtually no impact on the Company's overall financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The Company anticipates that the adoption of Statement 160 on January 1, 2009, will have an immaterial impact on the Company's financial statements.

(o)  Reclassifications
     Certain reclassifications have been made in the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

(2)  REAL ESTATE OWNED

     The Company's real estate properties at December 31, 2007 and 2006 were as follows:

                                                                               December 31,
                                                                    ---------------------------------
                                                                          2007              2006
                                                                    ---------------------------------
                                                                              (In thousands)
        Real estate properties:
           Land................................................     $     175,496           154,384
           Buildings and building improvements.................           763,980           670,751
           Tenant and other improvements.......................           175,490           148,775
        Development............................................           152,963           114,986
                                                                    ---------------------------------
                                                                        1,267,929         1,088,896
           Less accumulated depreciation.......................          (269,132)         (231,106)
                                                                    ---------------------------------
                                                                    $     998,797           857,790
                                                                    =================================

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2007 were $6,086,000 compared to $4,336,000 for 2006 and $2,485,000 for 2005.
     Total capital investment for development during 2007 was $112,960,000. The table below is net of $233,000 of land sold during the year. In addition to the costs incurred for the year as detailed in the table below, development costs included $4,936,000 for improvements on developments during the 12-month period following transfer to Real Estate Properties.

                                                                                     Costs Incurred
                                                                      ---------------------------------------------
                                                                         Costs            For the       Cumulative       Estimated
                                                                      Transferred       Year Ended         as of           Total
                                                           Size        in 2007(1)        12/31/07        12/31/07        Costs (4)
                                                      ------------------------------------------------------------------------------
DEVELOPMENT                                             (Unaudited)                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                       (Square feet)                          (In thousands)
LEASE-UP
  Beltway Crossing III & IV, Houston, TX..........        110,000     $      -             1,134           6,212             6,500
  Interstate Commons III, Phoenix, AZ.............         38,000            -             2,475           3,048             3,200
  Oak Creek A & B, Tampa, FL(2)...................         35,000            -             2,190           2,941             3,300
  Southridge VII, Orlando, FL.....................         92,000        3,312             2,774           6,086             6,700
  SunCoast I, Fort Myers, FL......................         63,000            -             2,449           5,076             5,500
  World Houston 24, Houston, TX...................         93,000            -             4,064           5,165             5,600
  World Houston 25, Houston, TX...................         66,000            -             2,549           3,194             3,700
  Centennial Park, Denver, CO.....................         68,000            -             4,747           4,747             4,900
  Beltway Crossing V, Houston, TX.................         83,000        1,077             2,669           3,746             5,000
  Wetmore II, Building A, San Antonio, TX.........         34,000          504             2,297           2,801             3,200
                                                      ------------------------------------------------------------------------------
Total Lease-up....................................        682,000        4,893            27,348          43,016            47,600
                                                      ------------------------------------------------------------------------------

UNDER CONSTRUCTION
  40th Avenue Distribution Center, Phoenix, AZ....         89,000            -             4,046           5,147             6,100
  Arion 18, San Antonio, TX.......................         20,000        1,236               719           1,955             2,500
  Wetmore II, Buildings B & C, San Antonio, TX....        124,000        1,269             5,111           6,380             7,600
  Oak Creek VI,  Tampa, FL........................         89,000        2,412             1,493           3,905             5,800
  Beltway Crossing VI, Houston, TX................        127,000        1,058             2,465           3,523             6,400
  Southridge VIII, Orlando, FL....................         91,000        2,407             1,633           4,040             6,700
  Wetmore II, Building D, San Antonio, TX.........        124,000        1,382             1,603           2,985             8,500
  Sky Harbor, Phoenix, AZ.........................        261,000        6,946             7,062          14,008            22,800
  Southridge XII, Orlando, FL.....................        404,000        4,089            11,011          15,100            20,400
  SunCoast III, Fort Myers, FL....................         93,000        4,175                 -           4,175             8,400
  Techway SW IV, Houston, TX......................         94,000        1,968                 -           1,968             5,800
  World Houston 27, Houston, TX...................         92,000        2,483                 -           2,483             5,500
                                                      ------------------------------------------------------------------------------
Total Under Construction..........................      1,608,000       29,425            35,143          65,669           106,500
                                                      ------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Phoenix, AZ.....................................              -       (6,946)              431               -                 -
  Tucson, AZ......................................        205,000            -             1,719           2,045            14,300
  Tampa, FL.......................................        335,000       (2,412)            2,332           4,577            20,100
  Orlando, FL.....................................        229,000       (9,808)            5,199           3,762            13,700
  West Palm Beach, FL.............................         20,000            -               126             811             2,300
  Fort Myers, FL..................................        659,000       (4,175)            4,326          12,819            48,100
  El Paso, TX.....................................        251,000            -                 -           2,444             9,600
  Houston, TX.....................................      1,306,000       (6,586)           11,628          14,549            77,000
  San Antonio, TX.................................        410,000       (4,391)            3,551           2,566            24,300
  Jackson, MS.....................................         28,000            -                 -             705             2,000
                                                      ------------------------------------------------------------------------------
Total Prospective Development.....................      3,443,000      (34,318)           29,312          44,278           211,400
                                                      ------------------------------------------------------------------------------
                                                        5,733,000     $      -            91,803         152,963           365,500
                                                      ==============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2007
  Santan 10 II, Chandler, AZ......................         85,000     $      -                 -           5,501
  Oak Creek III,  Tampa, FL.......................         61,000            -               119           3,578
  Southridge VI, Orlando, FL......................         81,000            -               323           5,294
  Arion 16, San Antonio, TX.......................         64,000            -             1,411           3,795
  Southridge III, Orlando, FL.....................         81,000            -               713           5,166
  Southridge II, Orlando, FL......................         41,000            -               244           3,790
  World Houston 15, Houston, TX...................         63,000            -               276           4,802
  World Houston 23, Houston, TX...................        125,000            -             2,888           7,385
  Arion 17, San Antonio, TX.......................         40,000            -                90           3,028
  Beltway Crossing II, Houston, TX................         50,000            -               911           2,986
  SunCoast II, Fort Myers, FL.....................         63,000            -             2,953           5,604
  Castilian Research Center, Santa Barbara, CA....         37,000            -             3,925           8,847
  Oak Creek V,  Tampa, FL.........................        100,000            -               563           5,396
  World Houston 22, Houston, TX...................         68,000            -             1,572           4,642
                                                      ------------------------------------------------------------
Total Transferred to Real Estate Properties.......        959,000     $      -            15,988          69,814  (3)
                                                      ============================================================


(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction (or subsequently to Lease-up) during the period.
(2) These properties were developed for sale.
(3) Represents cumulative costs at the date of transfer.
(4) Included in these costs are development obligations of $31.9 million and tenant improvement obligations of $5.4 million on properties under development.

     In 2007, one Memphis property, Delp Distribution Center I, was transferred to real estate held for sale and was subsequently sold. Also, during the fourth quarter of 2007, the Company received proceeds of $3,050,000 for the sale of land in lieu of condemnation at Arion Business Park in San Antonio. During 2006, five Memphis properties-Senator 1, Senator 2, Southeast Crossing, Lamar 1 and Crowfarn - and the Auburn Hills Facility in Michigan were transferred to real estate held for sale and were subsequently sold. The sales of these properties continues to reflect the Company's plan of reducing ownership in Memphis and other noncore markets, as market conditions permit.
     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations except for Lamar Distribution Center II, the mortgage of which was required to be paid in full upon the sale of the property in June 2005. Accordingly, Discontinued Operations includes interest expense of $64,000 for 2005. A summary of gain on sales of real estate investments for the years ended December 31, 2007, 2006 and 2005 follows:

Gain on Sales of Real Estate Investments

                                                                              Date         Net                 Deferred   Recognized
      Real Estate Properties             Location              Size           Sold     Sales Price     Basis     Gain        Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)
2007
Delp Distribution Center I..........    Memphis, TN         152,000 SF      10/11/07   $   3,080       2,477          -         603
Arion Business Park land............    San Antonio, TX     13.1 Acres      10/11/07       2,890         318          -       2,572
Deferred gain recognized from
  previous sales....................                                                                                            387
                                                                                       ---------------------------------------------
                                                                                       $   5,970       2,795          -       3,562
                                                                                       =============================================
2006
Madisonville land...................    Madisonville, KY     1.2 Acres      01/05/06   $     804          27        162         615
Senator I & II/Southeast Crossing...    Memphis, TN         534,000 SF      03/09/06      14,870      14,466          -         404
Dallas land.........................    Dallas, TX            0.1 Acre      03/16/06          66          13          -          53
Lamar Distribution Center I.........    Memphis, TN         125,000 SF      06/30/06       2,980       2,951          -          29
Crowfarn Distribution Center........    Memphis, TN         106,000 SF      12/14/06       2,650       2,263          -         387
Auburn Facility.....................    Auburn Hills, MI    114,000 SF      12/28/06      17,251      12,698        329       4,224
Fort Myers land.....................    Fort Myers, FL        0.8 Acre      12/29/06         267         144          -         123
Deferred gain recognized from
  previous sale.....................                                                                                             15
                                                                                       ---------------------------------------------
                                                                                       $  38,888      32,562        491       5,850
                                                                                       =============================================
2005
Delp Distribution Center II.........    Memphis, TN         102,000 SF      02/23/05   $   2,085       1,708          -         377
Lamar Distribution Center II........    Memphis, TN         151,000 SF      06/30/05       3,725       2,956         15         754
Sabal land..........................    Tampa, FL            1.9 Acres      09/30/05         239         206          -          33
                                                                                       ---------------------------------------------
                                                                                       $   6,049       4,870         15       1,164
                                                                                       =============================================

     The following schedule indicates approximate future minimum rental receipts under noncancelable leases for real estate properties by year as of December 31, 2007:

Future Minimum Rental Receipts Under Noncancelable Leases

                 Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2008......................................     $     117,443
        2009......................................            95,288
        2010......................................            73,473
        2011......................................            53,619
        2012......................................            38,522
        Thereafter................................            70,029
                                                       ---------------
           Total minimum receipts.................     $     448,374
                                                       ===============

Ground Leases
     As of December 31, 2007, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases. These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually. Total lease expenditures for the years ended December 31, 2007, 2006 and 2005 were $708,000, $707,000 and $686,000, respectively. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. In December 2007, the Company exercised its option to purchase the land under the ground lease on its Tower property in Mississippi for $10. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2007:

Future Minimum Ground Lease Payments

                 Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2008......................................     $         707
        2009......................................               707
        2010......................................               707
        2011......................................               707
        2012......................................               707
        Thereafter................................            16,272
                                                       ---------------
           Total minimum payments.................     $      19,807
                                                       ===============

(3)  UNCONSOLIDATED INVESTMENT

     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property. This investment is accounted for under the equity method of accounting and had a carrying value of $2,630,000 at December 31, 2007. At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II. The $13.3 million loan has a fixed interest rate of 5.31%, a ten-year term and an amortization schedule of 25 years. The co-owner's 50% share of the loan proceeds ($6.65 million) were paid to EastGroup and reduced the Company's mortgage loan receivable (see Note 4). EastGroup's 50% share of the loan proceeds ($6.65 million) reduced the carrying value of the investment. EastGroup's share of this mortgage was $6,309,000 at December 31, 2007 and $6,451,000 at December 31, 2006.

(4)  MORTGAGE LOANS RECEIVABLE

     In connection with the closing of the investment in Industry Distribution Center II, EastGroup advanced a total of $7,550,000 in two separate notes to the property co-owner, one for $6,750,000 and one for $800,000. As discussed in Note 3, the Company and the property co-owner obtained a permanent fixed-rate mortgage on the investment in Industry Distribution Center II in May 2005. As part of this transaction, the loan proceeds payable to the property co-owner ($6.65 million) were paid to EastGroup to reduce the $6.75 million note. Also at the closing of the permanent financing, the co-owner repaid the remaining balance of $100,000 on this note. The $800,000 note was repaid in full to EastGroup during the last half of 2005. Mortgage interest income for these notes was $224,000 for 2005.

(5)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                                   December 31,
                                                                                            --------------------------
                                                                                                2007          2006
                                                                                            --------------------------
                                                                                                  (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization........    $   18,693        15,821
        Straight-line rent receivable, net of allowance for doubtful accounts...........        14,016        13,530
        Accounts receivable, net of allowance for doubtful accounts.....................         3,587         5,189
        Acquired in-place lease intangibles, net of accumulated amortization
          of $5,308 and $4,294 for 2007 and 2006, respectively..........................         5,303         4,674
        Goodwill........................................................................           990           990
        Prepaid expenses and other assets...............................................        11,093        10,258
                                                                                            --------------------------
                                                                                            $   53,682        50,462
                                                                                            ==========================

(6)  NOTES PAYABLE TO BANKS

     During 2007, the Company had a three-year, $175 million unsecured revolving credit facility with a group of nine banks. This credit facility expired on January 4, 2008, and was replaced by a four-year, $200 million unsecured revolving credit facility. The Company customarily uses these lines of credit for acquisitions and developments.
     The interest rate on the $175 million credit facility was based on the LIBOR index and varied according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 20 basis points. During the year, EastGroup's interest rate under this line of credit was LIBOR plus 95 basis points, except that it could be lowered based upon the competitive bid option in the note. At December 31, 2007, the weighted average interest rate was 5.65% on a balance of $128,700,000.
     The Company also had a one-year, $20 million unsecured revolving credit facility with PNC Bank, N.A. that matured on January 4, 2008. Upon maturity, it was replaced by a four-year, $25 million unsecured revolving credit facility. These facilities are customarily used for working capital needs. The interest rate on the $20 million line of credit was based on LIBOR and varied according to total liability to total asset value ratios (as defined in the credit agreement). During 2007, the Company's interest rate was LIBOR plus 110 basis points with no annual facility fee. At December 31, 2007, the interest rate was 5.70% on a balance of $6,744,000.
     Average bank borrowings were $96,513,000 in 2007 compared to $91,314,000 in 2006 with weighted average interest rates of 6.36% in 2007 compared to 6.12% in 2006. Weighted average interest rates including amortization of loan costs were 6.73% for 2007 and 6.50% for 2006. Amortization of bank loan costs was $353,000, $355,000 and $357,000 for 2007, 2006 and 2005, respectively.
     The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2007.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,710,000 Tower Automotive Center recourse mortgage (see Note 7). Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes. The interest rate swap agreement is summarized as follows:

                             Current                                                                  Fair Value        Fair Value
        Type of Hedge    Notional Amount      Maturity Date     Reference Rate      Fixed Rate        at 12/31/07       at 12/31/06
        ----------------------------------------------------------------------------------------------------------------------------
                         (In thousands)                                                                      (In thousands)
            Swap            $9,710 (1)          12/31/10        1 month LIBOR          4.03%             ($56)             $314

(1) This mortgage is backed by a letter of credit totaling $9,822,000 at December 31, 2007. The letter of credit is renewable annually and expires on January 15, 2011.

(7)  MORTGAGE NOTES PAYABLE

     A summary of mortgage notes payable follows:

                                                                                               Carrying Amount      Balance at
                                                                         Monthly                 of Securing        December 31,
                                                                           P&I      Maturity    Real Estate at   -------------------
Property                                                       Rate      Payment      Date     December 31, 2007  2007       2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
World Houston 1 & 2........................................   7.770%    $ 33,019     Repaid    $           -           -      4,044
East University I & II, Broadway VI, 55th Avenue
  and Ethan Allen..........................................   8.060%      96,974     Repaid                -           -     10,336
Dominguez, Kingsview, Walnut, Washington,
  Industry and Shaw........................................   6.800%     358,770    03/01/09          52,456      33,787     35,723
Oak Creek Distribution Center I............................   8.875%      52,109    09/01/09           5,625       1,010      1,521
Tower Automotive Center (recourse)(1)......................   5.300%  Semiannual    01/15/11           9,189       9,710     10,040
Interstate I, II & III, Venture, Stemmons Circle,
  Glenmont I & II,  West Loop I & II, Butterfield Trail
  and Rojas................................................   7.250%     325,263    05/01/11          41,785      39,615     40,606
America Plaza, Central Green and World Houston 3-9.........   7.920%     191,519    05/10/11          25,284      24,264     24,625
University Business Center (120 & 130 Cremona).............   6.430%      81,856    05/15/12           9,166       5,154      5,782
University Business Center (125 & 175 Cremona).............   7.980%      88,607    06/01/12          12,580      10,012     10,265
Oak Creek Distribution Center IV...........................   5.680%      31,253    06/01/12           6,469       4,134      4,270
Airport Distribution, Southpointe, Broadway I, III  &
  IV, Southpark, 51st Avenue, Chestnut, Main Street,
  Interchange Business Park, North Stemmons I
  and World Houston 12 & 13................................   6.860%     279,149    09/01/12          42,810      36,184     37,021
Interstate Distribution Center - Jacksonville..............   5.640%      31,645    01/01/13           6,699       4,724      4,830
Broadway V, 35th Avenue, Sunbelt, Beltway I,
  Lockwood, Northwest Point, Techway Southwest I
  and World Houston 10, 11 & 14............................   4.750%     259,403    09/05/13          43,410      41,028     42,163
Kyrene Distribution Center I...............................   9.000%      11,246    07/01/14           2,258         669        740
World Houston 17, Kirby, Americas Ten I, Shady Trail,
  Palm River North I, II & III and Westlake I & II(2)......   5.680%     175,479    10/10/14          28,723      29,837     30,236
Country Club I, Lake Pointe, Techway Southwest II and
  World Houston 19 & 20....................................   4.980%     256,952    12/05/15          22,527      36,605     37,832
Huntwood and Wiegman Distribution Centers..................   5.680%     265,275    09/05/16          23,330      36,676     37,743
Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
  Santan 10 and World Houston 16...........................   5.970%     557,467    11/05/16          60,610      75,731     77,831
Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
  Ethan Allen, Northpark I-IV, South 55th Avenue,
  East University I & II and Santan 10 II..................   5.570%     518,885    09/05/17          61,934      74,485          -
Blue Heron Distribution Center II..........................   5.390%      16,176    02/29/20           5,428       1,735      1,832
                                                                                               -------------------------------------
                                                                                               $     460,283     465,360    417,440
                                                                                               =====================================

(1) The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees result in an annual effective interest rate of 5.30%. Semiannual principal payments are made on this note; interest is paid monthly. (See Note 6.) The principal amounts of these payments increase incrementally as the loan approaches maturity.
(2) Interest only was paid on this note until November 2006.

     The Company's mortgage notes payable have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at December 31, 2007.
     The Company currently intends to repay its debt obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments. Principal payments due during the next five years as of December 31, 2007 are as follows:

                 Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2008......................................     $      15,088
        2009......................................            45,411
        2010......................................            14,062
        2011......................................            80,426
        2012......................................            57,507

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                         December 31,
                                                               -------------------------------
                                                                    2007             2006
                                                               -------------------------------
                                                                        (In thousands)
        Property taxes payable............................     $         9,744          8,235
        Development costs payable.........................              13,022          8,408
        Dividends payable.................................               2,337          2,839
        Other payables and accrued expenses...............               9,076         13,107
                                                               -------------------------------
                                                               $        34,179         32,589
                                                               ===============================

(9)  OTHER LIABILITIES

     A summary of the Company's Other Liabilities follows:

                                                                         December 31,
                                                               -------------------------------
                                                                    2007             2006
                                                               -------------------------------
                                                                        (In thousands)
        Security deposits.................................     $         7,529          6,414
        Prepaid rent and other deferred income............               6,911          4,375
        Other liabilities.................................               1,713            958
                                                               -------------------------------
                                                               $        16,153         11,747
                                                               ===============================

(10) COMMON STOCK ACTIVITY

     The following table presents the common stock activity for the three years ended December 31, 2007:

                                                                           Years Ended December 31,
                                                               -----------------------------------------------
                                                                    2007             2006             2005
                                                               -----------------------------------------------
                                                                                 Common Shares
        Shares outstanding at beginning of year...........        23,701,275       22,030,682     21,059,164
        Common stock offerings............................                 -        1,437,500        860,000
        Stock options exercised...........................            67,150          118,269         72,415
        Dividend reinvestment plan........................             6,281            6,236          8,279
        Incentive restricted stock granted................            44,646          118,334         33,446
        Incentive restricted stock forfeited..............            (2,250)          (3,756)        (3,396)
        Director incentive restricted stock granted.......                 -                -            481
        Director common stock awarded.....................             3,048            3,402          1,200
        Restricted stock withheld for tax obligations.....           (11,382)          (9,392)          (907)
                                                               -----------------------------------------------
        Shares outstanding at end of year.................        23,808,768       23,701,275     22,030,682
                                                               ===============================================

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

Shareholder Rights Plan
     In December 1998, EastGroup adopted a Shareholder Rights Plan (the Plan) designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. Under the Plan, Shareholder Rights (Rights) were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on December 28, 1998. A Right was also delivered with all shares of Common Stock issued after December 28, 1998.
     Each whole Right will entitle the holder to buy one one-thousandth (1/1000) of a newly issued share of EastGroup's Series C Preferred Stock at an exercise price of $70.00. The Rights attach to and trade with the shares of the Company's Common Stock. No separate Rights Certificates will be issued unless an event triggering the Rights occurs. The Rights will detach from the Common Stock and will initially become exercisable for shares of Series C Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning, 15% or more of EastGroup's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interests of EastGroup and its shareholders. The Rights will also detach from the Common Stock if the Board determines that a person holding at least 9.8% of EastGroup's Common Stock intends to cause EastGroup to take certain actions adverse to it and its shareholders or that such holder's ownership would have a material adverse effect on EastGroup.
     On December 20, 2004, EastGroup amended the Plan to require a committee comprised entirely of independent directors to review and evaluate the Plan to consider whether the maintenance of the Plan continues to be in the interest of the Company, its stockholders and other relevant constituencies of the Company at least every three years. This three-year review was conducted by the Nominating and Corporate Governance Committee in December 2007 and based upon its recommendation, the Board of Directors voted to allow the Plan to terminate on its stated expiration date of Decemter 3, 2008.
     If prior to December 3, 2008, any person becomes the beneficial owner of 15% or more of EastGroup's Common Stock and the Board of Directors does not within 10 days thereafter redeem the Rights, or a 9.8% holder is determined by the Board to be an adverse person, each Right not owned by such person or related parties will then enable its holder to purchase, at the Right's then-current exercise price, EastGroup Common Stock (or, in certain circumstances as determined by the Board, a combination of cash, property, common stock or other securities) having a value of twice the Right's exercise price.
     Under certain circumstances, if EastGroup is acquired in a merger or similar transaction with another person, or sells more than 50% of its assets, earning power or cash flow to another entity, each Right that has not previously been exercised will entitle its holder to purchase, at the Right's then-current exercise price, common stock of such other entity having a value of twice the Right's exercise price.
     EastGroup will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th day following public announcement that a 15% position has been acquired, or until the Board has determined a 9.8% holder to be an adverse person. Prior to such time, the Board of Directors may extend the redemption period.

(11) STOCK-BASED COMPENSATION

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

MANAGEMENT INCENTIVE PLAN
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004 (the 2004 Plan), which authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,715,523; 1,751,796; and 1,865,572 at December 31, 2007, 2006 and 2005, respectively. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based  compensation  was  $3,043,000,  $2,788,000  and $2,021,000 for
2007, 2006 and 2005, respectively, of which $978,000, $768,000 and $455,000 were capitalized as part of the Company's development costs for the respective years.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting occurs from 2 1/2 years to nine years from the date of grant for awards subject to service only. Restricted stock is granted to executive officers subject to the satisfaction of annual performance goals and multi-year market conditions as determined by the Compensation Committee with vesting over one to seven years from the grant date. Restricted stock is granted to non-executive officers and other employees subject only to continued service. Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123R. The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to
the straight-line method. The cost for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition (total shareholder return) was determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     In the second quarter of 2007, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals. These goals are for the period ending December 31, 2007, so any shares issued upon attainment of these goals will be issued after that date. The number of shares to be issued could range from zero to 34,973. These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. During 2007, 8,450 shares were granted to non-executive officers at a weighted average grant date fair value of $44.36 and are subject only to continued service as of the vesting date. These shares vest 1/3 on January 1, 2008, 2009, and 2010.
     In the second quarter of 2006, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals and multi-year market conditions. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was $26.34 per share with a total cost of approximately $2.1 million. These shares will vest over four years following the three-year performance measurement period which ends on December 31, 2008. In March 2007, 36,196 shares were awarded based on the attainment of the 2006 annual performance goals at a weighted average grant date fair value of $43.83 per share. These shares vested 20% on March 8, 2007, and will vest 20% per year over the next four years.
     During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded. Share certificates and dividends are delivered to the employee as they vest. As of December 31, 2007, there was $2,234,940 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 1.87 years.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2007, 2006 and 2005. The table does not include the shares granted in 2007 or 2006 that are contingent on performance goals or market conditions. Of the shares that vested in 2007, 2006 and 2005, 11,382 shares, 9,392 shares and 907 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As shown in the table below, the fair value of shares that were granted during 2007, 2006 and 2005 was $1,961,000, $4,511,000 and $1,008,000 respectively. As of the vesting date, the fair value of shares that vested during 2007, 2006 and 2005 was $4,350,000, $4,849,000, and $2,415,000, respectively.

                                                                   Years Ended December 31,
                                       -------------------------------------------------------------------------------
Restricted Stock Activity:                       2007                      2006                       2005
                                       -------------------------------------------------------------------------------
                                                     Weighted                  Weighted                    Weighted
                                                      Average                   Average                     Average
                                                    Grant Date                Grant Date                  Grant Date
                                          Shares    Fair Value      Shares    Fair Value       Shares     Fair Value
                                       -------------------------------------------------------------------------------
Nonvested at beginning of year....       196,671    $    28.66     177,444    $    23.01      204,348     $    22.25
Granted (1).......................        44,646         43.93     118,334         38.12       33,446          30.15
Forfeited.........................        (2,250)        23.52      (3,756)        22.07       (3,396)         22.94
Vested............................       (94,978)        31.42     (95,351)        30.15      (56,954)         24.50
                                       -----------               -----------                -----------
Nonvested at end of year..........       144,089         31.65     196,671         28.66      177,444          23.01
                                       ===========               ===========                ===========

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

Following is a vesting schedule of the total nonvested shares as of December 31, 2007:

Nonvested Shares Vesting Schedule              Number of Shares
----------------------------------------------------------------
2008......................................               83,120
2009......................................               43,677
2010......................................               10,056
2011......................................                7,236
                                               -----------------
Total Nonvested Shares....................              144,089
                                               =================

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. The intrinsic value realized by employees from the exercise of options during 2007, 2006 and 2005 was $1,492,000, $3,641,000 and $758,000, respectively. There were no employee stock options granted or forfeited during the years presented. Following is a summary of the total employee stock options exercised and expired with related weighted average exercise share prices for 2007, 2006 and 2005.

                                                                    Years Ended December 31,
                                       ------------------------------------------------------------------------------------------
Stock Option Activity:                           2007                         2006                           2005
                                       ------------------------------------------------------------------------------------------
                                                       Weighted                      Weighted                        Weighted
                                                        Average                       Average                         Average
                                          Shares    Exercise Price      Shares    Exercise Price       Shares     Exercise Price
                                       ------------------------------------------------------------------------------------------
Outstanding at beginning of year....     135,056    $      21.10       251,075    $      19.80        286,740     $      19.85
Exercised...........................     (58,400)          21.89      (116,019)          18.29        (34,665)           20.11
Expired.............................           -               -             -               -         (1,000)           24.40
                                       -----------                  ------------                    -----------
Outstanding at end of year..........      76,656           20.49       135,056           21.10        251,075            19.80
                                       ===========                  ============                    ===========

Exercisable at end of year..........      76,656    $      20.49       135,056    $      21.10        251,075     $      19.80

Employee outstanding stock options at December 31, 2007, all exercisable:
-----------------------------------------------------------------------------------------------
                                      Weighted Average
                                         Remaining          Weighted Average        Intrinsic
Exercise Price Range     Number       Contractual Life       Exercise Price           Value
-----------------------------------------------------------------------------------------------
$  18.50-25.30           76,656          1.7 years              $ 20.49            $1,637,000

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans.
     Directors were issued 3,048 shares, 3,402 shares and 1,200 shares of common stock for 2007, 2006 and 2005, respectively. In addition, in 2005, 481 shares of restricted stock at $41.57 were granted, of which 240 shares were vested as of December 31, 2007. The restricted stock vests 25% per year for four years. As of December 31, 2007, there was $7,500 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 1.50 years. There were 41,869 shares available for grant under the 2005 Plan at December 31, 2007.
     Stock-based compensation expense for directors was $155,000, $105,000 and $27,000 for 2007, 2006 and 2005, respectively. The intrinsic value realized by directors from the exercise of options was $218,000, $70,000 and $670,000 for 2007, 2006 and 2005, respectively.
     There were no director stock options granted or expired during the years presented below. Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2007, 2006 and 2005.

                                                                    Years Ended December 31,
                                       ------------------------------------------------------------------------------------------
Stock Option Activity:                           2007                         2006                           2005
                                       ------------------------------------------------------------------------------------------
                                                       Weighted                      Weighted                        Weighted
                                                        Average                       Average                         Average
                                         Shares     Exercise Price     Shares     Exercise Price      Shares      Exercise Price
                                       ------------------------------------------------------------------------------------------
Outstanding at beginning of year....     51,500     $      22.93       53,750     $      22.58        91,500      $      22.12
Exercised...........................     (8,750)           22.49       (2,250)           14.58       (37,750)            21.47
                                       ----------                    ----------                    -----------
Outstanding at end of year..........     42,750            23.01       51,500            22.93        53,750             22.58
                                       ==========                    ==========                    ===========

Exercisable at end of year..........     42,750     $      23.01       51,500     $      22.93        53,750      $      22.58

Director outstanding stock options at December 31, 2007, all exercisable:
-----------------------------------------------------------------------------------------------
                                      Weighted Average
                                         Remaining          Weighted Average        Intrinsic
Exercise Price Range     Number       Contractual Life       Exercise Price           Value
-----------------------------------------------------------------------------------------------
  $  20.25-26.60         42,750          3.3 years              $ 23.01              $805,000

(12) PREFERRED STOCK

Series D 7.95% Cumulative Redeemable Preferred Stock
     In July 2003, EastGroup sold 1,320,000 shares of 7.95% Series D Cumulative Redeemable Preferred Stock at $25.00 per share in a direct placement. The preferred stock is redeemable by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 2, 2008. The preferred stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company.
     The Company declared dividends of $1.9876 per share for Series D Preferred for each of the years 2007, 2006 and 2005.

(13) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for 2007, 2006 and 2005 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity and are summarized below.

                                                                            -------------------------------------------
                                                                               2007            2006            2005
                                                                            -------------------------------------------
                                                                                          (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of year.....................................   $     314              311              14
            Change in fair value of interest rate swap...................        (370)               3             297
                                                                            -------------------------------------------
        Balance at end of year...........................................   $     (56)             314             311
                                                                            ===========================================

(14) EARNINGS PER SHARE

     The Company applies SFAS No. 128, Earnings Per Share, which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                            -------------------------------------------
                                                                               2007            2006             2005
                                                                            -------------------------------------------
                                                                                          (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders..........   $  27,110           26,610          19,567
          Denominator-weighted average shares outstanding................      23,562           22,372          21,567
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders..........   $  27,110           26,610          19,567
          Denominator:
            Weighted average shares outstanding..........................      23,562           22,372          21,567
            Common stock options.........................................          87              143             171
            Nonvested restricted stock...................................         132              177             154
                                                                            -------------------------------------------
               Total Shares..............................................      23,781           22,692          21,892
                                                                            ===========================================

(15) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                              2007 Quarter Ended (1)                  2006 Quarter Ended (1)
                                                   ---------------------------------------------------------------------------------
                                                     Mar 31    Jun 30    Sep 30    Dec 31    Mar 31    Jun 30    Sep 30     Dec 31
                                                   ---------------------------------------------------------------------------------
                                                                       (In thousands, except per share data)
        Revenues...............................    $ 36,100    37,203    39,285    41,335    32,269    32,828    34,036     34,564
        Expenses...............................     (29,553)  (31,087)  (31,902)  (32,702)  (27,495)  (27,491)  (28,316)   (27,910)
                                                   ---------------------------------------------------------------------------------
        Income from continuing operations......       6,547     6,116     7,383     8,633     4,774     5,337     5,720      6,654
        Income from discontinued operations....          40        16       331       668     1,387       239       200      4,923
                                                   ---------------------------------------------------------------------------------
        Net income.............................       6,587     6,132     7,714     9,301     6,161     5,576     5,920     11,577
        Preferred dividends....................        (656)     (656)     (656)     (656)     (656)     (656)     (656)      (656)
                                                   ---------------------------------------------------------------------------------
        Net income available to common
           stockholders........................    $  5,931     5,476     7,058     8,645     5,505     4,920     5,264     10,921
                                                   =================================================================================
        BASIC PER SHARE DATA (2)
        Net income available to common
           stockholders........................    $    .25       .23       .30       .37       .25       .22       .24        .47
                                                   =================================================================================
        Weighted average shares outstanding....      23,531    23,550    23,562    23,605    21,881    21,932    22,235     23,425
                                                   =================================================================================
        DILUTED PER SHARE DATA (2)
        Net income available to common
           stockholders........................    $    .25       .23       .30       .36       .25       .22       .23        .46
                                                   =================================================================================
        Weighted average shares outstanding....      23,769    23,776    23,778    23,819    22,208    22,237    22,553     23,749
                                                   =================================================================================

(1) Certain reclassifications have been made to the quarterly data previously disclosed due to the disposal of properties in 2007 and 2006 whose results of operations were reclassified to discontinued operations in the consolidated financial statements.

(2) The above quarterly earnings per share calculations are based on the weighted average number of common shares outstanding during each quarter for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each quarter for diluted earnings per share. The annual earnings per share calculations in the Consolidated Statements of Income are based on the weighted average number of common shares outstanding during each year for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each year for diluted earnings per share. The sum of quarterly financial data may vary from the annual data due to rounding.

(16) DEFINED CONTRIBUTION PLAN

     EastGroup maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions. The Company's total expense for this plan was $429,000, $378,000 and $387,000 for 2007, 2006 and 2005, respectively.

(17) LEGAL MATTERS

     The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2007 and 2006. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                            --------------------------------------------------------
                                                         2007                         2006
                                            --------------------------------------------------------
                                               Carrying         Fair        Carrying        Fair
                                                Amount          Value        Amount         Value
                                            --------------------------------------------------------
                                                                  (In thousands)
        Financial Assets
           Cash and cash equivalents......  $       724            724           940           940
           Interest rate swap.............            -              -           314           314
        Financial Liabilities
           Interest rate swap.............           56             56             -             -
           Mortgage notes payable.........      465,360        470,335       417,440       421,271
           Notes payable to banks.........      135,444        135,444        29,066        29,066

Carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions, except as indicated in the notes below.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.
Interest Rate Swap: The fair value of the interest rate swap is the amount at which it could be settled, based on estimates obtained from the counterparty. The interest rate swap is shown on the consolidated balance sheets under Other Liabilities and Other Assets in 2007 and 2006, respectively.
Mortgage Notes Payable: The fair value of the Company's mortgage notes payable is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers. Notes Payable to Banks: The carrying amounts approximate fair value because of the variable rates of interest on the debt and the associated credit spread approximates market.

(19) SUBSEQUENT EVENTS

     On January 4, 2008, EastGroup executed a four-year, $200 million unsecured revolving credit facility with a group of seven banks which was arranged by PNC Capital Markets LLC. The interest rate on this line of credit is based on the LIBOR index and varies according to total liability to total asset value ratios, with an annual facility fee of 15-20 basis points. Under this facility, the Company's interest rate is currently LIBOR plus .70% with an annual facility fee of .20%. This line of credit, which matures in January 2012, can be expanded by $100 million and has an option for a one-year extension. This credit facility replaces the three-year, $175 million credit facility that expired in January 2008.
     Also on January 4, 2008, the Company executed a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. The interest rate on this line of credit is based on the LIBOR index and varies according to total liability to total asset value ratios. Under this facility, EastGroup's current interest rate is LIBOR plus .75% with no annual facility fee. This credit facility replaces the one-year, $20 million credit facility that expired in January 2008.
     The Company is under contract to purchase a portfolio of properties in Charlotte for a total purchase price of $41.9 million. The portfolio consists of five buildings with 669,000 square feet in four different locations and 9.9 acres of developable land.
     In December 2007, EastGroup executed an application for a $78 million, non-recourse first mortgage loan secured by properties containing 1.6 million square feet. The loan is expected to close in March 2008 and will have a fixed rate of 5.50%, a seven-year term and an amortization schedule of 20 years. The proceeds of this mortgage will be used to reduce variable rate bank borrowings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of February 27, 2008, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the 2007 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Jackson, Mississippi                            KPMG LLP
February 27, 2008

                                  SCHEDULE III
               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2007 (In thousands)

                                                                         Gross Amount at
                                   Initial Cost                          which Carried at
                                  to the Company                         Close of Period
                               ---------------------                --------------------------
                                                         Costs
                                                      Capitalized                                Accumulated
                                      Buildings and  Subsequent to        Buildings and          Depreciation     Year      Year
Description       Encumbrances  Land  Improvements    Acqusition    Land  Improvements   Total  Dec. 31, 2007   Acquired Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Properties (c):
Industrial:
FLORIDA
  Jacksonville
   Deerwood       $       -      1,147     1,799        1,417       1,147      3,216     4,363     1,442          1989          1978
   Phillips               -      1,375     2,961        3,426       1,375      6,387     7,762     2,819          1994       1984/95
   Lake Pointe (l)   16,236      3,442     6,450        4,166       3,442     10,616    14,058     5,696          1993       1986/87
   Ellis                  -        540     7,513          362         540      7,875     8,415     2,347          1997          1977
   Westside               -      1,170    12,400        3,932       1,170     16,332    17,502     5,343          1997          1984
   Beach                  -        476     1,899          559         476      2,458     2,934       734          2000          2000
   Interstate Dist.   4,724      1,879     5,700          296       1,879      5,996     7,875     1,176          2005          1990
  Orlando
   Chancellor             -        291     1,711           90         291      1,801     2,092       687       1996/97       1996/97
   Exchange I             -        603     2,414        1,548         603      3,962     4,565     1,882          1994          1975
   Exchange II            -        300       945           42         300        987     1,287       355          2002          1976
   Exchange III           -        320       997           17         320      1,014     1,334       357          2002          1980
   Sunbelt
    Center (j)        7,734      1,474     5,745        4,251       1,474      9,996    11,470     4,556    1989/97/98 1974/87/97/98
   John Young I           -        497     2,444          567         497      3,011     3,508       955       1997/98       1997/98
   John Young II          -        512     3,613           87         512      3,700     4,212     1,371          1998          1999
   Altamonte I            -      1,518     2,661        1,055       1,518      3,716     5,234     1,757          1999       1980/82
   Altamonte II           -        745     2,618          536         745      3,154     3,899       722          2003          1975
   Sunport I              -        555     1,977          590         555      2,567     3,122       813          1999          1999
   Sunport II             -        597     3,271          891         597      4,162     4,759     1,990          1999          2001
   Sunport III            -        642     3,121          442         642      3,563     4,205     1,133          1999          2002
   Sunport IV             -        642     2,917          315         642      3,232     3,874       604          1999          2004
   Sunport V              -        750     2,509        1,854         750      4,363     5,113       797          1999          2005
   Sunport VI             -        672         -        3,306         672      3,306     3,978       231          1999          2006
   Southridge I           -        373         -        4,445         701      4,117     4,818       650          2003          2006
   Southridge II          -        342         -        3,888         621      3,609     4,230       227          2003          2007
   Southridge III         -        547         -        4,898         873      4,572     5,445       132          2003          2007
   Southridge IV          -        506         -        4,326         776      4,056     4,832       289          2003          2006
   Southridge V           -        382         -        4,153         638      3,897     4,535       495          2003          2006
   Southridge VI          -        571         -        4,752         843      4,480     5,323       154          2003          2007
  Tampa
   56th Street            -        843     3,567        2,325         843      5,892     6,735     3,262          1993    1981/86/97
   Jetport                -      1,575     6,591        2,849       1,575      9,440    11,015     4,566       1993-99       1974-85
   Westport               -        980     3,800        1,983         980      5,783     6,763     2,672          1994       1983/87
   Benjamin I & II        -        843     3,963          409         883      4,332     5,215     1,924          1997          1996
   Benjamin III           -        407     1,503          276         407      1,779     2,186     1,040          1999          1988
   Palm River
    Center                -      1,190     4,625        1,201       1,190      5,826     7,016     2,471       1997/98    1990/97/98
   Palm River
    North I & III (k) 5,565      1,005     4,688        1,581       1,005      6,269     7,274     1,865          1998          2000
   Palm River
    North II (k)      5,107        724     4,418          249         634      4,757     5,391     1,508       1997/98          1999
   Palm River South I     -        655     3,187          336         655      3,523     4,178       532          2000          2005
   Palm River South II    -        655         -        4,262         655      4,262     4,917       529          2000          2006
   Walden I               -        337     3,318          302         337      3,620     3,957     1,121       1997/98          2001
   Walden II              -        465     3,738          535         465      4,273     4,738     1,531          1998          1998
   Oak Creek I        1,010      1,110     6,126          212       1,109      6,339     7,448     1,823          1998          1998
   Oak Creek II           -        647     3,603          418         647      4,021     4,668       894          2003          2001
   Oak Creek III          -        665         -        2,925         665      2,925     3,590       172          2005          2007
   Oak Creek IV       4,134        805     6,472          (58)        805      6,414     7,219       750          2005          2001
   Oak Creek V            -      1,114         -        4,763       1,114      4,763     5,877        27          2005          2007
   Airport Commerce       -      1,257     4,012          698       1,257      4,710     5,967     1,429          1998          1998
   Westlake (k)       7,090      1,333     6,998          992       1,333      7,990     9,323     2,996          1998       1998/99
   Expressway II          -      1,013     3,247          175       1,013      3,422     4,435       807          2003          2001
   Expressway I           -        915     5,346          310         915      5,656     6,571     1,106          2002          2004
  Fort Myers
   SunCoast II            -        911         -        4,756         928      4,739     5,667        63          2005          2007


  Fort Lauderdale/
   Pompano Beach area
   Linpro                 -        613     2,243        1,141         616      3,381     3,997     1,681          1996          1986
   Cypress Creek          -          -     2,465        1,248           -      3,713     3,713     1,464          1997          1986
   Lockhart               -          -     3,489        1,851           -      5,340     5,340     1,961          1997          1986
   Interstate Commerce    -        485     2,652          431         485      3,083     3,568     1,254          1998          1988
   Sample 95              -      2,202     8,785        1,795       2,202     10,580    12,782     3,797       1996/98       1990/99
   Blue Heron             -        975     3,626        1,527         975      5,153     6,128     1,559          1999          1986
   Blue Heron II      1,735      1,385     4,222          756       1,385      4,978     6,363       935          2004          1988
   Executive Airport      -      1,991     4,857        4,697       1,991      9,554    11,545     1,455          2001       2004/06
NORTH CAROLINA
  Charlotte
   NorthPark (f)     18,979      2,758    15,932          116       2,758     16,048    18,806     1,606          2006       1987-89
   Westinghouse           -        765     4,303          290         765      4,593     5,358       195          2007          1983
   Lindbergh I & II       -        470     3,401           38         470      3,439     3,909       265          2007       2001/03
   Nations Ford           -      3,924    16,171          127       3,924     16,298    20,222     1,446          2007       1989/94
CALIFORNIA
  San Francisco area
   Wiegman (m)       13,785      2,197     8,788        1,014       2,308      9,691    11,999     3,054          1996       1986/87
   Huntwood (m)      22,891      3,842    15,368          716       3,842     16,084    19,926     5,541          1996          1988
   San Clemente           -        893     2,004           92         893      2,096     2,989       598          1997          1978
   Yosemite               -        259     7,058          709         259      7,767     8,026     2,213          1999       1974/87
  Los Angeles area
   Kingsview (e)      1,570        643     2,573            7         643      2,580     3,223       796          1996          1980
   Dominguez (e)      5,436      2,006     8,025        1,128       2,006      9,153    11,159     3,400          1996          1977
   Main Street (i)    3,817      1,606     4,103          532       1,606      4,635     6,241     1,476          1999          1999
   Walnut (e)         4,123      2,885     5,274          306       2,885      5,580     8,465     1,924          1996       1966/90
   Washington (e)     3,361      1,636     4,900          364       1,636      5,264     6,900     1,663          1997       1996/97
   Ethan Allen (f)   12,932      2,544    10,175           95       2,544     10,270    12,814     3,277          1998          1980
   Industry I (e)    11,477     10,230    12,373          957      10,230     13,330    23,560     4,234          1998          1959
   Industry III           -          -     3,012           10           -      3,022     3,022        38          2007          1992
   Chestnut (i)       3,224      1,674     3,465          132       1,674      3,597     5,271       965          1998          1999
   Los Angeles
    Corporate Center      -      1,363     5,453        1,244       1,363      6,697     8,060     2,415          1996          1986
  Santa Barbara
   University Bus.
    Center           15,166      5,517    22,067        2,571       5,520     24,635    30,155     8,409          1996       1987/88
   Castilian
    (Redevelopment)       -      2,719     1,410        4,790       2,719      6,200     8,919        55          2005          2007
  Fresno
   Shaw (e)           7,820      2,465    11,627        1,962       2,465     13,589    16,054     4,888          1998    1978/81/87
  San Diego
   Eastlake               -      3,046     6,888        1,224       3,046      8,112    11,158     2,648          1997          1989
TEXAS
  Dallas
   Interstate
    I & II (h)        4,845      1,757     4,941        1,748       1,746      6,700     8,446     3,896          1988          1978
   Interstate
    III (h)           1,821        520     2,008          646         519      2,655     3,174       880          2000          1979
   Interstate IV          -        416     2,481           99         416      2,580     2,996       450          2004          2002
   Venture (h)        3,776      1,452     3,762        1,369       1,452      5,131     6,583     2,883          1988          1979
   Stemmons
    Circle (h)        1,537        363     2,014          300         363      2,314     2,677     1,016          1998          1977
   Ambassador Row         -      1,156     4,625        1,587       1,156      6,212     7,368     2,926          1998       1958/65
   North
    Stemmons I (i)    2,566        619     3,264          312         619      3,576     4,195     1,057          2001          1979
   North
    Stemmons II           -        150       583          183         150        766       916       250          2002          1971
   North
    Stemmons III          -        380     2,066            2         380      2,068     2,448        59          2007          1974
   Shady Trail (k)    3,161        635     3,621          118         635      3,739     4,374       676          2003          1998
  Houston
   Northwest
    Point (j)         6,509      1,243     5,640        2,770       1,243      8,410     9,653     3,550          1994       1984/85
   Lockwood (j)       5,180        749     5,444        1,489         749      6,933     7,682     2,136          1997       1968/69
   West Loop (h)      3,869        905     4,383        1,457         905      5,840     6,745     2,230     1997/2000          1980
   World Houston
    1 & 2 (f)         7,514        660     5,893          892         660      6,785     7,445     2,518          1998          1996
   World Houston
    3, 4 & 5 (g)      4,889      1,025     6,413          300       1,025      6,713     7,738     2,616          1998          1998



   World
    Houston 6 (g)     2,214        425     2,423           55         425      2,478     2,903       882          1998          1998
   World Houston
    7 & 8 (g)         5,628        680     4,584        3,231         680      7,815     8,495     2,921          1998          1998
   World
    Houston 9 (g)     4,890        800     4,355        1,460         800      5,815     6,615     1,341          1998          1998
   World
    Houston 10 (j)    3,892        933     4,779           59         933      4,838     5,771     1,151          2001          1999
   World
    Houston 11 (j)    3,473        638     3,764          748         638      4,512     5,150     1,185          1999          1999
   World
    Houston 12 (i)    1,798        340     2,419          181         340      2,600     2,940       705          2000          2002
   World
    Houston 13 (i)    1,855        282     2,569          182         282      2,751     3,033     1,229          2000          2002
   World
    Houston 14 (j)    2,527        722     2,629          397         722      3,026     3,748       900          2000          2003
   World
    Houston 15            -        731         -        5,369         731      5,369     6,100       286          2000          2007
   World
    Houston 16 (n)    4,877        519     4,248          159         519      4,407     4,926       724          2000          2005
   World
    Houston 17 (k)    2,762        373     1,945          758         373      2,703     3,076       351          2000          2004
   World
    Houston 18            -        323     1,512           27         323      1,539     1,862       191          2005          1995
   World
    Houston 19 (l)    3,903        373     2,256          750         373      3,006     3,379       803          2000          2004
   World
    Houston 20 (l)    4,726        346     1,948        1,798       1,008      3,084     4,092       594          2000          2004
   World
    Houston 21 (f)    3,928        436         -        3,456         436      3,456     3,892       142       2000/03          2006
   World
    Houston 22            -        436         -        4,206         436      4,206     4,642        92          2000          2007
   World
    Houston 23 (f)    7,994        910         -        7,011         910      7,011     7,921       184          2000          2007
   America Plaza (g)  3,506        662     4,660          450         662      5,110     5,772     1,762          1998          1996
   Central Green (g)  3,137        566     4,031           97         566      4,128     4,694     1,411          1999          1998
   Glenmont (h)       4,775        936     6,161        1,226         937      7,386     8,323     2,511          1998     1999/2000
   Techway I (j)      3,875        729     3,765        1,252         729      5,017     5,746     1,111          2000          2001
   Techway II (l)     5,252        550     3,689          308         550      3,997     4,547       885          2000          2004
   Techway III            -        597         -        5,178         751      5,024     5,775       258          1999          2006
   Beltway I (j)      4,817        458     5,712          973         458      6,685     7,143     1,716          2002          2001
   Beltway II             -        415         -        2,745         415      2,745     3,160        62          2005          2007
   Kirby (k)          3,102        530     3,153          240         530      3,393     3,923       453          2004          1980
   Clay Campbell          -        742     2,998          234         742      3,232     3,974       666          2005          1982
  El Paso
   Butterfield
    Trail (h)        15,286          -    22,144        4,505           -     26,649    26,649    10,911     1997/2000       1987/95
   Rojas (h)          3,706        900     3,659        1,901         900      5,560     6,460     2,945          1999          1986
   Americas
    Ten I (k)         3,050        526     2,778          982         526      3,760     4,286     1,075          2001          2003
  San Antonio
   Alamo Downs (n)    8,115      1,342     6,338          517       1,342      6,855     8,197     1,607          2004     1986/2002
   Arion (n)         35,871      4,593    31,432          208       4,143     32,090    36,233     6,622          2005  1988-2000/06
   Arion 14 (n)       3,652        423         -        3,266         423      3,266     3,689       195          2005          2006
   Arion 16 (f)       3,935        427         -        3,472         427      3,472     3,899        87          2005          2007
   Arion 17 (n)       3,771        616         -        3,193         616      3,193     3,809        86          2005          2007
   Wetmore                -      1,494    10,804        1,107       1,494     11,911    13,405     1,862          2005       1998/99
   Fairgrounds            -      1,644     8,209           69       1,644      8,278     9,922       389          2007       1985/86
   Alamo Ridge land       -        591         -            2         593          -       593         -          2007           n/a
ARIZONA
  Phoenix area
   Broadway I (i)     2,867        837     3,349          501         837      3,850     4,687     1,549          1996          1971
   Broadway II            -        455       482          125         455        607     1,062       282          1999          1971
   Broadway III (i)   1,586        775     1,742           76         775      1,818     2,593       686          2000          1983
   Broadway IV (i)    1,373        380     1,652          212         380      1,864     2,244       676          2000          1986
   Broadway V (j)     1,003        353     1,090           44         353      1,134     1,487       367          2002          1980
   Broadway VI (f)    2,617        599     1,855          139         599      1,994     2,593       680          2002          1979
   Kyrene               669        850     2,044          349         850      2,393     3,243       985          1999          1981
   Kyrene II              -        640     2,409          550         640      2,959     3,599     1,013          1999          2001
   Metro                  -      1,927     7,708        4,002       1,927     11,710    13,637     3,738          1996       1977/79
   35th Avenue (j)    2,018        418     2,381          194         418      2,575     2,993       761          1997          1967
   Estrella               -        628     4,694          302         628      4,996     5,624     1,433          1998          1988
   51st Avenue (i)    1,703        300     2,029          455         300      2,484     2,784       824          1998          1987
   East University
    I and II (f)      5,941      1,120     4,482          285       1,120      4,767     5,887     1,680          1998       1987/89
   55th Avenue (f)    5,071        912     3,717          396         917      4,108     5,025     1,469          1998          1987
   Interstate
    Commons I             -        798     3,632          434         798      4,066     4,864     1,404          1999          1988


   Interstate
    Commons II            -        320     2,448          256         320      2,704     3,024       739          1999          2000
   Southpark (i)      2,585        918     2,738          570         918      3,308     4,226       868          2001          2000
   Airport Commons        -      1,000     1,510          178       1,000      1,688     2,688       468          2003          1971
   Santan 10 I (n)    3,695        846     2,647          239         846      2,886     3,732       623          2001          2005
   Santan 10 II (f)   5,574      1,088         -        4,435       1,088      4,435     5,523       228          2004          2007
  Tucson
   Country Club I (l) 6,488        506     3,564        1,547         506      5,111     5,617     1,188     1997/2003     1994/2003
   Airport Dist. (i)  4,328      1,103     4,672        1,301       1,103      5,973     7,076     1,693          1998          1995
   Southpointe (i)    4,224          -     3,982        2,924           -      6,906     6,906     1,983          1999          1989
   Benan                  -        707     1,842          394         707      2,236     2,943       455          2005          2001
   Country Club II        -        415     3,381            3         415      3,384     3,799        82          2007          2000
TENNESSEE
  Memphis
   Air Park I             -        250     1,916          239         250      2,155     2,405       727          1998          1975
   Delp III               -        130       538           68         130        606       736       246          1998          1977
LOUISIANA
  New Orleans
   Elmwood                -      2,861     6,337        2,338       2,861      8,675    11,536     4,443          1997          1979
   Riverbend              -      2,592    17,623        1,799       2,592     19,422    22,014     7,346          1997          1984
COLORADO
  Denver
   Rampart I(n)       5,495      1,023     3,861          666       1,023      4,527     5,550     2,391          1988          1987
   Rampart II(n)      4,052        230     2,977          886         230      3,863     4,093     1,913       1996/97       1996/97
   Rampart III (n)    6,203      1,098     3,884        1,283       1,098      5,167     6,265     1,723       1997/98          1999
   Concord                -      1,083     4,728            -       1,083      4,728     5,811        12          2007          2000
OKLAHOMA
  Oklahoma City
   Northpointe            -        777     3,113          654         998      3,546     4,544       917          1998       1996/97
  Tulsa
   Braniff Park West      -      1,066     4,641        1,969       1,066      6,610     7,676     2,770          1996          1974
MISSISSIPPI
   Interchange (i)    4,258        343     5,007        1,611         343      6,618     6,961     2,636          1997          1981
   Tower              9,710          -     9,958        1,172           -     11,130    11,130     1,941          2001          2002
   Metro Airport I        -        303     1,479          857         303      2,336     2,639       553          2001          2003
                   --------------------------------------------------------------------------------------
                    465,360    173,099   713,790      228,077     175,496    939,470 1,114,966   268,944
                   --------------------------------------------------------------------------------------
Industrial
 Development (d):
FLORIDA
 Oak Creek A & B          -        512         -        2,429         512      2,429     2,941         -          2005           n/a
 Oak Creek land           -      2,490         -        5,992       3,438      5,044     8,482         -          2005           n/a
 SouthRidge land          -      4,471         -       24,517       6,951     22,037    28,988        11       2003/05           n/a
 Blue Heron III           -        450         -          361         450        361       811         -          2004           n/a
 SunCoast I               -        911         -        4,165         928      4,148     5,076        35          2005           n/a
 SunCoast land            -     12,626         -        4,367      12,866      4,127    16,993         -          2006           n/a
CALIFORNIA
TEXAS
 Techway IV               -        535         -        1,433         674      1,294     1,968         -          1999           n/a
 World Houston 24         -        838         -        4,327         838      4,327     5,165         -          2005           n/a
 World Houston 25         -        508         -        2,686         508      2,686     3,194         -          2005           n/a
 World Houston 27         -        838         -        1,645         838      1,645     2,483         -          2005           n/a
 World Houston land       -      3,401         -        1,082       3,401      1,082     4,483         - 2000/03/05/06           n/a
 Beltway III & IV         -        920         -        5,292         920      5,292     6,212       129          2005           n/a
 Beltway V                -        701         -        3,045         701      3,045     3,746         -          2005           n/a
 Beltway VI               -        618         -        2,905         618      2,905     3,523         -          2005           n/a
 Beltway land             -      1,486         -          339       1,486        339     1,825         -          2005           n/a
 Beltway
  Phase II land           -      1,841         -          138       1,841        138     1,979         -          2007           n/a
 Lee Road land            -      5,975         -          288       5,975        288     6,263         -          2007           n/a
 Americas Ten II & III    -      1,365         -        1,079       1,365      1,079     2,444         -          2001           n/a
 Arion 18                 -        418         -        1,537         418      1,537     1,955         -          2005           n/a
 Wetmore Phase II,
  Building A              -        412         -        2,389         412      2,389     2,801         7          2006           n/a
 Wetmore Phase II,
  Buildings B & C         -      1,051         -        5,329       1,051      5,329     6,380         -          2006           n/a
 Wetmore Phase II,
  Building D              -      1,056         -        1,929       1,056      1,929     2,985         -          2006           n/a
 Alamo Ridge land         -      2,449         -          117       2,449        117     2,566         -          2007           n/a
COLORADO
 Centennial Park
  (Redevelopment)         -        750     3,319          678         750      3,997     4,747         -          2007           n/a
ARIZONA
 40th Street              -        703         -        4,444         703      4,444     5,147         -          2004           n/a
 Interstate
  Commons III             -        242         -        2,806         242      2,806     3,048         6          2000           n/a
 Sky Harbor land          -      5,840         -        8,168       5,840      8,168    14,008         -          2006           n/a
 Airport Dist. II         -        300         -           67         300         67       367         -          2000           n/a
 Country Club land        -      1,434         -          244       1,434        244     1,678         -          2007           n/a
MISSISSIPPI
 Metro Airport II         -        307         -          398         307        398       705         -          2001           n/a
                   --------------------------------------------------------------------------------------
                          -     55,448     3,319       94,196      59,272     93,691   152,963       188
                   --------------------------------------------------------------------------------------
Total real estate
  owned (a)(b)     $465,360    228,547   717,109      322,273     234,768  1,033,161 1,267,929   269,132
                   ======================================================================================

                                       55

(a) Changes in Real Estate Properties follow:

                                                                    Years Ended December 31,
                                                             --------------------------------------
                                                                2007          2006          2005
                                                             --------------------------------------
                                                                         (In thousands)
     Balance at beginning of year..........................  $ 1,088,896     1,021,841     887,506
     Purchase of real estate properties....................       54,543        18,690      71,103
     Development of real estate properties.................      112,960        77,666      58,192
     Improvements to real estate properties................       15,881        13,470      11,262
     Carrying amount of investments sold...................       (3,791)      (42,485)     (6,034)
     Write-off of improvements.............................         (560)         (213)       (188)
     Other.................................................            -           (73)          -
                                                             --------------------------------------
     Balance at end of year (1) ...........................  $ 1,267,929     1,088,896   1,021,841
                                                             ======================================

     (1) Includes 20% minority interests in Castilian Research Center of $1,784,000 at December 31, 2007 and $981,000 at December 31, 2006 and in
     University Business Center of $6,031,000 and $5,926,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

                                                                    Years Ended December 31,
                                                             --------------------------------------
                                                                2007          2006          2005
                                                             --------------------------------------
                                                                         (In thousands)
     Balance at beginning of year..........................  $   231,106       206,427     175,062
     Depreciation expense..................................       39,688        35,428      32,693
     Accumulated depreciation on assets sold...............       (1,102)      (10,630)     (1,234)
     Other.................................................         (560)         (119)        (94)
                                                             --------------------------------------
     Balance at end of year ...............................  $   269,132       231,106     206,427
                                                             ======================================

(b) The estimated aggregate cost of real estate properties at December 31, 2007 for federal income tax purposes was approximately $1,210,155,000 before estimated accumulated tax depreciation of $173,555,000. The federal income tax return for the year ended December 31, 2007 has not been filed and, accordingly, this estimate is based on preliminary data.

(c) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d) The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)  EastGroup  has  a  $33,787,000   non-recourse   first  mortgage  loan  with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry Distribution Center I and Shaw.

(f) EastGroup has a $74,485,000 non-recourse first mortgage loan with Prudential Life secured by Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16, Ethan Allen, Northpark I-IV, South 55th Avenue, East University I & II and Santan 10 II.

(g) EastGroup has a $24,264,000 non-recourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3-9.

(h)  EastGroup  has  a  $39,615,000   non-recourse  first   mortgage  loan  with
Metropolitan Life secured by Interstate I, II & III, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas.

(i) EastGroup has a $36,184,000 non-recourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I and World Houston 12 & 13.

(j) EastGroup has a $41,028,000 non-recourse first mortgage loan with Prudential Life secured by Broadway V, 35th Avenue, Sunbelt, Freeport (aka Beltway Crossing
I), Lockwood,  Northwest Point,  Techway  Southwest I and World Houston 10, 11 &
14.

(k) EastGroup has a $29,837,000 non-recourse first mortgage loan with New York Life secured by World Houston 17, Kirby, Americas Ten I, Shady Trail, Palm River North I, II & III and Westlake I & II.

(l) EastGroup has a $36,605,000 non-recourse first mortgage loan with Prudential Life secured by Country Club Commerce Center I, Lake Pointe, Techway Southwest II and World Houston 19 & 20.

(m) EastGroup has a $36,676,000 non-recourse first mortgage loan with Prudential Life secured by Huntwood and Wiegman.

(n) EastGroup has a $75,731,000 non-recourse first mortgage loan with Prudential Life secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16.

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2007

                                            Number of       Interest       Maturity               Periodic
                                              Loans           Rate           Date              Payment Terms
                                           ----------------------------------------------------------------------
Second mortgage loan:
   Madisonville land, Kentucky                  1             7.00%         01/12          Principal and interest
                                                                                                   monthly
                                           -----------
Total mortgage loans (c)                        1
                                           ===========

                                                                                              Principal
                                            Face Amount          Carrying                  Amount of Loans
                                            of Mortgages         Amount of              Subject to Delinquent
                                           Dec. 31, 2007         Mortgages             Principal or Interest (d)
                                           ----------------------------------------------------------------------
                                                                       (In thousands)
Second mortgage loan:
   Madisonville land, Kentucky             $        132            132                            -
                                           ----------------------------------------------------------------------
Total mortgage loans                       $        132            132  (a)(b)                    -
                                           ======================================================================

(a)  Changes in mortgage loans follow:

                                                                     Years Ended December 31,
                                                              --------------------------------------
                                                                 2007          2006          2005
                                                              --------------------------------------
                                                                          (In thousands)
Balance at beginning of year................................  $      162           -          7,550
Advances on mortgage notes receivable.......................           -         185              -
Payments on mortgage notes receivable.......................         (30)        (23)        (7,550)
                                                              --------------------------------------
Balance at end of year......................................  $      132         162              -
                                                              ======================================

(b) The aggregate cost for federal income tax purposes is zero.

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

               EASTGROUP PROPERTIES, INC.

               By: /s/ DAVID H. HOSTER II
                   -------------------------------------------------------------
               David H. Hoster II, Chief Executive Officer, President & Director February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*                                          *
---------------------------------------    -------------------------------------
D. Pike Aloian, Director                   H. C. Bailey, Jr., Director
February 26, 2008                          February 26, 2008

*                                          *
---------------------------------------    -------------------------------------
Hayden C. Eaves III, Director              Fredric H. Gould, Director
February 26, 2008                          February 26, 2008

*                                          *
---------------------------------------    -------------------------------------
Mary Elizabeth McCormick, Director         David M. Osnos, Director
February 26, 2008                          February 26, 2008

*                                          /s/ N. KEITH MCKEY
---------------------------------------    -------------------------------------
Leland R. Speed, Chairman of the Board     * By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)              February 28, 2008
February 26, 2008

/s/BRUCE CORKERN
--------------------------------------------------------------------------
Bruce Corkern, Sr. Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
February 28, 2008

/s/N. KEITH MCKEY
---------------------------------------------------------
N. Keith McKey, Executive Vice-President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)
February 28, 2008

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

(3) Exhibits required by Item 601 of Regulation S-K:

     (3)  Articles of Incorporation and Bylaws

          (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
          (b) Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 13, 2007).
          (c) Articles Supplementary of the Company relating to the Series C Preferred Stock (incorporated by reference to Exhibit A to
               Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
          (d) Articles Supplementary of the Company relating to the 7.95% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3 to the Company's Form 8-A filed June 6,
               2003).

     (4)  Instruments Defining the Rights of Security Holders

          (a) Rights Agreement dated as of December 3, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed December 9, 1998).
          (b) First Amendment to Rights Agreement dated December 20, 2004 between the Company and Equiserve Trust Company, N.A., which replaced Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed December 22, 2004).
          (c) Second Amendment to Rights Agreement dated as of July 23, 2007 between the Company and Wells Fargo Bank, National Association, as Rights Agent (incorporated by reference to Exchibit 4.1 to the Company's Form 8-K filed July 23, 2007).

     (10) Material Contracts (*Indicates management or compensatory agreement):

          (a) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
          (b) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
          (c) Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed January 8, 2007).*
          (d) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1,
               2000).*
          (e) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27,
               2004).*
          (f) Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 2006). *
          (g) Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed January 8, 2007).*
          (h) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2,
               2005).*
          (i) Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2006).*
          (j) Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed January 8, 2007).*
          (k) Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to
               Exhibit 10(b) to the Company's Form 8-K filed January 8, 2007).*
          (l) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
          (m) Annual Cash Bonus and 2007 Annual Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed June 5, 2007).*
          (n) Multi-Year Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*

          (o) Second Amended and Restated Credit Agreement Dated January 4, 2008 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Regions Bank and SunTrust Bank as Co-Syndication Agents; Wells Fargo Bank, National Association as Documentation Agent; and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner; and the Lenders there under (incorporated by reference to Exhibit
               10.1 to the Company's Form 8-K filed January 10, 2008).

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