Form 10-Q
period 2008-03-31
EASTGROUP PROPERTIES INC
filed 2008-05-07
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008              COMMISSION FILE NUMBER 1-07094

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

  Large Accelerated Filer (x) Accelerated Filer ( ) Non-accelerated Filer ( )
                         Smaller Reporting Company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of May 6, 2008 was 24,889,840.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2008

                                                                                    Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  balance sheets,  March 31, 2008 (unaudited) and December
          31, 2007                                                                     3

          Consolidated statements of income for the three months ended March 31,
          2008 and 2007 (unaudited)                                                    4

          Consolidated  statement  of  changes in  stockholders'  equity for the
          three months ended March 31, 2008 (unaudited)                                5

          Consolidated statements of cash flows for the three months ended March
          31, 2008 and 2007 (unaudited)                                                6

          Notes to consolidated financial statements (unaudited)                       7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                               12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  22

Item 4.   Controls and Procedures                                                     23

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                                23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                 23

Item 6.   Exhibits                                                                    23

SIGNATURES

Authorized signatures                                                                 24

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                 March 31, 2008       December 31, 2007
                                                                                ----------------------------------------
                                                                                   (Unaudited)
ASSETS
  Real estate properties....................................................    $    1,186,416                1,114,966
  Development...............................................................           150,952                  152,963
                                                                                ----------------------------------------
                                                                                     1,337,368                1,267,929
    Less accumulated depreciation...........................................          (279,354)                (269,132)
                                                                                ----------------------------------------
                                                                                     1,058,014                  998,797

  Unconsolidated investment.................................................             2,649                    2,630
  Cash......................................................................               187                      724
  Other assets..............................................................            54,937                   53,682
                                                                                ----------------------------------------
    TOTAL ASSETS............................................................     $   1,115,787                1,055,833
                                                                                ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................    $      539,585                  465,360
  Notes payable to banks....................................................           132,707                  135,444
  Accounts payable & accrued expenses.......................................            29,078                   34,179
  Other liabilities.........................................................            14,412                   16,153
                                                                                ----------------------------------------
                                                                                       715,782                  651,136
                                                                                ----------------------------------------

Minority interest in joint ventures.........................................             2,392                    2,312
                                                                                ----------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued........................................................                 -                        -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
    issued; stated liquidation preference of $33,000........................            32,326                   32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    23,839,840 shares issued and outstanding at March 31, 2008 and
    23,808,768 at December 31, 2007.........................................                 2                        2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued........................................................                 -                        -
  Additional paid-in capital on common shares...............................           468,086                  467,573
  Distributions in excess of earnings.......................................          (102,450)                 (97,460)
  Accumulated other comprehensive loss......................................              (351)                     (56)
                                                                                ----------------------------------------
                                                                                       397,613                  402,385
                                                                                ----------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................    $    1,115,787                1,055,833
                                                                                ========================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                   2008                 2007
                                                                                -------------------------------
REVENUES
  Income from real estate operations.......................................     $  40,245              35,970
  Other income.............................................................           195                  25
                                                                                -------------------------------
                                                                                   40,440              35,995
                                                                                -------------------------------
EXPENSES

  Expenses from real estate operations.....................................        10,880              10,055
  Depreciation and amortization............................................        12,418              11,149
  General and administrative...............................................         2,081               2,029
                                                                                -------------------------------
                                                                                   25,379              23,233
                                                                                -------------------------------

OPERATING INCOME...........................................................        15,061              12,762

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment..........................            80                  76
  Gain on sale of land.....................................................             7                   7
  Gain on sales of securities..............................................           435                   -
  Interest income..........................................................            37                  22
  Interest expense.........................................................        (7,373)             (6,171)
  Minority interest in joint ventures......................................          (156)               (150)
                                                                                -------------------------------
INCOME FROM CONTINUING OPERATIONS..........................................         8,091               6,546
                                                                                -------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations.......................................             -                  41
                                                                                -------------------------------
INCOME FROM DISCONTINUED OPERATIONS........................................             -                  41
                                                                                -------------------------------

NET INCOME.................................................................         8,091               6,587

  Preferred dividends-Series D.............................................           656                 656
                                                                                -------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS................................     $   7,435               5,931
                                                                                ===============================

BASIC PER COMMON SHARE DATA
  Income from continuing operations........................................     $     .31                 .25
  Income from discontinued operations......................................           .00                 .00
                                                                                -------------------------------
  Net income available to common stockholders..............................     $     .31                 .25
                                                                                ===============================

  Weighted average shares outstanding......................................        23,684              23,531
                                                                                ===============================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations........................................     $     .31                 .25
  Income from discontinued operations......................................           .00                 .00
                                                                                -------------------------------
  Net income available to common stockholders..............................     $     .31                 .25
                                                                                ===============================

  Weighted average shares outstanding......................................        23,829              23,769
                                                                                ===============================

Dividends declared per common share........................................     $     .52                 .50

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                            Accumulated
                                                                            Additional   Distributions         Other
                                                     Preferred    Common     Paid-In       In Excess       Comprehensive
                                                       Stock       Stock     Capital      Of Earnings           Loss          Total
                                                     -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007.......................... $  32,326         2      467,573       (97,460)            (56)        402,385
  Comprehensive income
   Net income.......................................         -         -            -         8,091               -           8,091
   Net unrealized change in fair value of
    interest rate swap..............................         -         -            -             -            (295)           (295)
                                                                                                                           ---------
     Total comprehensive income.....................                                                                          7,796
                                                                                                                           ---------
  Common dividends declared - $.52 per share........         -         -            -       (12,425)              -         (12,425)
  Preferred dividends declared - $.4969 per share...         -         -            -          (656)              -            (656)
  Stock-based compensation, net of forfeitures......         -         -          605             -               -             605
  Issuance of 1,220 shares of common stock,
    options exercised...............................         -         -           26             -               -              26
  Issuance of 1,523 shares of common stock,
    dividend reinvestment plan......................         -         -           71             -               -              71
  4,519 shares withheld to satisfy tax withholding
    obligations in connection with the vesting of
    restricted stock................................         -         -         (189)            -               -            (189)
                                                     -------------------------------------------------------------------------------
BALANCE, MARCH 31, 2008............................. $  32,326         2      468,086      (102,450)           (351)        397,613
                                                     ===============================================================================

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Three Months Ended
                                                                                                              March 31,
                                                                                                 --------------------------------
                                                                                                     2008                2007
                                                                                                 --------------------------------
OPERATING ACTIVITIES
  Net income.................................................................................    $    8,091               6,587
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations.................................        12,418              11,149
    Depreciation and amortization from discontinued operations...............................             -                  46
    Minority interest depreciation and amortization..........................................           (49)                (38)
    Amortization of mortgage loan premiums...................................................           (30)                (29)
    Gain on sale of land.....................................................................            (7)                 (7)
    Gain on sales of securities..............................................................          (435)                  -
    Stock-based compensation expense.........................................................           458                 366
    Equity in earnings of unconsolidated investment, net of distributions....................           (20)                 24
    Changes in operating assets and liabilities:
      Accrued income and other assets........................................................           289               1,935
      Accounts payable, accrued expenses and prepaid rent....................................        (7,088)             (5,489)
                                                                                                 --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................................        13,627              14,544
                                                                                                 --------------------------------

INVESTING ACTIVITIES
  Real estate development....................................................................       (26,874)            (23,794)
  Purchases of real estate...................................................................       (41,058)            (43,980)
  Real estate improvements...................................................................        (3,533)             (2,751)
  Proceeds from sale of land.................................................................             7                   7
  Purchases of securities....................................................................        (7,534)                  -
  Proceeds from sales of securities..........................................................         7,969                   -
  Changes in other assets and other liabilities..............................................        (1,232)                131
                                                                                                 --------------------------------
NET CASH USED IN INVESTING ACTIVITIES........................................................       (72,255)            (70,387)
                                                                                                 --------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings..............................................................       126,084             129,447
  Repayments on bank borrowings..............................................................      (128,821)            (54,251)
  Proceeds from mortgage notes payable.......................................................        78,000                   -
  Principal payments on mortgage notes payable...............................................        (3,745)             (3,136)
  Debt issuance costs........................................................................        (1,595)                (46)
  Distributions paid to stockholders.........................................................       (13,086)            (12,568)
  Proceeds from exercise of stock options....................................................            26                 218
  Proceeds from dividend reinvestment plan...................................................            71                  71
  Other......................................................................................         1,157              (3,891)
                                                                                                 --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES....................................................        58,091              55,844
                                                                                                 --------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................          (537)                  1
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................           724                 940
                                                                                                 --------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................    $      187                 941
                                                                                                 ================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,705 and $1,440
    for 2008 and 2007, respectively..........................................................    $    7,749               5,968
  Fair value of common stock awards issued to employees and directors, net of forfeitures....         1,018                 930

See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements contained in the 2007 annual report on Form 10-K and the notes thereto.

(2) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2007 and March 31, 2008, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4) REAL ESTATE PROPERTIES

     EastGroup has one reportable segment - industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $10,222,000 and $9,311,000 for the three months ended March 31, 2008 and 2007, respectively. The Company's real estate properties at March 31, 2008 and December 31, 2007 were as follows:

                                                                     March 31, 2008     December 31, 2007
                                                                    --------------------------------------
                                                                                (In thousands)
        Real estate properties:
           Land................................................     $      184,494               175,496
           Buildings and building improvements.................            819,142               763,980
           Tenant and other improvements.......................            182,780               175,490
        Development............................................            150,952               152,963
                                                                    --------------------------------------
                                                                         1,337,368             1,267,929
           Less accumulated depreciation.......................           (279,354)             (269,132)
                                                                    --------------------------------------
                                                                    $    1,058,014               998,797
                                                                    ======================================

(5) DEVELOPMENT

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

(6) BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $742,000 and $704,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization of above and below market leases was immaterial for all periods presented.
     The Company acquired five operating properties and 9.9 acres of developable land in a single transaction during the three months ended March 31, 2008, for a total cost of $41,913,000, of which $39,018,000 was allocated to real estate properties and $855,000 to development. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $2,143,000 to in-place lease intangibles and $252,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $355,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at March 31, 2008, and December 31, 2007.

(7) REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

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

(8) OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                               March 31, 2008     December 31, 2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization......           $      18,788                18,693
     Straight-line rent receivable, net of allowance for doubtful accounts.........                  14,294                14,016
     Accounts receivable, net of allowance for doubtful accounts...................                   3,508                 3,587
     Acquired in-place lease intangibles, net of accumulated amortization
       of $5,126 and $5,308 for 2008 and 2007, respectively .......................                   6,689                 5,303
     Goodwill......................................................................                     990                   990
     Prepaid expenses and other assets.............................................                  10,668                11,093
                                                                                              --------------------------------------
                                                                                              $      54,937                53,682
                                                                                              ======================================

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                               March 31, 2008     December 31, 2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)

     Property taxes payable........................................................           $       6,512                 9,744
     Development costs payable.....................................................                  12,967                13,022
     Dividends payable.............................................................                   2,332                 2,337
     Other payables and accrued expenses...........................................                   7,267                 9,076
                                                                                              --------------------------------------
                                                                                              $      29,078                34,179
                                                                                              ======================================

(10) OTHER LIABILITIES

     A summary of the Company's Other Liabilities follows:

                                                                                               March 31, 2008     December 31, 2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)

     Security deposits.............................................................           $       7,456                 7,529
     Prepaid rent and other deferred income........................................                   5,563                 6,911
     Other liabilities.............................................................                   1,393                 1,713
                                                                                              --------------------------------------
                                                                                              $      14,412                16,153
                                                                                              ======================================

(11) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2008 are presented in the Company's consolidated statement of changes in stockholders' equity and for the three months ended March 30, 2008 and 2007 are summarized below.

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                              --------------------------------------
                                                                                                    2008                   2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)
     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Balance at beginning of period................................................           $         (56)                  314
       Change in fair value of interest rate swap..................................                    (295)                  (63)
                                                                                              --------------------------------------
     Balance at end of period......................................................           $        (351)                  251
                                                                                              ======================================

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

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                              --------------------------------------
                                                                                                    2008                   2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)
       BASIC EPS COMPUTATION
         Numerator-net income available to common stockholders.....................           $       7,435                 5,931
         Denominator-weighted average shares outstanding...........................                  23,684                23,531
       DILUTED EPS COMPUTATION
         Numerator-net income available to common stockholders.....................           $       7,435                 5,931
         Denominator:
           Weighted average shares outstanding.....................................                  23,684                23,531
           Common stock options....................................................                      60                   109
           Nonvested restricted stock..............................................                      85                   129
                                                                                              --------------------------------------
             Total Shares..........................................................                  23,829                23,769
                                                                                              ======================================

(13) STOCK-BASED COMPENSATION

Management Incentive Plan
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004. This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,685,794 at March 31, 2008. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation was $603,000 and $545,000 for the three months ended March 31, 2008 and 2007, respectively, of which $184,000 and $217,000 were capitalized as part of the Company's development costs.

Restricted Stock
     In the second quarter of 2007, the Company granted shares to executive officers contingent upon the attainment of 2007 annual performance goals. In March 2008, 34,668 shares were awarded at a grant date fair value of $49.14 per share. These shares vested 20% on March 6, 2008, and will vest 20% per year on each January 1 for the subsequent four years.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices. The table does not include the shares granted in 2006 that are contingent on market conditions. Of the shares that vested in the first quarter of 2008, 4,519 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the vesting date, the fair value of shares that vested during the first quarter of 2008 was $1,161,000.

Restricted Stock Activity:                 Three Months Ended
                                             March 31, 2008
                                       ---------------------------
                                                        Weighted
                                                         Average
                                          Shares       Grant Date
                                                       Fair Value
                                       ---------------------------
Nonvested at beginning of period....      144,089      $   31.65
Granted (1).........................       34,668          49.14
Forfeited...........................       (1,820)         25.99
Vested..............................      (27,770)         44.33
                                       ------------
Nonvested at end of period..........      149,167          33.42
                                       ============

(1) Represents shares issued in March 2008 that were granted in 2007 subject to the satisfaction of annual performance goals.

Directors Equity Plan

     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company. Stock-based compensation expense for directors was $39,000 and $38,000 for the three months ended March 31, 2008 and 2007, respectively.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The Statement requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). The provisions of Statement 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred for one year the Statement's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions will be effective for fiscal years beginning after November 15, 2008, and the Company is in the process of evaluating the impact that the adoption of these provisions will have on the Company's overall financial position and results of operations. As required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. At the end of each quarter, the fair value of the swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the quarter. This market information is considered a Level 2 input as defined by SFAS 157. The application of Statement 157 to the Company in 2008 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141(R) requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The Company anticipates that the adoption of Statement 160 on January 1, 2009, will have an immaterial impact on the Company's consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.

(15) SUBSEQUENT EVENT

     On April 29, 2008, EastGroup sold 1,050,000 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds from the offering of the shares were approximately $50.1 million after deducting the underwriting discount and other offering expenses. The Company has also granted the underwriter a 30-day option to purchase up to an additional 157,500 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The  Company's  primary  revenue  is rental  income;  as such,  EastGroup's greatest challenge is leasing space. During the three months ended March 31, 2008, leases on 1,087,000 square feet (4.4%) of EastGroup's total square footage of 24,897,000 expired, and the Company was successful in renewing or re-leasing 851,000 square feet, representing 78% of that total. In addition, EastGroup leased 235,000 square feet of other vacant space during this period. During the three months ended March 31, 2008, average rental rates on new and renewal leases increased by 13.3%.
     EastGroup's total leased percentage was 94.9% at March 31, 2008, compared to 96.7% at March 31, 2007. Leases scheduled to expire for the remainder of 2008 were 10.6% of the portfolio on a square foot basis at March 31, 2008, and this figure was reduced to 8.4% as of May 6, 2008. Property net operating income from same properties increased 2.6% for the quarter ended March 31, 2008, as compared to the same period in 2007.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the first quarter of 2008, EastGroup purchased five operating properties (669,000 square feet) and 9.9 acres of developable land in a single transaction for a total cost of $41.9 million. These properties are located in metropolitan Charlotte, North Carolina, where the Company now owns over 1.6 million square feet.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During the three months ended March 31, 2008, the Company transferred four properties (534,000 square feet) with aggregate costs of $27.3 million at the date of transfer from development to real estate properties. These properties, which are collectively 98% leased, are located in Houston and San Antonio, Texas, and Orlando, Florida.
     The Company primarily funds its acquisition and development programs through a four-year, $200 million line of credit (as discussed in Liquidity and Capital Resources). This line of credit was obtained on January 4, 2008, and replaced an expiring $175 million line. As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     On March 19, 2008, the Company closed on a $78 million, non-recourse first mortgage loan secured by properties containing 1,571,000 square feet. The loan has a fixed interest rate of 5.50%, a seven-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     During the first three months of 2008, EastGroup purchased REIT securities at a cost of $7,534,000. The Company subsequently sold the securities for $7,969,000, recognizing a gain on sales of securities of $435,000 for the quarter. As of March 31, 2008, the Company owned no REIT securities.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs. The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

     The Company believes FFO is a meaningful supplemental measure of operating performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three months ended March 31, 2008 and 2007 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                              --------------------------------------
                                                                                                    2008                  2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)
Income from real estate operations.................................................           $      40,245                35,970
Expenses from real estate operations...............................................                 (10,880)              (10,055)
                                                                                              --------------------------------------
PROPERTY NET OPERATING INCOME......................................................                  29,365                25,915

Equity in earnings of unconsolidated investment (before depreciation)..............                     113                   109
Income from discontinued operations (before depreciation and amortization).........                       -                    87
Interest income....................................................................                      37                    22
Gain on sales of securities........................................................                     435                     -
Other income.......................................................................                     195                    25
Interest expense...................................................................                  (7,373)               (6,171)
General and administrative expense.................................................                  (2,081)               (2,029)
Minority interest in earnings (before depreciation and amortization)...............                    (205)                 (188)
Gain on sale of land...............................................................                       7                     7
Dividends on Series D preferred shares.............................................                    (656)                 (656)
                                                                                              --------------------------------------
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS.............................                  19,837                17,121
Depreciation and amortization from continuing operations...........................                 (12,418)              (11,149)
Depreciation and amortization from discontinued operations.........................                       -                   (46)
Depreciation from unconsolidated investment........................................                     (33)                  (33)
Minority interest depreciation and amortization....................................                      49                    38
                                                                                              --------------------------------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS........................................                   7,435                 5,931
Dividends on preferred shares......................................................                     656                   656
                                                                                              --------------------------------------
NET INCOME.........................................................................           $       8,091                 6,587
                                                                                              ======================================

Net income available to common stockholders per diluted share......................           $         .31                   .25
Funds from operations available to common stockholders per diluted share...........                     .83                   .72

Diluted shares for earnings per share and funds from operations....................                  23,829                23,769

The Company analyzes the following performance trends in evaluating the progress of the Company:


o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the first quarter of 2008 was $.83 per share compared with $.72 per share for the same period of 2007, an increase of 15.3% per share. PNOI increased 13.3% primarily due to additional PNOI of $1,676,000 from newly developed properties, $1,098,000 from 2007 and 2008 acquisitions and $668,000 from same property growth. The first quarter of 2008 was the fifteenth consecutive quarter of increased FFO as compared to the previous year's quarter. The Company recorded gains on sales of securities of $435,000 during the first quarter of 2008. Lease termination fees, net of bad debt, increased PNOI and FFO by $421,000 in the first quarter of 2008 compared to the same period of 2007. In the first three months of 2008, the Company also recorded a gain on involuntary conversion of $175,000 due to insurance proceeds that exceeded the basis of the asset. These transactions increased FFO in the first quarter of 2008 by $.04 per share compared to the same period of 2007.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 2.6% for the first quarter. The first quarter of 2008 was the nineteenth consecutive quarter of improved same property operations.


o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at March 31, 2008, was 94.4%. Occupancy has ranged from 91.2% to 96.1% for 17 consecutive quarters.


o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (4.4% of total square footage) averaged 13.3% for the first quarter of 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
     The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, buildings and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge in the income statement.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2007 taxable income to its stockholders and expects to distribute all of its taxable income in 2008. Accordingly, no provision for income taxes was necessary in 2007, nor is it expected to be necessary for 2008.

FINANCIAL CONDITION

     EastGroup's assets were $1,115,787,000 at March 31, 2008, an increase of $59,954,000 from December 31, 2007. Liabilities increased $64,646,000 to
$715,782,000  and  stockholders'  equity  decreased  $4,772,000 to  $397,613,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $71,450,000 during the three months ended March 31, 2008, primarily due to the purchase of five operating properties and the transfer of four properties from development, as detailed below.

                                                                                              Date
        Real Estate Properties Acquired in 2008        Location              Size           Acquired            Cost (1)
        ----------------------------------------------------------------------------------------------------------------------
                                                                         (Square feet)                      (In thousands)
        Airport Commerce Center I & II,
          Interchange Park, Ridge Creek
          Distribution Center and Waterford
          Distribution Center...................     Charlotte, NC          669,000         02/29/08         $     39,018

(1) Total cost of the properties acquired was $41,913,000, of which $39,018,000 was allocated to real estate properties as indicated above and $855,000 was allocated to development. Intangibles associated with the purchases of real estate were allocated as follows: $2,143,000 to in-place lease intangibles, $252,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $355,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

        Real Estate Properties Transferred from                                               Date
                  Development in 2008                  Location              Size          Transferred       Cost at Transfer
        -----------------------------------------------------------------------------------------------------------------------
                                                                         (Square feet)                        (In thousands)
        Beltway Crossing IV.....................     Houston, TX             55,000         01/21/08         $         3,365
        Beltway Crossing III....................     Houston, TX             55,000         02/01/08                   2,866
        Southridge XII..........................     Orlando, FL            404,000         03/20/08                  18,521
        Arion 18................................     San Antonio, TX         20,000         03/31/08                   2,593
                                                                          -----------                        ------------------
              Total Developments Transferred....                            534,000                          $        27,345
                                                                          ===========                        ==================

     The Company made capital improvements of $3,533,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $1,540,000 on development properties subsequent to transfer to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer.

Development
     The investment in development at March 31, 2008, was $150,952,000 compared to $152,963,000 at December 31, 2007. Total capital invested for development during the first three months of 2008 was $26,874,000. In addition to the costs of $25,334,000 incurred for the three months ended March 31, 2008, as detailed in the development activity table, the Company incurred costs of $1,540,000 for the first quarter of 2008 on developments transferred to real estate properties during the 12-month period ending March 31, 2008.
     During 2007, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. In March 2008, development construction on this $20 million project was completed, and the tenant occupied the space. As part of this transaction, EastGroup entered into contracts with the tenant to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida, for approximately $9 million. These acquisitions are expected to close in mid-2008.
     During the three months ended March 31, 2008, EastGroup purchased 9.9 acres of developable land for $855,000. Costs associated with this acquisition are included in the development activity table. The Company transferred four developments to real estate properties during the first quarter of 2008 with a total investment of $27,345,000 as of the date of transfer.

                                                                                     Costs Incurred
                                                                     ----------------------------------------------
                                                                        Costs            For the        Cumulative       Estimated
                                                                     Transferred       Three Months        as of           Total
DEVELOPMENT                                                Size       in 2008(1)      Ended 3/31/08       3/31/08          Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Square feet)                            (In thousands)
LEASE-UP
  Interstate Commons III, Phoenix, AZ.............         38,000    $         -               21           3,069            3,200
  Oak Creek A & B, Tampa, FL(2)...................         35,000              -               58           2,999            3,300
  Southridge VII, Orlando, FL.....................         92,000              -              414           6,500            6,700
  SunCoast I, Fort Myers, FL......................         63,000              -               50           5,126            5,500
  World Houston 24, Houston, TX...................         93,000              -              229           5,394            5,600
  World Houston 25, Houston, TX...................         66,000              -              419           3,613            3,900
  Centennial Park, Denver, CO.....................         68,000              -              205           4,952            5,000
  Beltway Crossing V, Houston, TX.................         83,000              -               73           3,819            5,000
  Wetmore II, Building A, San Antonio, TX.........         34,000              -              274           3,075            3,200
  40th Avenue Distribution Center, Phoenix, AZ....         89,000              -              160           5,307            6,100
  Wetmore II, Buildings B & C, San Antonio, TX....        124,000              -              392           6,772            7,600
                                                      ------------------------------------------------------------------------------
Total Lease-up....................................        785,000              -            2,295          50,626           55,100
                                                      ------------------------------------------------------------------------------

UNDER CONSTRUCTION
  Beltway Crossing VI, Houston, TX................        127,000              -            1,451           4,974            6,400
  Oak Creek VI,  Tampa, FL........................         89,000              -            1,023           4,928            5,800
  Southridge VIII, Orlando, FL....................         91,000              -            1,168           5,208            6,700
  Wetmore II, Building D, San Antonio, TX.........        124,000              -            2,802           5,787            8,500
  Sky Harbor, Phoenix, AZ.........................        261,000              -            4,459          18,467           22,800
  SunCoast III, Fort Myers, FL....................         93,000              -            1,299           5,474            8,400
  Techway SW IV, Houston, TX......................         94,000              -            1,897           3,865            5,800
  World Houston 27, Houston, TX...................         92,000              -            1,385           3,868            5,500
  World Houston 26, Houston, TX...................         59,000          1,110                -           1,110            3,300
                                                      ------------------------------------------------------------------------------
Total Under Construction..........................      1,030,000          1,110           15,484          53,681           73,200
                                                      ------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Tucson, AZ......................................        205,000              -              144           2,189           14,300
  Tampa, FL.......................................        335,000              -              326           4,903           20,100
  Orlando, FL.....................................        229,000              -              736           4,498           13,700
  West Palm Beach, FL.............................         20,000              -               14             825            2,300
  Fort Myers, FL..................................        659,000              -              493          13,312           48,100
  El Paso, TX.....................................        251,000              -                -           2,444            9,600
  Houston, TX.....................................      1,247,000         (1,110)             749          14,188           73,700
  San Antonio, TX.................................        410,000              -              134           2,700           24,300
  Charlotte, NC...................................         95,000              -              881             881            7,100
  Jackson, MS.....................................         28,000              -                -             705            2,000
                                                      ------------------------------------------------------------------------------
Total Prospective Development.....................      3,479,000         (1,110)           3,477          46,645          215,200
                                                      ------------------------------------------------------------------------------
                                                        5,294,000    $         -           21,256         150,952          343,500
                                                      ==============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2008
  Beltway Crossing IV, Houston, TX................         55,000    $         -                5           3,365
  Beltway Crossing III, Houston, TX...............         55,000              -               14           2,866
  Southridge XII, Orlando, FL.....................        404,000              -            3,421          18,521
  Arion 18, San Antonio, TX.......................         20,000              -              638           2,593
                                                      -------------------------------------------------------------
Total Transferred to Real Estate Properties.......        534,000    $         -            4,078          27,345   (3)
                                                      =============================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  These buildings were developed for sale.
(3)  Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $10,222,000 due to depreciation expense on real estate properties. A summary of Other Assets is presented in Note 8 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $74,225,000 during the three months ended March 31, 2008, as a result of a $78,000,000 mortgage loan signed by the Company during the first quarter, which was offset by regularly scheduled principal payments of $3,745,000 and mortgage loan premium amortization of $30,000.
     Notes payable to banks decreased $2,737,000 during the three months ended March 31, 2008, as a result of repayments of $128,821,000 exceeding advances of $126,084,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 9 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 10 in the Notes to the Consolidated Financial Statements for a summary of Other Liabilities.

STOCKHOLDERS' EQUITY

     Distributions in excess of earnings increased $4,990,000 as a result of dividends on common and preferred stock of $13,081,000 exceeding net income for financial reporting purposes of $8,091,000. See Note 13 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.)

     Net income available to common stockholders for the three months ended March 31, 2008, was $7,435,000 ($.31 per basic and diluted share) compared to $5,931,000 ($.25 per basic and diluted share) for the same period in 2007.
     PNOI increased by $3,450,000, or 13.3%, for the first quarter of 2008 as compared to the same period in 2007. The increase was primarily attributable to $1,676,000 from newly developed properties, $1,098,000 from 2007 and 2008 acquisitions and $668,000 from same property growth. The Company recorded gain on sales of securities of $435,000 during the first quarter of 2008. Lease termination fees, net of bad debt, increased PNOI by $421,000 in the first quarter of 2008 compared to the same quarter in 2007. Also in the first quarter of 2008, the Company recorded a gain on involuntary conversion of $175,000 due to insurance proceeds that exceeded the basis of the asset. The above transactions increased earnings per share in the first quarter of 2008 by $.04 per share compared to the same quarter of 2007.
     Expense to revenue ratios were 27.0% for the three months ended March 31, 2008, compared to 28.0% for the same period in 2007. The Company's percentages leased and occupied were 94.9% and 94.4%, respectively, at March 31, 2008, compared to 96.7% and 96.1%, respectively, at March 31, 2007. The increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.

     The following table presents the components of interest expense for the three months ended March 31, 2008 and 2007:

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          ----------------------------   Increase/
                                                                                             2008              2007      Decrease
                                                                                          ------------------------------------------
                                                                                           (In thousands, except rates of interest)
     Average bank borrowings..........................................................    $ 151,906            59,224      92,682
     Weighted average variable interest rates (excluding loan cost amortization)......        4.54%             6.63%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization)........................    $   1,716               968         748
     Amortization of bank loan costs..................................................           74                89         (15)
                                                                                          ------------------------------------------
     Total variable rate interest expense.............................................        1,790             1,057         733
                                                                                          ------------------------------------------
     FIXED RATE INTEREST EXPENSE
     Fixed rate interest (excluding loan cost amortization)...........................        7,135             6,422         713
     Amortization of mortgage loan costs..............................................          153               132          21
                                                                                          ------------------------------------------
     Total fixed rate interest expense................................................        7,288             6,554         734
                                                                                          ------------------------------------------

     Total interest...................................................................        9,078             7,611       1,467
     Less capitalized interest........................................................       (1,705)           (1,440)       (265)
                                                                                          ------------------------------------------

     TOTAL INTEREST EXPENSE...........................................................    $   7,373             6,171       1,202
                                                                                          ==========================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in the first three months of 2008 were lower than in 2007; however, average bank borrowings were significantly higher, thereby increasing variable rate interest expense.

     The increase in mortgage interest expense in 2008 was primarily due to the new mortgages detailed in the table below.

     NEW MORTGAGES IN 2007 AND 2008                                     INTEREST RATE         DATE             AMOUNT
     ---------------------------------------------------------------------------------------------------------------------
     Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
       Ethan Allen, Northpark I-IV, South 55th Avenue, East
       University I & II and Santan 10 II..........................          5.570%         08/08/07       $   75,000,000
     Beltway II, III & IV, Eastlake, Fairgrounds I-IV, Nations
       Ford I-IV, Techway Southwest III, Westinghouse,
       Wetmore I-IV and World Houston 15 & 22......................          5.500%         03/19/08           78,000,000
                                                                        -------------                      ---------------
       Weighted Average/Total Amount...............................          5.534%                        $  153,000,000
                                                                        =============                      ===============

     These increases were offset by regularly scheduled principal payments and the repayments of two mortgages in 2007 as shown in the following table:

                                                                         INTEREST          DATE            PAYOFF
     MORTGAGE LOANS REPAID IN 2007                                         RATE           REPAID           AMOUNT
     ---------------------------------------------------------------------------------------------------------------
     World Houston 1 & 2...........................................       7.770%         04/12/07     $   4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen.............................................       8.060%         05/25/07        10,197,000
                                                                         --------                     --------------
       Weighted Average/Total Amount...............................       7.978%                      $  14,220,000
                                                                         ========                     ==============

     Depreciation and amortization for continuing operations increased $1,269,000 for the three months ended March 31, 2008, as compared to the same period in 2007. This increase was primarily due to properties acquired and transferred from development during 2007 and 2008.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $278,000 in the first quarter of 2008 compared to $145,000 in the same period of 2007.

Capital Expenditures
     Capital expenditures for the three months ended March 31, 2008 and 2007 were as follows:

                                                                               Three Months Ended March
                                                               Estimated     ----------------------------
                                                              Useful Life       2008              2007
                                                              -------------------------------------------
                                                                                    (In thousands)
        Upgrade on Acquisitions........................         40 yrs       $      31               39
        Tenant Improvements:
          New Tenants..................................       Lease Life         2,088            1,438
          New Tenants (first generation) (1)...........       Lease Life             3              338
          Renewal Tenants..............................       Lease Life           512              404
        Other:
          Building Improvements........................        5-40 yrs            182              225
          Roofs........................................        5-15 yrs            108              165
          Parking Lots.................................         3-5 yrs            538              107
          Other........................................          5 yrs              71               35
                                                                             ----------------------------
            Total capital expenditures.................                      $   3,533            2,751
                                                                             ============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months ended March 31, 2008 and 2007 were as follows:

                                                                             Three Months Ended March 31,
                                                               Estimated     ----------------------------
                                                              Useful Life       2008              2007
                                                              -------------------------------------------
                                                                                    (In thousands)
        Development....................................       Lease Life     $     833              905
        New Tenants....................................       Lease Life           471              686
        New Tenants (first generation) (1).............       Lease Life             7              115
        Renewal Tenants................................       Lease Life           239              375
                                                                             ----------------------------
          Total capitalized leasing costs..............                      $   1,550            2,081
                                                                             ============================

        Amortization of leasing costs (2)..............                      $   1,454            1,180
                                                                             ============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the properties sold or held for sale during the three months ended March 31, 2008 and 2007. There were no sales of properties during the first three months of 2007 or 2008; however, the Company has reclassified the operations of Delp 1, which was sold during the fourth quarter of 2007, to Discontinued Operations as shown in the following table.

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
Discontinued Operations                                              2008               2007
------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Income from real estate operations..............................  $      -                116
Expenses from real estate operations............................         -                (29)
                                                                  ------------------------------
  Property net operating income from discontinued operations....         -                 87

Depreciation and amortization...................................         -                (46)
                                                                  ------------------------------
Income from real estate operations..............................  $      -                 41
                                                                  ==============================

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred for one year the Statement's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions will be effective for fiscal years beginning after November 15, 2008, and the Company is in the process of evaluating the impact that the adoption of these provisions will have on the Company's overall financial position and results of operations. As required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The application of Statement 157 to the Company in 2008 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141(R) requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The Company anticipates that the adoption of Statement 160 on January 1, 2009, will have an immaterial impact on the Company's consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $13,627,000 for the three months ended March 31, 2008. The primary other sources of cash were from bank borrowings, mortgage note proceeds and proceeds from sales of securities. The Company distributed $12,430,000 in common and $656,000 in preferred stock dividends during the three months ended March 31, 2008. Other primary uses of cash were for bank debt repayments, purchases of real estate, construction and development of properties, purchases of securities, mortgage note repayments and capital improvements at various properties.
     Total debt at March 31, 2008 and December 31, 2007 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at March 31, 2008 and December 31, 2007.

                                                           March 31, 2008    December 31, 2007
                                                          -------------------------------------
                                                                     (In thousands)
        Mortgage notes payable - fixed rate.........      $        539,585            465,360
        Bank notes payable - floating rate..........               132,707            135,444
                                                          -------------------------------------
           Total debt...............................      $        672,292            600,804
                                                          =====================================

     The Company has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15-20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit can be expanded by $100 million and has an option for a one-year extension. At March 31, 2008, the weighted average interest rate was 3.396% on a balance of $128,000,000. At May 6, 2008, the weighted average interest rate was 3.553% on a balance of $73,000,000.
     The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012. This credit facility is customarily used for working capital needs. The interest rate on this working cash line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement). Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee. At March 31, 2008, the interest rate was 3.453% on a balance of $4,707,000. At May 6, 2008, the interest rate was 3.447% on a balance of $11,884,000.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     On March 19, 2008, the Company closed on a $78 million, non-recourse first mortgage loan secured by properties containing 1,571,000 square feet. The loan has a fixed interest rate of 5.50%, a seven-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     On April 29, 2008, EastGroup sold 1,050,000 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds from the offering of the shares were approximately $50.1 million after deducting the underwriting discount and other offering expenses. The Company has also granted the underwriter a 30-day option to purchase up to an additional 157,500 shares of common stock.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2007, did not materially change during the three months ended March 31, 2008, except for the decrease in bank borrowings and the increase in mortgage notes payable discussed above and the purchase of the properties in Charlotte.

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

                                        Apr-Dec
                                          2008       2009       2010      2011       2012      Thereafter     Total      Fair Value
                                        --------------------------------------------------------------------------------------------
Fixed rate debt (1) (in thousands)...   $12,770     47,696     16,477    82,977     60,201      319,464      539,585      551,823(2)
Weighted average interest rate.......     6.10%      6.52%      5.89%     6.95%      6.64%        5.51%        5.98%
Variable rate debt (in thousands)....   $     -          -          -         -    132,707            -      132,707      132,707
Weighted average interest rate.......         -          -          -         -      3.40%            -        3.40%

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

     As the table above incorporates only those exposures that existed as of March 31, 2008, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during subsequent periods. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 34 basis points, interest expense and cash flows would increase or decrease by approximately $451,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,540,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                          Current        Maturity                                        Fair Value         Fair Value
      Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate       At 3/31/08        at 12/31/07
      ------------------------------------------------------------------------------------------------------------------
                      (In thousands)                                                            (In thousands)
           Swap           $9,540         12/31/10     1 month LIBOR       4.03%            ($351)             ($56)

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements. Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; the availability of financing; natural disasters and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated, or that acquisitions may not close as scheduled. Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 4. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                            Total Number       Average Price         Total Number of Shares            Maximum Number of Shares
                             of Shares           Paid Per         Purchased as Part of Publicly       That May Yet Be Purchased
        Period               Purchased            Share            Announced Plans or Programs       Under the Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
01/01/08 thru 01/31/08        2,742 (1)         $  41.85                       -                               672,300
02/01/08 thru 02/29/08            -                    -                       -                               672,300
03/01/08 thru 03/31/08        1,777 (1)            49.14                       -                               672,300 (2)
                            -------------------------------------------------------------------
Total                         4,519             $  44.72                       -
                            ===================================================================

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

Date:  May 7, 2008

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