Form 10-Q
period 2008-06-30
EASTGROUP PROPERTIES INC
filed 2008-08-06
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008               COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 5, 2008 was 25,053,238.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2008

                                                                                             Pages
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  balance sheets,  June 30, 2008  (unaudited) and December
          31, 2007                                                                             3

          Consolidated  statements  of income for the three and six months ended
          June 30, 2008 and 2007 (unaudited)                                                   4

          Consolidated  statement of changes in stockholders' equity for the six
          months ended June 30, 2008 (unaudited)                                               5

          Consolidated  statements  of cash flows for the six months  ended June
          30, 2008 and 2007 (unaudited)                                                        6

          Notes to consolidated financial statements (unaudited)                               7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                       12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          22

Item 4.   Controls and Procedures                                                             23

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                                        24

Item 4.   Submission of Matters to a Vote of Security Holders                                 24

Item 6.   Exhibits                                                                            24

SIGNATURES

Authorized signatures                                                                         25

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                  June 30, 2008      December 31, 2007
                                                                                ----------------------------------------
                                                                                   (Unaudited)
ASSETS
  Real estate properties....................................................    $     1,200,009              1,114,966
  Development...............................................................            151,386                152,963
                                                                                ----------------------------------------
                                                                                      1,351,395              1,267,929
    Less accumulated depreciation...........................................           (288,964)              (269,132)
                                                                                ----------------------------------------
                                                                                      1,062,431                998,797

  Unconsolidated investment.................................................              2,629                  2,630
  Cash......................................................................                101                    724
  Other assets..............................................................             54,429                 53,682
                                                                                ----------------------------------------

    TOTAL ASSETS............................................................    $     1,119,590              1,055,833
                                                                                ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................    $       535,567                465,360
  Notes payable to banks....................................................             87,821                135,444
  Accounts payable & accrued expenses.......................................             27,226                 34,179
  Other liabilities.........................................................             14,377                 16,153
                                                                                ----------------------------------------
                                                                                        664,991                651,136
                                                                                ----------------------------------------

Minority interest in joint ventures.........................................              2,432                  2,312
                                                                                ----------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued........................................................                  -                      -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and
    issued; stated liquidation preference of $33,000........................             32,326                 32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    25,049,738 shares issued and outstanding at June 30, 2008 and
    23,808,768 at December 31, 2007.........................................                  3                      2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued........................................................                  -                      -
  Additional paid-in capital on common shares...............................            526,375                467,573
  Distributions in excess of earnings.......................................           (106,438)               (97,460)
  Accumulated other comprehensive loss......................................                (99)                   (56)
                                                                                ----------------------------------------
                                                                                        452,167                402,385
                                                                                ----------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................    $     1,119,590              1,055,833
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

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                   2008          2007          2008          2007
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations........................................    $  41,458        36,955        81,564       72,814
  Other income..............................................................           21            20           216           45
                                                                                ----------------------------------------------------
                                                                                   41,479        36,975        81,780       72,859
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations......................................       11,536        10,173        22,382       20,191
  Depreciation and amortization.............................................       12,625        11,931        25,007       23,047
  General and administrative................................................        2,018         1,847         4,099        3,876
                                                                                ----------------------------------------------------
                                                                                   26,179        23,951        51,488       47,114
                                                                                ----------------------------------------------------

OPERATING INCOME............................................................       15,300        13,024        30,292       25,745

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment...........................           79            73           159          149
  Gain on sales of land.....................................................            5             7            12           14
  Gain on sales of securities...............................................            -             -           435            -
  Interest income...........................................................           27            34            64           56
  Interest expense..........................................................       (7,509)       (6,905)      (14,882)     (13,076)
  Minority interest in joint ventures.......................................         (137)         (158)         (293)        (308)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS...........................................        7,765         6,075        15,787       12,580
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations........................................           32            57           101          139
  Gain on sales of real estate investments..................................        1,949             -         1,949            -
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS.........................................        1,981            57         2,050          139
                                                                                ----------------------------------------------------

NET INCOME..................................................................        9,746         6,132        17,837       12,719

  Preferred dividends-Series D..............................................          656           656         1,312        1,312
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................................    $   9,090         5,476        16,525       11,407
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations.........................................    $     .29           .23           .60          .47
  Income from discontinued operations.......................................          .08             -           .09          .01
                                                                                ----------------------------------------------------
  Net income available to common stockholders...............................    $     .37           .23           .69          .48
                                                                                ====================================================

  Weighted average shares outstanding.......................................       24,488        23,550        24,086       23,541
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations.........................................    $     .29           .23           .60          .47
  Income from discontinued operations.......................................          .08             -           .08          .01
                                                                                ----------------------------------------------------
  Net income available to common stockholders...............................    $     .37           .23           .68          .48
                                                                                ====================================================

  Weighted average shares outstanding.......................................       24,647        23,776        24,238       23,761
                                                                                ====================================================

Dividends declared per common share.........................................    $     .52           .50          1.04         1.00

See accompanying notes to consolidated financial statements.

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                            Accumulated
                                                                            Additional   Distributions         Other
                                                     Preferred    Common     Paid-In       In Excess       Comprehensive
                                                       Stock       Stock     Capital      Of Earnings           Loss          Total
                                                     -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007.......................... $  32,326         2      467,573       (97,460)           (56)         402,385
  Comprehensive income
    Net income......................................         -         -            -        17,837              -           17,837
    Net unrealized change in fair value of
      interest rate swap............................         -         -            -             -            (43)             (43)
                                                                                                                        ------------
      Total comprehensive income....................                                                                         17,794
                                                                                                                        ------------
  Common dividends declared - $1.04 per share.......         -         -            -       (25,503)             -          (25,503)
  Preferred dividends declared - $.9938 per share...         -         -            -        (1,312)             -           (1,312)
  Stock-based compensation, net of forfeitures......         -         -        1,509             -              -            1,509
  Issuance of 1,198,700 shares of common stock,
    common stock offering, net of expenses .........         -         1       57,221             -              -           57,222
  Issuance of 5,720 shares of common stock,
    options exercised...............................         -         -          119             -              -              119
  Issuance of 3,187 shares of common stock,
    dividend reinvestment plan......................         -         -          142             -              -              142
  4,519 shares withheld to satisfy tax withholding
    obligations in connection with the vesting of
    restricted stock................................         -         -         (189)            -              -             (189)
                                                     -------------------------------------------------------------------------------
BALANCE, JUNE 30, 2008.............................. $  32,326         3      526,375      (106,438)           (99)         452,167
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

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                 --------------------------------
                                                                                                      2008                2007
                                                                                                 --------------------------------
OPERATING ACTIVITIES
  Net income..................................................................................   $    17,837             12,719
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations..................................        25,007             23,047
    Depreciation and amortization from discontinued operations................................            53                174
    Minority interest depreciation and amortization...........................................          (100)               (79)
    Amortization of mortgage loan premiums....................................................           (60)               (58)
    Gain on sales of land and real estate investments.........................................        (1,961)               (14)
    Gain on sales of securities...............................................................          (435)                 -
    Stock-based compensation expense..........................................................           988                838
    Equity in earnings of unconsolidated investment, net of distributions.....................             1                  1
    Changes in operating assets and liabilities:
      Accrued income and other assets.........................................................         1,827              3,505
      Accounts payable, accrued expenses and prepaid rent.....................................        (3,922)               631
                                                                                                 --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................................        39,235             40,764
                                                                                                 --------------------------------

INVESTING ACTIVITIES
  Real estate development.....................................................................       (40,085)           (46,486)
  Purchases of real estate....................................................................       (41,058)           (51,120)
  Real estate improvements....................................................................        (7,822)            (6,760)
  Proceeds from sales of land and real estate investments.....................................         4,645                 14
  Purchases of securities.....................................................................        (7,534)                 -
  Proceeds from sales of securities...........................................................         7,969                  -
  Changes in other assets and other liabilities...............................................        (9,384)            (3,437)
                                                                                                 --------------------------------
NET CASH USED IN INVESTING ACTIVITIES.........................................................       (93,269)          (107,789)
                                                                                                 --------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings...............................................................       171,906            206,326
  Repayments on bank borrowings...............................................................      (219,529)           (89,905)
  Proceeds from mortgage note payable.........................................................        78,000                  -
  Principal payments on mortgage notes payable................................................        (7,733)           (20,323)
  Debt issuance costs.........................................................................        (1,647)               (83)
  Distributions paid to stockholders..........................................................       (26,690)           (25,003)
  Proceeds from common stock offerings........................................................        57,222                  -
  Proceeds from exercise of stock options.....................................................           119                479
  Proceeds from dividend reinvestment plan....................................................           142                144
  Other.......................................................................................         1,621             (4,133)
                                                                                                 --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................................        53,411             67,502
                                                                                                 --------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................................          (623)               477
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................           724                940
                                                                                                 --------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................   $       101              1,417
                                                                                                 ================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $3,353 and $2,853
    for 2008 and 2007, respectively...........................................................   $    14,711             12,759
  Fair value of common stock awards issued to employees and directors, net of forfeitures.....         1,258              1,501

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

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2007 and June 30, 2008, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment-industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $10,298,000 and $20,520,000 for the three and six months ended June 30, 2008, respectively, and $9,938,000 and $19,249,000 for the same periods in 2007. The Company's real estate properties at June 30, 2008 and December 31, 2007 were as follows:

                                                                      June 30, 2008     December 31, 2007
                                                                    --------------------------------------
                                                                                (In thousands)
        Real estate properties:
           Land................................................     $       185,473              175,496
           Buildings and building improvements.................             828,833              763,980
           Tenant and other improvements.......................             185,703              175,490
        Development............................................             151,386              152,963
                                                                    --------------------------------------
                                                                          1,351,395            1,267,929
           Less accumulated depreciation.......................            (288,964)            (269,132)
                                                                    --------------------------------------
                                                                    $     1,062,431              998,797
                                                                    ======================================

(5)  DEVELOPMENT

     During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. As the property becomes occupied, costs are capitalized only for the portion of the building that remains vacant. When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs ceases on properties developed for lease and properties developed for sale. Properties developed for lease are then transferred to real estate properties, and depreciation commences on the entire property (excluding the land). Properties developed for sale remain classified as development properties until the criteria for classifying the properties as held for sale, as discussed in Note 7, have been met. Costs associated with the properties developed for sale (i.e., property taxes, insurance, and utilities) are expensed as incurred, and these properties are not depreciated.

(6)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $961,000 and $1,703,000 for the three and six months ended June 30, 2008, respectively, and $889,000 and $1,593,000 for the same periods in 2007. Amortization of above and below market leases was immaterial for all periods presented.
     The Company acquired five operating properties and 9.9 acres of developable land in a single transaction during the six months ended June 30, 2008, for a total cost of $41,913,000, of which $39,018,000 was allocated to real estate properties and $855,000 to development. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $2,143,000 to in-place lease intangibles and $252,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $355,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at June 30, 2008, and December 31, 2007.

(7)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

     The Company considers a real estate property to be held for sale when it is probable that the property will be sold within a year. A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk. Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.
     During the second quarter, EastGroup received a condemnation award from the State of Texas for its North Stemmons I property in Dallas. The Company was awarded $4,698,000 as payment for the building and a portion of the land associated with the property, and a gain of $1,949,000 was recognized as a result of this transaction.
     The Company had no real estate properties that were considered to be held for sale at June 30, 2008.

(8)  OTHER ASSETS

     A summary of the Company's Other Assets is as follows:

                                                                                               June 30, 2008     December 31, 2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization..........       $       19,923               18,693
     Straight-line rent receivable, net of allowance for doubtful accounts.............               14,394               14,016
     Accounts receivable, net of allowance for doubtful accounts.......................                2,701                3,587
     Acquired in-place lease intangibles, net of accumulated amortization
       of $5,882 and $5,308 for 2008 and 2007, respectively ...........................                5,909                5,303
     Goodwill..........................................................................                  990                  990
     Prepaid expenses and other assets.................................................               10,512               11,093
                                                                                              --------------------------------------
                                                                                              $       54,429               53,682
                                                                                              ======================================

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses is as follows:

                                                                                               June 30, 2008     December 31, 2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)
     Property taxes payable............................................................       $        9,808                9,744
     Development costs payable.........................................................                7,661               13,022
     Dividends payable.................................................................                2,462                2,337
     Other payables and accrued expenses...............................................                7,295                9,076
                                                                                              --------------------------------------
                                                                                              $       27,226               34,179
                                                                                              ======================================

(10) OTHER LIABILITIES

     A summary of the Company's Other Liabilities is as follows:

                                                                                               June 30, 2008     December 31, 2007
                                                                                              --------------------------------------
                                                                                                          (In thousands)
     Security deposits.................................................................       $        7,624                7,529
     Prepaid rent and other deferred income............................................                5,694                6,911
     Other liabilities.................................................................                1,059                1,713
                                                                                              --------------------------------------
                                                                                              $       14,377               16,153
                                                                                              ======================================

(11) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from nonowner sources. The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2008 are presented in the Company's consolidated statement of changes in stockholders' equity and for the three and six months ended June 30, 2008 and 2007 are summarized below.

                                                                                    Three Months Ended           Six Months Ended
                                                                                         June 30,                    June 30,
                                                                                 ---------------------------------------------------
                                                                                    2008          2007          2008          2007
                                                                                 ---------------------------------------------------
                                                                                                    (In thousands)
     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Balance at beginning of period........................................      $   (351)          251          (56)          314
       Change in fair value of interest rate swap..........................           252           111          (43)           48
                                                                                 ---------------------------------------------------
     Balance at end of period..............................................      $    (99)          362          (99)          362
                                                                                 ===================================================

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

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ---------------------------------------------------
                                                                                   2008          2007          2008          2007
                                                                                ---------------------------------------------------
                                                                                                    (In thousands)
     BASIC EPS COMPUTATION
       Numerator-net income available to common stockholders..............      $   9,090         5,476        16,525       11,407
       Denominator-weighted average shares outstanding....................         24,488        23,550        24,086       23,541
     DILUTED EPS COMPUTATION
       Numerator-net income available to common stockholders..............      $   9,090         5,476        16,525       11,407
       Denominator:
         Weighted average shares outstanding..............................         24,488        23,550        24,086       23,541
         Common stock options.............................................             63            94            62          101
         Nonvested restricted stock.......................................             96           132            90          119
                                                                                ---------------------------------------------------
           Total Shares...................................................         24,647        23,776        24,238       23,761
                                                                                ===================================================

(13) STOCK-BASED COMPENSATION

Management Incentive Plan
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004. This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,685,794 at June 30, 2008. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation was $663,000 and $1,266,000 for the three and six months ended June 30, 2008, respectively, of which $172,000 and $356,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2007, stock-based compensation was $651,000 and $1,196,000, respectively, of which $218,000 and $435,000 were capitalized as part of the Company's development costs.

Restricted Stock
     In the second quarter of 2008, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals. These goals are for the period ending December 31, 2008, so any shares issued upon attainment of these goals will be issued after that date. The number of shares to be issued could range from zero to 44,802. These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices. The table does not include shares granted in 2006 that are contingent on market conditions and shares granted in 2008 that are contingent on the attainment of certain annual performance goals. As of the vesting date, the fair value of shares that vested during the first quarter of 2008 was $1,161,000. There were no shares that vested in the second quarter of 2008.

Restricted Stock Activity:                  Three Months Ended          Six Months Ended
                                              June 30, 2008              June 30, 2008
                                        -----------------------------------------------------
                                                       Weighted                    Weighted
                                                        Average                     Average
                                                      Grant Date                  Grant Date
                                           Shares     Fair Value       Shares     Fair Value
                                        -----------------------------------------------------
Nonvested at beginning of period....      149,167      $ 33.42        144,089      $  31.65
Granted (1).........................            -            -         34,668         49.14
Forfeited...........................            -            -         (1,820)        25.99
Vested..............................            -            -        (27,770)        44.33
                                        -----------                ------------
Nonvested at end of period..........      149,167        33.42        149,167         33.42
                                        ===========                ============

(1) Represents shares issued in March 2008 that were granted in 2007 subject to the satisfaction of annual performance goals.

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 and was further amended by the Board of Directors in May 2008, which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company. Stock-based compensation expense for directors was $39,000 and $78,000 for the three and six months ended June 30, 2008, respectively, and $39,000 and $77,000 for the same periods in 2007.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The Statement requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). The provisions of Statement 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred for one year the Statement's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions will be effective for fiscal years beginning after November 15, 2008, and the Company is in the process of evaluating the impact that the adoption of these provisions will have on the Company's overall financial position and results of operations. As required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. At the end of each quarter, the fair value of the swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the quarter. This market information is considered a Level 2 input as defined by SFAS No. 157. The application of Statement 157 to the Company in 2008 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141(R) requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The Company anticipates that the adoption of Statement 160 on January 1, 2009, will have an immaterial impact on the Company's consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.

(15) SUBSEQUENT EVENTS

     During the second quarter, the Company called for redemption all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock. The redemption took place on July 2, 2008, at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from July 1, 2008, through and including the redemption date of $.011 per share, for an aggregated redemption price of $25.011 per Series D Preferred Share. Original issuance costs of $674,000 will be expensed in the third quarter.

     On July 11, 2008, EastGroup closed on the acquisition of 12th Street Distribution Center, a 150,000 square foot building in Jacksonville, Florida. This purchase was part of the Company's previously disclosed build-to-suit transaction with United Stationers Supply Co. EastGroup purchased the vacant property for $3,730,000 and plans to redevelop it for multi-tenant use for a projected total investment of $4,685,000.
     On July 18, 2008, EastGroup acquired 12.2 acres of land in San Antonio, Texas, for $1.9 million. The Company plans to construct three buildings with a total of 176,000 square feet on this development land.
     EastGroup is under contract to purchase a 128,000 square foot building in Tampa, Florida, as part of the Company's build-to-suit transaction with United Stationers Supply Co. The Company is also under contract to sell this property, and these transactions are expected to close during the third quarter of 2008.
     In addition, the Company is under contract to purchase 130 acres of land in Orlando, Florida, for approximately $15 million, and plans to construct 1.2 million square feet on this development land. This acquisition is expected to close during the fourth quarter of 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location-sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The Company's primary revenue is rental income; as such, EastGroup's greatest challenge is leasing space. During the six months ended June 30, 2008, leases on 2,006,000 square feet (8.0%) of EastGroup's total square footage of 24,974,000 expired, and the Company was successful in renewing or re-leasing 1,681,000 square feet, representing 84% of that total. In addition, EastGroup leased 621,000 square feet of other vacant space during this period. During the six months ended June 30, 2008, average rental rates on new and renewal leases increased by 11.0%.
     EastGroup's total leased percentage was 95.6% at June 30, 2008, compared to 97.6% at June 30, 2007. Leases scheduled to expire for the remainder of 2008 were 6.2% of the portfolio on a square foot basis at June 30, 2008, and this figure was reduced to 4.0% as of August 5, 2008. Property net operating income from same properties increased 0.9% for the quarter ended June 30, 2008 and 1.6% for the six months as compared to the same periods in 2007.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the first six months of 2008, EastGroup purchased five operating properties (669,000 square feet) and 9.9 acres of developable land in a single transaction for a total cost of $41.9 million. These properties are located in metropolitan Charlotte, North Carolina, where the Company now owns over 1.6 million square feet.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During the six months ended June 30, 2008, the Company transferred seven properties (733,000 square feet) with aggregate costs of $40.6 million at the date of transfer from development to real estate properties. These properties, which were collectively 98% leased as of August 5, 2008, are located in Orlando, Florida; Phoenix, Arizona; and Houston and San Antonio, Texas.
     The Company primarily funds its acquisition and development programs through a four-year, $200 million line of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs). The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is a meaningful supplemental measure of operating performance for equity real estate investment trusts. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and six months ended June 30, 2008 and 2007 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                    Three Months Ended          Six Months Ended
                                                                                         June 30,                   June 30,
                                                                                 ---------------------------------------------------
                                                                                    2008          2007         2008          2007
                                                                                 ---------------------------------------------------
                                                                                        (In thousands, except per share data)
Income from real estate operations............................................   $  41,458       36,955        81,564       72,814
Expenses from real estate operations..........................................     (11,536)     (10,173)      (22,382)     (20,191)
                                                                                 ---------------------------------------------------
PROPERTY NET OPERATING INCOME.................................................      29,922       26,782        59,182       52,623

Equity in earnings of unconsolidated investment (before depreciation).........         112          106           225          215
Income from discontinued operations
  (before depreciation and amortization)......................................          49          152           154          313
Interest income...............................................................          27           34            64           56
Gain on sales of securities...................................................           -            -           435            -
Other income..................................................................          21           20           216           45
Interest expense..............................................................      (7,509)      (6,905)      (14,882)     (13,076)
General and administrative expense............................................      (2,018)      (1,847)       (4,099)      (3,876)
Minority interest in earnings (before depreciation and amortization)..........        (188)        (199)         (393)        (387)
Gain on sales of land.........................................................           5            7            12           14
Dividends on Series D preferred shares........................................        (656)        (656)       (1,312)      (1,312)
                                                                                 ---------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................      19,765       17,494        39,602       34,615
Depreciation and amortization from continuing operations......................     (12,625)     (11,931)      (25,007)     (23,047)
Depreciation and amortization from discontinued operations....................         (17)         (95)          (53)        (174)
Depreciation from unconsolidated investment...................................         (33)         (33)          (66)         (66)
Minority interest depreciation and amortization...............................          51           41           100           79
Gain on sales of depreciable real estate investments..........................       1,949            -         1,949            -
                                                                                 ---------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................       9,090        5,476        16,525       11,407
Dividends on Series D preferred shares........................................         656          656         1,312        1,312
                                                                                 ---------------------------------------------------

NET INCOME....................................................................   $   9,746        6,132        17,837       12,719
                                                                                 ===================================================

Net income available to common stockholders per diluted share.................   $     .37          .23           .68          .48
Funds from operations available to common stockholders per diluted share......         .80          .74          1.63         1.46

Diluted shares for earnings per share and funds from operations...............      24,647       23,776        24,238       23,761

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the second quarter of 2008 was $.80 per share compared with $.74 per share for the same period of 2007, an increase of 8.1% per share. PNOI increased 11.7% primarily due to additional PNOI of $2,089,000 from newly developed properties, $826,000 from 2007 and 2008 acquisitions and $243,000 from same property growth. The second quarter of 2008 was the sixteenth consecutive quarter of increased FFO per share as compared to the previous year's quarter.

     For the six months ended June 30, 2008, FFO was $1.63 per share compared with $1.46 for the same period of 2007, an increase of 11.6% per share. PNOI increased 12.5% mainly due to additional PNOI of $3,762,000 from newly developed properties, $2,013,000 from 2007 and 2008 acquisitions and $794,000 from same property growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 0.9% for the three months ended June 30, 2008, and 1.6% for the six months. The second quarter of 2008 was the twentieth consecutive quarter of improved same property results.

o Occupancy is the percentage of total leasable square footage for which the lease term has commenced as of the close of the reporting period. Occupancy at June 30, 2008, was 95.0%. Occupancy has ranged from 94.4% to 95.7% in the previous four quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (4.9% of total square footage) averaged 9.4% for the second quarter. For the six months ended June 30, 2008, rental rate increases on new and renewal leases (9.2% of total square footage) averaged 11.0%.

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

FINANCIAL CONDITION

     EastGroup's assets were $1,119,590,000 at June 30, 2008, an increase of $63,757,000 from December 31, 2007. Liabilities increased $13,855,000 to
$664,991,000  and  stockholders'  equity  increased  $49,782,000 to $452,167,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $85,043,000 during the six months ended June 30, 2008, primarily due to the purchase of five operating properties in a single transaction and the transfer of seven properties from development, as detailed below. These increases were offset by the sale of one property, North Stemmons I, in the second quarter.

                                                                                           Date
        Real Estate Properties Acquired in 2008        Location             Size         Acquired        Cost (1)
        -----------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                 (In thousands)
        Airport Commerce Center I & II,
          Interchange Park, Ridge Creek
          Distribution Center and Waterford
          Distribution Center...................     Charlotte, NC        669,000        02/29/08      $  39,018

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

        Real Estate Properties Transferred from                                              Date
                  Development in 2008                  Location               Size        Transferred      Cost at Transfer
        --------------------------------------------------------------------------------------------------------------------
                                                                         (Square feet)                      (In thousands)
        Beltway Crossing IV.....................     Houston, TX              55,000        01/21/08       $         3,365
        Beltway Crossing III....................     Houston, TX              55,000        02/01/08                 2,866
        Southridge XII..........................     Orlando, FL             404,000        03/20/08                18,521
        Arion 18................................     San Antonio, TX          20,000        03/31/08                 2,593
        Southridge VII..........................     Orlando, FL              92,000        04/01/08                 6,500
        Wetmore II, Building C..................     San Antonio, TX          69,000        05/29/08                 3,682
        Interstate Commons III..................     Phoenix, AZ              38,000        06/01/08                 3,093
                                                                          -----------                      -----------------
              Total Developments Transferred....                             733,000                       $        40,620
                                                                          ===========                      =================

     The Company made capital improvements of $7,822,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $1,523,000 on development properties subsequent to transfer to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer.

Development
     The investment in development at June 30, 2008, was $151,386,000 compared to $152,963,000 at December 31, 2007. Total capital invested for development during the first six months of 2008 was $40,085,000, which primarily consisted of costs of $39,043,000 as detailed in the development activity table and costs of $1,523,000 on developments transferred to real estate properties during the 12-month period ended June 30, 2008.
     During 2007, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. In March 2008, construction on this project was completed, and the tenant, United Stationers Supply Co., occupied the space. As part of this transaction, EastGroup entered into contracts with United Stationers to purchase two of its existing properties (278,000 square feet) in Jacksonville and Tampa, Florida. The acquisition of the Jacksonville property closed subsequent to June 30, 2008. The Company purchased this vacant property for $3,730,000 and plans to redevelop it for multi-tenant use for a projected total investment of $4,685,000. The acquisition and re-sale of the Tampa property is expected to close during the third quarter of 2008.
     During the six months ended June 30, 2008, EastGroup purchased 9.9 acres of developable land for $855,000. Costs associated with this acquisition are included in the development activity table. The Company transferred seven developments to real estate properties during the first six months of 2008 with a total investment of $40,620,000 as of the date of transfer.

                                                                                     Costs Incurred
                                                                     ----------------------------------------------
                                                                        Costs            For the        Cumulative       Estimated
                                                                     Transferred        Six Months        as of            Total
DEVELOPMENT                                                Size       in 2008(1)      Ended 6/30/08      6/30/08           Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Square feet)                            (In thousands)
LEASE-UP
  Oak Creek A & B, Tampa, FL(2)...................         35,000    $       -                84           3,025           3,300
  SunCoast I, Fort Myers, FL......................         63,000            -               149           5,225           5,500
  World Houston 24, Houston, TX...................         93,000            -               708           5,873           6,100
  World Houston 25, Houston, TX...................         66,000            -               480           3,674           3,900
  Centennial Park, Denver, CO.....................         68,000            -               306           5,053           5,500
  Beltway Crossing V, Houston, TX.................         83,000            -               465           4,211           5,000
  Wetmore II, Building A, San Antonio, TX.........         34,000            -               275           3,076           3,200
  40th Avenue Distribution Center, Phoenix, AZ....         89,000            -               268           5,415           6,100
  Wetmore II, Building B, San Antonio, TX.........         55,000            -               325           3,208           3,400
  Beltway Crossing VI, Houston, TX................        127,000            -             1,634           5,157           6,400
  Oak Creek VI,  Tampa, FL........................         89,000            -             1,395           5,300           5,800
  Southridge VIII, Orlando, FL....................         91,000            -             1,668           5,708           6,700
  World Houston 27, Houston, TX...................         92,000            -             1,765           4,248           5,500
  Techway SW IV, Houston, TX......................         94,000            -             2,425           4,393           5,800
  Wetmore II, Building D, San Antonio, TX.........        124,000            -             4,878           7,863           8,500
                                                      ------------------------------------------------------------------------------
Total Lease-up....................................      1,203,000            -            16,825          71,429          80,700
                                                      ------------------------------------------------------------------------------

UNDER CONSTRUCTION
  Sky Harbor, Phoenix, AZ.........................        261,000            -             7,109          21,117          22,800
  SunCoast III, Fort Myers, FL....................         93,000            -             2,002           6,177           8,400
  World Houston 26, Houston, TX...................         59,000        1,110             1,563           2,673           3,300
  Country Club III & IV, Tucson, AZ...............        138,000        2,552                 -           2,552          11,200
  Oak Creek IX, Tampa, FL.........................         86,000        1,369                 -           1,369           5,500
  Blue Heron III, West Palm Beach, FL.............         20,000          863                 -             863           2,300
  World Houston 28, Houston, TX...................         59,000          733                 -             733           4,800
  World Houston 29, Houston, TX...................         70,000          849                 -             849           4,700
                                                      ------------------------------------------------------------------------------
Total Under Construction..........................        786,000        7,476            10,674          36,333          63,000
                                                      ------------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Tucson, AZ......................................         70,000       (2,552)              920             413           3,500
  Tampa, FL.......................................        249,000       (1,369)              535           3,743          14,600
  Orlando, FL.....................................        229,000            -               904           4,666          13,700
  West Palm Beach, FL.............................              -         (863)               52               -               -
  Fort Myers, FL..................................        659,000            -             1,470          14,289          48,100
  Dallas, TX......................................         70,000            -               537             537           5,000
  El Paso, TX.....................................        251,000            -                 -           2,444           9,600
  Houston, TX.....................................      1,169,000       (2,692)            1,060          12,917          71,800
  San Antonio, TX.................................        414,000            -               385           2,951          24,300
  Charlotte, NC...................................         95,000            -               959             959           7,100
  Jackson, MS.....................................         28,000            -                 -             705           2,000
                                                      ------------------------------------------------------------------------------
Total Prospective Development.....................      3,234,000       (7,476)            6,822          43,624         199,700
                                                      ------------------------------------------------------------------------------
                                                        5,223,000    $       -            34,321         151,386         343,400
                                                      ==============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2008
  Beltway Crossing IV, Houston, TX................         55,000    $       -                 5           3,365
  Beltway Crossing III, Houston, TX...............         55,000            -                14           2,866
  Southridge XII, Orlando, FL.....................        404,000            -             3,421          18,521
  Arion 18, San Antonio, TX.......................         20,000            -               638           2,593
  Southridge VII, Orlando, FL.....................         92,000            -               414           6,500
  Wetmore II, Building C, San Antonio, TX.........         69,000            -               185           3,682
  Interstate Commons III, Phoenix, AZ.............         38,000            -                45           3,093
                                                      -----------------------------------------------------------
Total Transferred to Real Estate Properties.......        733,000    $       -             4,722          40,620  (3)
                                                      ===========================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  These buildings were developed for sale.
(3)  Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $19,832,000 during the six months ended June 30, 2008, primarily due to depreciation expense on real estate properties, offset by accumulated depreciation related to North Stemmons I, which was sold during the second quarter. A summary of Other Assets is presented in Note 8 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $70,207,000 during the six months ended June 30, 2008, as a result of a $78,000,000 mortgage loan signed by the Company during the first quarter, which was offset by regularly scheduled principal payments of $7,733,000 and mortgage loan premium amortization of $60,000.
     Notes payable to banks decreased $47,623,000 during the six months ended June 30, 2008, as a result of repayments of $219,529,000 exceeding advances of $171,906,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 9 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 10 in the Notes to the Consolidated Financial Statements for a summary of Other Liabilities.

STOCKHOLDERS' EQUITY

     During the second quarter, the Company sold 1,198,700 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds were $57.2 million. The Company used the proceeds to repay indebtedness outstanding under its revolving credit facility and for other general corporate purposes.
     Distributions in excess of earnings increased $8,978,000 as a result of dividends on common and preferred stock of $26,815,000 exceeding net income for financial reporting purposes of $17,837,000. See Note 13 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.


RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007.)

     Net income available to common stockholders for the three and six months ended June 30, 2008, was $9,090,000 ($.37 per basic and diluted share) and $16,525,000 ($.69 per basic and $.68 per diluted share) compared to $5,476,000 ($.23 per basic and diluted share) and $11,407,000 ($.48 per basic and diluted share) for the three and six months ended June 30, 2007.
     PNOI for the three months ended June 30, 2008, increased by $3,140,000, or 11.7%, as compared to the same period in 2007. The increase was primarily attributable to $2,089,000 from newly developed properties, $826,000 from 2007 and 2008 acquisitions and $243,000 from same property growth.
     PNOI for the six months ended June 30, 2008, increased by $6,559,000, or 12.5%, as compared to the same period in 2007. The increase was mainly due to $3,762,000 from newly developed properties, $2,013,000 from 2007 and 2008 acquisitions and $794,000 from same property growth. The increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     Expense to revenue ratios for real estate operations were 27.8% and 27.4% for the three and six months ended June 30, 2008, compared to 27.5% and 27.7% for the same periods in 2007. The Company's percentages leased and occupied were 95.6% and 95.0%, respectively, at June 30, 2008, compared to 97.6% and 95.6%, respectively, at June 30, 2007.
     The following table presents the components of interest expense for the three and six months ended June 30, 2008 and 2007:

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30,                          June 30,
                                                                 -------------------------------------------------------------------
                                                                                         Increase                          Increase
                                                                   2008         2007    (Decrease)    2008        2007    (Decrease)
                                                                 -------------------------------------------------------------------
                                                                                (In thousands, except rates of interest)
Average bank borrowings.......................................   $ 97,122      116,697   (19,575)    124,514      88,119     36,395
Weighted average variable interest rates
  (excluding loan cost amortization)..........................      3.77%        6.41%                 4.24%       6.49%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization).....   $    910        1,865      (955)      2,626       2,833       (207)
Amortization of bank loan costs...............................         74           89       (15)        148         178        (30)
                                                                 -------------------------------------------------------------------
Total variable rate interest expense..........................        984        1,954      (970)      2,774       3,011       (237)
                                                                 -------------------------------------------------------------------

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)........      8,001        6,231     1,770      15,136      12,653      2,483
Amortization of mortgage loan costs...........................        172          133        39         325         265         60
                                                                 -------------------------------------------------------------------
Total fixed rate interest expense.............................      8,173        6,364     1,809      15,461      12,918      2,543
                                                                 -------------------------------------------------------------------

Total interest................................................      9,157        8,318       839      18,235      15,929      2,306
Less capitalized interest.....................................     (1,648)      (1,413)     (235)     (3,353)     (2,853)      (500)
                                                                 -------------------------------------------------------------------

TOTAL INTEREST EXPENSE........................................   $  7,509        6,905       604      14,882      13,076      1,806
                                                                 ===================================================================

     Interest costs incurred during development of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in the first six months of 2008 were significantly lower than in 2007. Although average bank borrowings were higher for the six months ended June 30, 2008, as compared to the same period in 2007, the Company experienced a decrease in variable rate interest expense due to the lower interest rates.
     The increase in mortgage interest expense in the first six months of 2008 as compared to the same period of 2007 was primarily due to the new mortgages detailed in the table below.

     NEW MORTGAGES IN 2007 AND 2008                                        INTEREST RATE         DATE              AMOUNT
     ------------------------------------------------------------------------------------------------------------------------
     Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
       Ethan Allen, Northpark I-IV, South 55th Avenue, East
       University I & II and Santan 10 II............................          5.570%          08/08/07      $   75,000,000
     Beltway II, III & IV, Eastlake, Fairgrounds I-IV, Nations
       Ford I-IV, Techway Southwest III, Westinghouse,
       Wetmore I-IV and World Houston 15 & 22........................          5.500%          03/19/08          78,000,000
                                                                          ----------------                   ----------------
       Weighted Average/Total Amount.................................          5.534%                        $  153,000,000
                                                                          ================                   ================

     These increases were offset by regularly scheduled principal payments and the repayments of two mortgages in 2007 as shown in the following table:

                                                              INTEREST          DATE             PAYOFF
     MORTGAGE LOANS REPAID IN 2007                              RATE           REPAID            AMOUNT
     -------------------------------------------------------------------------------------------------------
     World Houston 1 & 2................................       7.770%         04/12/07      $    4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen..................................       8.060%         05/25/07          10,197,000
                                                            ------------                    ----------------
       Weighted Average/Total Amount....................       7.978%                       $   14,220,000
                                                            ============                    ================

     Depreciation and amortization for continuing operations increased $694,000 and $1,960,000 for the three and six months ended June 30, 2008, as compared to the same periods in 2007. This increase was primarily due to properties acquired and transferred from development during 2007 and 2008.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $132,000 and $412,000 for the three and six months ended June 30, 2008, as compared to $262,000 and $407,000 in the same periods of 2007.

Capital Expenditures
     Capital expenditures for the three and six months ended June 30, 2008 and 2007 were as follows:

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                     June 30,
                                                         Estimated    ---------------------------------------------------
                                                        Useful Life      2008          2007          2008          2007
                                                       ------------------------------------------------------------------
                                                                                         (In thousands)
        Upgrade on Acquisitions...................        40 yrs      $     19            20            50           59
        Tenant Improvements:
           New Tenants............................      Lease Life       1,268         1,876         3,356        3,314
           New Tenants (first generation) (1).....      Lease Life         238            37           241          375
           Renewal Tenants........................      Lease Life         650           426         1,162          830
        Other:
           Building Improvements..................       5-40 yrs        1,122           533         1,304          758
           Roofs..................................       5-15 yrs          723           796           831          961
           Parking Lots...........................       3-5 yrs           237           304           775          411
           Other..................................        5 yrs             32            17           103           52
                                                                      ---------------------------------------------------
              Total capital expenditures..........                    $  4,289         4,009         7,822        6,760
                                                                      ===================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and six months ended June 30, 2008 and 2007 were as follows:

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                     June 30,
                                                         Estimated    ---------------------------------------------------
                                                        Useful Life      2008          2007          2008          2007
                                                       ------------------------------------------------------------------
                                                                                         (In thousands)
        Development...............................      Lease Life    $  1,296           725         2,129         1,630
        New Tenants...............................      Lease Life         618           738         1,089         1,424
        New Tenants (first generation) (1)........      Lease Life          51            50            58           165
        Renewal Tenants...........................      Lease Life         646           523           885           898
                                                                      ---------------------------------------------------
              Total capitalized leasing costs.....                    $  2,611         2,036         4,161         4,117
                                                                      ===================================================

        Amortization of leasing costs (2).........                    $  1,383         1,199         2,837         2,379
                                                                      ===================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the properties sold or held for sale during the three and six months ended June 30, 2008 and 2007. EastGroup sold North Stemmons I during the second quarter of 2008, as described below, and Delp Distribution Center I during the fourth quarter of 2007. The Company has reclassified the operations of both entities to Discontinued Operations as shown in the following table.

                                                                            Three Months Ended       Six Months Ended
                                                                                 June 30,                June 30,
Discontinued Operations                                                     2008          2007       2008        2007
-----------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
Income from real estate operations...................................     $    72          210        211         437
Expenses from real estate operations.................................         (23)         (58)       (57)       (124)
                                                                          ---------------------------------------------
  Property net operating income from discontinued operations.........          49          152        154         313

Depreciation and amortization........................................         (17)         (95)       (53)       (174)
                                                                          ---------------------------------------------

Income from real estate operations...................................          32           57        101         139
  Gain on sales of real estate investments...........................       1,949            -      1,949           -
                                                                          ---------------------------------------------

Income from discontinued operations..................................     $ 1,981           57      2,050         139
                                                                          =============================================

     In May, EastGroup received a condemnation award from the State of Texas for its North Stemmons I property in Dallas. The Company was awarded $4,698,000 as payment for the building and a portion of the land associated with the property, and a gain of $1,949,000 was recognized as a result of this transaction. The Company plans to develop a new business distribution building on the remaining
4.9 acres.
     A summary of gain on sales of real estate investments for the six months ended June 30, 2008 is as follows:

                                                                         Date           Net                    Recognized
       Real Estate Properties            Location          Size          Sold       Sales Price      Basis        Gain
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (In thousands)
North Stemmons I..................      Dallas, TX      123,000 SF     05/12/08     $   4,633        2,684       1,949

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $39,235,000 for the six months ended June 30, 2008. The primary other sources of cash were from bank borrowings, mortgage note proceeds, proceeds from common stock offerings, proceeds from sales of securities, and proceeds from sales of land and real estate investments. The Company distributed $25,378,000 in common and $1,312,000 in preferred stock dividends during the six months ended June 30, 2008. Other primary uses of cash were for bank debt repayments, purchases of real estate, construction and development of properties, capital improvements at various properties, principal payments on mortgage notes payable, and purchases of securities.
     Total debt at June 30, 2008 and December 31, 2007 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at June 30, 2008 and December 31, 2007.

                                                            June 30, 2008    December 31, 2007
                                                          -------------------------------------
                                                                      (In thousands)
        Mortgage notes payable - fixed rate.........      $      535,567             465,360
        Bank notes payable - floating rate..........              87,821             135,444
                                                          -------------------------------------
           Total debt...............................      $      623,388             600,804
                                                          =====================================

     EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit can be expanded by $100 million and has an option for a one-year extension. At June 30, 2008, the weighted average interest rate was 3.150% on a balance of $84,000,000.
     The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012. This credit facility is customarily used for working capital needs. The interest rate on this working cash line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement). Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee. At June 30, 2008, the interest rate was 3.213% on a balance of $3,821,000.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     During the first quarter of 2008, the Company closed on a $78 million, non-recourse first mortgage loan secured by properties containing 1,571,000 square feet. The loan has a fixed interest rate of 5.50%, a seven-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     During the second quarter of 2008, EastGroup sold 1,198,700 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds were $57.2 million after deducting the underwriting discount and other offering expenses. The Company used the proceeds to repay indebtedness outstanding under its revolving credit facility and for other general corporate purposes.
     Also during the second quarter, the Company called for redemption all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock. The redemption took place on July 2, 2008, at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from July 1, 2008, through and including the redemption date of $.011 per share, for an aggregated redemption price of $25.011 per Series D Preferred Share. Original issuance costs of $674,000 will be expensed in the third quarter.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2007, did not materially change during the six months ended June 30, 2008, except for the decrease in bank borrowings and the increase in mortgage notes payable discussed above and the purchase of the properties in Charlotte.
     The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

INFLATION AND OTHER ECONOMIC CONSIDERATIONS

     Most of the Company's leases include scheduled rent increases. Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.
     EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may impact our ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space. In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.


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

                                         July-Dec
                                           2008        2009       2010       2011       2012    Thereafter    Total     Fair Value
                                         -------------------------------------------------------------------------------------------
Fixed rate debt (1) (in thousands).....  $  8,752     47,696     16,477     82,977     60,201    319,464     535,567     529,541(2)
Weighted average interest rate.........     6.09%      6.52%      5.89%      6.95%      6.64%      5.51%       5.97%
Variable rate debt (in thousands)......  $      -          -          -          -     87,821          -      87,821      87,821
Weighted average interest rate.........         -          -          -          -      3.15%          -       3.15%

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

     As the table above incorporates only those exposures that existed as of June 30, 2008, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during subsequent periods. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 32 basis points, interest expense and cash flows would increase or decrease by approximately $281,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,540,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                            Current         Maturity                                          Fair Value        Fair Value
      Type of Hedge     Notional Amount       Date        Reference Rate     Fixed Rate       at 6/30/08       at 12/31/07
      ---------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                              (In thousands)
          Swap             $9,540           12/31/10      1 month LIBOR         4.03%            ($99)            ($56)

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


ITEM 4. CONTROLS AND PROCEDURES.

(i)  Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 29, 2008, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, H.C. Bailey, Jr., Hayden C. Eaves III, Fredric H. Gould, David H. Hoster II, Mary E. McCormick, David M. Osnos and Leland R. Speed were elected directors of the Registrant, each to serve until the 2009 Annual Meeting. The following is a summary of the voting for directors:

                                                Common Stock
        Nominee                          Vote For      Vote Withheld
        -------------------------------------------------------------
        D. Pike Aloian                  22,422,146         55,784
        H.C. Bailey, Jr.                22,118,873        359,057
        Hayden C. Eaves III             22,421,532         56,398
        Fredric H. Gould                22,421,994         55,936
        David H. Hoster II              22,316,518        161,412
        Mary E. McCormick               22,417,362         60,568
        David M. Osnos                  22,113,868        364,062
        Leland R. Speed                 22,318,059        159,871

     In addition, the stockholders voted to ratify the appointment of KPMG LLP as the Company's independent registered public accounting firm for the 2008 fiscal year. The results of the voting are set forth below:

                                                    Vote For       Vote Against    Vote Abstained
                                                 --------------------------------------------------
        Ratification of Independent Registered
        Public Accounting Firm                     22,278,274         175,418          24,238

ITEM 6. EXHIBITS.

(a)  Form 10-Q Exhibits:

     (10) Material contracts

          10.1 Amendment No. 2 to EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 3, 2008).

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

Date: August 6, 2008

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