Form 10-Q
period 2008-09-30
EASTGROUP PROPERTIES INC
filed 2008-11-05
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008          COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of November 4, 2008 was 25,070,518.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008

                                                                                                    Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  balance  sheets,  September  30,  2008  (unaudited)  and
          December 31, 2007                                                                           3

          Consolidated  statements of income for the three and nine months ended
          September 30, 2008 and 2007 (unaudited)                                                     4

          Consolidated statement of changes in stockholders' equity for the nine
          months ended September 30, 2008 (unaudited)                                                 5

          Consolidated  statements  of cash  flows  for the  nine  months  ended
          September 30, 2008 and 2007 (unaudited)                                                     6

          Notes to consolidated financial statements (unaudited)                                      7

Item 2.   Management's  Discussion and Analysis of Financial Condition and Results
          of Operations                                                                              13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 24

Item 4.   Controls and Procedures                                                                    25

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                                               25

Item 6.   Exhibits                                                                                   25

SIGNATURES

Authorized signatures                                                                                26

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                       September 30, 2008        December 31, 2007
                                                                                     -----------------------------------------------
                                                                                                      (Unaudited)
ASSETS
  Real estate properties........................................................     $        1,225,973                1,114,966
  Development...................................................................                145,074                  152,963
                                                                                     -----------------------------------------------
                                                                                              1,371,047                1,267,929
      Less accumulated depreciation.............................................               (299,658)                (269,132)
                                                                                     -----------------------------------------------
                                                                                              1,071,389                  998,797

  Unconsolidated investment.....................................................                  2,669                    2,630
  Cash..........................................................................                  1,265                      724
  Other assets..................................................................                 59,189                   53,682
                                                                                     -----------------------------------------------

      TOTAL ASSETS..............................................................     $        1,134,512                1,055,833
                                                                                     ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable........................................................     $          531,132                  465,360
  Notes payable to banks........................................................                137,527                  135,444
  Accounts payable and accrued expenses.........................................                 33,067                   34,179
  Other liabilities.............................................................                 15,076                   16,153
                                                                                     -----------------------------------------------
                                                                                                716,802                  651,136
                                                                                     -----------------------------------------------


Minority interest in joint ventures.............................................                  2,472                    2,312
                                                                                     -----------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; 600,000 shares authorized;
    no shares issued............................................................                      -                        -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued at December 31, 2007; stated liquidation preference of $33,000 at
    December 31, 2007; redeemed July 2, 2008....................................                      -                   32,326
  Common shares; $.0001 par value; 68,080,000 shares authorized;
    25,070,718 shares issued and outstanding at September 30, 2008 and
    23,808,768 at December 31, 2007.............................................                      3                        2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued............................................................                      -                        -
  Additional paid-in capital on common shares...................................                527,757                  467,573
  Distributions in excess of earnings...........................................               (112,396)                 (97,460)
  Accumulated other comprehensive loss..........................................                   (126)                     (56)
                                                                                     -----------------------------------------------
                                                                                                415,238                  402,385
                                                                                     -----------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................     $        1,134,512                1,055,833
                                                                                     ===============================================

See accompanying notes to consolidated financial statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended          Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                ----------------------------------------------------
                                                                                   2008          2007          2008          2007
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations...................................         $  42,904        39,005       124,415       111,795
  Other income.........................................................                16            20           232            65
                                                                                ----------------------------------------------------
                                                                                   42,920        39,025       124,647       111,860
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations.................................            12,193        10,441        34,559        30,613
  Depreciation and amortization........................................            13,436        12,158        38,428        35,185
  General and administrative...........................................             2,250         1,993         6,349         5,868
                                                                                ----------------------------------------------------
                                                                                   27,879        24,592        79,336        71,666
                                                                                ----------------------------------------------------

OPERATING INCOME.......................................................            15,041        14,433        45,311        40,194

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment......................                80            65           239           214
  Gain on sales of non-operating real estate...........................               301             9           313            23
  Gain on sales of securities..........................................                 -             -           435             -
  Interest income......................................................               125            38           189            94
  Interest expense.....................................................            (7,596)       (7,086)      (22,478)      (20,162)
  Minority interest in joint ventures..................................              (169)         (133)         (462)         (441)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS......................................             7,782         7,326        23,547        19,922
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations...................................                 7            88           130           211
  Gain on sales of real estate investments.............................                83           300         2,032           300
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS....................................                90           388         2,162           511
                                                                                ----------------------------------------------------

NET INCOME.............................................................             7,872         7,714        25,709        20,433

  Preferred dividends-Series D.........................................                14           656         1,326         1,968
  Costs on redemption of Series D preferred shares.....................               682             -           682             -
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS............................         $   7,176         7,058        23,701        18,465
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations....................................         $     .29           .28           .88           .76
  Income from discontinued operations..................................               .00           .02           .09           .02
                                                                                ----------------------------------------------------
  Net income available to common stockholders..........................         $     .29           .30           .97           .78
                                                                                ====================================================

  Weighted average shares outstanding..................................            24,908        23,562        24,362        23,548
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations....................................         $     .29           .28           .88           .76
  Income from discontinued operations..................................               .00           .02           .09           .02
                                                                                ----------------------------------------------------
  Net income available to common stockholders..........................         $     .29           .30           .97           .78
                                                                                ====================================================

  Weighted average shares outstanding..................................            25,069        23,778        24,517        23,767
                                                                                ====================================================

Dividends declared per common share....................................         $     .52           .50          1.56          1.50

See accompanying notes to consolidated financial statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                               Accumulated
                                                                               Additional    Distributions        Other
                                                      Preferred     Common      Paid-In        In Excess      Comprehensive
                                                        Stock        Stock      Capital       Of Earnings         Loss        Total
                                                      ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007........................... $  32,326          2        467,573       (97,460)           (56)     402,385
  Comprehensive income
    Net income.......................................         -          -              -        25,709              -       25,709
    Net unrealized change in fair value of
      interest rate swap.............................         -          -              -             -            (70)         (70)
                                                                                                                            --------
      Total comprehensive income.....................                                                                        25,639
                                                                                                                            --------
  Common dividends declared - $1.56 per share........         -          -              -       (38,637)             -      (38,637)
  Preferred dividends declared - $1.0048 per share...         -          -              -        (1,326)             -       (1,326)
  Redemption of 1,320,000 shares of Series D
    preferred stock..................................   (32,326)         -              -          (682)             -      (33,008)
  Stock-based compensation, net of forfeitures.......         -          -          2,438             -              -        2,438
  Issuance of 1,198,700 shares of common stock,
    common stock offering, net of expenses ..........         -          1         57,197             -              -       57,198
  Issuance of 25,720 shares of common stock,
    options exercised................................         -          -            526             -              -          526
  Issuance of 4,667 shares of common stock,
    dividend reinvestment plan.......................         -          -            212             -              -          212
  4,519 shares withheld to satisfy tax withholding
    obligations in connection with the vesting of
    restricted stock.................................         -          -           (189)            -              -         (189)
                                                      ------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2008.......................... $       -          3        527,757      (112,396)          (126)     415,238
                                                      ==============================================================================

See accompanying notes to consolidated financial statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                 -----------------------------------
                                                                                                      2008                  2007
                                                                                                 -----------------------------------
OPERATING ACTIVITIES
  Net income..................................................................................   $    25,709               20,433
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations..................................        38,428               35,185
    Depreciation and amortization from discontinued operations................................            71                  277
    Minority interest depreciation and amortization...........................................          (151)                (121)
    Amortization of mortgage loan premiums....................................................           (90)                 (87)
    Gain on sales of land and real estate investments.........................................        (2,345)                (323)
    Gain on sales of securities...............................................................          (435)                   -
    Amortization of discount on mortgage loan receivable......................................           (52)                   -
    Stock-based compensation expense..........................................................         1,668                1,476
    Equity in earnings of unconsolidated investment, net of distributions.....................           (39)                  36
    Changes in operating assets and liabilities:
      Accrued income and other assets.........................................................         2,442                5,318
      Accounts payable, accrued expenses and prepaid rent.....................................         4,061                4,555
                                                                                                 -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................................        69,267               66,749
                                                                                                 -----------------------------------

INVESTING ACTIVITIES
  Real estate development.....................................................................       (58,357)             (78,747)
  Purchases of real estate....................................................................       (46,282)             (51,711)
  Real estate improvements....................................................................       (10,705)             (10,236)
  Proceeds from sales of land and real estate investments.....................................        11,720                  323
  Advances on mortgage loans receivable.......................................................        (4,994)                   -
  Repayments on mortgage loans receivable.....................................................           863                   23
  Purchases of securities.....................................................................        (7,534)                   -
  Proceeds from sales of securities...........................................................         7,969                    -
  Changes in other assets and other liabilities...............................................       (11,991)              (5,863)
                                                                                                 -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES.........................................................      (119,311)            (146,211)
                                                                                                 -----------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings...............................................................       251,197              252,466
  Repayments on bank borrowings...............................................................      (249,114)            (186,880)
  Proceeds from mortgage notes payable........................................................        78,000               75,000
  Principal payments on mortgage notes payable................................................       (12,138)             (23,445)
  Debt issuance costs.........................................................................        (1,686)                (658)
  Distributions paid to stockholders..........................................................       (40,319)             (37,439)
  Redemption of Series D preferred shares.....................................................       (33,008)                   -
  Proceeds from common stock offerings........................................................        57,198                    -
  Proceeds from exercise of stock options.....................................................           526                1,365
  Proceeds from dividend reinvestment plan....................................................           212                  209
  Other.......................................................................................          (283)                (941)
                                                                                                 -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................................        50,585               79,677
                                                                                                 -----------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS.........................................................           541                  215
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................           724                  940
                                                                                                 -----------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................   $     1,265                1,155
                                                                                                 ===================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $5,044 and $4,425
    for 2008 and 2007, respectively...........................................................   $    22,122               19,363
  Fair value of common stock awards issued to employees and directors, net of forfeitures.....         1,248                1,441

See accompanying notes to consolidated financial statements (unaudited).

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

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2007 and September 30, 2008, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment-industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $10,953,000 and $31,473,000 for the three and nine months ended September 30, 2008, respectively, and $10,040,000 and $29,289,000 for the same periods in 2007. The Company's real estate properties at September 30, 2008 and December 31, 2007 were as follows:

                                                                      September 30, 2008    December 31, 2007
                                                                     -----------------------------------------
                                                                                   (In thousands)
        Real estate properties:
           Land................................................       $       188,407              175,496
           Buildings and building improvements.................               846,727              763,980
           Tenant and other improvements.......................               190,839              175,490
        Development............................................               145,074              152,963
                                                                     -----------------------------------------
                                                                            1,371,047            1,267,929
           Less accumulated depreciation.......................              (299,658)            (269,132)
                                                                     -----------------------------------------
                                                                      $     1,071,389              998,797
                                                                     =========================================

(5)  DEVELOPMENT

     During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. As the property becomes occupied, costs are capitalized only for the portion of the building that remains vacant. When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs ceases on properties developed for lease and properties developed for sale. Properties developed for lease are then transferred to real estate properties, and depreciation commences on the entire property (excluding the land). Properties developed for sale remain classified as development properties until the criteria for classifying the properties as held for sale, as discussed in Note 7, have been met. During this period, costs associated with the properties developed for sale (i.e., property taxes, insurance, and utilities) are expensed as incurred, and these properties are not depreciated.

(6)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $927,000 and $2,630,000 for the three and nine months ended September 30, 2008, respectively, and $732,000 and $2,325,000 for the same periods in 2007. Amortization of above and below market leases was immaterial for all periods presented.
     The Company acquired five operating properties and 9.9 acres of developable land in a single transaction during the first quarter of 2008. In the third quarter, EastGroup acquired one property for redevelopment, one non-operating property (which was also sold during the third quarter), and 12.2 acres of developable land. The Company purchased these real estate investments for a total cost of $52,844,000, of which $44,242,000 was allocated to real estate properties and $6,562,000 to development. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $2,143,000 to in-place lease intangibles and $252,000 to above market leases (both included in Other Assets on the consolidated balance sheet) and $355,000 to below market leases (included in Other Liabilities on the consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     The Company periodically reviews (at least annually) the recoverability of goodwill and (on a quarterly basis) the recoverability of other intangibles for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at September 30, 2008, or December 31, 2007.

(7)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

     The Company considers a real estate property to be held for sale when it is probable that the property will be sold within a year. A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk. Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the consolidated income statements. Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.
     During the second quarter of 2008, EastGroup received a condemnation award from the State of Texas for its North Stemmons I property in Dallas. The Company was awarded $4,698,000 as payment for the building and a portion of the land associated with the property, and a gain of $1,949,000 was recognized as a result of this transaction.
     During the third quarter of 2008, EastGroup sold one operating property, Delp Distribution Center III in Memphis. The Company sold this 20,000 square foot warehouse for $635,000 and recognized a gain of $83,000.
     In March 2007, EastGroup entered into a contract with United Stationers to acquire a 128,000 square foot warehouse in Tampa as part of the Orlando build-to-suit transaction between the two parties. In August 2008, EastGroup purchased the building through its taxable REIT subsidiary. The Company then sold the builing and recognized an after-tax gain of $294,000, which was included in earnings per share (EPS) and funds from operations available to common stockholders (FFO). In connection with the sale, EastGroup financed a portion of the sales proceeds. At September 30, 2008, the mortgage loan receivable, net of discount of $147,000, was $4,003,000.
     In addition, EastGroup sold 41 acres of residential land in San Antonio for $841,000, with no gain or loss. This property was acquired as part of the Company's Alamo Ridge industrial land acquisition in September 2007.

     The Company had no real estate properties that were considered to be held for sale at September 30, 2008.

(8)  OTHER ASSETS

     A summary of the Company's Other Assets is as follows:

                                                                                    September 30, 2008    December 31, 2007
                                                                                   -----------------------------------------
                                                                                                 (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization...    $        20,977               18,693
     Straight-line rent receivable, net of allowance for doubtful accounts......             14,598               14,016
     Accounts receivable, net of allowance for doubtful accounts................              2,671                3,587
     Acquired in-place lease intangibles, net of accumulated amortization
       of $5,552 and $5,308 for 2008 and 2007, respectively.....................              4,982                5,303
     Mortgage loans receivable, net of discount of $147 and $0 for 2008 and
       2007, respectively.......................................................              4,115                  132
     Goodwill...................................................................                990                  990
     Prepaid expenses and other assets..........................................             10,856               10,961
                                                                                   -----------------------------------------
                                                                                    $        59,189               53,682
                                                                                   =========================================

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses is as follows:

                                                                                    September 30, 2008    December 31, 2007
                                                                                   -----------------------------------------
                                                                                                 (In thousands)
        Property taxes payable..................................................    $        15,437                9,744
        Development costs payable...............................................              7,430               13,022
        Dividends payable.......................................................              1,982                2,337
        Other payables and accrued expenses.....................................              8,218                9,076
                                                                                   -----------------------------------------
                                                                                    $        33,067               34,179
                                                                                   =========================================

(10) OTHER LIABILITIES

     A summary of the Company's Other Liabilities is as follows:

                                                                                    September 30, 2008    December 31, 2007
                                                                                   -----------------------------------------
                                                                                                 (In thousands)
        Security deposits.......................................................    $         7,600                7,529
        Prepaid rent and other deferred income..................................              5,905                6,911
        Other liabilities.......................................................              1,571                1,713
                                                                                   -----------------------------------------
                                                                                    $        15,076               16,153
                                                                                   =========================================

(11) REDEMPTION OF SERIES D PREFERRED SHARES

     On July 2, 2008, EastGroup redeemed all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregate redemption price of $25.011 per Series D Preferred Share. Original issuance costs of $674,000 and additional redemption costs of $8,000 were charged againste net income available to common stockholders in conjunction with the redemption of these shares.

(12) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2008 are presented in the Company's consolidated statement of changes in stockholders' equity and for the three and nine months ended September 30, 2008 and 2007 are summarized below.

                                                                                   Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                ----------------------------------------------------
                                                                                   2008          2007        2008         2007
                                                                                ----------------------------------------------------
                                                                                                   (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of period......................................    $   (99)          362         (56)         314
            Change in fair value of interest rate swap......................        (27)         (216)        (70)        (168)
                                                                                ----------------------------------------------------
        Balance at end of period............................................    $  (126)          146        (126)         146
                                                                                ====================================================

(13) EARNINGS PER SHARE

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

                                                                                   Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                ----------------------------------------------------
                                                                                   2008          2007        2008         2007
                                                                                ----------------------------------------------------
                                                                                                  (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders.............    $    7,176         7,058      23,701       18,465
          Denominator-weighted average shares outstanding...................        24,908        23,562      24,362       23,548
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders.............    $    7,176         7,058      23,701       18,465
          Denominator:
            Weighted average shares outstanding.............................        24,908        23,562      24,362       23,548
            Common stock options............................................            56            81          60           95
            Nonvested restricted stock......................................           105           135          95          124
                                                                                ----------------------------------------------------
              Total Shares..................................................        25,069        23,778      24,517       23,767
                                                                                ====================================================

(14)  STOCK-BASED COMPENSATION

Management Incentive Plan
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004. This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,685,794 at September 30, 2008. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation was $929,000 and $2,195,000 for the three and nine months ended September 30, 2008, respectively, of which $310,000 and $666,000 were capitalized as part of the Company's development costs. For the three and nine months ended September 30, 2007, stock-based compensation was $845,000 and $2,041,000, respectively, of which $246,000 and $681,000 were capitalized as part of the Company's development costs.

Restricted Stock
     In the second quarter of 2008, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals. These goals are for the period ending December 31, 2008, so any shares issued upon attainment of these goals will be issued after that date. The number of shares to be issued could range from zero to 44,802. These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices. The table does not include shares granted in 2006 that are contingent on market conditions and shares granted in 2008 that are contingent on the attainment of certain annual performance goals. As of the vesting date, the fair value of shares that vested during the first quarter of 2008 was $1,161,000. There were no shares that vested in the second or third quarters of 2008.


Restricted Stock Activity:                 Three Months Ended         Nine Months Ended
                                           September 30, 2008         September 30, 2008
                                        ---------------------------------------------------
                                                      Weighted                   Weighted
                                                       Average                    Average
                                                     Grant Date                 Grant Date
                                          Shares     Fair Value       Shares    Fair Value
                                        ---------------------------------------------------
Nonvested at beginning of period....      149,167    $   33.42        144,089   $   31.65
Granted (1).........................            -            -         34,668       49.14
Forfeited...........................         (500)       20.50         (2,320)      24.81
Vested..............................            -            -        (27,770)      44.33
                                        ----------                  ----------
Nonvested at end of period..........      148,667        33.46        148,667       33.46
                                        ==========                  ==========

(1) Represents shares issued in March 2008 that were granted in 2007 subject to the satisfaction of annual performance goals.

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 and was further amended by the Board of Directors in May 2008, which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company. Stock-based compensation expense for directors was $61,000 and $139,000 for the three and nine months ended September 30, 2008, respectively, and $39,000 and $116,000 for the same periods in 2007.

(15) RECENT ACCOUNTING PRONOUNCEMENTS

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

(16) SUBSEQUENT EVENT

     EastGroup is under contract to purchase 130 acres of land in Orlando, Florida, for approximately $15 million, and plans to construct 1.2 million square feet on this development land. The first phase of this acquisition (approximately $9,750,000) is expected to close during the fourth quarter of 2008. The second phase (approximately $5,250,000) is scheduled to close 12 months after the closing of the first phase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location-sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The Company's primary revenue is rental income; as such, EastGroup's greatest challenge is leasing space. During the nine months ended September 30, 2008, leases on 3,439,000 square feet (13.6%) of EastGroup's total square footage of 25,326,000 expired, and the Company was successful in renewing or re-leasing 2,874,000 square feet, representing 83.6% of that total. In addition, EastGroup leased 1,024,000 square feet of other vacant space during this period. During the nine months ended September 30, 2008, average rental rates on new and renewal leases increased by 12.7%.
     EastGroup's  total  leased  percentage  was 95.1% at  September  30,  2008, compared to 97.0% at September 30, 2007. Leases scheduled to expire for the remainder of 2008 were 1.9% of the portfolio on a square foot basis at September 30, 2008, and this figure was reduced to 1.1% as of November 4, 2008.
     Property net operating income from same properties decreased 2.5% for the quarter as compared to the same period of 2007. Excluding termination fee income for both periods, same property operating results increased 0.3%. Property results for the third quarter of 2007 included $966,000 of termination fee income mainly from one tenant's early termination, and lease termination fee income for the third quarter of 2008 was $186,000. For the nine months ended September 30, 2008, property net operating income decreased 0.1% as compared to the same period of 2007. Excluding termination fee income for both periods, same property operating results increased 0.2% for the nine months.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the first nine months of 2008, EastGroup purchased five operating properties (669,000 square feet), one property for re-development (150,000 square feet), one non-operating property (which the Company also sold during the third quarter) and 22.1 acres of developable land for a total cost of $52.8 million. The five operating properties and 9.9 acres of developable land are located in metropolitan Charlotte, North Carolina, where the Company now owns over 1.6 million square feet. The property acquired for re-development (12th Street Distribution Center) is located in Jacksonville, Florida, and the remaining 12.2 acres of developable land are located in San Antonio, Texas. The non-operating property acquired by EastGroup is a 128,000 square foot vacant warehouse located in Tampa, Florida. EastGroup purchased this property in connection with the Company's Orlando build-to-suit transaction with United Stationers. EastGroup purchased the building through its taxable REIT subsidiary for $5.2 million and sold the building, recognizing an after-tax gain of $294,000.
     EastGroup continues to see targeted development as a major contributor to the Company's growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. During the nine months ended September 30, 2008, the Company transferred 11 properties (1,105,000 square feet) with aggregate costs of $63.9 million at the date of transfer from development to real estate properties. These properties, which were collectively 94% leased as of November 4, 2008, are located in Fort Myers and Orlando, Florida; Phoenix, Arizona; and Houston and San Antonio, Texas.
     The Company primarily funds its acquisition and development programs through its four-year, $225 million lines of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the property's performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs). The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three and nine months ended September 30, 2008 and 2007 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income.

                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                ----------------------------------------------------
                                                                                   2008          2007          2008          2007
                                                                                ----------------------------------------------------
                                                                                       (In thousands, except per share data)
Income from real estate operations...........................................   $  42,904        39,005       124,415      111,795
Expenses from real estate operations.........................................     (12,193)      (10,441)      (34,559)     (30,613)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME................................................      30,711        28,564        89,856       81,182

Equity in earnings of unconsolidated investment (before depreciation)........         113            98           338          313
Income from discontinued operations (before depreciation and amortization)...          10           171           201          488
Interest income..............................................................         125            38           189           94
Gain on sales of securities..................................................           -             -           435            -
Other income.................................................................          16            20           232           65
Interest expense.............................................................      (7,596)       (7,086)      (22,478)     (20,162)
General and administrative expense...........................................      (2,250)       (1,993)       (6,349)      (5,868)
Minority interest in earnings (before depreciation and amortization).........        (220)         (175)         (613)        (562)
Gain on sales of non-operating real estate...................................         301             9           313           23
Dividends on Series D preferred shares.......................................         (14)         (656)       (1,326)      (1,968)
Costs on redemption of Series D preferred shares.............................        (682)            -          (682)           -
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS.......................      20,514        18,990        60,116       53,605
Depreciation and amortization from continuing operations.....................     (13,436)      (12,158)      (38,428)     (35,185)
Depreciation and amortization from discontinued operations...................          (3)          (83)          (71)        (277)
Depreciation from unconsolidated investment..................................         (33)          (33)          (99)         (99)
Minority interest depreciation and amortization..............................          51            42           151          121
Gain on sales of depreciable real estate investments.........................          83           300         2,032          300
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS..................................       7,176         7,058        23,701       18,465
Dividends on Series D preferred shares.......................................          14           656         1,326        1,968
Costs on redemption of Series D preferred shares.............................         682             -           682            -
                                                                                ----------------------------------------------------

NET INCOME...................................................................   $   7,872         7,714        25,709       20,433
                                                                                ====================================================

Net income available to common stockholders per diluted share................   $     .29           .30           .97          .78
Funds from operations available to common stockholders per diluted share.....         .82           .80          2.45         2.26

Diluted shares for earnings per share and funds from operations..............      25,069        23,778        24,517       23,767

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the third quarter of 2008 was $.82 per share compared with $.80 per share for the same period of 2007, an increase of 2.5% per share. PNOI increased 7.5% primarily due to additional PNOI of $2,105,000 from newly developed properties and $782,000 from 2007 and 2008 acquisitions, offset by a decrease of $708,000 from same property growth resulting from a large termination fee in last year's third quarter. FFO for this quarter also included the expensing of $674,000 of original issuance costs due to the redemption of EastGroup's Series D Preferred Stock. The third quarter of 2008 was the seventeenth consecutive quarter of increased FFO per share as compared to the previous year's quarter.

     For the nine months ended September 30, 2008, FFO was $2.45 per share compared with $2.26 for the same period of 2007, an increase of 8.4% per share. PNOI increased 10.7% mainly due to additional PNOI of $5,963,000 from newly developed properties and $2,863,000 from 2007 and 2008 acquisitions, offset by a decrease of $110,000 from same property growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. Excluding the termination fees mentioned above, PNOI from same properties increased 0.3% for the three months ended September 30, 2008, and 0.2% for the nine months. Excluding termination fees, the third quarter of 2008 was the twenty-first consecutive quarter of improved results of this measure.

o Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period. Occupancy at September 30, 2008, was 94.4%. Occupancy has ranged from 94.4% to 95.7% in the previous four quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (6.3% of total square footage) averaged 15.8% for the third quarter. For the nine months ended September 30, 2008, rental rate increases on new and renewal leases (15.4% of total square footage) averaged 12.7%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
     The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, buildings and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the consolidated balance sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the consolidated balance sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the industrial development stage, costs associated with development (i.e., land, construction costs, interest expense during construction and lease-up, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalization of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. In the event of impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge on the income statement.

Valuation of Receivables
     The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed. On a quarterly basis, the Company evaluates outstanding receivables and estimates the allowance for doubtful accounts. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that its allowance for doubtful accounts is adequate for its outstanding receivables for the periods presented. In the event that the allowance for doubtful accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge on the income statement.

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

FINANCIAL CONDITION

     EastGroup's assets were $1,134,512,000 at September 30, 2008, an increase of $78,679,000 from December 31, 2007. Liabilities increased $65,666,000 to $716,802,000 and stockholders' equity increased $12,853,000 to $415,238,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $111,007,000 during the nine months ended September 30, 2008, primarily due to the purchase of five operating properties in a single transaction and the transfer of eleven properties from development, as detailed below. These increases were offset by the sale of two operating properties, North Stemmons I and Delp Distribution Center III, during the nine months. In addition, EastGroup sold 41 acres of residential land in San Antonio, Texas, for $841,000 with no gain or loss. This property was acquired as part of the Company's Alamo Ridge industrial land acquisition in September 2007.

                                                                                             Date
        Real Estate Properties Acquired in 2008        Location              Size          Acquired        Cost (1)
        --------------------------------------------------------------------------------------------------------------
                                                                         (Square feet)                  (In thousands)
        Airport Commerce Center I & II,
        Interchange Park, Ridge Creek
        Distribution Center and Waterford
        Distribution Center....................      Charlotte, NC          669,000         02/29/08     $    39,018

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

        Real Estate Properties Transferred from                                            Date
                  Development in 2008                  Location            Size         Transferred       Cost at Transfer
        --------------------------------------------------------------------------------------------------------------------
                                                                       (Square feet)                       (In thousands)
        Beltway Crossing IV....................      Houston, TX            55,000       01/21/08         $        3,365
        Beltway Crossing III...................      Houston, TX            55,000       02/01/08                  2,866
        Southridge XII.........................      Orlando, FL           404,000       03/20/08                 18,521
        Arion 18...............................      San Antonio, TX        20,000       03/31/08                  2,593
        Southridge VII.........................      Orlando, FL            92,000       04/01/08                  6,500
        Wetmore II, Building C.................      San Antonio, TX        69,000       05/29/08                  3,682
        Interstate Commons III.................      Phoenix, AZ            38,000       06/01/08                  3,093
        SunCoast I ............................      Fort Myers, FL         63,000       07/01/08                  5,225
        World Houston 27.......................      Houston, TX            92,000       07/01/08                  4,248
        Wetmore II, Building D.................      San Antonio, TX       124,000       08/01/08                  7,950
        World Houston 24.......................      Houston, TX            93,000       09/01/08                  5,904
                                                                       ------------                      -------------------
              Total Developments Transferred...                          1,105,000                        $       63,947
                                                                       ============                      ===================

     The Company made capital improvements of $10,705,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $2,616,000 on development properties subsequent to transfer to real estate properties; the Company records these expenditures as development costs on the consolidated statements of cash flows during the 12-month period following transfer.

Development
     The investment in development at September 30, 2008, was $145,074,000 compared to $152,963,000 at December 31, 2007. Total capital invested for development during the first nine months of 2008 was $58,357,000, which primarily consisted of costs of $56,058,000 as detailed in the development activity table and costs of $2,616,000 on developments transferred to real estate properties during the 12-month period ended September 30, 2008.
     During 2007, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. In March 2008, construction on this project was completed, and the tenant, United Stationers Supply Company, occupied the space. In connection with this transaction, EastGroup entered into contracts with United Stationers to purchase two of its existing properties in Jacksonville and Tampa, Florida. In July, EastGroup acquired 12th Street Distribution Center, a 150,000 square foot building in Jacksonville.

The Company purchased the vacant property for $3,776,000 and plans to redevelop it for multi-tenant use for a projected total investment of $4,700,000. Also during the third quarter, EastGroup closed on the acquisition of a 128,000 square foot warehouse in Tampa through its taxable REIT subsidiary. The Company then sold the building, recognizing an after-tax gain of $294,000.
     During the nine months ended September 30, 2008, EastGroup purchased 22.1 acres of developable land for $2,786,000. Costs associated with this acquisition are included in the development activity table. The Company transferred 11 developments to real estate properties during the first nine months of 2008 with a total investment of $63,947,000 as of the date of transfer.

                                                                                        Costs Incurred
                                                                       ----------------------------------------------
                                                                           Costs           For the        Cumulative
                                                                        Transferred      Nine Months        as of        Estimated
DEVELOPMENT                                                 Size        in 2008 (1)     Ended 9/30/08      9/30/08      Total Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                            (In thousands)
LEASE-UP
  Oak Creek A & B, Tampa, FL(2).......................        35,000    $        -                88          3,029          3,300
  Centennial Park, Denver, CO.........................        68,000             -               690          5,437          5,500
  World Houston 25, Houston, TX.......................        66,000             -               528          3,722          3,900
  Beltway Crossing V, Houston, TX.....................        83,000             -               897          4,643          5,000
  Wetmore II, Building A, San Antonio, TX.............        34,000             -               558          3,359          3,600
  40th Avenue Distribution Center, Phoenix, AZ........        89,000             -               453          5,600          6,100
  Wetmore II, Building B, San Antonio, TX.............        55,000             -               640          3,523          3,700
  Beltway Crossing VI, Houston, TX....................       127,000             -             1,754          5,277          6,400
  Oak Creek VI,  Tampa, FL............................        89,000             -             1,635          5,540          5,800
  Southridge VIII, Orlando, FL........................        91,000             -             1,845          5,885          6,700
  Techway SW IV, Houston, TX..........................        94,000             -             2,550          4,518          5,800
  SunCoast III, Fort Myers, FL........................        93,000             -             2,333          6,508          8,400
  Sky Harbor, Phoenix, AZ.............................       261,000             -             8,395         22,403         22,800
  World Houston 26, Houston, TX.......................        59,000         1,110             1,637          2,747          3,300
                                                        ----------------------------------------------------------------------------
Total Lease-up........................................     1,244,000         1,110            24,003         82,191         90,300
                                                        ----------------------------------------------------------------------------

UNDER CONSTRUCTION
  12th Street Distribution Center, Jacksonville, FL...       150,000             -             4,239          4,239          4,700
  Country Club III & IV, Tucson, AZ...................       138,000         2,552             2,936          5,488         11,200
  Oak Creek IX, Tampa, FL.............................        86,000         1,369             1,055          2,424          5,500
  Blue Heron III, West Palm Beach, FL.................        20,000           863               185          1,048          2,300
  Beltway Crossing VII, Houston, TX...................        95,000         2,123                 -          2,123          5,900
  World Houston 28, Houston, TX.......................        59,000           733               131            864          4,800
  World Houston 29, Houston, TX.......................        70,000           849                82            931          4,700
                                                        ----------------------------------------------------------------------------
Total Under Construction..............................       618,000         8,489             8,628         17,117         39,100
                                                        ----------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Tucson, AZ..........................................        70,000        (2,552)              924            417          3,500
  Tampa, FL...........................................       249,000        (1,369)              555          3,763         14,600
  Orlando, FL.........................................       229,000             -             1,038          4,800         13,700
  West Palm Beach, FL.................................             -          (863)               52              -              -
  Fort Myers, FL......................................       659,000             -             1,893         14,712         48,100
  Dallas, TX..........................................        70,000             -               554            554          5,000
  El Paso, TX.........................................       251,000             -                 -          2,444          9,600
  Houston, TX.........................................     1,074,000        (4,815)            2,625         12,359         65,900
  San Antonio, TX.....................................       590,000             -             2,467          5,033         37,500
  Charlotte, NC.......................................        95,000             -               978            978          7,100
  Jackson, MS.........................................        28,000             -                 1            706          2,000
                                                        ----------------------------------------------------------------------------
Total Prospective Development.........................     3,315,000        (9,599)           11,087         45,766        207,000
                                                        ----------------------------------------------------------------------------
                                                           5,177,000    $        -            43,718        145,074        336,400
                                                        ============================================================================

                                                                                        Costs Incurred
                                                                       ----------------------------------------------
                                                                           Costs           For the        Cumulative
                                                                        Transferred      Nine Months        as of        Estimated
DEVELOPMENT                                                 Size        in 2008 (1)     Ended 9/30/08      9/30/08      Total Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                            (In thousands)
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2008
  Beltway Crossing IV, Houston, TX....................        55,000    $        -                 5          3,365
  Beltway Crossing III, Houston, TX...................        55,000             -                14          2,866
  Southridge XII, Orlando, FL.........................       404,000             -             3,421         18,521
  Arion 18, San Antonio, TX...........................        20,000             -               638          2,593
  Southridge VII, Orlando, FL.........................        92,000             -               414          6,500
  Wetmore II, Building C, San Antonio, TX.............        69,000             -               185          3,682
  Interstate Commons III, Phoenix, AZ.................        38,000             -                45          3,093
  SunCoast I, Fort Myers, FL..........................        63,000             -               149          5,225
  World Houston 27, Houston, TX.......................        92,000             -             1,765          4,248
  Wetmore II, Building D, San Antonio, TX.............       124,000             -             4,965          7,950
  World Houston 24, Houston, TX.......................        93,000             -               739          5,904
                                                        -----------------------------------------------------------------
Total Transferred to Real Estate Properties...........     1,105,000    $        -            12,340         63,947  (3)
                                                        =================================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  These buildings were developed for sale.
(3)  Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $30,526,000 during the nine months ended September 30, 2008, primarily due to depreciation expense on real estate properties, offset by accumulated depreciation related to North Stemmons I and Delp Distribution Center III, which were sold during the same period.
     A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $65,772,000 during the nine months ended September 30, 2008, as a result of a $78,000,000 mortgage loan signed by the Company during the first quarter, which was offset by regularly scheduled principal payments of $12,138,000 and mortgage loan premium amortization of $90,000.
     Notes payable to banks increased $2,083,000 during the nine months ended September 30, 2008, as a result of advances of $251,197,000 exceeding repayments of $249,114,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

STOCKHOLDERS' EQUITY

     During the second quarter, the Company sold 1,198,700 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds were $57.2 million. The Company used the proceeds to repay indebtedness outstanding under its revolving credit facility and for other general corporate purposes.
     On July 2, 2008, EastGroup redeemed all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregated redemption price of $25.011 per Series D Preferred Share.
     Distributions in excess of earnings increased $14,936,000 as a result of dividends on common and preferred stock of $39,963,000 and costs on the redemption of Series D Preferred Shares of $682,000 exceeding net income for financial reporting purposes of $25,709,000. See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007.)

     Net income available to common stockholders for the three and nine months ended September 30, 2008, was $7,176,000 ($.29 per basic and diluted share) and $23,701,000 ($.97 per basic and diluted share) compared to $7,058,000 ($.30 per basic and diluted share) and $18,465,000 ($.78 per basic and diluted share) for the three and nine months ended September 30, 2007.
     PNOI for the three months ended September 30, 2008, increased by $2,147,000, or 7.5%, as compared to the same period in 2007. The increase was primarily attributable to $2,105,000 from newly developed properties and $782,000 from 2007 and 2008 acquisitions, offset by a decrease of $708,000 from same property growth resulting from a large termination fee in last year's third quarter.
     PNOI for the nine months ended September 30, 2008, increased by $8,674,000, or 10.7%, as compared to the same period in 2007. The increase was mainly due to $5,963,000 from newly developed properties and $2,863,000 from 2007 and 2008 acquisitions, offset by a decrease of $110,000 from same property growth. The increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     Expense to revenue ratios for real estate operations were 28.4% and 27.8% for the three and nine months ended September 30, 2008, compared to 26.8% and 27.4% for the same periods in 2007. The Company's percentages leased and occupied were 95.1% and 94.4%, respectively, at September 30, 2008, compared to 97.0% and 95.7%, respectively, at September 30, 2007.
     The following table presents the components of interest expense for the three and nine months ended September 30, 2008 and 2007:

                                                                       Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                --------------------------------------------------------------------
                                                                  2008       2007      Increase     2008       2007      Increase
                                                                                      (Decrease)                        (Decrease)
                                                                --------------------------------------------------------------------
                                                                              (In thousands, except rates of interest)
Average bank borrowings......................................   $ 126,113    108,221     17,892     125,051    94,893      30,158
Weighted average variable interest rates
  (excluding loan cost amortization) ........................       3.50%      6.48%                  3.99%     6.48%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)....   $   1,111      1,767       (656)      3,737     4,602        (865)
Amortization of bank loan costs..............................          73         88        (15)        221       266         (45)
                                                                --------------------------------------------------------------------
Total variable rate interest expense.........................       1,184      1,855       (671)      3,958     4,868        (910)
                                                                --------------------------------------------------------------------

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization).......       7,931      6,661      1,270      23,067    19,312       3,755
Amortization of mortgage loan costs..........................         172        142         30         497       407          90
                                                                --------------------------------------------------------------------
Total fixed rate interest expense............................       8,103      6,803      1,300      23,564    19,719       3,845
                                                                --------------------------------------------------------------------

Total interest...............................................       9,287      8,658        629      27,522    24,587       2,935
Less capitalized interest....................................      (1,691)    (1,572)      (119)     (5,044)   (4,425)       (619)
                                                                --------------------------------------------------------------------

TOTAL INTEREST EXPENSE.......................................   $   7,596      7,086        510      22,478    20,162       2,316
                                                                ====================================================================

     Interest costs incurred during development of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in the first nine months of 2008 were significantly lower than in 2007. Although average bank borrowings were higher for the nine months ended September 30, 2008 as compared to the same period in 2007, the Company experienced a decrease in variable rate interest expense due to the lower interest rates.
     The increase in mortgage interest expense in the first nine months of 2008 as compared to the same period of 2007 was primarily due to the new mortgages detailed in the table below.

     NEW MORTGAGES IN 2007 AND 2008                                    INTEREST RATE        DATE            AMOUNT
     ------------------------------------------------------------------------------------------------------------------
     Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
       Ethan Allen, Northpark I-IV, South 55th Avenue, East
       University I & II and Santan 10 II...........................       5.570%         08/08/07      $  75,000,000
     Beltway II, III & IV, Eastlake, Fairgrounds I-IV, Nations
       Ford I-IV, Techway Southwest III, Westinghouse,
       Wetmore I-IV and World Houston 15 & 22.......................       5.500%         03/19/08         78,000,000
                                                                       -------------                    ---------------
       Weighted Average/Total Amount................................       5.534%                       $ 153,000,000
                                                                       =============                    ===============

     These increases were offset by regularly scheduled principal payments and the repayments of two mortgages in 2007 as shown in the following table:

                                                                 INTEREST         DATE            PAYOFF
     MORTGAGE LOANS REPAID IN 2007                                 RATE          REPAID           AMOUNT
     -------------------------------------------------------------------------------------------------------
     World Houston 1 & 2....................................      7.770%        04/12/07     $    4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen......................................      8.060%        05/25/07         10,197,000
                                                                ----------                   ---------------
       Weighted Average/Total Amount........................      7.978%                     $   14,220,000
                                                                ==========                   ===============

     Depreciation and amortization for continuing operations increased $1,278,000 and $3,243,000 for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. This increase was primarily due to properties acquired and transferred from development during 2007 and 2008.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $206,000 and $618,000 for the three and nine months ended September 30, 2008, as compared to $248,000 and $655,000 in the same periods of 2007.

Capital Expenditures
     Capital expenditures for the three and nine months ended September 30, 2008 and 2007 were as follows:

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,               September 30,
                                                          Estimated   ----------------------------------------------------
                                                         Useful Life     2008           2007         2008          2007
                                                        ------------------------------------------------------------------
                                                                                          (In thousands)
        Upgrade on Acquisitions......................      40 yrs     $     13             32           63            91
        Tenant Improvements:
           New Tenants...............................    Lease Life      1,725          1,529        5,081         4,843
           New Tenants (first generation) (1)........    Lease Life          3             29          244           404
           Renewal Tenants...........................    Lease Life        173            793        1,335         1,623
        Other:
           Building Improvements.....................     5-40 yrs         484            409        1,788         1,167
           Roofs.....................................     5-15 yrs         276            485        1,107         1,446
           Parking Lots..............................      3-5 yrs          73            141          848           552
           Other.....................................       5 yrs          136             58          239           110
                                                                      ----------------------------------------------------
              Total capital expenditures.............                 $  2,883          3,476       10,705        10,236
                                                                      ====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and nine months ended September 30, 2008 and 2007 were as follows:

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,               September 30,
                                                          Estimated   ----------------------------------------------------
                                                         Useful Life     2008           2007         2008          2007
                                                        ------------------------------------------------------------------
                                                                                          (In thousands)

        Development..................................    Lease Life   $    667            827        2,796         2,457
        New Tenants..................................    Lease Life        676            500        1,765         1,924
        New Tenants (first generation) (1)...........    Lease Life          -             39           58           204
        Renewal Tenants..............................    Lease Life      1,290            611        2,175         1,509
                                                                      ----------------------------------------------------
              Total capitalized leasing costs........                 $  2,633          1,977        6,794         6,094
                                                                      ====================================================

        Amortization of leasing costs (2)............                 $  1,559          1,469        4,396         3,848
                                                                      ====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2) Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the consolidated income statements. The following table presents the components of revenue and expense for the operating properties sold or held for sale during the three and nine months ended September 30, 2008 and 2007. EastGroup sold North Stemmons I and Delp
Distribution Center III during the first nine months of 2008, as described below, and Delp Distribution Center I during the fourth quarter of 2007. The Company has reclassified the operations of these entities to Discontinued Operations as shown in the following table.

                                                                            Three Months Ended      Nine Months Ended
                                                                               September 30,          September 30,
                                                                          ----------------------------------------------
Discontinued Operations                                                     2008          2007      2008         2007
------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Income from real estate operations...................................     $    12           245       276          705
Expenses from real estate operations.................................          (2)          (74)      (75)        (217)
                                                                          ----------------------------------------------
  Property net operating income from discontinued operations.........          10           171       201          488

Depreciation and amortization........................................          (3)          (83)      (71)        (277)
                                                                          ----------------------------------------------

Income from real estate operations...................................           7            88       130          211
  Gain on sales of real estate investments...........................          83           300     2,032          300
                                                                          ----------------------------------------------

Income from discontinued operations..................................     $    90           388     2,162          511
                                                                          ==============================================

     In May, EastGroup received a condemnation award from the State of Texas for its North Stemmons I property in Dallas. The Company was awarded $4,698,000 as payment for the building and a portion of the land associated with the property, and a gain of $1,949,000 was recognized as a result of this transaction. The Company plans to develop a new business distribution building on the remaining
4.9 acres.
     In August, EastGroup sold Delp Distribution Center III in Memphis for $635,000 and recognized a gain of $83,000 during the third quarter.
     A summary of gain on sales of real estate investments for the nine months ended September 30, 2008 is as follows:

                                                                       Date           Net                      Recognized
       Real Estate Properties           Location         Size          Sold       Sales Price       Basis         Gain
---------------------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)
North Stemmons I................      Dallas, TX      123,000 SF     05/12/08     $    4,633         2,684          1,949
Delp Distribution Center III....      Memphis, TN      20,000 SF     08/20/08            589           506             83
                                                                                 ------------------------------------------
                                                                                  $    5,222         3,190          2,032
                                                                                 ==========================================

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $69,267,000 for the nine months ended September 30, 2008. The primary other sources of cash were from bank borrowings, mortgage note proceeds, proceeds from common stock offerings, proceeds from sales of land and real estate investments, and proceeds from sales of securities. The Company distributed $38,337,000 in common and $1,982,000 in preferred stock dividends during the nine months ended September 30, 2008. Other primary uses of cash were for bank debt repayments, construction and development of properties, purchases of real estate, the redemption of the Company's Series D Preferred Stock, principal payments on mortgage notes payable, capital improvements at various properties, purchases of securities, and advances on mortgage loans receivable.
     Total debt at September 30, 2008 and December 31, 2007 is detailed below. The Company's bank credit facilities have certain restrictive covenants, and the Company was in compliance with all of its debt covenants at September 30, 2008 and December 31, 2007.

                                                            September 30, 2008    December 31, 2007
                                                           ------------------------------------------
                                                                         (In thousands)
        Mortgage notes payable - fixed rate.........        $         531,132              465,360
        Bank notes payable - floating rate..........                  137,527              135,444
                                                           ------------------------------------------
           Total debt...............................        $         668,659              600,804
                                                           ==========================================

     EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit can be expanded by $100 million and has an option for a one-year extension. At September 30, 2008, the weighted average interest rate was 4.410% on a balance of $121,000,000.
     The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012. This credit facility is customarily used for working capital needs. The interest rate on this working cash line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement). Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee. At September 30, 2008, the interest rate was 4.676% on a balance of $16,527,000.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     During the first quarter of 2008, the Company closed on a $78 million, non-recourse first mortgage loan secured by properties containing 1,571,000 square feet. The loan has a fixed interest rate of 5.50%, a seven-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     During the second quarter of 2008, EastGroup sold 1,198,700 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds were $57.2 million after deducting the underwriting discount and other offering expenses. The Company used the proceeds to repay indebtedness outstanding under its revolving credit facility and for other general corporate purposes.
     Also during the second quarter, the Company called for redemption all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock. The redemption took place on July 2, 2008, at a redemption price of $25.00 per share plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregated redemption price of $25.011 per Series D Preferred Share. Original issuance costs of $674,000 and additional redemption costs of $8,000 were charged against net income available to common stockholders in conjunction with the redemption of these shares.
     In September 2008, EastGroup executed an application on a $59 million, non-recourse first mortgage loan secured by properties containing 1.3 million square feet. The loan is expected to close in December 2008 and will have a fixed interest rate of 5.75%, a five-year term and a 20-year amortization schedule. The proceeds of this mortgage loan will be used to reduce variable rate bank borrowings.

Contractual Obligations
     EastGroup's fixed, non-cancelable obligations as of December 31, 2007, did not materially change during the nine months ended September 30, 2008, except for the increase in bank borrowings and mortgage notes payable discussed above and the purchase of the properties in Charlotte.
     The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

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

                                          Oct-Dec
                                           2008        2009       2010       2011       2012    Thereafter    Total      Fair Value
                                          ------------------------------------------------------------------------------------------
Fixed rate debt (1) (in thousands).....   $ 4,317     47,696     16,477     82,977     60,201    319,464     531,132      532,500(2)
Weighted average interest rate.........     6.10%      6.52%      5.89%      6.95%      6.64%      5.51%       5.97%
Variable rate debt (in thousands)......   $     -          -          -          -    137,527          -     137,527      137,527
Weighted average interest rate.........         -          -          -          -      4.44%          -       4.44%

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

     As the table above incorporates only those exposures that existed as of September 30, 2008, it does not consider those exposures or positions that could arise after that date. The ultimate impact of interest rate fluctuations on the Company will depend on the exposures that arise during subsequent periods. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 44 basis points, interest expense and cash flows would increase or decrease by approximately $605,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,365,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                          Current        Maturity                                        Fair Value         Fair Value
      Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate       at 9/30/08        at 12/31/07
      --------------------------------------------------------------------------------------------------------------------
                      (In thousands)                                                            (In thousands)
           Swap           $9,365         12/31/10     1 month LIBOR       4.03%            ($126)             ($56)

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

ITEM 4. CONTROLS AND PROCEDURES.

(i)  Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1A. RISK FACTORS.

     There have been no material changes to the risk factors previously disclosed in EastGroup's Form 10-K for the year ended December 31, 2007, except as noted below. For a full description of these risk factors, please refer to
Item 1A-Risk Factors, in the 2007 Annual Report on Form 10-K. The following has been added as a risk factor:

     The current turmoil in the credit markets may have an impact on our business and financial condition that we currently cannot predict. The current turmoil in the credit markets may have an impact on our business and our financial condition. Currently these conditions have not impaired our ability to access credit markets and finance our operations. However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

Date:  November 5, 2008

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