Form 10-K
period 2008-12-31
EASTGROUP PROPERTIES INC
filed 2009-02-27
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008       COMMISSION FILE NUMBER 1-07094

                           EASTGROUP PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND                                                         13-2711135
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

190 EAST CAPITOL STREET
SUITE 400
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter: $1,038,074,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 25, 2009 was 25,066,494.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

Organization
     EastGroup Properties, Inc. (the Company or EastGroup) is an equity real estate investment trust (REIT) organized in 1969. The Company has elected to be taxed and intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), as amended.

Available Information
     The Company maintains a website at www.eastgroup.net. The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (SEC). In addition, the Company's website includes items related to corporate governance matters, including, among other things, the Company's corporate governance guidelines, charters of various committees of the Board of Directors, and the Company's code of business conduct and ethics applicable to all employees, officers and directors. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company's directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company's website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Investor Relations, EastGroup Properties, Inc., 190 East Capitol Street, Suite 400, Jackson, MS 39201-2152.

Administration
     EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi. The Company also has regional offices in Phoenix, Orlando and Houston and an asset management office in Charlotte. EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio. Offices at these locations allow the Company to directly manage all of its Florida (except Fort Myers), Arizona, Mississippi, and Houston and San Antonio, Texas properties, which together account for 63% of the Company's total portfolio on a square foot basis. In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio. The regional offices in Arizona, Florida and Texas also provide development capability and oversight in those states. As of February 25, 2009, EastGroup had 69 full-time employees and one part-time employee.

Operations
     EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States with an emphasis in the states of Florida, Texas, Arizona and California. The Company's goal is to maximize shareholder value by being the leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. EastGroup's strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets. Over 99% of the Company's revenue is generated from renting real estate.
     During 2008, EastGroup increased its ownership in real estate properties through its development and acquisition programs. The Company purchased five operating properties (669,000 square feet), one property for re-development (150,000 square feet) and 125 acres of developable land for a combined cost of $58.2 million. Also during 2008, EastGroup transferred 16 properties (1,391,000 square feet) with aggregate costs of $84.3 million at the date of transfer from development to real estate properties.
     EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans secured by real property. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.
     EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions require. In addition, the Company may provide financing to a partner or co-owner in connection with an acquisition of real estate in certain situations.
     Subject to the requirements necessary to maintain our qualifications as a REIT, EastGroup may acquire securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over those entities.
     The Company intends to continue to qualify as a REIT under the Code. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its shareholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.
     EastGroup has no present intention of acting as an underwriter of offerings of securities of other issuers. The strategies and policies set forth above were determined and are subject to review by EastGroup's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors. EastGroup provides annual reports to its stockholders, which contain financial statements audited by the Company's independent registered public accounting firm.

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

Real Estate Industry Risks
     We face risks associated with local real estate conditions in areas where we own properties. We may be adversely affected by general economic conditions and local real estate conditions. For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us. Other factors that may affect general economic conditions or local real estate conditions include:

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

Risks Associated with Our Properties
     We may be unable to lease space. When a lease expires, a tenant may elect not to renew it. We may not be able to re-lease the property on similar terms, if we are able to re-lease the property at all. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. We also develop some properties with no pre-leasing. If we are unable to lease all or a substantial portion of our properties, or if the rental rates upon such leasing are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures, and our ability to make expected distributions to stockholders, may be adversely affected.

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

     We face risks due to lack of geographic and real estate sector diversity. Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona and California. A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us. Our investments in real estate assets are concentrated in the industrial distribution sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

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

     We face possible environmental liabilities. Current and previous real estate owners and operators may be required under various federal, state and local laws, ordinances and regulations to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for substantial property or natural resource damage, investigation costs and cleanup costs. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect the owner's ability to use, sell or lease real estate or to borrow using the real estate as collateral. We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we currently or formerly owned. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, released from, or present at, the property. A conveyance of the property, therefore, may not relieve the owner or operator from liability. Although ESAs have been conducted at our properties to identify potential sources of contamination at the properties, such ESAs do not reveal all environmental liabilities or compliance concerns that could arise from the properties. Moreover, material environmental liabilities or compliance concerns may exist, of which we are currently unaware, that in the future may have a material adverse effect on our business, assets or results of operations.

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

     Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition. The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

     Fluctuations in interest rates may adversely affect our operations and value of our stock. As of December 31, 2008, we had approximately $110 million of variable interest rate debt. As of December 31, 2008, the weighted average interest rate on our variable rate debt was 1.23%. We may incur additional indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates. Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

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

     The recent market disruptions may adversely affect our operating results and financial condition. The continuation or intensification of the turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. Currently these conditions have not impaired our ability to access credit markets and finance our operations. However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

     Our Charter contains provisions that may adversely affect the value of shareholders' stock. Our charter prohibits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock (of which there is none outstanding)) unless our Board of Directors grants a waiver. The ownership limit may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control. Also, the request of the holders of a majority or more of our common stock is necessary for stockholders to call a special meeting. We also require advance notice by stockholders for the nomination of directors or the proposal of business to be considered at a meeting of stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2. PROPERTIES.

     EastGroup owned 222 industrial properties and one office building at December 31, 2008. These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona and California, and the majority are clustered around major transportation features in supply constrained submarkets. As of February 25, 2009, EastGroup's portfolio is currently 93.5% leased and 92.7% occupied. The Company has developed approximately 33% of its total portfolio, including real estate properties and development properties in lease-up and under construction. The Company's focus is the ownership of business distribution space (77% of the total portfolio) with the remainder in bulk distribution space (18%) and business service space (5%). Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet. See Consolidated Financial Statement Schedule III - Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company's properties.
     At December 31, 2008, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues and thus is not subject to the requirements of Items 14 and 15 of Form S-11.

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

Shares of Common Stock Market Prices and Dividends

                          Calendar Year 2008                                Calendar Year 2007
        --------------------------------------------------------------------------------------------------
          Quarter        High        Low        Distributions        High        Low        Distributions
        --------------------------------------------------------------------------------------------------
        First          $ 48.07       39.09         $   .52         $ 57.55       50.27         $   .50
        Second           51.07       42.12             .52           52.00       43.24             .50
        Third            50.00       40.52             .52           46.28       38.49             .50
        Fourth           48.53       22.30             .52           48.86       40.44             .50
                                                -------------                               --------------
                                                   $  2.08                                     $  2.00
                                                =============                               ==============

     As of February 25, 2009, there were 785 holders of record of the Company's 25,066,494 outstanding shares of common stock. The Company distributed all of its 2008 and 2007 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2008 and 2007.

Federal Income Tax Treatment of Share Distributions

                                                                                  Years Ended December 31,
                                                                                ---------------------------
                                                                                  2008               2007
                                                                                ---------------------------
        Common Share Distributions:
            Ordinary Income.........................................            $ 2.0758           1.7449
            Return of capital.......................................                   -            .1273
            Unrecaptured Section 1250 long-term capital gain........               .0042            .0236
            Other long-term capital gain............................                   -            .1042
                                                                                ---------------------------
        Total Common Distributions..................................            $ 2.0800           2.0000
                                                                                ===========================

Securities Authorized For Issuance Under Equity Compensation Plans
     See Item 12 of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding the Company's equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                Total Number        Average          Total Number of Shares           Maximum Number of Shares
                                  of Shares       Price Paid     Purchased as Part of Publicly        That May Yet Be Purchased
             Period               Purchased        Per Share      Announced Plans or Programs        Under the Plans or Programs
     -----------------------------------------------------------------------------------------------------------------------------
     10/01/08 thru 10/31/08           -                  -                     -                               672,300
     11/01/08 thru 11/30/08           -                  -                     -                               672,300
     12/01/08 thru 12/31/08       2,631 (1)        $ 35.58                     -                               672,300 (2)
                              ----------------------------------------------------------------
     Total                        2,631            $ 35.58                     -
                              ================================================================

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

Performance Graph
     The following graph compares, over the five years ended December 31, 2008, the cumulative total shareholder return on EastGroup's Common Stock with the cumulative total return of the Standard & Poor's 500 Index (S&P 500) and the Equity REIT index prepared by the National Association of Real Estate Investment Trusts (NAREIT Equity).
     The performance graph and related information shall not be deemed "soliciting material" or be deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

                                [GRAPHIC OMITTED]

                                                     Fiscal years ended December 31,
                                  ---------------------------------------------------------------------
                                     2003        2004        2005        2006        2007        2008
                                  ---------------------------------------------------------------------
           EastGroup              $ 100.00      124.96      154.19      190.26      155.37      138.62
           NAREIT Equity            100.00      131.58      147.59      199.33      168.05      104.65
           S&P 500                  100.00      110.87      116.32      134.69      142.09       89.52

     The information above assumes that the value of the investment in shares of EastGroup's Common Stock and each index was $100 on December 31, 2003, and that all dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                       Years Ended December 31,
                                                                    ----------------------------------------------------------------
                                                                       2008          2007          2006          2005         2004
                                                                    ----------------------------------------------------------------
                                                                                 (In thousands, except per share data)
OPERATING DATA
Revenues
  Income from real estate operations..........................      $   168,327      150,083       132,417      119,831     108,559
  Other income................................................              248           92           182          413         356
                                                                    ----------------------------------------------------------------
                                                                        168,575      150,175       132,599      120,244     108,915
                                                                    ----------------------------------------------------------------
Expenses
  Expenses from real estate operations........................           47,374       40,926        37,014       34,154      30,462
  Depreciation and amortization...............................           51,221       47,738        41,198       37,462      31,078
  General and administrative..................................            8,547        8,295         7,401        6,874       6,711
                                                                    ----------------------------------------------------------------
                                                                        107,142       96,959        85,613       78,490      68,251
                                                                    ----------------------------------------------------------------

Operating income..............................................           61,433       53,216        46,986       41,754      40,664

Other income (expense)
  Equity in earnings of unconsolidated investment.............              316          285           287          450          69
  Gain on sales of non-operating real estate..................              321        2,602           123            -           -
  Gain on sales of securities.................................              435            -             -            -           -
  Interest income.............................................              293          306           142          247         121
  Interest expense............................................          (30,192)     (27,314)      (24,616)     (23,444)    (20,349)
  Minority interest in joint ventures.........................             (626)        (609)         (600)        (484)       (490)
                                                                    ----------------------------------------------------------------
Income from continuing operations.............................           31,980       28,486        22,322       18,523      20,015

Discontinued operations
  Income from real estate operations..........................              130          288         1,185        2,504       1,862
  Gain on sales of real estate investments....................            2,032          960         5,727        1,164       1,450
                                                                    ----------------------------------------------------------------
Income from discontinued operations...........................            2,162        1,248         6,912        3,668       3,312
                                                                    ----------------------------------------------------------------

Net income ...................................................           34,142       29,734        29,234       22,191      23,327
  Preferred dividends-Series D................................            1,326        2,624         2,624        2,624       2,624
  Costs on redemption of Series D preferred shares............              682            -             -            -           -
                                                                    ----------------------------------------------------------------
Net income available to common stockholders...................      $    32,134       27,110        26,610       19,567      20,703
                                                                    ================================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations...........................      $      1.22         1.10           .88          .74         .84
  Income from discontinued operations.........................              .09          .05           .31          .17         .16
                                                                    ----------------------------------------------------------------
  Net income available to common stockholders.................      $      1.31         1.15          1.19          .91        1.00
                                                                    ================================================================

  Weighted average shares outstanding.........................           24,503       23,562        22,372       21,567      20,771
                                                                    ================================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations...........................      $      1.21         1.09           .87          .72         .82
  Income from discontinued operations.........................              .09          .05           .30          .17         .16
                                                                    ----------------------------------------------------------------
  Net income available to common stockholders.................      $      1.30         1.14          1.17          .89         .98
                                                                    ================================================================

  Weighted average shares outstanding.........................           24,653       23,781        22,692       21,892      21,088
                                                                    ================================================================

OTHER PER SHARE DATA
  Book value (at end of year).................................      $     16.39        15.51         16.28        15.06       15.14
  Common distributions declared...............................             2.08         2.00          1.96         1.94        1.92
  Common distributions paid...................................             2.08         2.00          1.96         1.94        1.92

BALANCE SHEET DATA (AT END OF YEAR)
  Real estate investments, at cost ...........................      $ 1,409,476    1,270,691     1,091,653    1,024,459     904,312
  Real estate investments, net of accumulated depreciation....        1,099,125    1,001,559       860,547      818,032     729,250
  Total assets................................................        1,156,205    1,055,833       911,787      863,538     768,664
  Mortgage and bank loans payable.............................          695,692      600,804       446,506      463,725     390,105
  Total liabilities...........................................          742,829      651,136       490,842      496,972     414,974
  Minority interest in joint ventures.........................            2,536        2,312         2,148        1,702       1,884
  Total stockholders' equity..................................          410,840      402,385       418,797      364,864     351,806

                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The Company expects the slowdown in the economy to affect its operations. The Company is projecting a decrease in occupancy, and there are no plans for development starts. The current economic situation is also impacting lenders, and it is more difficult to obtain financing. The Company believes that its lines of credit provide the capacity to fund debt maturities and the operations of the Company for 2009 and 2010.
     The  Company's  primary  revenue  is rental  income;  as such,  EastGroup's greatest challenge is leasing space. During 2008, leases on 4,223,000 square feet (16.5%) of EastGroup's total square footage of 25,612,000 expired, and the Company was successful in renewing or re-leasing 83% of that total. In addition, EastGroup leased 1,354,000 square feet of other vacant space during the year. During 2008, average rental rates on new and renewal leases increased by 11.1%.
     EastGroup's total leased percentage was 94.8% at December 31, 2008 compared to 96.0% at December 31, 2007. Leases scheduled to expire in 2009 were 14.6% of the portfolio on a square foot basis at December 31, 2008, and this figure was reduced to 12.2% as of February 25, 2009. Property net operating income (PNOI) from same properties increased 0.3% for 2008 as compared to 2007. Excluding termination fees of $798,000 and $1,149,000 in 2008 and 2007, respectively, PNOI from same properties increased 0.6%. Excluding termination fees, the fourth quarter of 2008 was the twenty-second consecutive quarter of improved same property operations.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During 2008, EastGroup purchased five operating properties (669,000 square feet), one property for re-development (150,000 square feet), and 125 acres of development land for a combined cost of $58.2 million. The five operating properties and 9.9 acres of development land are located in metropolitan Charlotte, North Carolina, where the Company now owns over 1.6 million square feet. The property acquired for re-development is located in Jacksonville, Florida, and the remaining development land is located in Orlando (94.3 acres), San Antonio (12.7 acres), and Houston (8.1 acres).
     EastGroup continues to see targeted development as a major contributor to the Company's long-term growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. EastGroup's development activity has slowed considerably as a result of current market conditions. The Company had one development start in the fourth quarter of 2008 and does not currently have any plans to start construction on new developments in 2009. During 2008, the Company transferred 16 properties (1,391,000 square feet) with aggregate costs of $84.3 million at the date of transfer from development to real estate properties. These properties, which were collectively 91.8% leased as of February 25, 2009, are located in Fort Myers, Orlando, and Tampa, Florida; Phoenix, Arizona; Houston and San Antonio, Texas; and Denver, Colorado.
     During 2008, the Company initially funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the properties' performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs). The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents the reconciliations of PNOI and FFO Available to Common Stockholders to Net Income for three fiscal years.

                                                                                       Years Ended December 31,
                                                                                ---------------------------------------
                                                                                    2008          2007          2006
                                                                                ---------------------------------------
                                                                                 (In thousands, except per share data)
Income from real estate operations............................................  $  168,327       150,083       132,417
Expenses from real estate operations..........................................     (47,374)      (40,926)      (37,014)
                                                                                ---------------------------------------
PROPERTY NET OPERATING INCOME.................................................     120,953       109,157        95,403

Equity in earnings of unconsolidated investment (before depreciation).........         448           417           419
Income from discontinued operations (before depreciation and amortization)....         201           608         2,204
Interest income...............................................................         293           306           142
Gain on sales of securities...................................................         435             -             -
Other income..................................................................         248            92           182
Interest expense..............................................................     (30,192)      (27,314)      (24,616)
General and administrative expense............................................      (8,547)       (8,295)       (7,401)
Minority interest in earnings (before depreciation and amortization)..........        (827)         (783)         (751)
Gain on sales of land and non-operating real estate...........................         321         2,602           791
Dividends on Series D preferred shares........................................      (1,326)       (2,624)       (2,624)
Costs on redemption of Series D preferred shares..............................        (682)            -             -
                                                                                ---------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................      81,325        74,166        63,749
Depreciation and amortization from continuing operations......................     (51,221)      (47,738)      (41,198)
Depreciation and amortization from discontinued operations....................         (71)         (320)       (1,019)
Depreciation from unconsolidated investment...................................        (132)         (132)         (132)
Minority interest depreciation and amortization...............................         201           174           151
Gain on sales of depreciable real estate investments..........................       2,032           960         5,059
                                                                                ---------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...................................      32,134        27,110        26,610
Dividends on Series D preferred shares........................................       1,326         2,624         2,624
Costs on redemption of Series D preferred shares..............................         682             -             -
                                                                                ---------------------------------------

NET INCOME....................................................................  $   34,142        29,734        29,234
                                                                                =======================================

Net income available to common stockholders per diluted share.................  $     1.30          1.14          1.17
Funds from operations available to common stockholders per diluted share......        3.30          3.12          2.81
Diluted shares for earnings per share and funds from operations...............      24,653        23,781        22,692

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the fourth quarter of 2008 was $.85 per share compared with $.86 per share for the same period of 2007, a decrease of 1.2% per share. FFO for the fourth quarter of 2008 included gain on sales of land and non-operating real estate of $8,000 as compared to $2,579,000 in the same period of 2007. Excluding these gains for both periods, FFO per share increased 11.8%. The fourth quarter of 2008 was the eighteenth consecutive quarter of increased FFO (excluding gain on sales of land and non-operating real estate) as compared to the previous year's quarter. PNOI increased 11.2% primarily due to additional PNOI of $1,865,000 from newly developed properties, $740,000 from 2007 and 2008 acquisitions, and $587,000 from same property growth.

     For the year 2008, FFO was $3.30 per share compared with $3.12 per share for 2007, an increase of 5.8% per share. Gain on sales of land and non-operating real estate was $321,000 ($.01 per share) for 2008 and $2,602,000 ($.11 per share) for 2007. Costs on redemption of preferred shares was $682,000 ($.03 per share) for 2008. Gain on sales of securities was $435,000 ($.02 per share) for 2008. PNOI increased 10.8% due to additional PNOI of $7,966,000 from newly developed properties, $3,660,000 from 2007 and 2008 acquisitions and $282,000 from same property growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 2.1% for the fourth quarter. Excluding termination fees of $68,000 and $133,000 in the fourth quarters of 2008 and 2007, respectively, PNOI from same properties increased 2.4% for the quarter. Excluding termination fees, the fourth quarter of 2008 was the twenty-second consecutive quarter of improved same property operations. For the year 2008, PNOI from same properties increased 0.3%. Excluding termination fees of $798,000 and $1,149,000 for 2008 and 2007, respectively, PNOI from same properties increased 0.6%.

o Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period. Occupancy at December 31, 2008 was 93.8%. Occupancy has ranged from 93.8% to 95.4% in the previous four quarters.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate increases on new and renewal leases (3.7% of total square footage) averaged 4.5% for the fourth quarter of 2008. For the year, rental rate increases on new and renewal leases (18.9% of total square footage) averaged 11.1%.

o Development starts were $48 million in 2008, and there are no planned development starts for 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
     The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. EastGroup currently has the intent and ability to hold its real estate investments and to hold its land inventory for future development. In the event of impairment, the property's basis would be reduced and the impairment would be recognized as a current period charge on the Consolidated Statements of Income.

Valuation of Receivables
     The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed. On a quarterly basis, the Company evaluates outstanding receivables and estimates the allowance for doubtful accounts. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that its allowance for doubtful accounts is adequate for its outstanding receivables for the periods presented. In the event that the allowance for doubtful accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge on the Consolidated Statements of Income.

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2008, 2007 and 2006 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION
     EastGroup's assets were $1,156,205,000 at December 31, 2008, an increase of $100,372,000 from December 31, 2007. Liabilities increased $91,693,000 to $742,829,000 and stockholders' equity increased $8,455,000 to $410,840,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $137,316,000 during the year ended December 31, 2008, primarily due to the purchase of five operating properties in a single transaction and the transfer of 16 properties from development, as detailed under Development below. These increases were offset by the disposition of two operating properties, North Stemmons I and Delp Distribution Center III, during the year. In addition, EastGroup sold 41 acres of residential land in San Antonio, Texas, for $841,000 with no gain or loss. This property was acquired as part of the Company's Alamo Ridge industrial land acquisition in September 2007.

                                                                                               Date
           Real Estate Properties Acquired in 2008           Location          Size          Acquired         Cost (1)
        ------------------------------------------------------------------------------------------------------------------
                                                                           (Square feet)                   (In thousands)
        Airport Commerce Center I & II,
           Interchange Park, Ridge Creek III and
           Waterford Distribution Center..............     Charlotte, NC      669,000        02/29/08       $    39,018

(1) Total cost of the properties acquired was $41,913,000, of which $39,018,000 was allocated to real estate properties as indicated above and $855,000 was allocated to development. Intangibles associated with the purchases of real estate were allocated as follows: $2,143,000 to in-place lease intangibles, $252,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $355,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

     The Company made capital improvements of $15,210,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $4,116,000 on development properties subsequent to transfer to real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
     The investment in development at December 31, 2008 was $150,354,000 compared to $152,963,000 at December 31, 2007. Total capital invested for development during 2008 was $85,441,000, which primarily consisted of costs of $81,642,000 as detailed in the development activity table and costs of $4,116,000 on developments transferred to real estate properties during the 12-month period following transfer.
     During 2007, the Company executed a ten-year lease for a 404,000 square foot build-to-suit development in its Southridge Commerce Park in Orlando. In March 2008, construction on this project (Southridge XII) was completed, and the tenant, United Stationers Supply Company, occupied the space. In connection with this transaction, EastGroup entered into contracts with United Stationers to purchase two of its existing properties in Jacksonville and Tampa. In July 2008, EastGroup closed on the first contract for the acquisition of 12th Street Distribution Center, a 150,000 square foot building in Jacksonville. The Company purchased the vacant property for $3,776,000 and is re-developing it for multi-tenant use for a projected total investment of $4,900,000. In August 2008, EastGroup closed the second contract for the acquisition of a 128,000 square foot warehouse in Tampa through its taxable REIT subsidiary. The Company then sold the building, recognizing a gain of $294,000.
     During 2008, EastGroup purchased 125 acres of developable land for a total cost of $13,368,000. Costs associated with these acquisitions are included in the development activity table. The Company transferred 16 developments to Real Estate Properties during 2008 with a total investment of $84,251,000 as of the date of transfer.

                                                                                       Costs Incurred
                                                                       ----------------------------------------------
                                                                            Costs          For the        Cumulative      Estimated
                                                                         Transferred     Year Ended          as of          Total
DEVELOPMENT                                                 Size         in 2008 (1)       12/31/08        12/31/08       Costs (2)
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                            (In thousands)
LEASE-UP
  40th Avenue Distribution Center, Phoenix, AZ.........       89,000     $       -            1,392           6,539          6,900
  Wetmore II, Building B, San Antonio, TX..............       55,000             -              750           3,633          3,900
  Beltway Crossing VI, Houston, TX.....................      128,000             -            2,084           5,607          6,700
  Oak Creek VI,  Tampa, FL.............................       89,000             -            1,682           5,587          6,100
  Southridge VIII, Orlando, FL.........................       91,000             -            1,961           6,001          6,900
  Techway SW IV, Houston, TX...........................       94,000             -            2,875           4,843          6,100
  SunCoast III, Fort Myers, FL.........................       93,000             -            2,543           6,718          8,400
  Sky Harbor, Phoenix, AZ..............................      264,000             -            8,821          22,829         25,100
  World Houston 26, Houston, TX........................       59,000         1,110            1,708           2,818          3,300
  12th Street Distribution Center, Jacksonville, FL....      150,000             -            4,850           4,850          4,900
                                                        ----------------------------------------------------------------------------
Total Lease-up.........................................    1,112,000         1,110           28,666          69,425         78,300
                                                        ----------------------------------------------------------------------------
UNDER CONSTRUCTION
  Beltway Crossing VII, Houston, TX....................       95,000         2,123            2,090           4,213          5,900
  Country Club III & IV, Tucson, AZ....................      138,000         2,552            5,495           8,047         11,200
  Oak Creek IX, Tampa, FL..............................       86,000         1,369            2,831           4,200          5,500
  Blue Heron III, West Palm Beach, FL..................       20,000           863            1,035           1,898          2,600
  World Houston 28, Houston, TX........................       59,000           733            1,647           2,380          4,800
  World Houston 29, Houston, TX........................       70,000           849            1,037           1,886          4,800
  World Houston 30, Houston, TX........................       88,000         1,591                -           1,591          5,800
                                                        ----------------------------------------------------------------------------
Total Under Construction...............................      556,000        10,080           14,135          24,215         40,600
                                                        ----------------------------------------------------------------------------
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Tucson, AZ...........................................       70,000        (2,552)             924             417          3,500
  Tampa, FL............................................      249,000        (1,369)             682           3,890         14,600
  Orlando, FL..........................................    1,254,000             -           10,691          14,453         78,700
  West Palm Beach, FL..................................            -          (863)              52               -              -
  Fort Myers, FL.......................................      659,000             -            2,195          15,014         48,100
  Dallas, TX...........................................       70,000             -              570             570          5,000
  El Paso, TX..........................................      251,000             -                -           2,444          9,600
  Houston, TX..........................................    1,064,000        (6,406)           4,643          12,786         68,100
  San Antonio, TX......................................      595,000             -            2,873           5,439         37,500
  Charlotte, NC........................................       95,000             -              995             995          7,100
  Jackson, MS..........................................       28,000             -                1             706          2,000
                                                        ----------------------------------------------------------------------------
Total Prospective Development..........................    4,335,000       (11,190)          23,626          56,714        274,200
                                                        ----------------------------------------------------------------------------
                                                           6,003,000     $       -           66,427         150,354        393,100
                                                        ============================================================================
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2008
  Beltway Crossing IV, Houston, TX.....................       55,000     $       -                5           3,365
  Beltway Crossing III, Houston, TX....................       55,000             -               14           2,866
  Southridge XII, Orlando, FL..........................      404,000             -            3,421          18,521
  Arion 18, San Antonio, TX............................       20,000             -              638           2,593
  Southridge VII, Orlando, FL..........................       92,000             -              414           6,500
  Wetmore II, Building C, San Antonio, TX..............       69,000             -              185           3,682
  Interstate Commons III, Phoenix, AZ..................       38,000             -               45           3,093
  SunCoast I, Fort Myers, FL...........................       63,000             -              149           5,225
  World Houston 27, Houston, TX........................       92,000             -            1,765           4,248
  Wetmore II, Building D, San Antonio, TX..............      124,000             -            4,965           7,950
  World Houston 24, Houston, TX........................       93,000             -              739           5,904
  Centennial Park, Denver, CO..........................       68,000             -              690           5,437
  World Houston 25, Houston, TX........................       66,000             -              536           3,730
  Beltway Crossing V, Houston, TX......................       83,000             -              984           4,730
  Wetmore II, Building A, San Antonio, TX..............       34,000             -              576           3,377
  Oak Creek A & B, Tampa, FL...........................       35,000             -               89           3,030
                                                        -------------------------------------------------------------
Total Transferred to Real Estate Properties............    1,391,000     $       -           15,215          84,251  (3)
                                                        =============================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction (or subsequently to Lease-up) during the period.
(2) Included in these costs are development obligations of $11.1 million and tenant improvement obligations of $2.0 million on properties under development.
(3) Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate and development properties increased $41,219,000 during 2008, primarily due to depreciation expense on real estate properties, offset by accumulated depreciation related to North Stemmons I and Delp Distribution Center III, which were disposed of during the year.
     Mortgage loans receivable, net of discount, (included in Other Assets on the Consolidated Balance Sheets) increased $4,042,000 during 2008. In August 2008, EastGroup closed on the sale of the United Stationers Tampa building and advanced the buyer $4,994,000 in a first mortgage recourse loan. In September, EastGroup received a principal payment of $844,000. The mortgage loan has a five-year term and calls for monthly interest payments (interest accruals and payments begin January 1, 2009) through the maturity date of August 8, 2013, when a balloon payment for the remaining principal balance of $4,150,000 is due. At the inception of the loan, EastGroup recognized a discount on the loan of $198,000 and recognized amortization of the discount of $117,000 during 2008. In addition, EastGroup received principal payments of $27,000 on the second mortgage loan on the Madisonville land in Kentucky, which the Company sold in 2006.
     A summary of Other Assets is presented in Note 5 in the Notes to Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $120,446,000 during the year ended December 31, 2008. EastGroup closed on two mortgage loans during the year: a $78,000,000 mortgage loan in the first quarter and a $59,000,000 mortgage loan in the fourth quarter. These increases were offset by regularly scheduled principal payments of $16,434,000 and mortgage loan premium amortization of $120,000.
     Notes payable to banks decreased $25,558,000 during 2008 as a result of repayments of $357,202,000 exceeding advances of $331,644,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 8 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 9 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

STOCKHOLDERS' EQUITY

     During the second quarter, the Company sold 1,198,700 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds were $57.2 million. The Company used the proceeds to repay indebtedness outstanding under its revolving credit facility and for other general corporate purposes.
     On July 2, 2008, EastGroup redeemed all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregated redemption price of $25.011 per Series D Preferred Share. Original issuance costs of $674,000 and additional redemption costs of $8,000 were charged against net income available to common stockholders in conjunction with the redemption of these shares.
     Distributions in excess of earnings increased $19,633,000 as a result of dividends on common and preferred stock of $53,093,000 and costs on the redemption of Series D Preferred Shares of $682,000 exceeding net income for financial reporting purposes of $34,142,000. See Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS

2008 Compared to 2007

     Net income available to common stockholders for 2008 was $32,134,000 ($1.31 per basic share and $1.30 per diluted share) compared to $27,110,000 ($1.15 per basic share and $1.14 per diluted share) for 2007. Diluted earnings per share
(EPS) for 2008 included a $.10 per share gain on sales of real estate properties compared to $.15 per share in 2007.
     PNOI increased by $11,796,000, or 10.8%, for 2008 compared to 2007, primarily due to additional PNOI of $7,966,000 from newly developed properties, $3,660,000 from 2007 and 2008 acquisitions and $282,000 from same property growth. Expense to revenue ratios were 28.1% in 2008 compared to 27.3% in 2007. The Company's percentage of leased square footage was 94.8% at December 31, 2008, compared to 96.0% at December 31, 2007. Occupancy at the end of 2008 was 93.8% compared to 95.4% at the end of 2007.
     During 2008, EastGroup purchased a 128,000 square foot warehouse in Tampa as part of the Orlando build-to-suit transaction with United Stationers. The Company acquired and then re-sold the building through its taxable REIT subsidiary and recognized a gain of $294,000. For the year, EastGroup recognized gain on sales of non-operating real estate of $321,000 in 2008 compared to $2,602,000 in 2007.
     The following table presents the components of interest expense for 2008 and 2007:

                                                                                  Years Ended December 31,
                                                                                ---------------------------    Increase
                                                                                    2008            2007      (Decrease)
                                                                                ------------------------------------------
                                                                                 (In thousands, except rates of interest)
     Average bank borrowings.......................................             $ 125,647         96,513         29,134
     Weighted average variable interest rates
          (excluding loan cost amortization) ......................                 3.94%          6.36%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization).....                 4,944          6,139         (1,195)
     Amortization of bank loan costs...............................                   295            353            (58)
                                                                                ------------------------------------------
     Total variable rate interest expense..........................                 5,239          6,492         (1,253)
                                                                                ------------------------------------------

     FIXED RATE INTEREST EXPENSE
     Fixed rate interest (excluding loan cost amortization)........                31,219         26,350          4,869
     Amortization of mortgage loan costs...........................                   680            558            122
                                                                                ------------------------------------------
     Total fixed rate interest expense.............................                31,899         26,908          4,991
                                                                                ------------------------------------------

     Total interest................................................                37,138         33,400          3,738
     Less capitalized interest.....................................                (6,946)        (6,086)          (860)
                                                                                ------------------------------------------

     TOTAL INTEREST EXPENSE........................................             $  30,192         27,314          2,878
                                                                                ==========================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in 2008 were lower than in 2007. A summary of the Company's weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

                                                         WEIGHTED AVERAGE
     MORTGAGE DEBT AS OF:                                  INTEREST RATE
     ------------------------------------------------------------------------
     December 31, 2004.............................            6.74%
     December 31, 2005.............................            6.31%
     December 31, 2006.............................            6.21%
     December 31, 2007.............................            6.06%
     December 31, 2008.............................            5.96%

     The increase in mortgage interest expense in 2008 was primarily due to the new mortgages detailed in the table below.

                                                                                                         MATURITY
     NEW MORTGAGES IN 2007 AND 2008                                  INTEREST RATE         DATE            DATE           AMOUNT
     -------------------------------------------------------------------------------------------------------------------------------
     Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
       Ethan Allen, Northpark I-IV, South 55th Avenue, East
       University I & II and Santan 10 II........................        5.570%          08/08/07        09/05/17      $  75,000,000
     Beltway II, III & IV, Eastlake, Fairgrounds I-IV,
       Nations Ford I-IV, Techway Southwest III,
       Westinghouse, Wetmore I-IV and World
       Houston 15 & 22...........................................        5.500%          03/19/08        04/05/15         78,000,000
     Southridge XII, Airport Commerce Center I & II,
       Interchange Park, Ridge Creek III, World Houston 24,
       25 & 27 and Waterford Distribution Center.................        5.750%          12/09/08        01/05/14         59,000,000
                                                                     -------------                                     -------------
       Weighted Average/Total Amount.............................        5.594%                                        $ 212,000,000
                                                                     =============                                     =============

     Mortgage principal payments were $16,434,000 in 2008 and $26,963,000 in 2007. EastGroup had no mortgage maturities in 2008. In 2007, the Company repaid two mortgages totaling $14,220,000. These repayments were included in the mortgage principal payments for 2007. The details of these two mortgages are shown in the following table:

                                                             INTEREST          DATE             PAYOFF
     MORTGAGE LOANS REPAID IN 2007                             RATE           REPAID            AMOUNT
     -----------------------------------------------------------------------------------------------------
     World Houston 1 & 2................................      7.770%         04/12/07       $   4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen..................................      8.060%         05/25/07          10,197,000
                                                           ------------                     --------------
       Weighted Average/Total Amount....................      7.978%                        $  14,220,000
                                                           ============                     ==============

     Depreciation and amortization for continuing operations increased $3,483,000 for 2008 as compared to 2007. This increase was primarily due to properties acquired and transferred from development during 2007 and 2008. Operating property acquisitions and transferred developments were $125 million in 2008 and $127 million in 2007.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $933,000 in 2008 as compared to $824,000 in 2007.

Capital Expenditures
     Capital expenditures for operating properties for the years ended December 31, 2008 and 2007 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life      2008            2007
                                                    ------------------------------------------
                                                                          (In thousands)
        Upgrade on Acquisitions..................       40 yrs      $       63           141
        Tenant Improvements:
           New Tenants...........................     Lease Life         7,554         7,326
           New Tenants (first generation) (1)....     Lease Life           244           495
           Renewal Tenants.......................     Lease Life         1,504         1,963
        Other:
           Building Improvements.................      5-40 yrs          2,685         1,719
           Roofs.................................      5-15 yrs          1,874         3,273
           Parking Lots..........................       3-5 yrs            907           765
           Other.................................        5 yrs             379           199
                                                                    --------------------------
              Total capital expenditures.........                   $   15,210        15,881
                                                                    ==========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2008 and 2007 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life      2008            2007
                                                    ------------------------------------------
                                                                          (In thousands)
        Development..............................     Lease Life      $  3,115         3,108
        New Tenants..............................     Lease Life         2,370         2,805
        New Tenants (first generation) (1).......     Lease Life            58           212
        Renewal Tenants..........................     Lease Life         2,626         2,124
                                                                     -------------------------
              Total capitalized leasing costs....                     $  8,169         8,249
                                                                     =========================

        Amortization of leasing costs (2)........                     $  5,882         5,339
                                                                     =========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2)  Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income. During 2008, the Company disposed of two operating properties (North Stemmons I and Delp Distribution Center III) and recognized gain on sales of real estate investments of $2,032,000.
     During 2007, the Company sold one operating property and recognized a gain of $603,000. In addition, the Company recognized a deferred gain of $357,000 from a previous sale. See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on the sales of these properties. The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2008 and 2007.

                                                                          Years Ended December 31,
                                                                         --------------------------
  Discontinued Operations                                                   2008            2007
  -------------------------------------------------------------------------------------------------
                                                                              (In thousands)
  Income from real estate operations...............................      $     276          887
  Expenses from real estate operations.............................            (75)        (279)
                                                                         --------------------------
    Property net operating income from discontinued operations.....            201          608

  Depreciation and amortization....................................            (71)        (320)
                                                                         --------------------------

  Income from real estate operations...............................            130          288
      Gain on sales of real estate investments.....................          2,032          960
                                                                         --------------------------

  Income from discontinued operations..............................      $   2,162        1,248
                                                                         ==========================

2007 Compared to 2006

     Net income available to common stockholders for 2007 was $27,110,000 ($1.15 per basic share and $1.14 per diluted share) compared to $26,610,000 ($1.19 per basic share and $1.17 per diluted share) for 2006. EPS for 2007 included a $.15 per share gain on sales of real estate properties compared to $.26 per share in 2006.
     PNOI increased by $13,754,000, or 14.4%, for 2007 compared to 2006, primarily due to additional PNOI of $5,671,000 from newly developed properties, $4,813,000 from 2006 and 2007 acquisitions and $3,345,000 from same property growth. Included in same property growth was $1,149,000 in lease termination fees for 2007 compared to $410,000 for 2006. Expense to revenue ratios were 27.3% in 2007 compared to 28.0% in 2006. The Company's percentage of leased square footage was 96.0% at December 31, 2007, compared to 96.6% at December 31, 2006. Occupancy at the end of 2007 was 95.4% compared to 95.9% at the end of 2006.
     During the fourth quarter of 2007, EastGroup recorded a gain on the sale of land in lieu of condemnation at Arion Business Park of $2,572,000. For the year, the Company recognized gain on sales of non-operating real estate of $2,602,000 in 2007 compared to $123,000 in 2006.
     The following table presents the components of interest expense for 2007 and 2006:

                                                                                  Years Ended December 31,
                                                                                ---------------------------    Increase
                                                                                  2007            2006        (Decrease)
                                                                                ------------------------------------------
                                                                                 (In thousands, except rates of interest)
     Average bank borrowings.......................................             $   96,513       91,314          5,199
     Weighted average variable interest rates
          (excluding loan cost amortization) ......................                  6.36%        6.12%

     VARIABLE RATE INTEREST EXPENSE
     Variable rate interest (excluding loan cost amortization).....                  6,139        5,584            555
     Amortization of bank loan costs...............................                    353          355             (2)
                                                                                ------------------------------------------
     Total variable rate interest expense..........................                  6,492        5,939            553
                                                                                ------------------------------------------

     FIXED RATE INTEREST EXPENSE
     Fixed rate interest (excluding loan cost amortization)........                 26,350       22,549          3,801
     Amortization of mortgage loan costs...........................                    558          464             94
                                                                                ------------------------------------------
     Total fixed rate interest expense.............................                 26,908       23,013          3,895
                                                                                ------------------------------------------

     Total interest................................................                 33,400       28,952          4,448
     Less capitalized interest.....................................                 (6,086)      (4,336)        (1,750)
                                                                                ------------------------------------------

     TOTAL INTEREST EXPENSE........................................             $   27,314       24,616          2,698
                                                                                ==========================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates in 2007 were higher than in 2006. A summary of the Company's weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

                                                          WEIGHTED AVERAGE
     MORTGAGE DEBT AS OF:                                  INTEREST RATE
     ------------------------------------------------------------------------
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

                                                                                                        MATURITY
     NEW MORTGAGES IN 2006 AND 2007                                  INTEREST RATE         DATE           DATE            AMOUNT
     -------------------------------------------------------------------------------------------------------------------------------
     Huntwood and Wiegman Distribution Centers..................          5.680%         08/08/06       09/05/16      $   38,000,000
     Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
       Santan 10 and World Houston 16...........................          5.970%         10/17/06       11/05/16          78,000,000
     Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
       Ethan Allen, Northpark I-IV, South 55th Avenue, East
       University I & II and Santan 10 II.......................          5.570%         08/08/07       09/05/17          75,000,000
                                                                     --------------                                   --------------
       Weighted Average/Total Amount............................          5.755%                                      $  191,000,000
                                                                     ==============                                   ==============

     Mortgage principal payments were $26,963,000 in 2007 and $45,071,000 in 2006. Included in these principal payments are repayments of two mortgages totaling $14,220,000 in 2007 and three mortgages totaling $35,929,000 in 2006. The details of these mortgages are shown in the following table:

                                                            INTEREST           DATE             PAYOFF
     MORTGAGE LOANS REPAID IN 2006 AND 2007                   RATE            REPAID            AMOUNT
     -----------------------------------------------------------------------------------------------------
     Huntwood Distribution Center.......................     7.990%          08/08/06       $  10,557,000
     Wiegman Distribution Center........................     7.990%          08/08/06           4,872,000
     Arion Business Park................................     4.450%          10/16/06          20,500,000
     World Houston 1 & 2................................     7.770%          04/12/07           4,023,000
     E. University I & II, Broadway VI, 55th Avenue
       and Ethan Allen..................................     8.060%          05/25/07          10,197,000
                                                          ------------                      --------------
       Weighted Average/Total Amount....................     6.539%                         $  50,149,000
                                                          ============                      ==============

     Depreciation and amortization for continuing operations increased $6,540,000 for 2007 compared to 2006. This increase was primarily due to properties acquired and transferred from development during 2006 and 2007. Property acquisitions and transferred developments were $127 million in 2007 and $58 million in 2006.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $824,000 in 2007 as compared to $994,000 in 2006.

Capital Expenditures
     Capital expenditures for operating properties for the years ended December 31, 2007 and 2006 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life      2007            2006
                                                    ------------------------------------------
                                                                          (In thousands)
        Upgrade on Acquisitions..................       40 yrs      $      141           351
        Tenant Improvements:
           New Tenants...........................     Lease Life         7,326         7,240
           New Tenants (first generation) (1)....     Lease Life           495           688
           Renewal Tenants.......................     Lease Life         1,963           731
        Other:
           Building Improvements.................      5-40 yrs          1,719         1,818
           Roofs.................................      5-15 yrs          3,273         1,803
           Parking Lots..........................       3-5 yrs            765           686
           Other.................................        5 yrs             199           153
                                                                    --------------------------
              Total capital expenditures.........                   $   15,881        13,470
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

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the years ended December 31, 2007 and 2006 were as follows:

                                                                     Years Ended December 31,
                                                       Estimated    --------------------------
                                                      Useful Life      2007            2006
                                                    ------------------------------------------
                                                                          (In thousands)
        Development............................       Lease Life    $    3,108          2,110
        New Tenants............................       Lease Life         2,805          2,557
        New Tenants (first generation) (1).....       Lease Life           212            112
        Renewal Tenants........................       Lease Life         2,124          1,987
                                                                    --------------------------
              Total capitalized leasing costs..                     $    8,249          6,766
                                                                    ==========================

        Amortization of leasing costs (2)......                     $    5,339          4,304
                                                                    ==========================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2)  Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income. During 2007, the Company sold one operating property and recognized a gain of $603,000. In addition, the Company recognized deferred gains of $357,000 from previous sales.
     During 2006, the Company sold certain real estate investments and recognized total gains from discontinued operations of $5,727,000. See Notes
1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on the sales of these properties. The following table presents the components of revenue and expense for the years 2007 and 2006 for the real estate investments sold during 2008, 2007 and 2006.

                                                                     Years Ended December 31,
                                                                   --------------------------
Discontinued Operations                                                2007           2006
---------------------------------------------------------------------------------------------
                                                                        (In thousands)
Income from real estate operations..............................   $     887          3,180
Expenses from real estate operations............................        (279)          (976)
                                                                   --------------------------
  Property net operating income from discontinued operations....         608          2,204

Depreciation and amortization...................................        (320)        (1,019)
                                                                   --------------------------

Income from real estate operations..............................         288          1,185
  Gain on sales of real estate investments......................         960          5,727
                                                                   --------------------------

Income from discontinued operations.............................   $   1,248          6,912
                                                                   ==========================

NEW ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. As required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The provisions of Statement 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of Statement 157 to the Company in 2008 had an immaterial impact on the Company's overall financial position and results of operations.
     The FASB deferred for one year Statement 157's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions are included in FASB Staff Position (FSP) FAS 157-2 and are effective for fiscal years beginning after November 15, 2008. The Company has determined that the adoption of these provisions in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date. The adoption of Statement 141R in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The adoption of Statement 160 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.
     During 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in 2008, the Emerging Issues Task Force (EITF) issued EITF 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-6 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $83,610,000 for the year ended December 31, 2008. The primary other sources of cash were from bank borrowings, proceeds from mortgage notes, proceeds from common stock offerings, proceeds from sales of land and real estate investments, and proceeds from sales of securities. The Company distributed $52,192,000 in common and $1,982,000 in preferred stock dividends during 2008. Other primary uses of cash were for bank debt repayments, construction and development of properties, purchases of real estate, the redemption of the Company's Series D Preferred Stock, principal payments on mortgage notes payable, capital improvements at various properties, purchases of securities, and advances on mortgage loans receivable.
     Total debt at December 31, 2008 and 2007 is detailed below. The Company's bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2008 and 2007.

                                                                 December 31,
                                                          --------------------------
                                                              2008          2007
                                                          --------------------------
                                                                (In thousands)
        Mortgage notes payable - fixed rate.........      $   585,806       465,360
        Bank notes payable - floating rate..........          109,886       135,444
                                                          --------------------------
           Total debt...............................      $   695,692       600,804
                                                          ==========================

     EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit has an option for a one-year extension at the Company's request. Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders. At December 31, 2008, the weighted average interest rate was 1.23% on a balance of $107,000,000. At February 25, 2009, the Company's weighted average interest rate was 1.12% on a balance of $146,000,000. The Company had an additional $54,000,000 remaining on this line of credit on February 25, 2009.
     The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012. This credit facility is customarily used for working capital needs. The interest rate on this working cash line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement). Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee. At December 31, 2008, the interest rate was 1.19% on a balance of $2,886,000. At February 25, 2009, the Company's interest rate was 1.23% on a balance of $5,529,000. The Company had an additional $19,471,000 remaining on this line of credit on February 25, 2009.
     The current economic situation is impacting lenders, and it is more difficult to obtain financing. Loan proceeds as a percentage of property value is decreasing, and long-term interest rates are increasing. The Company believes that its current lines of credit provide the capacity to fund debt maturities and the operations of the Company for 2009 and 2010. The Company also believes that it can still obtain mortgage financing from insurance companies and financial institutions.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.

     During the first quarter of 2008, the Company closed on a $78 million, non-recourse first mortgage loan secured by properties containing 1.6 million square feet. The loan has a fixed interest rate of 5.50%, a 7-year term and an amortization schedule of 20 years. The proceeds of this note were used to reduce variable rate bank borrowings.
     During the second quarter, EastGroup sold 1,198,700 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds were $57.2 million after deducting the underwriting discount and other offering expenses. The Company used the proceeds to repay indebtedness outstanding under its revolving credit facility and for other general corporate purposes.
     During the third quarter, the Company redeemed all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock. The redemption took place on July 2, 2008, at a redemption price of $25.00 per share ($33,000,000) plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregated redemption price of $25.011 per Series D Preferred Share. Original issuance costs of $674,000 and additional redemption costs of $8,000 were charged against net income available to common stockholders in conjunction with the redemption of these shares.
     During the fourth quarter, EastGroup closed on a $59 million, limited recourse first mortgage loan secured by properties containing 1.3 million square feet. The loan has a fixed interest rate of 5.75%, a 5-year term and a 20-year amortization schedule. The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts subsequent to January 1, 2011. The proceeds of this mortgage loan were used to reduce variable rate bank borrowings.

Contractual Obligations
     EastGroup's fixed, non-cancelable obligations as of December 31, 2008 were as follows:

                                                                                  Payments Due by Period
                                                      ------------------------------------------------------------------------------
                                                                       Less Than                                       More Than
                                                          Total          1 Year        1-3 Years       3-5 Years        5 Years
                                                      ------------------------------------------------------------------------------
                                                                                     (In thousands)
        Fixed Rate Debt Obligations (1).......        $     585,806       49,168         102,971          115,349         318,318
        Interest on Fixed Rate Debt...........              120,503       17,811          35,813           32,391          34,488
        Variable Rate Debt Obligations (2)....              109,886            -               -          109,886               -
        Operating Lease Obligations:
           Office Leases......................                1,670          303             714              653               -
           Ground Leases......................               19,432          720           1,440            1,440          15,832
        Development Obligations (3)...........               11,125       11,125               -                -               -
        Tenant Improvements (4)...............                8,169        8,169               -                -               -
        Purchase Obligations (5)..............                4,344        4,344               -                -               -
                                                      ------------------------------------------------------------------------------
           Total..............................        $     860,935       91,640         140,938          259,719         368,638
                                                      ==============================================================================

(1) These amounts are included on the Consolidated Balance Sheets. A portion of this debt is backed by a letter of credit totaling $9,473,000 at December 31, 2008. The letter of credit expired in January 2009 in connection with the repayment of the variable rate demand note on the Tower Automotive Center. A portion of this debt also has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts subsequent to January 1, 2011.
(2) The Company's variable rate debt changes depending on the Company's cash needs and, as such, both the principal amounts and the interest rates are subject to variability. At December 31, 2008, the weighted average interest rate was 1.23% on the variable rate debt due in January 2012.
(3) Represents commitments on properties under development, except for tenant improvement obligations.
(4)  Represents tenant improvement allowance obligations.
(5) At December 31, 2008, EastGroup was under contract to purchase 36 acres of developable land in Orlando, Florida, as a second phase of the 2008 Sand Lake land acquisition. This transaction is expected to close in the fourth quarter of 2009.

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

                                             2009       2010       2011       2012      2013     Thereafter    Total    Fair Value
                                           -----------------------------------------------------------------------------------------
Fixed rate debt (1) (in thousands)....     $ 49,168     18,185     84,786     62,117    53,232     318,318    585,806    555,096 (2)
Weighted average interest rate........        6.50%      5.89%      7.00%      6.61%     5.06%       5.63%      5.96%
Variable rate debt (in thousands).....     $      -          -          -    109,886         -           -    109,886    109,886
Weighted average interest rate........            -          -          -      1.23%         -           -      1.23%

(1) The fixed rate debt shown above includes the Tower Automotive mortgage. See below for additional information on the Tower mortgage.
(2) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.

     As the table above incorporates only those exposures that existed as of December 31, 2008, it does not consider those exposures or positions that could arise after that date. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $135,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,365,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                          Current        Maturity                                        Fair Value        Fair Value
      Type of Hedge   Notional Amount      Date       Reference Rate    Fixed Rate      at 12/31/08        at 12/31/07
      -------------------------------------------------------------------------------------------------------------------
                      (In thousands)                                                            (In thousands)
          Swap            $9,365         12/31/10      1 month LIBOR       4.03%           ($522)              ($56)

     On January 2, 2009, the mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount. The previous recourse mortgage was a variable rate demand note, and EastGroup had entered into a swap agreement to fix the LIBOR rate. In the fourth quarter of 2008, the bond spread over LIBOR required to re-market the notes increased from a historical range of 3 to 25 basis points to a range of 100 to 500 basis points. Due to the volatility of the bond spread costs, EastGroup redeemed the note and replaced it with a recourse mortgage with a bank on the same payment terms except for the interest rate. The effective interest rate on the previous note was 5.30% until the fourth quarter of 2008 when the weighted average rate was 8.02%. The effective rate on the new note, including the swap, is 6.03%.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements. Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; the availability of financing; natural disasters and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated, or that acquisitions may not close as scheduled, and those additional factors discussed under "Item 1A. Risk Factors." Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's Consolidated Balance Sheets as of December 31, 2008 and 2007, and its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 and the Report of the Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

     There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Directors" in the Company's definitive Proxy Statement ("2009 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 27, 2009. The 2009 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2008.
     The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers" in the Company's 2009 Proxy Statement.
     The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2009 Proxy Statement.
     Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.
     The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Audit Committee" in the section entitled "Board Committees and Meetings" in the Company's 2009 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information included under the following captions in the Company's 2009 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2008," "Outstanding Equity Awards at 2008 Fiscal Year-End," "Option Exercises and Stock Vested in 2008," "Potential Payments upon Termination or Change in Control," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation." The information included under the heading "Compensation Committee Report" in the Company's 2009 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Company's 2009 Proxy Statement.
     The following table summarizes the Company's equity compensation plan information as of December 31, 2008.

                                               Equity Compensation Plan Information
                                  (a)                            (b)                    (c)
        Plan category             Number of securities to be     Weighted-average       Number of securities remaining
                                  issued upon exercise of        exercise price of      available for future issuance
                                  outstanding options,           outstanding options,   under equity compensation plans
                                  warrants and rights            warrants and rights    (excluding securities reflected in
                                                                                        column (a))
        Equity compensation
          plans approved by
          security holders                  93,686                        $21.65                       1,723,558
        Equity compensation
          plans not approved
          by security holders                    -                             -                               -
                                  ------------------------------------------------------------------------------------------
        Total                               93,686                        $21.65                       1,723,558
                                  ==========================================================================================

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

     The information regarding transactions with related parties and director independence is incorporated herein by reference from the sections entitled
"Independent Directors" and "Certain Transactions and Relationships" in the Company's 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The  information   regarding   principal   auditor  fees  and  services  is
incorporated  herein  by  reference  from  the  section  entitled   "Independent
Registered Public Accounting Firm" in the Company's 2009 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Financial Statements:

                                                                                                                            Page
(a) (1) Consolidated Financial Statements:
        Report of Independent Registered Public Accounting Firm                                                              30
        Management Report on Internal Control Over Financial Reporting                                                       31
        Report of Independent Registered Public Accounting Firm                                                              31
        Consolidated Balance Sheets - December 31, 2008 and 2007                                                             32
        Consolidated Statements of Income - Years ended December 31, 2008, 2007 and 2006                                     33
        Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2008, 2007 and 2006            34
        Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006                                 35
        Notes to Consolidated Financial Statements                                                                           36
    (2) Consolidated Financial Statement Schedules:
        Schedule III - Real Estate Properties and Accumulated Depreciation                                                   53
        Schedule IV - Mortgage Loans on Real Estate                                                                          60

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the Notes to Consolidated Financial Statements.

     (3) Exhibits required by Item 601 of Regulation S-K:

          (3)  Articles of Incorporation and Bylaws

               (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
               (b)  Bylaws of the Company  (incorporated by reference to Exhibit
                    3.1 to the Company's Form 8-K filed December 10, 2008).
               (c)  Articles  Supplementary  of  the  Company  relating  to  the reclassification of the Series C Preferred Stock and the 7.95% Series D Cumulative Redeemable Preferred Stock to the Company's common stock (incorporated by reference to Exhibit
                    3.2 to the Company's Form 8-K filed December 10, 2008).

          (10) Material   Contracts   (*Indicates   management  or  compensatory
               agreement):

               (a) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the
                    Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
               (b) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
               (c) Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed January 8, 2007).*
               (d) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
               (e) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
               (f) Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 2006). *

               (g) Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed January 8, 2007).*
               (h) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
               (i) Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2006).*
               (j) Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 3, 2008).*
               (k) Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to
                    Exhibit  10(a) to the  Company's  Form 8-K filed  January 7,
                    2009).*
               (l) Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed January 7, 2009).*
               (m) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed June 3, 2008).*
               (n) Annual Cash Bonus and 2008 Annual Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed June 3,
                    2008).*
               (o) Multi-Year Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*
               (p) Second Amended and Restated Credit Agreement Dated January 4, 2008 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as
                    Administrative Agent; Regions Bank and SunTrust Bank as Co-Syndication Agents; Wells Fargo Bank, National Association as Documentation Agent; and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner; and the Lenders thereunder (incorporated by reference to Exhibit
                    10.1 to the Company's Form 8-K filed January 10, 2008).

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

          (32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

               (a)  David H. Hoster II, Chief Executive Officer
               (b)  N. Keith McKey, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


                                        /s/ KPMG LLP

Jackson, Mississippi
February 26, 2009

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on EastGroup's evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

                                        /s/ EASTGROUP PROPERTIES, INC.


Jackson, Mississippi
February 26, 2009




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     We have audited EastGroup Properties, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements.

                                        /s/ KPMG LLP

Jackson, Mississippi
February 26, 2009

CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                ---------------------------------------------------
                                                                                          2008                       2007
                                                                                ---------------------------------------------------
                                                                                (In thousands, except for share and per share data)
ASSETS
  Real estate properties....................................................... $      1,252,282                   1,114,966
  Development..................................................................          150,354                     152,963
                                                                                ---------------------------------------------------
                                                                                       1,402,636                   1,267,929
    Less accumulated depreciation..............................................         (310,351)                   (269,132)
                                                                                ---------------------------------------------------
                                                                                       1,092,285                     998,797

  Unconsolidated investment....................................................            2,666                       2,630
  Cash.........................................................................              293                         724
  Other assets.................................................................           60,961                      53,682
                                                                                ---------------------------------------------------
    TOTAL ASSETS............................................................... $      1,156,205                   1,055,833
                                                                                ===================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable....................................................... $        585,806                     465,360
  Notes payable to banks.......................................................          109,886                     135,444
  Accounts payable & accrued expenses..........................................           32,838                      34,179
  Other liabilities............................................................           14,299                      16,153
                                                                                ---------------------------------------------------
                                                                                         742,829                     651,136
                                                                                ---------------------------------------------------


                                                                                ---------------------------------------------------
  Minority interest in joint ventures..........................................            2,536                       2,312
                                                                                ---------------------------------------------------

STOCKHOLDERS' EQUITY
  Series C Preferred Shares; $.0001 par value; no shares authorized at
    December 31, 2008 and 600,000 shares authorized at December 31, 2007;
    no shares issued...........................................................                -                           -
  Series D 7.95% Cumulative Redeemable Preferred Shares and additional paid-in capital; $.0001 par value; 1,320,000 shares authorized and issued at December 31, 2007; stated liquidation preference of $33,000 at
    December 31, 2007; redeemed July 2, 2008...................................                -                      32,326
  Common shares; $.0001 par value; 70,000,000 shares authorized at
    December 31, 2008 and 68,080,000 at December 31, 2007; 25,070,401
    shares issued and outstanding at December 31, 2008 and
    23,808,768 at December 31, 2007............................................                3                           2
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued...........................................................                -                           -
  Additional paid-in capital on common shares..................................          528,452                     467,573
  Distributions in excess of earnings..........................................         (117,093)                    (97,460)
  Accumulated other comprehensive loss.........................................             (522)                        (56)
                                                                                ---------------------------------------------------
                                                                                         410,840                     402,385
                                                                                ---------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................... $      1,156,205                   1,055,833
                                                                                ===================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2008              2007               2006
                                                                                ----------------------------------------------------
                                                                                       (In thousands, except per share data)
REVENUES
  Income from real estate operations......................................      $   168,327           150,083            132,417
  Other income............................................................              248                92                182
                                                                                ----------------------------------------------------
                                                                                    168,575           150,175            132,599
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations....................................           47,374            40,926             37,014
  Depreciation and amortization...........................................           51,221            47,738             41,198
  General and administrative..............................................            8,547             8,295              7,401
                                                                                ----------------------------------------------------
                                                                                    107,142            96,959             85,613
                                                                                ----------------------------------------------------

OPERATING INCOME..........................................................           61,433            53,216             46,986

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment.........................              316               285                287
  Gain on sales of non-operating real estate..............................              321             2,602                123
  Gain on sales of securities.............................................              435                 -                  -
  Interest income.........................................................              293               306                142
  Interest expense........................................................          (30,192)          (27,314)           (24,616)
  Minority interest in joint ventures.....................................             (626)             (609)              (600)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS.........................................           31,980            28,486             22,322
                                                                                ----------------------------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations......................................              130               288              1,185
  Gain on sales of real estate investments................................            2,032               960              5,727
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS ......................................            2,162             1,248              6,912
                                                                                ----------------------------------------------------

NET INCOME................................................................           34,142            29,734             29,234

  Preferred dividends-Series D............................................            1,326             2,624              2,624
  Costs on redemption of Series D preferred shares........................              682                 -                  -
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS...............................      $    32,134            27,110             26,610
                                                                                ====================================================

BASIC PER COMMON SHARE DATA
  Income from continuing operations.......................................      $      1.22              1.10                .88
  Income from discontinued operations.....................................              .09               .05                .31
                                                                                ----------------------------------------------------
  Net income available to common stockholders.............................      $      1.31              1.15               1.19
                                                                                ====================================================

  Weighted average shares outstanding.....................................           24,503            23,562             22,372
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA
  Income from continuing operations.......................................      $      1.21              1.09                .87
  Income from discontinued operations.....................................              .09               .05                .30
                                                                                ----------------------------------------------------
  Net income available to common stockholders.............................      $      1.30              1.14               1.17
                                                                                ====================================================

  Weighted average shares outstanding.....................................           24,653            23,781             22,692
                                                                                ====================================================

Dividends declared per common share.......................................      $      2.08              2.00               1.96
                                                                                ====================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                           Accumulated
                                                                         Additional     Distributions         Other
                                                   Preferred   Common     Paid-In         In Excess       Comprehensive
                                                     Stock      Stock     Capital        Of Earnings      Income (Loss)     Total
                                                   ---------------------------------------------------------------------------------
                                                                  (In thousands, except for share and per share data)
BALANCE, DECEMBER 31, 2005........................ $  32,326        2     390,155         (57,930)            311          364,864
Comprehensive income
  Net income......................................         -        -           -          29,234               -           29,234
  Net unrealized change in fair value of
    interest rate swap............................         -        -           -               -               3                3
                                                                                                                         -----------
    Total comprehensive income....................                                                                          29,237
                                                                                                                         -----------
Common dividends declared - $1.96 per share.......         -        -           -         (45,695)              -          (45,695)
Preferred dividends declared - $1.9876 per share..         -        -           -          (2,624)              -           (2,624)
Issuance of 1,437,500 shares of common stock,
  common stock offering, net of expenses .........         -        -      68,112               -               -           68,112
Stock-based compensation, net of forfeitures......         -        -       2,943               -               -            2,943
Issuance of 118,269 shares of common stock,
  options exercised...............................         -        -       2,154               -               -            2,154
Issuance of 6,236 shares of common stock,
  dividend reinvestment plan......................         -        -         305               -               -              305
9,392 shares withheld to satisfy tax withholding
  obligations in connection with the vesting of
  restricted stock................................         -        -        (499)              -               -             (499)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006........................    32,326        2     463,170         (77,015)            314          418,797
Comprehensive income
  Net income......................................         -        -           -          29,734               -           29,734
  Net unrealized change in fair value of
    interest rate swap............................         -        -           -               -            (370)            (370)
                                                                                                                         -----------
    Total comprehensive income....................                                                                          29,364
                                                                                                                         -----------
Common dividends declared - $2.00 per share.......         -        -           -         (47,555)              -          (47,555)
Preferred dividends declared - $1.9876 per share..         -        -           -          (2,624)              -           (2,624)
Stock-based compensation, net of forfeitures......         -        -       3,198               -               -            3,198
Issuance of 67,150 shares of common stock,
  options exercised...............................         -        -       1,475               -               -            1,475
Issuance of 6,281 shares of common stock,
  dividend reinvestment plan......................         -        -         279               -               -              279
11,382 shares withheld to satisfy tax withholding
  obligations in connection with the vesting of
  restricted stock................................         -        -        (549)              -               -             (549)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007........................    32,326        2     467,573         (97,460)            (56)         402,385
Comprehensive income
  Net income......................................         -        -           -          34,142               -           34,142
  Net unrealized change in fair value of
    interest rate swap............................         -        -           -               -            (466)            (466)
                                                                                                                         -----------
    Total comprehensive income....................                                                                          33,676
                                                                                                                         -----------
Common dividends declared - $2.08 per share.......         -        -           -         (51,767)              -          (51,767)
Preferred dividends declared - $1.0048 per share..         -        -           -          (1,326)              -           (1,326)
Redemption of 1,320,000 shares of Series D
  preferred stock.................................   (32,326)       -           -            (682)              -          (33,008)
Stock-based compensation, net of forfeitures......         -        -       3,176               -               -            3,176
Issuance of 1,198,700 shares of common stock,
  common stock offering, net of expenses..........         -        1      57,178               -               -           57,179
Issuance of 25,720 shares of common stock,
  options exercised...............................         -        -         526               -               -              526
Issuance of 6,627 shares of common stock,
  dividend reinvestment plan......................         -        -         281               -               -              281
7,150 shares withheld to satisfy tax withholding
  obligations in connection with the vesting of
  restricted stock ...............................         -        -        (282)              -               -             (282)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2008........................ $       -        3     528,452        (117,093)           (522)         410,840
                                                   =================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years Ended December 31,
                                                                                           -----------------------------------------
                                                                                               2008           2007         2006
                                                                                           -----------------------------------------
                                                                                                        (In thousands)
OPERATING ACTIVITIES
  Net income..........................................................................     $   34,142         29,734       29,234
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations..........................         51,221         47,738       41,198
    Depreciation and amortization from discontinued operations........................             71            320        1,019
    Minority interest depreciation and amortization...................................           (201)          (174)        (151)
    Amortization of mortgage loan premiums............................................           (120)          (117)        (403)
    Gain on sales of land and real estate investments.................................         (2,353)        (3,562)      (5,850)
    Gain on sales of securities.......................................................           (435)             -            -
    Amortization of discount on mortgage loan receivable..............................           (117)             -            -
    Stock-based compensation expense..................................................          2,265          2,220        2,125
    Equity in earnings of unconsolidated investment, net of distributions.............            (36)           (35)          23
    Changes in operating assets and liabilities:
      Accrued income and other assets.................................................           (787)         3,506       (4,603)
      Accounts payable, accrued expenses and prepaid rent.............................            (40)         6,709        4,141
                                                                                           -----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................         83,610         86,339       66,733
                                                                                           -----------------------------------------

INVESTING ACTIVITIES
  Real estate development.............................................................        (85,441)      (112,960)     (77,666)
  Purchases of real estate............................................................        (46,282)       (57,838)     (19,539)
  Real estate improvements............................................................        (15,210)       (15,881)     (13,470)
  Proceeds from sales of land and real estate investments.............................         11,728          6,357       38,412
  Advances on mortgage loans receivable...............................................         (4,994)             -         (185)
  Repayments on mortgage loans receivable.............................................            871             30           23
  Purchases of securities.............................................................         (7,534)             -            -
  Proceeds from sales of securities...................................................          7,969              -            -
  Changes in other assets and other liabilities.......................................        (13,289)        (3,786)      (2,792)
                                                                                           -----------------------------------------
NET CASH USED IN INVESTING ACTIVITIES.................................................       (152,182)      (184,078)     (75,217)
                                                                                           -----------------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.......................................................        331,644        332,544      191,689
  Repayments on bank borrowings.......................................................       (357,202)      (226,166)    (279,387)
  Proceeds from mortgage notes payable................................................        137,000         75,000      116,000
  Principal payments on mortgage notes payable........................................        (16,434)       (26,963)     (45,071)
  Debt issuance costs.................................................................         (2,372)          (701)      (1,048)
  Distributions paid to stockholders..................................................        (54,174)       (50,680)     (47,843)
  Redemption of Series D preferred shares.............................................        (33,008)             -            -
  Proceeds from common stock offerings................................................         57,179              -       68,112
  Proceeds from exercise of stock options.............................................            526          1,475        2,154
  Proceeds from dividend reinvestment plan............................................            281            279          305
  Other...............................................................................          4,701         (7,265)       2,598
                                                                                           -----------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............................................         68,141         97,523        7,509
                                                                                           -----------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS.................................................           (431)          (216)        (975)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................................            724            940        1,915
                                                                                           -----------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR............................................     $      293            724          940
                                                                                           =========================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $6,946, $6,086 and $4,336
    for 2008, 2007 and 2006, respectively.............................................     $   29,573         25,838       23,870
  Fair value of common stock awards issued to employees and directors, net of
    forfeitures.......................................................................          1,255          1,443        3,234

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1) SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation
     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2008, 2007 and 2006, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with minority interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b) Income Taxes
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2008, 2007 and 2006 taxable income to its stockholders. Accordingly, no provision for income taxes was necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2008, 2007 and 2006.

Federal Income Tax Treatment of Share Distributions

                                                                                        Years Ended December 31,
                                                                                -----------------------------------------
                                                                                    2008           2007         2006
                                                                                -----------------------------------------
        Common Share Distributions:
          Ordinary income.......................................                $   2.0758         1.7449       1.3660
          Return of capital.....................................                         -          .1273            -
          Unrecaptured Section 1250 long-term capital gain......                     .0042          .0236        .4160
          Other long-term capital gain..........................                         -          .1042        .1780
                                                                                -----------------------------------------
        Total Common Distributions..............................                $   2.0800         2.0000       1.9600
                                                                                =========================================

        Series D Preferred Share Distributions:
          Ordinary income.......................................                $   1.0024         1.8608       1.3852
          Unrecaptured Section 1250 long-term capital gain......                     .0024          .0234        .4220
          Other long-term capital gain..........................                         -          .1034        .1804
                                                                                -----------------------------------------
        Total Preferred D Distributions.........................                $   1.0048         1.9876       1.9876
                                                                                =========================================

     EastGroup adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. With few exceptions, the Company's 2004 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities. In accordance with the provisions of FIN 48, the Company had no significant uncertain tax positions as of December 31, 2008 and 2007.
     The Company's income may differ for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, (4) real estate properties having a different basis for tax and financial reporting purposes, (5) mortgage loans having a different basis for tax and financial reporting purposes, thereby producing different gains upon collection of these loans, and (6) differences in book and tax allowances and timing for stock-based compensation expense.

(c) Income Recognition
     Minimum rental income from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. The Company maintains allowances for doubtful accounts receivable, including straight-line rent receivable, based upon estimates determined by management. Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.
     Revenue is recognized on payments received from tenants for early terminations after all criteria have been met in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.
     The Company recognizes gains on sales of real estate in accordance with the principles set forth in SFAS No. 66, Accounting for Sales of Real Estate. Upon closing of real estate transactions, the provisions of SFAS No. 66 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser, adequate continuing investment by the purchaser and no substantial continuing involvement by the Company. If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by a method other than the full accrual method.
     The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method. The Company evaluates the collectability of both interest and principal on each of its loans to determine whether the loans are impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell. As of December 31, 2008 and 2007, there was no significant uncertainty of collection; therefore, interest income was recognized, and the discount on mortgage loans receivable was amortized. In addition, the Company determined that no allowance for collectability of the mortgage notes receivable was necessary.

(d) Real Estate Properties
     EastGroup has one reportable segment-industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Real estate properties held for investment are reported at the lower of the carrying amount or fair value. As of December 31, 2008 and 2007, the Company determined that no impairment charges on the Company's real estate properties were necessary. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $42,166,000, $39,688,000 and $35,428,000 for 2008, 2007 and 2006,
respectively.

(e) Development
     During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. As the property becomes occupied, costs are capitalized only for the portion of the building that remains vacant. When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs ceases. The properties are then transferred to real estate properties, and depreciation commences on the entire property (excluding the land).

(f) Real Estate Held for Sale
     The Company considers a real estate property to be held for sale when it meets the criteria established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including when it is probable that the property will be sold within a year. A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk. Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the operating properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income. Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.

(g) Derivative Instruments and Hedging Activities
     The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities on the Consolidated Balance Sheets and measured at fair value. Changes in fair value are to be reported either in earnings or as a component of stockholders' equity depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish, at the inception of the hedge, the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company has an interest rate swap agreement, which is summarized in Note 6.

(h) Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i) Amortization
     Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of loan costs for continuing operations was $975,000, $911,000 and $819,000 for 2008, 2007 and
2006, respectively.

     Leasing costs are deferred and amortized using the straight-line method over the term of the lease. Leasing costs amortization expense for continuing and discontinued operations was $5,882,000, $5,339,000 and $4,304,000 for 2008,
2007 and 2006, respectively. Amortization expense for in-place lease intangibles is disclosed in Business Combinations and Acquired Intangibles.

(j) Business Combinations and Acquired Intangibles
     Upon acquisition of real estate properties, the Company applies the principles of SFAS No. 141, Business Combinations, to determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $3,244,000, $3,031,000 and $2,485,000 for 2008, 2007 and 2006, respectively. Amortization of above and below market leases was immaterial for all periods presented. Projected amortization of in-place lease intangibles for the next five years as of December 31, 2008 is as follows:

                 Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2009......................................      $     1,990
        2010......................................            1,157
        2011......................................              614
        2012......................................              313
        2013......................................              150

     During 2008, EastGroup purchased five operating properties, one property for re-development, and 125 acres of developable land. The Company purchased these real estate investments for a total cost of $58,202,000, of which $39,018,000 was allocated to real estate properties and $17,144,000 to development. In accordance with SFAS No. 141, intangibles associated with the purchase of real estate were allocated as follows: $2,143,000 to in-place lease intangibles, $252,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $355,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
     Also in 2008, EastGroup acquired one non-operating property as part of the Orlando build-to-suit transaction with United Stationers. The Company purchased and then sold this building through its taxable REIT subsidiary and recognized a gain of $294,000.
     The total cost of the seven operating properties acquired in 2007 was $57,246,000, of which $53,952,000 was allocated to real estate properties. In accordance with SFAS No. 141, intangibles associated with the purchases of real estate were allocated as follows: $3,661,000 to in-place lease intangibles, $246,000 to above market leases and $613,000 to below market leases. Also in 2007, EastGroup acquired one property for re-development and 140.6 acres of developable land for $16,405,000.
     The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at December 31, 2008 and 2007.

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

(n)  Risks and Uncertainties
     The state of the overall economy can significantly impact the Company's operational performance and thus, impact its financial position. Should EastGroup experience a significant decline in operational performance, it may affect the Company's ability to make distributions to its shareholders and service debt or meet other financial obligations.

(o) New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. As required under SFAS No. 133, the Company accounts for its interest rate swap cash flow hedge on the Tower Automotive mortgage at fair value. The provisions of Statement 157, with the exception of nonfinancial assets and liabilities, were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of Statement 157 to the Company in 2008 had an immaterial impact on the Company's overall financial position and results of operations.
     The FASB deferred for one year Statement 157's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions are included in FASB Staff Position (FSP) FAS 157-2 and are effective for fiscal years beginning after November 15, 2008. The Company has determined that the adoption of these provisions in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date. The adoption of Statement 141R in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The adoption of Statement 160 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Statement is effective prospectively for periods beginning on or after November 15, 2008.
     During 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in 2008, the Emerging Issues Task Force (EITF) issued EITF 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-6 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.

(p) Reclassifications
     Certain reclassifications have been made in the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.


(2) REAL ESTATE OWNED

     The Company's real estate properties at December 31, 2008 and 2007 were as follows:

                                                                               December 31,
                                                                    --------------------------------
                                                                          2008             2007
                                                                    --------------------------------
                                                                              (In thousands)
        Real estate properties:
          Land..................................................    $    187,617          175,496
          Buildings and building improvements...................         867,506          763,980
          Tenant and other improvements.........................         197,159          175,490
        Development.............................................         150,354          152,963
                                                                    --------------------------------
                                                                       1,402,636        1,267,929
          Less accumulated depreciation.........................        (310,351)        (269,132)
                                                                    --------------------------------
                                                                    $  1,092,285          998,797
                                                                    ================================

     The Company is currently developing the properties detailed below. Costs incurred include capitalization of interest costs during the period of construction. The interest costs capitalized on real estate properties for 2008 were $6,946,000 compared to $6,086,000 for 2007 and $4,336,000 for 2006.
     Total capital investment for development during 2008 was $85,441,000, which primarily consisted of costs of $81,642,000 as detailed in the development activity table and costs of $4,116,000 for improvements on developments transferred to Real Estate Properties during the 12-month period following transfer.

                                                                                       Costs Incurred
                                                                         ------------------------------------------
                                                                            Costs          For the       Cumulative
                                                                         Transferred      Year Ended       as of        Estimated
                                                              Size       in 2008 (1)       12/31/08       12/31/08   Total Costs (2)
                                                         ---------------------------------------------------------------------------
DEVELOPMENT                                                (Unaudited)                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                          (Square feet)                     (In thousands)
LEASE-UP
  40th Avenue Distribution Center, Phoenix, AZ.........         89,000   $       -            1,392          6,539           6,900
  Wetmore II, Building B, San Antonio, TX..............         55,000           -              750          3,633           3,900
  Beltway Crossing VI, Houston, TX.....................        128,000           -            2,084          5,607           6,700
  Oak Creek VI,  Tampa, FL.............................         89,000           -            1,682          5,587           6,100
  Southridge VIII, Orlando, FL.........................         91,000           -            1,961          6,001           6,900
  Techway SW IV, Houston, TX...........................         94,000           -            2,875          4,843           6,100
  SunCoast III, Fort Myers, FL.........................         93,000           -            2,543          6,718           8,400
  Sky Harbor, Phoenix, AZ..............................        264,000           -            8,821         22,829          25,100
  World Houston 26, Houston, TX........................         59,000       1,110            1,708          2,818           3,300
  12th Street Distribution Center, Jacksonville, FL....        150,000           -            4,850          4,850           4,900
                                                         ---------------------------------------------------------------------------
Total Lease-up.........................................      1,112,000       1,110           28,666         69,425          78,300
                                                         ---------------------------------------------------------------------------

                                                                                       Costs Incurred
                                                                         ------------------------------------------
                                                                            Costs          For the       Cumulative
                                                                         Transferred      Year Ended       as of        Estimated
                                                              Size       in 2008 (1)       12/31/08       12/31/08   Total Costs (2)
                                                         ---------------------------------------------------------------------------
DEVELOPMENT                                                (Unaudited)                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                          (Square feet)                     (In thousands)
UNDER CONSTRUCTION
  Beltway Crossing VII, Houston, TX....................         95,000       2,123            2,090          4,213           5,900
  Country Club III & IV, Tucson, AZ....................        138,000       2,552            5,495          8,047          11,200
  Oak Creek IX, Tampa, FL..............................         86,000       1,369            2,831          4,200           5,500
  Blue Heron III, West Palm Beach, FL..................         20,000         863            1,035          1,898           2,600
  World Houston 28, Houston, TX........................         59,000         733            1,647          2,380           4,800
  World Houston 29, Houston, TX........................         70,000         849            1,037          1,886           4,800
  World Houston 30, Houston, TX........................         88,000       1,591                -          1,591           5,800
                                                         ---------------------------------------------------------------------------
Total Under Construction...............................        556,000      10,080           14,135         24,215          40,600
                                                         ---------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Tucson, AZ...........................................         70,000      (2,552)             924            417           3,500
  Tampa, FL............................................        249,000      (1,369)             682          3,890          14,600
  Orlando, FL..........................................      1,254,000           -           10,691         14,453          78,700
  West Palm Beach, FL..................................              -        (863)              52              -               -
  Fort Myers, FL.......................................        659,000           -            2,195         15,014          48,100
  Dallas, TX...........................................         70,000           -              570            570           5,000
  El Paso, TX..........................................        251,000           -                -          2,444           9,600
  Houston, TX..........................................      1,064,000      (6,406)           4,643         12,786          68,100
  San Antonio, TX......................................        595,000           -            2,873          5,439          37,500
  Charlotte, NC........................................         95,000           -              995            995           7,100
  Jackson, MS..........................................         28,000           -                1            706           2,000
                                                         ---------------------------------------------------------------------------
Total Prospective Development..........................      4,335,000     (11,190)          23,626         56,714         274,200
                                                         ---------------------------------------------------------------------------
                                                             6,003,000   $       -           66,427        150,354         393,100
                                                         ===========================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2008
  Beltway Crossing IV, Houston, TX.....................         55,000   $       -                5          3,365
  Beltway Crossing III, Houston, TX....................         55,000           -               14          2,866
  Southridge XII, Orlando, FL..........................        404,000           -            3,421         18,521
  Arion 18, San Antonio, TX............................         20,000           -              638          2,593
  Southridge VII, Orlando, FL..........................         92,000           -              414          6,500
  Wetmore II, Building C, San Antonio, TX..............         69,000           -              185          3,682
  Interstate Commons III, Phoenix, AZ..................         38,000           -               45          3,093
  SunCoast I, Fort Myers, FL...........................         63,000           -              149          5,225
  World Houston 27, Houston, TX........................         92,000           -            1,765          4,248
  Wetmore II, Building D, San Antonio, TX..............        124,000           -            4,965          7,950
  World Houston 24, Houston, TX........................         93,000           -              739          5,904
  Centennial Park, Denver, CO..........................         68,000           -              690          5,437
  World Houston 25, Houston, TX........................         66,000           -              536          3,730
  Beltway Crossing V, Houston, TX......................         83,000           -              984          4,730
  Wetmore II, Building A, San Antonio, TX..............         34,000           -              576          3,377
  Oak Creek A & B, Tampa, FL...........................         35,000           -               89          3,030
                                                         -----------------------------------------------------------
Total Transferred to Real Estate Properties............      1,391,000   $       -           15,215         84,251  (3)
                                                         ===========================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction (or subsequently to Lease-up) during the period.
(2) Included in these costs are development obligations of $11.1 million and tenant improvement obligations of $2.0 million on properties under development.
(3)  Represents cumulative costs at the date of transfer.

     In 2008, two operating properties, North Stemmons I in Dallas and Delp Distribution Center III in Memphis, were transferred to real estate held for sale and were then disposed of.
     Also during 2008, EastGroup acquired one non-operating property (128,000 square feet) as part of the Orlando build-to-suit transaction with United Stationers. The Company purchased and then sold the building through its taxable REIT subsidiary and recognized a gain of $294,000. In addition, EastGroup sold 41 acres of residential land in San Antonio, Texas, for $841,000 with no gain or loss. This property was acquired as part of the Company's Alamo Ridge industrial land acquisition in September 2007.

     In 2007, one Memphis property, Delp Distribution Center I, was transferred to real estate held for sale and was subsequently sold. Also during 2007, the Company received proceeds of $3,050,000 for the sale of land in lieu of condemnation at Arion Business Park in San Antonio.
     Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income. No interest expense was allocated to the properties that are held for sale or whose operations are included under Discontinued Operations. A summary of gain on sales of real estate for the years ended December 31, 2008, 2007 and 2006 follows:

Gain on Sales of Real Estate

                                                                                   Net               Discount
                                                                       Date       Sales              on Note    Deferred  Recognized
     Real Estate Properties            Location           Size         Sold       Price    Basis    Receivable    Gain       Gain
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (In thousands)
2008
North Stemmons I...................  Dallas, TX        123,000 SF    05/12/08   $ 4,633     2,684           -          -      1,949
United Stationers Tampa Building...  Tampa, FL         128,000 SF    08/08/08     5,717     5,225         198          -        294
Delp Distribution Center III.......  Memphis, TN        20,000 SF    08/20/08       589       506           -          -         83
Alamo Ridge residential land.......  San Antonio, TX   41.0 Acres    09/08/08       762       762           -          -          -
Deferred gain recognized from
    previous sales.................                                                                                              27
                                                                                ----------------------------------------------------
                                                                                $11,701     9,177         198          -      2,353
                                                                                ====================================================
2007
Delp Distribution Center I.........  Memphis, TN       152,000 SF    10/11/07   $ 3,080     2,477           -          -        603
Arion Business Park land...........  San Antonio, TX   13.1 Acres    10/11/07     2,890       318           -          -      2,572
Deferred gain recognized from
    previous sales.................                                                                                             387
                                                                                ----------------------------------------------------
                                                                                $ 5,970     2,795           -          -      3,562
                                                                                ====================================================
2006
Madisonville land..................  Madisonville, KY   1.2 Acres    01/05/06   $   804        27           -        162        615
Senator I & II/Southeast Crossing..  Memphis, TN       534,000 SF    03/09/06    14,870    14,466           -          -        404
Dallas land........................  Dallas, TX          0.1 Acre    03/16/06        66        13           -          -         53
Lamar Distribution Center I........  Memphis, TN       125,000 SF    06/30/06     2,980     2,951           -          -         29
Crowfarn Distribution Center.......  Memphis, TN       106,000 SF    12/14/06     2,650     2,263           -          -        387
Auburn Facility....................  Auburn Hills, MI  114,000 SF    12/28/06    17,251    12,698           -        329      4,224
Fort Myers land....................  Fort Myers, FL      0.8 Acre    12/29/06       267       144           -          -        123
Deferred gain recognized from
    previous sale..................                                                                                              15
                                                                                ----------------------------------------------------
                                                                                $38,888    32,562           -        491      5,850
                                                                                ====================================================

     The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2008:

Future Minimum Rental Receipts Under Non-cancelable Leases

                  Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2009......................................      $    127,090
        2010......................................           102,816
        2011......................................            77,383
        2012......................................            56,227
        2013......................................            37,855
        Thereafter................................            67,833
                                                        --------------
           Total minimum receipts.................      $    469,204
                                                        ==============

Ground Leases
     As of December 31, 2008, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases. These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually. Total lease expenditures for the years ended December 31, 2008, 2007 and 2006 were $717,000, $708,000 and $707,000, respectively. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2008:

Future Minimum Ground Lease Payments

                  Years Ending December 31,             (In thousands)
        --------------------------------------------------------------
        2009......................................      $       720
        2010......................................              720
        2011......................................              720
        2012......................................              720
        2013......................................              720
        Thereafter................................           15,832
                                                        --------------
           Total minimum payments.................      $    19,432
                                                        ==============

(3) UNCONSOLIDATED INVESTMENT

     In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California. The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property. This investment is accounted for under the equity method of accounting and had a carrying value of $2,666,000 at December 31, 2008. At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II. The $13.3 million loan has a 25-year term and an interest rate of 5.31% through June 30, 2015, when the rate will adjust on an annual basis according to the "A" Moody's Daily Long-Term Corporate Bond Yield
Average. The lender has the option to call the note on June 30, 2015. EastGroup's share of this mortgage was $6,159,000 at December 31, 2008 and $6,309,000 at December 31, 2007.

(4) MORTGAGE LOANS RECEIVABLE

     In connection with the sale of a property in 2008, EastGroup advanced the buyer $4,994,000 in a first mortgage recourse loan. In September, EastGroup received a principal payment of $844,000. The mortgage loan has a five-year term and calls for monthly interest payments (interest accruals and payments begin January 1, 2009) through the maturity date of August 8, 2013, when a balloon payment for the remaining principal balance of $4,150,000 is due. At the inception of the loan, EastGroup recognized a discount on the loan of $198,000 and recognized amortization of the discount of $117,000 during 2008. Mortgage loans receivable, net of discount, are included in Other Assets on the Consolidated Balance Sheets.

(5) OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                             December 31,
                                                                                      --------------------------
                                                                                         2008            2007
                                                                                      --------------------------
                                                                                            (In thousands)
     Leasing costs (principally commissions), net of accumulated amortization....     $  20,866         18,693
     Straight-line rent receivable, net of allowance for doubtful accounts.......        14,914         14,016
     Accounts receivable, net of allowance for doubtful accounts.................         4,094          3,587
     Acquired in-place lease intangibles, net of accumulated amortization
       of $5,626 and $5,308 for 2008 and 2007, respectively......................         4,369          5,303
     Mortgage  loans  receivable,  net of discount of $81 and $0 for 2008 and
       2007, respectively........................................................         4,174            132
     Loan costs, net of accumulated amortization.................................         4,246          2,848
     Goodwill....................................................................           990            990
     Prepaid expenses and other assets...........................................         7,308          8,113
                                                                                      --------------------------
                                                                                      $  60,961         53,682
                                                                                      ==========================

(6) NOTES PAYABLE TO BANKS

     The Company has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012. The Company customarily uses this line of credit for acquisitions and developments. The interest rate on this facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit has an option for a one-year extention at the Company's request. Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders. At December 31, 2008, the weighted average interest rate was 1.23% on a balance of $107,000,000. The Company had an additional $93,000,000 remaining on this line of credit at that date.
     The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012. This facility is customarily used for working capital needs. The interest rate on this working cash line is based on LIBOR and varies according to total liability to total asset value ratios (as defined in the credit agreement). Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee. At December 31, 2008, the interest rate was 1.19% on a balance of $2,886,000. The Company had an additional $22,114,000 remaining on this line of credit at that date.
     Average bank borrowings were $125,647,000 in 2008 compared to $96,513,000 in 2007 with weighted average interest rates of 3.94% in 2008 compared to 6.36% in 2007. Weighted average interest rates including amortization of loan costs were 4.17% for 2008 and 6.73% for 2007. Amortization of bank loan costs was $295,000, $353,000 and $355,000 for 2008, 2007 and 2006, respectively.
     The Company's bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios, and the Company was in compliance with all of its debt covenants at December 31, 2008.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,365,000 Tower Automotive Center recourse mortgage (See Notes 7 and 19). Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive income (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes. The interest rate swap agreement is summarized as follows:

                            Current                                                           Fair Value         Fair Value
        Type of Hedge   Notional Amount    Maturity Date    Reference Rate    Fixed Rate      at 12/31/08        at 12/31/07
        ----------------------------------------------------------------------------------------------------------------------
                        (In thousands)                                                                (In thousands)
            Swap          $9,365 (1)          12/31/10       1 month LIBOR       4.03%          ($522)              ($56)

(1) This mortgage is backed by a letter of credit totaling $9,473,000 at December 31, 2008. The letter of credit expired in January 2009 in connection with the repayment of the variable rate demand note on the Tower Automotive Center (See Note 19).

(7) MORTGAGE NOTES PAYABLE

     A summary of Mortgage Notes Payable follows:

                                                                                               Carrying Amount      Balance at
                                                                         Monthly                 of Securing        December 31,
                                                                           P&I      Maturity    Real Estate at  --------------------
Property                                                       Rate      Payment      Date    December 31, 2008   2008       2007
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
Dominguez, Kingsview, Walnut, Washington,
  Industry Distribution Center I and Shaw...............      6.800%     358,770    03/01/09 (1)  $   52,025      31,716     33,787
Oak Creek Distribution Center I.........................      8.875%      52,109    09/01/09           5,477         452      1,010
Tower Automotive Center (recourse) (2)..................      6.030%  Semiannual    01/15/11           8,897       9,365      9,710
Interstate I, II & III, Venture, Stemmons Circle,
  Glenmont I & II, West Loop I & II, Butterfield Trail
  and Rojas.............................................      7.250%     325,263    05/01/11          40,687      38,549     39,615
America Plaza, Central Green and World Houston 3-9......      7.920%     191,519    05/10/11          24,568      23,873     24,264
University Business Center (120 & 130 Cremona)..........      6.430%      81,856    05/15/12           9,166       4,483      5,154
University Business Center (125 & 175 Cremona)..........      7.980%      88,607    06/01/12          12,581       9,738     10,012
Oak Creek Distribution Center IV........................      5.680%      31,253    06/01/12           6,267       3,990      4,134
Airport Distribution, Southpointe, Broadway I, III  &
  IV, Southpark, 51st Avenue, Chestnut, Main Street,
  Interchange Business Park, North Stemmons I land
  and World Houston 12 & 13.............................      6.860%     279,149    09/01/12          38,892      35,289     36,184
Interstate Distribution Center - Jacksonville...........      5.640%      31,645    01/01/13           6,213       4,612      4,724
Broadway V, 35th Avenue, Sunbelt, Beltway I,
  Lockwood, Northwest Point, Techway Southwest I
  and World Houston 10, 11 & 14.........................      4.750%     259,403    09/05/13          42,350      39,839     41,028
Southridge XII, Airport Commerce Center I & II,
  Interchange Park, Ridge Creek III, World Houston 24,
  25 & 27 and Waterford Distribution Center (3).........      5.750%     414,229    01/05/14          71,844      59,000          -
Kyrene Distribution Center I............................      9.000%      11,246    07/01/14           2,209         591        669
World Houston 17, Kirby, Americas Ten I, Shady Trail,
  Palm River North I, II & III and Westlake I & II (4)..      5.680%     175,479    10/10/14          27,982      29,415     29,837
Beltway II, III & IV, Eastlake, Fairgrounds I-IV,
  Nations Ford I-IV, Techway Southwest III,
  Westinghouse, Wetmore I-IV and World Houston 15 & 22..      5.500%     536,552    04/05/15          76,133      76,544          -
Country Club I, Lake Pointe, Techway Southwest II and
  World Houston 19 & 20.................................      4.980%     256,952    12/05/15          21,784      35,316     36,605
Huntwood and Wiegman Distribution Centers...............      5.680%     265,275    09/05/16          22,730      35,546     36,676
Alamo Downs, Arion 1-15 & 17, Rampart I, II & III,
  Santan 10 and World Houston 16........................      5.970%     557,467    11/05/16          58,999      73,502     75,731
Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16,
  Ethan Allen, Northpark I-IV, South 55th Avenue,
  East University I & II and Santan 10 II...............      5.570%     518,885    09/05/17          60,118      72,354     74,485
Blue Heron Distribution Center II.......................      5.390%      16,176    02/29/20           5,172       1,632      1,735
                                                                                                  ----------------------------------
                                                                                                  $  594,094     585,806    465,360
                                                                                                  ==================================

(1)  This mortgage was repaid on February 13, 2009.
(2) The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR. EastGroup has an interest rate swap agreement that fixes the rate at 4.03% for the 8-year term. Interest and related fees resulted in an effective interest rate of 5.30% until the fourth quarter of 2008 when the weighted average rate was 8.02% (See Note 19). Semiannual principal payments are made on this note; interest is paid monthly (See
     Note 6). The principal amounts of these payments increase incrementally as the loan approaches maturity.
(3) This mortgage has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts subsequent to January 1, 2011.
(4)  Interest only was paid on this note until November 2006.

     The Company's mortgage notes payable have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2008.
     The Company currently intends to repay its debt obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments. Principal payments due during the next five years as of December 31, 2008 are as follows:

                Years Ending December 31,            (In thousands)
        ------------------------------------------------------------
        2009......................................    $    49,168
        2010......................................         18,185
        2011......................................         84,786
        2012......................................         62,117
        2013......................................         53,232

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                     December 31,
                                                               ------------------------
                                                                  2008          2007
                                                               ------------------------
                                                                    (In thousands)
        Property taxes payable............................     $   11,136       9,744
        Development costs payable.........................          7,127      13,022
        Interest payable..................................          2,453       2,689
        Dividends payable.................................          1,257       2,337
        Other payables and accrued expenses...............         10,865       6,387
                                                               ------------------------
                                                               $   32,838      34,179
                                                               ========================

(9) OTHER LIABILITIES

     A summary of the Company's Other Liabilities follows:

                                                                     December 31,
                                                               ------------------------
                                                                  2008          2007
                                                               ------------------------
                                                                    (In thousands)
        Security deposits.................................     $    7,560       7,529
        Prepaid rent and other deferred income............          5,430       6,911
        Other liabilities.................................          1,309       1,713
                                                               ------------------------
                                                               $   14,299      16,153
                                                               ========================

(10) COMMON STOCK ACTIVITY

     The following table presents the common stock activity for the three years ended December 31, 2008:

                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                    2008              2007            2006
                                                               ------------------------------------------------
                                                                                Common Shares
        Shares outstanding at beginning of year...........        23,808,768        23,701,275     22,030,682
        Common stock offerings............................         1,198,700                 -      1,437,500
        Stock options exercised...........................            25,720            67,150        118,269
        Dividend reinvestment plan........................             6,627             6,281          6,236
        Incentive restricted stock granted................            35,222            44,646        118,334
        Incentive restricted stock forfeited..............            (2,520)           (2,250)        (3,756)
        Director common stock awarded.....................             5,034             3,048          3,402
        Restricted stock withheld for tax obligations.....            (7,150)          (11,382)        (9,392)
                                                               ------------------------------------------------
        Shares outstanding at end of year.................        25,070,401        23,808,768     23,701,275
                                                               ================================================

Common Stock Issuances
     During the second quarter of 2008, EastGroup sold 1,198,700 shares of its common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The net proceeds were $57.2 million after deducting the underwriting discount and other offering expenses. The Company used the proceeds to repay indebtedness outstanding under its revolving credit facility and for other general corporate purposes.
     During the third quarter of 2006, EastGroup closed on the sale of 1,437,500 shares of its common stock. The net proceeds from the offering of the shares were $68.1 million after deducting the underwriting discount and other offering expenses.

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

Shareholder Rights Plan
     In December 1998, EastGroup adopted a Shareholder Rights Plan. The Plan expired on December 3, 2008.

(11) STOCK-BASED COMPENSATION

     The Company adopted SFAS No. 123R on January 1, 2006. The rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company's adoption of SFAS No. 123R had no material impact on its overall financial position or results of operations. Prior to the adoption of SFAS No. 123R, the Company adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after January 1, 2002.

Management Incentive Plan
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004. This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses and stock. Total shares available for grant were 1,686,723; 1,715,523; and 1,751,796 at December 31, 2008, 2007
and 2006, respectively. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based  compensation  was  $2,931,000,  $3,043,000  and $2,788,000 for
2008, 2007 and 2006, respectively, of which $866,000, $978,000 and $768,000 were capitalized as part of the Company's development costs for the respective years.

Restricted Stock
     The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation. Vesting generally occurs from 2 1/2 years to nine years from the date of grant for awards subject to service only. Restricted stock is granted to executive officers subject to the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee. Restricted stock is granted to non-executive officers and other employees subject only to continued service. Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede the adoption of SFAS No. 123R. The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. The cost for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.
     The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures. The grant date fair value for awards that are subject to a market condition (total shareholder return) was determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.
     In the second quarter of 2008, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals. These goals are for the period ended December 31, 2008, and any shares to be issued upon attainment of these goals will be determined by the Compensation Committee in the first quarter of 2009. The number of shares to be issued could range from zero to 44,802. These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. The weighted average grant date fair value for these shares is $47.65.
     In March 2008, 34,668 shares were awarded based on the attainment of the 2007 annual performance goals at a weighted average grant date fair value of $49.14 per share. These shares vested 20% on March 6, 2008, and will vest 20% per year on January 1, 2009, 2010, 2011 and 2012. Also during 2008, an additional 554 shares were awarded to non-executive officers at a weighted average grant date fair value of $29.73. These shares are subject only to continued service as of the vesting date and vest 50% per year on January 1, 2009 and 2010.
     In the second quarter of 2006, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals and multi-year market conditions. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was $26.34 per share with a total cost of approximately $2.1 million. The number of shares to be issued could range from zero to 40,314. These shares will vest over four years following evaluation of the three-year performance measurement period ended December 31, 2008.

     During 2008, the Compensation Committee approved the full vesting of the restricted shares of the Company's President and CEO, David H. Hoster II, upon his retirement on or after January 1, 2012, to the extent the performance period has been completed as of such retirement date.
     During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares. For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded. Share certificates and dividends are delivered to the employee as they vest. As of December 31, 2008, there was $3,462,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 3.06 years.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2008, 2007 and 2006. The table does not include the shares granted in 2008 or 2006 that are contingent on performance goals or market conditions. Of the shares that vested in 2008, 2007 and 2006, 7,150 shares, 11,382 shares and 9,392 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As shown in the table below, the fair value of shares that were granted during 2008, 2007 and 2006 was $1,720,000, $1,961,000 and $4,511,000 respectively. As of the vesting date, the fair value of shares that vested during 2008, 2007 and 2006 was $3,343,000, $4,350,000, and $4,849,000, respectively.

Restricted Stock Activity:                                        Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                 2008                      2007                       2006
                                       ------------------------------------------------------------------------------
                                                     Weighted                  Weighted                    Weighted
                                                      Average                   Average                     Average
                                          Shares    Grant Date     Shares     Grant Date      Shares      Grant Date
                                                    Fair Value                Fair Value                  Fair Value
                                       ------------------------------------------------------------------------------
Nonvested at beginning of year....       144,089    $   31.65      196,671    $   28.66        177,444    $   23.01
Granted (1).......................        35,222        48.83       44,646        43.93        118,334        38.12
Forfeited.........................        (2,520)       26.51       (2,250)       23.52         (3,756)       22.07
Vested............................       (89,106)       33.37      (94,978)       31.42        (95,351)       30.15
                                       -----------               -----------               --------------
Nonvested at end of year..........        87,685        36.95      144,089        31.65        196,671        28.66
                                       ===========               ===========               ==============

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

Following is a vesting schedule of the total nonvested shares as of December 31, 2008:

Nonvested Shares Vesting Schedule              Number of Shares
----------------------------------------------------------------
2009......................................              49,629
2010......................................              16,957
2011......................................              14,169
2012......................................               6,930
                                               -----------------
Total Nonvested Shares....................              87,685
                                               =================

Employee Stock Options
     The Company has not granted stock options to employees since 2002. Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested. The intrinsic value realized by employees from the exercise of options during 2008, 2007 and 2006 was $585,000, $1,492,000 and $3,641,000, respectively. There were no employee stock options granted or forfeited during the years presented. Following is a summary of the total employee stock options exercised and expired with related weighted average exercise share prices for 2008, 2007 and 2006.

Stock Option Activity:                                                   Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                 2008                            2007                              2006
                                       ---------------------------------------------------------------------------------------------
                                                         Weighted                        Weighted                        Weighted
                                                          Average                         Average                         Average
                                          Shares      Exercise Price      Shares      Exercise Price       Shares     Exercise Price
                                       ---------------------------------------------------------------------------------------------
Outstanding at beginning of year....      76,656        $   20.49         135,056       $   21.10          251,075      $     19.80
Exercised...........................     (21,220)           20.43         (58,400)          21.89         (116,019)           18.29
                                       -----------                      -----------                     ------------
Outstanding at end of year..........      55,436            20.51          76,656           20.49          135,056            21.10
                                       ===========                      ===========                     ============

Exercisable at end of year..........      55,436        $   20.51      76,656           $   20.49          135,056      $     21.10

Employee outstanding stock options at December 31, 2008, all exercisable:
-----------------------------------------------------------------------------------------------
                                      Weighted Average
                                         Remaining          Weighted Average      Intrinsic
Exercise Price Range      Number      Contractual Life       Exercise Price         Value
-----------------------------------------------------------------------------------------------
$  18.50-25.30            55,436         0.7 years               $ 20.51          $835,000

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to nonemployee directors of the Company. The 2005 Plan replaced prior plans under which directors were granted stock option awards. Outstanding grants under prior plans will be fulfilled under those plans.
     Directors were issued 5,034 shares, 3,048 shares and 3,402 shares of common stock for 2008, 2007 and 2006, respectively. In addition, in 2005, 481 shares of restricted stock at $41.57 were granted, of which 360 shares were vested as of December 31, 2008. The restricted stock vests 25% per year for four years. As of December 31, 2008, there was $2,500 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 0.50 years. There were 36,835 shares available for grant under the 2005 Plan at December 31, 2008.
     Stock-based compensation expense for directors was $200,000, $155,000 and $105,000 for 2008, 2007 and 2006, respectively. The intrinsic value realized by directors from the exercise of options was $120,000, $218,000 and $70,000 for 2008, 2007 and 2006, respectively.
     There were no director stock options granted or expired during the years presented below. Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2008, 2007 and 2006.

Stock Option Activity:                                                   Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                 2008                            2007                              2006
                                       ---------------------------------------------------------------------------------------------
                                                         Weighted                        Weighted                        Weighted
                                                          Average                         Average                         Average
                                          Shares      Exercise Price      Shares      Exercise Price       Shares     Exercise Price
                                       ---------------------------------------------------------------------------------------------
Outstanding at beginning of year....      42,750        $   23.01          51,500      $    22.93           53,750      $     22.58
Exercised...........................      (4,500)           20.63          (8,750)          22.49           (2,250)           14.58
                                       -----------                      -----------                     ------------
Outstanding at end of year..........      38,250            23.29          42,750           23.01           51,500            22.93
                                       ===========                      ===========                     ============

Exercisable at end of year..........      38,250        $   23.29          42,750      $    23.01           51,500      $     22.93

Director outstanding stock options at December 31, 2008, all exercisable:
----------------------------------------------------------------------------------------------
                                      Weighted Average      Weighted Average      Intrinsic
Exercise Price Range     Number          Remaining           Exercise Price         Value
                                      Contractual Life
----------------------------------------------------------------------------------------------
$  20.25-26.60           38,250          2.7 years               $ 23.29          $470,000


(12) REDEMPTION OF SERIES D PREFERRED SHARES

     On July 2, 2008, EastGroup redeemed all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share ($33,000,000) plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregated redemption price of $25.011 per Series D Preferred Share. Original issuance costs of $674,000 and additional redemption costs of $8,000 were charged against net income available to common stockholders in conjunction with the redemption of these shares.
     The Company declared dividends of $1.0048 per Series D Preferred share for 2008 and $1.9876 per share for the years 2007 and 2006.

(13) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive income (loss) for 2008, 2007 and 2006 are presented in the Company's Consolidated Statements of Changes in Stockholders' Equity and are summarized below.

                                                                            ----------------------------------
                                                                               2008        2007        2006
                                                                            ----------------------------------
                                                                                      (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        Balance at beginning of year.....................................   $    (56)        314         311
            Change in fair value of interest rate swap...................       (466)       (370)          3
                                                                            -----------------------------------
        Balance at end of year...........................................   $   (522)        (56)        314
                                                                            ===================================

                                       49

(14) EARNINGS PER SHARE

     The Company applies SFAS No. 128, Earnings Per Share, which requires companies to present basic EPS and diluted EPS. Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators

                                                                            ----------------------------------
                                                                               2008        2007        2006
                                                                            ----------------------------------
                                                                                      (In thousands)
        BASIC EPS COMPUTATION
          Numerator-net income available to common stockholders..........   $   32,134      27,110     26,610
          Denominator-weighted average shares outstanding................       24,503      23,562     22,372
        DILUTED EPS COMPUTATION
          Numerator-net income available to common stockholders..........   $   32,134      27,110     26,610
          Denominator:
            Weighted average shares outstanding..........................       24,503      23,562     22,372
            Common stock options.........................................           54          87        143
            Nonvested restricted stock...................................           96         132        177
                                                                            ----------------------------------
               Total Shares..............................................       24,653      23,781     22,692
                                                                            ==================================


(15) QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                             2008 Quarter Ended (1)                  2007 Quarter Ended (1)
                                                    --------------------------------------------------------------------------------
                                                      Mar 31    Jun 30    Sep 30    Dec 31    Mar 31    Jun 30    Sep 30    Dec 31
                                                    --------------------------------------------------------------------------------
                                                                       (In thousands, except per share data)
        Revenues...............................     $ 40,833     41,564    43,426    44,117    35,977    37,078    39,137    41,176
        Expenses...............................      (32,824)   (33,808)  (35,644)  (35,684)  (29,467)  (30,992)  (31,811)  (32,612)
                                                    --------------------------------------------------------------------------------
        Income from continuing operations......        8,009      7,756     7,782     8,433     6,510     6,086     7,326     8,564
        Income from discontinued operations....           82      1,990        90         -        77        46       388       737
                                                    --------------------------------------------------------------------------------
        Net income.............................        8,091      9,746     7,872     8,433     6,587     6,132     7,714     9,301
        Preferred dividends - Series D.........         (656)      (656)      (14)        -      (656)     (656)     (656)     (656)
        Costs on redemption of Series D
           Preferred shares....................            -          -      (682)        -         -         -         -         -
                                                    --------------------------------------------------------------------------------
        Net income available to common
           stockholders........................     $  7,435      9,090     7,176     8,433     5,931     5,476     7,058     8,645
                                                    ================================================================================
        BASIC PER SHARE DATA(2)
        Net income available to common
           stockholders........................     $    .31        .37       .29       .34       .25       .23       .30       .37
                                                    ================================================================================
        Weighted average shares outstanding....       23,684     24,488    24,908    24,923    23,531    23,550    23,562    23,605
                                                    ================================================================================
        DILUTED PER SHARE DATA(2)
        Net income available to common
           stockholders........................     $    .31        .37       .29       .34       .25       .23       .30       .36
                                                    ================================================================================
        Weighted average shares outstanding....       23,829     24,647    25,069    25,059    23,769    23,776    23,778    23,819
                                                    ================================================================================

(1) Certain reclassifications have been made to the quarterly data previously disclosed due to the disposal of properties in 2008 and 2007 whose results of operations were reclassified to discontinued operations in the consolidated financial statements.
(2) The above quarterly earnings per share calculations are based on the weighted average number of common shares outstanding during each quarter for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each quarter for diluted earnings per share. The annual earnings per share calculations in the Consolidated Statements of Income are based on the weighted average number of common shares outstanding during each year for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each year for diluted earnings per share. The sum of quarterly financial data may vary from the annual data due to rounding.

(16) DEFINED CONTRIBUTION PLAN

     EastGroup maintains a 401(k) plan for its employees. The Company makes matching contributions of 50% of the employee's contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions. The Company's total expense for this plan was $467,000, $429,000 and $378,000 for 2008, 2007 and 2006, respectively.

(17) LEGAL MATTERS

     The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also provides guidance for using fair value to measure financial assets and liabilities. The Statement requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). The Company's interest rate swap is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities. The fair value of the interest rate swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the year. This market information is considered a Level 2 input as defined by SFAS No. 157.
     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, at December 31, 2008 and 2007.

                                            --------------------------------------------------
                                                        2008                     2007
                                            --------------------------------------------------
                                               Carrying      Fair       Carrying      Fair
                                                Amount       Value       Amount       Value
                                            --------------------------------------------------
                                                                  (In thousands)
        Financial Assets
          Cash and cash equivalents......   $      293          293          724         724
          Mortgage loans receivable,
            net of discount..............        4,174        4,189          132         133
        Financial Liabilities
          Mortgage notes payable.........      585,806      555,096      465,360     470,335
          Notes payable to banks.........      109,886      101,484      135,444     135,444

Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.
Mortgage loans receivable, net of discount: The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Mortgage notes payable: The fair value of the Company's mortgage notes payable is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers. Notes payable to banks: For 2008, the fair value of the Company's notes payable to banks is estimated by discounting expected cash flows at current market rates. For 2007, the carrying amounts approximate fair value because the associated credit spread approximates market.

(19) SUBSEQUENT EVENTS

     On January 2, 2009, the mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount. The previous recourse mortgage was a variable rate demand note, and EastGroup had entered into a swap agreement to fix the LIBOR rate. In the fourth quarter of 2008, the bond spread over LIBOR required to re-market the notes increased from a historical range of 3 to 25 basis points to a range of 100 to 500 basis points. Due to the volatility of the bond spread costs, EastGroup redeemed the note and replaced it with a recourse mortgage with a bank on the same payment terms except for the interest rate. The effective interest rate on the previous note was 5.30% until the fourth quarter of 2008 when the weighted average rate was 8.02%. The effective rate on the new note, including the swap, is 6.03%.
     During the fourth quarter of 2008, EastGroup acquired 94.3 acres of developable land in Orlando for $9.1 million. The Company is currently under contract to purchase an additional 36.0 acres in a second phase of this acquisition for $5 million. This transaction is expected to close during the fourth quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

     Under date of February 26, 2009, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the 2008 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                      /s/ KPMG LLP

Jackson, Mississippi
February 26, 2009

                                  SCHEDULE III
               REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2008 (In thousands)

                                                                         Gross Amount at
                                   Initial Cost                          which Carried at
                                  to the Company                         Close of Period
                               ---------------------                --------------------------
                                                         Costs
                                                      Capitalized                                Accumulated
                                      Buildings and  Subsequent to        Buildings and          Depreciation     Year      Year
Description       Encumbrances  Land  Improvements    Acquisition   Land  Improvements   Total  Dec. 31, 2008   Acquired Constructed
------------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Properties (c):
Industrial:
FLORIDA
  Jacksonville
   Deerwood         $     -      1,147     1,799        1,417       1,147      3,216     4,363     1,550          1989          1978
   Phillips               -      1,375     2,961        3,471       1,375      6,432     7,807     3,079          1994       1984/95
   Lake Pointe (l)   15,946      3,442     6,450        4,629       3,442     11,079    14,521     6,111          1993       1986/87
   Ellis                  -        540     7,513          901         540      8,414     8,954     2,608          1997          1977
   Westside               -      1,170    12,400        3,933       1,170     16,333    17,503     5,964          1997          1984
   Beach                  -        476     1,899          559         476      2,458     2,934       796          2000          2000
   Interstate Dist.   4,612      1,879     5,700          298       1,879      5,998     7,877     1,664          2005          1990
  Orlando
   Chancellor             -        291     1,711           97         291      1,808     2,099       731       1996/97       1996/97
   Exchange I             -        603     2,414        1,563         603      3,977     4,580     2,083          1994          1975
   Exchange II            -        300       945           73         300      1,018     1,318       381          2002          1976
   Exchange III           -        320       997           17         320      1,014     1,334       379          2002          1980
   Sunbelt
    Center (j)        7,525      1,474     5,745        4,502       1,474     10,247    11,721     4,954    1989/97/98 1974/87/97/98
   John Young I           -        497     2,444          622         497      3,066     3,563     1,066       1997/98       1997/98
   John Young II          -        512     3,613          138         512      3,751     4,263     1,516          1998          1999
   Altamonte I            -      1,518     2,661        1,195       1,518      3,856     5,374     1,917          1999       1980/82
   Altamonte II           -        745     2,618          550         745      3,168     3,913       876          2003          1975
   Sunport I              -        555     1,977          595         555      2,572     3,127       886          1999          1999
   Sunport II             -        597     3,271        1,115         597      4,386     4,983     2,208          1999          2001
   Sunport III            -        642     3,121          451         642      3,572     4,214     1,256          1999          2002
   Sunport IV             -        642     2,917          593         642      3,510     4,152       776          1999          2004
   Sunport V              -        750     2,509        1,854         750      4,363     5,113     1,083          1999          2005
   Sunport VI             -        672         -        3,306         672      3,306     3,978       387          1999          2006
   Southridge I           -        373         -        4,445         373      4,445     4,818       965          2003          2006
   Southridge II          -        342         -        4,147         342      4,147     4,489       516          2003          2007
   Southridge III         -        547         -        4,899         547      4,899     5,446       295          2003          2007
   Southridge IV          -        506         -        4,327         506      4,327     4,833       465          2003          2006
   Southridge V           -        382         -        4,152         382      4,152     4,534       682          2003          2006
   Southridge VI          -        571         -        4,753         571      4,753     5,324       318          2003          2007
   Southridge VII         -        520         -        5,995         520      5,995     6,515       227          2003          2008
   Southridge
    XII (p)          15,115      2,025         -       16,825       2,025     16,825    18,850       374          2005          2008
  Tampa
   56th Street            -        843     3,567        2,451         843      6,018     6,861     3,496          1993    1981/86/97
   Jetport                -      1,575     6,591        3,007       1,575      9,598    11,173     4,922       1993-99       1974-85
   Westport               -        980     3,800        2,108         980      5,908     6,888     2,886          1994       1983/87
   Benjamin I & II        -        843     3,963          597         883      4,520     5,403     2,063          1997          1996
   Benjamin III           -        407     1,503          298         407      1,801     2,208     1,101          1999          1988
   Palm River
    Center                -      1,190     4,625        1,227       1,190      5,852     7,042     2,689       1997/98    1990/97/98
   Palm River
    North I & III (k) 5,486      1,005     4,688        1,644       1,005      6,332     7,337     2,136          1998          2000
   Palm River
    North II (k)      5,035        634     4,418          339         634      4,757     5,391     1,739       1997/98          1999
   Palm River
    South I               -        655     3,187          348         655      3,535     4,190       748          2000          2005
   Palm River
    South II              -        655         -        4,264         655      4,264     4,919       804          2000          2006
   Walden I               -        337     3,318          307         337      3,625     3,962     1,234       1997/98          2001
   Walden II              -        465     3,738          541         465      4,279     4,744     1,635          1998          1998
   Oak Creek I          452      1,109     6,126          229       1,109      6,355     7,464     1,987          1998          1998
   Oak Creek II           -        647     3,603          451         647      4,054     4,701     1,110          2003          2001
   Oak Creek III          -        439         -        3,150         556      3,033     3,589       324          2005          2007
   Oak Creek IV       3,990        805     6,472           (2)        805      6,470     7,275     1,008          2005          2001
   Oak Creek V            -        724         -        5,610         916      5,418     6,334       268          2005          2007
   Oak Creek A            -        185         -        1,230         185      1,230     1,415         -          2005          2008
   Oak Creek B            -        227         -        1,388         227      1,388     1,615         -          2005          2008
   Airport Commerce       -      1,257     4,012          698       1,257      4,710     5,967     1,566          1998          1998
   Westlake (k)       6,990      1,333     6,998        1,001       1,333      7,999     9,332     3,204          1998       1998/99
   Expressway II          -      1,013     3,247          175       1,013      3,422     4,435     1,007          2003          2001
   Expressway I           -        915     5,346          343         915      5,689     6,604     1,385          2002          2004
  Fort Myers
   SunCoast I             -        911         -        4,422         928      4,405     5,333       157          2005          2008
   SunCoast II            -        911         -        4,729         928      4,712     5,640       303          2005          2007
  Fort Lauderdale/
   Pompano Beach area
   Linpro                 -        613     2,243        1,157         616      3,397     4,013     1,869          1996          1986
   Cypress Creek          -          -     2,465        1,303           -      3,768     3,768     1,635          1997          1986
   Lockhart               -          -     3,489        1,936           -      5,425     5,425     2,204          1997          1986
   Interstate Commerce    -        485     2,652          439         485      3,091     3,576     1,351          1998          1988
   Sample 95              -      2,202     8,785        2,107       2,202     10,892    13,094     4,257       1996/98       1990/99
   Blue Heron             -        975     3,626        1,619         975      5,245     6,220     1,811          1999          1986
   Blue Heron II      1,632      1,385     4,222          756       1,385      4,978     6,363     1,191          2004          1988
   Executive Airport      -      1,991     4,857        4,758       1,991      9,615    11,606     1,919          2001       2004/06
NORTH CAROLINA
  Charlotte
   NorthPark (f)     18,241      2,758    15,932          148       2,758     16,080    18,838     2,579          2006       1987-89
   Westinghouse (o)   4,674        765     4,303          290         765      4,593     5,358       403          2007          1983
   Lindbergh              -        470     3,401          118         470      3,519     3,989       435          2007       2001/03
   Nations
    Ford (o)         17,670      3,924    16,171          163       3,924     16,334    20,258     2,545          2007       1989/94
   Airport
    Commerce (p)      9,315      1,454    10,136           26       1,454     10,162    11,616       361          2008       2001/02
   Interchange
    Park (p)          7,169        986     7,949            5         986      7,954     8,940       297          2008          1989
   Ridge Creek (p)   11,605      1,284    13,163           25       1,284     13,188    14,472       317          2008          2006
   Waterford (p)      3,247        654     3,392            3         654      3,395     4,049        84          2008          2000
CALIFORNIA
  San Francisco area
   Wiegman (m)       13,356      2,197     8,788        1,042       2,308      9,719    12,027     3,311          1996       1986/87
   Huntwood (m)      22,190      3,842    15,368          771       3,842     16,139    19,981     5,967          1996          1988
   San Clemente           -        893     2,004           92         893      2,096     2,989       652          1997          1978
   Yosemite               -        259     7,058          827         259      7,885     8,144     2,480          1999       1974/87
  Los Angeles area
   Kingsview (e)      1,460        643     2,573           30         643      2,603     3,246       861          1996          1980
   Dominguez (e)      5,023      2,006     8,025        1,135       2,006      9,160    11,166     3,688          1996          1977
   Main Street (i)    3,938      1,606     4,103          537       1,606      4,640     6,246     1,658          1999          1999
   Walnut (e)         3,808      2,885     5,274          306       2,885      5,580     8,465     2,072          1996       1966/90
   Washington (e)     3,172      1,636     4,900          515       1,636      5,415     7,051     1,805          1997       1996/97
   Ethan Allen (f)   12,408      2,544    10,175           95       2,544     10,270    12,814     3,620          1998          1980
   Industry I (e)    10,622     10,230    12,373        1,008      10,230     13,381    23,611     4,595          1998          1959
   Industry III           -          -     3,012         (214)          -      2,798     2,798       662          2007          1992
   Chestnut (i)       3,325      1,674     3,465          134       1,674      3,599     5,273     1,066          1998          1999
   Los Angeles
    Corporate Center      -      1,363     5,453        1,951       1,363      7,404     8,767     2,782          1996          1986
  Santa Barbara
   University Bus.
    Center           14,221      5,517    22,067        3,316       5,520     25,380    30,900     9,153          1996       1987/88
   Castilian              -      2,719     1,410        4,825       2,719      6,235     8,954       238          2005          2007
  Fresno
   Shaw (e)           7,631      2,465    11,627        2,872       2,465     14,499    16,964     5,457          1998    1978/81/87
  San Diego
   Eastlake (o)       9,771      3,046     6,888        1,267       3,046      8,155    11,201     2,960          1997          1989
TEXAS
  Dallas
   Interstate
    I & II (h)        4,651      1,746     4,941        1,781       1,746      6,722     8,468     4,103          1988          1978
   Interstate
    III (h)           1,761        519     2,008          680         519      2,688     3,207     1,020          2000          1979
   Interstate IV          -        416     2,481          126         416      2,607     3,023       610          2004          2002
   Venture (h)        3,760      1,452     3,762        1,633       1,452      5,395     6,847     3,059          1988          1979
   Stemmons
    Circle (h)        1,484        363     2,014          323         363      2,337     2,700     1,091          1998          1977
   Ambassador Row         -      1,156     4,625        1,587       1,156      6,212     7,368     3,110          1998       1958/65
   North
    Stemmons II           -        150       583          183         150        766       916       271          2002          1971
   North
    Stemmons III          -        380     2,066            2         380      2,068     2,448       124          2007          1974
   Shady Trail (k)    3,116        635     3,621          469         635      4,090     4,725       861          2003          1998
  Houston
   Northwest
    Point (j)         6,243      1,243     5,640        2,841       1,243      8,481     9,724     4,017          1994       1984/85
   Lockwood (j)       5,146        749     5,444        1,822         749      7,266     8,015     2,403          1997       1968/69
   West Loop (h)      3,776        905     4,383        1,587         905      5,970     6,875     2,475     1997/2000          1980
   World Houston
    1 & 2 (f)         7,339        660     5,893        1,026         660      6,919     7,579     2,750          1998          1996
   World Houston
    3, 4 & 5 (g)      4,811      1,025     6,413          328       1,025      6,741     7,766     2,777          1998          1998
   World
    Houston 6 (g)     2,179        425     2,423           62         425      2,485     2,910       937          1998          1998
   World Houston
    7 & 8 (g)         5,537        680     4,584        3,305         680      7,889     8,569     3,120          1998          1998
   World
    Houston 9 (g)     4,811        800     4,355        1,460         800      5,815     6,615     1,489          1998          1998
   World
    Houston 10 (j)    3,852        933     4,779          287         933      5,066     5,999     1,282          2001          1999
   World
    Houston 11 (j)    3,323        638     3,764          773         638      4,537     5,175     1,338          1999          1999
   World
    Houston 12 (i)    1,864        340     2,419          198         340      2,617     2,957       834          2000          2002
   World
    Houston 13 (i)    1,926        282     2,569          203         282      2,772     3,054     1,328          2000          2002
   World
    Houston 14 (j)    2,406        722     2,629          397         722      3,026     3,748     1,033          2000          2003
   World
    Houston 15 (o)    5,560        731         -        5,643         731      5,643     6,374       707          2000          2007
   World
    Houston 16 (n)    4,654        519     4,248          159         519      4,407     4,926       977          2000          2005
   World
    Houston 17 (k)    2,723        373     1,945          758         373      2,703     3,076       451          2000          2004
   World
    Houston 18            -        323     1,512           27         323      1,539     1,862       278          2005          1995
   World
    Houston 19 (l)    3,710        373     2,256          750         373      3,006     3,379     1,026          2000          2004
   World
    Houston 20 (l)    4,493      1,008     1,948        1,136       1,008      3,084     4,092       826          2000          2004
   World
    Houston 21 (f)    3,786        436         -        3,474         436      3,474     3,910       277       2000/03          2006
   World
    Houston 22 (o)    4,052        436         -        4,209         436      4,209     4,645       301          2000          2007
   World
    Houston 23 (f)    7,684        910         -        7,026         910      7,026     7,936       469          2000          2007
   World
    Houston 24 (p)    4,864        837         -        5,229         837      5,229     6,066       197          2005          2008
   World
    Houston 25 (p)    3,303        508         -        3,611         508      3,611     4,119        58          2005          2008
   World
    Houston 27 (p)    4,382        837         -        4,627         837      4,627     5,464        44          2005          2008
   America Plaza (g)  3,449        662     4,660          463         662      5,123     5,785     1,943          1998          1996
   Central Green (g)  3,086        566     4,031           97         566      4,128     4,694     1,505          1999          1998
   Glenmont (h)       4,685        936     6,161        1,434         937      7,594     8,531     2,702          1998     1999/2000
   Techway I (j)      3,804        729     3,765        1,431         729      5,196     5,925     1,430          2000          2001
   Techway II (l)     4,999        550     3,689          314         550      4,003     4,553     1,102          2000          2004
   Techway III (o)    5,038        597         -        5,178         751      5,024     5,775       570          1999          2006
   Beltway I (j)      4,646        458     5,712        1,066         458      6,778     7,236     1,997          2002          2001
   Beltway II (o)     2,761        415         -        2,750         415      2,750     3,165       211          2005          2007
   Beltway III  (o)   2,990        460         -        2,968         460      2,968     3,428       170          2005          2008
   Beltway IV  (o)    3,004        460         -        2,984         460      2,984     3,444       285          2005          2008
   Beltway V              -        701         -        4,106         701      4,106     4,807        71          2005          2008
   Kirby (k)          3,058        530     3,153          297         530      3,450     3,980       568          2004          1980
   Clay Campbell          -        742     2,998          304         742      3,302     4,044       784          2005          1982
  El Paso
   Butterfield
    Trail (h)        14,798          -    22,144        4,800           -     26,944    26,944    11,845     1997/2000       1987/95
   Rojas (h)          3,634        900     3,659        2,058         900      5,717     6,617     3,207          1999          1986
   Americas
    Ten I (k)         3,007        526     2,778        1,052         526      3,830     4,356     1,256          2001          2003
  San Antonio
   Alamo Downs (n)    7,768      1,342     6,338          541       1,342      6,879     8,221     2,028          2004     1986/2002
   Arion (n)         35,171      4,143    31,432        1,649       4,143     33,081    37,224     7,996          2005  1988-2000/06
   Arion 14 (n)       3,486        423         -        3,266         423      3,266     3,689       339          2005          2006
   Arion 16 (f)       3,775        427         -        3,472         427      3,472     3,899       209          2005          2007
   Arion 17 (n)       3,671        616         -        3,269         616      3,269     3,885       290          2005          2007
   Arion 18               -        418         -        2,205         418      2,205     2,623        90          2005          2008
   Wetmore (o)       11,956      1,494    10,804        1,409       1,494     12,213    13,707     2,618          2005       1998/99
   Wetmore Phase II,
    Building A            -        412         -        2,965         412      2,965     3,377       119          2006          2008
   Wetmore Phase II,
    Building C            -        546         -        3,158         546      3,158     3,704        47          2006          2008
   Wetmore Phase II,
    Building D            -      1,056         -        7,019       1,056      7,019     8,075       111          2006          2008
   Fairgrounds (o)    9,068      1,644     8,209          542       1,644      8,751    10,395       847          2007       1985/86
ARIZONA
  Phoenix area
   Broadway I (i)     3,016        837     3,349          597         837      3,946     4,783     1,658          1996          1971
   Broadway II            -        455       482          125         455        607     1,062       300          1999          1971
   Broadway III (i)   1,635        775     1,742           76         775      1,818     2,593       728          2000          1983
   Broadway IV (i)    1,424        380     1,652          226         380      1,878     2,258       717          2000          1986
   Broadway V (j)       972        353     1,090           71         353      1,161     1,514       405          2002          1980
   Broadway VI (f)    2,755        599     1,855          391         599      2,246     2,845       748          2002          1979
   Kyrene               591        850     2,044          378         850      2,422     3,272     1,063          1999          1981
   Kyrene II              -        640     2,409          577         640      2,986     3,626     1,120          1999          2001
   Metro                  -      1,927     7,708        4,385       1,927     12,093    14,020     4,555          1996       1977/79
   35th Avenue (j)    1,922        418     2,381          194         418      2,575     2,993       841          1997          1967
   Estrella               -        628     4,694          820         628      5,514     6,142     1,594          1998          1988
   51st Avenue (i)    1,763        300     2,029          467         300      2,496     2,796       922          1998          1987
   East University
    I and II (f)      5,818      1,120     4,482          407       1,120      4,889     6,009     1,879          1998       1987/89
   55th Avenue (f)    5,177        912     3,717          717         917      4,429     5,346     1,637          1998          1987
   Interstate
    Commons I             -        798     3,632          434         798      4,066     4,864     1,536          1999          1988
   Interstate
    Commons II            -        320     2,448          268         320      2,716     3,036       822          1999          2000
   Interstate
    Commons III           -        242         -        2,866         242      2,866     3,108        85          2000          2008
   Southpark (i)      2,664        918     2,738          570         918      3,308     4,226       939          2001          2000
   Airport Commons        -      1,000     1,510          393       1,000      1,903     2,903       563          2003          1971
   Santan 10 I (n)    3,526        846     2,647          239         846      2,886     3,732       772          2001          2005
   Santan 10 II (f)   5,371      1,088         -        4,459       1,088      4,459     5,547       437          2004          2007
  Tucson
   Country Club I (l) 6,168        506     3,564        1,547         506      5,111     5,617     1,313     1997/2003     1994/2003
   Country Club II        -        442     3,381            3         442      3,384     3,826       209          2007          2000
   Airport Dist. (i)  4,471      1,103     4,672        1,317       1,103      5,989     7,092     2,076          1998          1995
   Southpointe (i)    4,371          -     3,982        2,950           -      6,932     6,932     2,231          1999          1989
   Benan                  -        707     1,842          394         707      2,236     2,943       656          2005          2001
TENNESSEE
  Memphis
   Air Park I             -        250     1,916          718         250      2,634     2,884       809          1998          1975
LOUISIANA
  New Orleans
   Elmwood                -      2,861     6,337        2,773       2,861      9,110    11,971     4,728          1997          1979
   Riverbend              -      2,592    17,623        2,037       2,592     19,660    22,252     7,896          1997          1984
COLORADO
  Denver
   Rampart I (n)      5,437      1,023     3,861          870       1,023      4,731     5,754     2,526          1988          1987
   Rampart II (n)     3,869        230     2,977          888         230      3,865     4,095     2,011       1996/97       1996/97
   Rampart III (n)    5,920      1,098     3,884        1,283       1,098      5,167     6,265     1,853       1997/98          1999
   Concord                -      1,050     4,774           17       1,050      4,791     5,841       320          2007          2000
   Centennial             -        750     3,319        1,597         750      4,916     5,666        91          2007          1990
OKLAHOMA
  Oklahoma City
   Northpointe            -        777     3,113          670         998      3,562     4,560     1,055          1998       1996/97
  Tulsa
   Braniff                -      1,066     4,641        2,045       1,066      6,686     7,752     3,098          1996          1974
MISSISSIPPI
   Interchange (i)    4,533        343     5,007        1,840         343      6,847     7,190     2,921          1997          1981
   Tower              9,365          -     9,958        1,189          17     11,130    11,147     2,250          2001          2002
   Metro Airport I        -        303     1,479          914         303      2,393     2,696       726          2001          2003
                  ---------------------------------------------------------------------------------------
                    585,447    186,719   747,993      317,570     187,617  1,064,665 1,252,282   310,243
                  ---------------------------------------------------------------------------------------
Industrial
 Development (d):
FLORIDA
 12th Street
  (redevelopment)         -        841     2,974        1,035         841      4,009     4,850         -          2008          1985
 Oak Creek VI             -        642         -        4,945         812      4,775     5,587        60          2005           n/a
 Oak Creek IX             -        618         -        3,582         781      3,419     4,200         -          2005           n/a
 Oak Creek land           -      1,946         -        1,944       2,374      1,516     3,890         -          2005           n/a
 Southridge VIII          -        531         -        5,470         531      5,470     6,001         -          2003           n/a
 Southridge land          -      1,395         -        3,530       1,395      3,530     4,925         -          2003           n/a
 Sand Lake
  Phase I land            -      9,111         -          417       9,111        417     9,528         -          2008           n/a
 Blue Heron III           -        450         -        1,448         450      1,448     1,898         -          2004           n/a
 SunCoast III             -      1,720         -        4,998       1,767      4,951     6,718         -          2006           n/a
 SunCoast land            -     10,926         -        4,088      11,180      3,834    15,014         -          2006           n/a
NORTH CAROLINA
 Airport Comm.
  Center                  -        855         -          140         855        140       995         -          2008           n/a
TEXAS
 North Stemmons
  land (i)              359        537         -           33         537         33       570         -          2001           n/a
 Techway IV               -        535         -        4,308         674      4,169     4,843         -          1999           n/a
 World
  Houston 26              -        445         -        2,373         445      2,373     2,818         -          2005           n/a
 World
  Houston 28              -        550         -        1,830         550      1,830     2,380         -          2005           n/a
 World
  Houston 29              -        782         -        1,104         782      1,104     1,886         -          2007           n/a
 World
  Houston 30              -        981         -          610         981        610     1,591         -          2007           n/a
 Beltway VI               -        618         -        4,989         618      4,989     5,607         -          2005           n/a
 Beltway VII              -        765         -        3,448         765      3,448     4,213         -          2005           n/a
 World
  Houston land            -      3,636         -        1,041       3,636      1,041     4,677         - 2000/05/06/08           n/a
 Beltway land             -        721         -          246         721        246       967         -          2005           n/a
 Beltway
  Phase II land           -      1,841         -          468       1,841        468     2,309         -          2007           n/a
 Lee Road land            -      4,214         -          619       4,214        619     4,833         -          2007           n/a
 Americas Ten
  II & III                -      1,365         -        1,079       1,365      1,079     2,444         -          2001           n/a
 Wetmore Phase II,
  Building B              -        505         -        3,128         505      3,128     3,633        34          2006           n/a
 Alamo Ridge land         -      2,288         -          881       2,288        881     3,169         -          2007           n/a
 Thousand Oaks land       -      2,173         -           97       2,173         97     2,270         -          2008           n/a
ARIZONA
 40th Street              -        703         -        5,836         703      5,836     6,539        14          2004           n/a
 Sky Harbor land          -      5,840         -       16,989       5,840     16,989    22,829         -          2006           n/a
 Airport Dist. II         -        300         -          117         300        117       417         -          2000           n/a
 Country Club III & IV    -      1,407         -        6,640       1,407      6,640     8,047         -          2007           n/a
MISSISSIPPI
 Metro Airport II         -        307         -          399         307        399       706         -          2001           n/a
                  ---------------------------------------------------------------------------------------
                        359     59,548     2,974       87,832      60,749     89,605   150,354       108
                  ---------------------------------------------------------------------------------------
Total real estate
  owned (a)(b)     $585,806    246,267   750,967      405,402     248,366  1,154,270 1,402,636   310,351
                  =======================================================================================

(a) Changes in Real Estate Properties follow:

                                                                       Years Ended December 31,
                                                             ---------------------------------------------
                                                                  2008           2007            2006
                                                             ---------------------------------------------
                                                                           (In thousands)
     Balance at beginning of year..........................  $  1,267,929      1,088,896       1,021,841
     Purchase of real estate properties....................        44,030         54,543          18,690
     Development of real estate properties.................        85,441        112,960          77,666
     Improvements to real estate properties................        15,210         15,881          13,470
     Carrying amount of investments sold...................       (10,385)        (3,791)        (42,485)
     Write-off of improvements.............................           411           (560)           (213)
     Other.................................................             -              -             (73)
                                                             ---------------------------------------------
     Balance at end of year (1) ...........................  $  1,402,636      1,267,929       1,088,896
                                                             =============================================

(1) Includes 20% minority interests in Castilian Research Center of $1,791,000 at December 31, 2008 and $1,784,000 at December 31, 2007 and in University Business Center of $6,180,000 and $6,031,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

                                                                       Years Ended December 31,
                                                             ---------------------------------------------
                                                                  2008           2007            2006
                                                             ---------------------------------------------
                                                                           (In thousands)
     Balance at beginning of year..........................  $    269,132        231,106         206,427
     Depreciation expense..................................        42,166         39,688          35,428
     Accumulated depreciation on assets sold...............        (1,358)        (1,102)        (10,630)
     Other.................................................           411           (560)           (119)
                                                             ---------------------------------------------
     Balance at end of year ...............................  $    310,351        269,132         231,106
                                                             =============================================

(b) The estimated aggregate cost of real estate properties at December 31, 2008 for federal income tax purposes was approximately $1,347,885,000 before estimated accumulated tax depreciation of $197,050,000. The federal income tax return for the year ended December 31, 2008 has not been filed and, accordingly, this estimate is based on preliminary data.

(c) The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d) The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)  EastGroup  has  a  $31,716,000   non-recourse   first  mortgage  loan  with
Metropolitan Life secured by Dominguez, Kingsview, Walnut, Washington, Industry Distribution Center I and Shaw.

(f) EastGroup has a $72,354,000 non-recourse first mortgage loan with Prudential Life secured by Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16, Ethan Allen, Northpark I-IV, South 55th Avenue, East University I & II and Santan 10 II.

(g) EastGroup has a $23,873,000 non-recourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3-9.

(h)  EastGroup  has  a  $38,549,000   non-recourse   first  mortgage  loan  with
Metropolitan Life secured by Interstate I, II & III, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas.

(i) EastGroup has a $35,289,000 non-recourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I land and World Houston 12 & 13.

(j) EastGroup has a $39,839,000 non-recourse first mortgage loan with Prudential Life secured by Broadway V, 35th Avenue, Sunbelt, Freeport (aka Beltway Crossing
I), Lockwood,  Northwest Point,  Techway  Southwest I and World Houston 10, 11 &
14.

(k) EastGroup has a $29,415,000 non-recourse first mortgage loan with New York Life secured by World Houston 17, Kirby, Americas Ten I, Shady Trail, Palm River North I, II & III and Westlake I & II.

(l) EastGroup has a $35,316,000 non-recourse first mortgage loan with Prudential Life secured by Country Club Commerce Center I, Lake Pointe, Techway Southwest II and World Houston 19 & 20.

(m) EastGroup has a $35,546,000 non-recourse first mortgage loan with Prudential Life secured by Huntwood and Wiegman.

(n) EastGroup has a $73,502,000 non-recourse first mortgage loan with Prudential Life secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16.

(o) EastGroup has a $76,544,000 non-recourse first mortgage loan with Prudential Life secured by Beltway II, III & IV, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Westinghouse, Wetmore I-IV and World Houston 15 & 22.

(p) EastGroup has a $59,000,000 limited recourse first mortgage loan with Prudential Life secured by Southridge XII, Airport Commerce Center I & II, Interchange Park, Ridge Creek III, World Houston 24, 25 & 27 and Waterford Distribution Center. The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts subsequent to January 1, 2011.

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2008

                                           Number of      Interest      Maturity                   Periodic
                                             Loans          Rate          Date                   Payment Terms
                                           -------------------------------------------------------------------------------

First mortgage loan:                                                                   Interest accrued and due monthly
  United Stationers Tampa Building,                                                  (beginning 01/01/09); balloon payment
    Florida                                    1           6.0% (e)      08/2013         of $4,150,000 due at maturity
Second mortgage loan:
  Madisonville land, Kentucky                  1           7.0%          01/2012       Principal and interest due monthly
                                           ---------
Total mortgage loans (c)                       2
                                           =========

                                                                                              Principal
                                            Face Amount        Carrying                    Amount of Loans
                                            of Mortgages       Amount of                Subject to Delinquent
                                           Dec. 31, 2008       Mortgages              Principal or Interest (d)
                                           ------------------------------------------------------------------------
                                                                        (In thousands)
First mortgage loan:
  United Stationers Tampa Building,
    Florida                                $    4,150           4,069                              -
Second mortgage loan:
  Madisonville land, Kentucky                     105             105                              -
                                           ------------------------------------------------------------------------
Total mortgage loans                       $    4,255           4,174  (a)(b)                      -
                                           ========================================================================


(a) Changes in mortgage loans follow:

                                                                        Years Ended December 31,
                                                              ----------------------------------------
                                                                   2008          2007          2006
                                                              ----------------------------------------
                                                                             (In thousands)
Balance at beginning of year...............................   $       132          162             -
Advances on mortgage notes receivable......................         4,994            -           185
Payments on mortgage notes receivable......................          (871)         (30)          (23)
Discount on mortgage note receivable.......................          (198)           -             -
Amortization of discount on mortgage note receivable.......           117            -             -
                                                              ----------------------------------------
Balance at end of year.....................................   $     4,174          132           162
                                                              ========================================

(b) The aggregate cost for federal income tax purposes is approximately $4,150,000. The federal income tax return for the year ended December 31, 2008, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2008, is based on preliminary data.

(c) Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(d) Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(e) This mortgage loan has a stated interest rate of 6.0% and an effective interest rate of 6.5%. A discount on mortgage note receivable of $198,000 was recognized at the inception of the loan and is shown in the table in footnote
(a) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EASTGROUP PROPERTIES, INC.

                               By: /s/ DAVID H. HOSTER II
                                   ------------------------
                                   David H. Hoster II
                                   Chief Executive Officer, President & Director February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*                                                *
-------------------------------                  -------------------------------
D. Pike Aloian, Director                         H. C. Bailey, Jr., Director
February 26, 2009                                February 26, 2009

*                                                *
-------------------------------                  -------------------------------
Hayden C. Eaves III, Director                    Fredric H. Gould, Director
February 26, 2009                                February 26, 2009

*                                                *
-------------------------------                  -------------------------------
Mary Elizabeth McCormick, Director               David M. Osnos, Director
February 26, 2009                                February 26, 2009

*                                                /s/ N. KEITH MCKEY
-------------------------------                  -------------------------------
Leland R. Speed, Chairman of the Board           * By N. Keith McKey
(Principal Executive Officer)                    Attorney-in-fact
February 26, 2009                                February 26, 2009

/s/ BRUCE CORKERN
-------------------------------
Bruce Corkern, Sr. Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
February 26, 2009

/s/ N. KEITH MCKEY
-------------------------------
N. Keith McKey, Executive Vice-President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)
February 26, 2009

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

(3) Exhibits required by Item 601 of Regulation S-K:

     (3)  Articles of Incorporation and Bylaws

          (a) Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
          (b) Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 10, 2008).
          (c) Articles Supplementary of the Company relating to the reclassification of the Series C Preferred Stock and the 7.95% Series D Cumulative Redeemable Preferred Stock to the Company's common stock (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed December 10, 2008).

     (10) Material Contracts (*Indicates management or compensatory agreement):

          (a) EastGroup Properties, Inc. 1991 Directors Stock Option Plan, as Amended (incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on December 8, 1994).*
          (b) EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*
          (c) Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed January 8, 2007).*
          (d) EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1,
               2000).*
          (e) EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27,
               2004).*
          (f) Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 2006).*
          (g) Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed January 8, 2007).*
          (h) EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2,
               2005).*
          (i) Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 6, 2006).*
          (j) Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 3, 2008).*
          (k) Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed January 7, 2009).*
          (l) Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to
               Exhibit 10(b) to the Company's Form 8-K filed January 7, 2009).*
          (m) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed June 3, 2008).*
          (n) Annual Cash Bonus and 2008 Annual Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed June 3, 2008).*
          (o) Multi-Year Long-Term Incentive Performance Goals (a written description thereof is set forth in Item 1.01 of the Company's Form 8-K filed June 6, 2006).*

          (p) Second Amended and Restated Credit Agreement Dated January 4, 2008 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Regions Bank and SunTrust Bank as Co-Syndication Agents; Wells Fargo Bank, National Association as Documentation Agent; and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner; and the Lenders thereunder (incorporated by reference to Exhibit
               10.1 to the Company's Form 8-K filed January 10, 2008).

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