Form 10-Q
period 2009-03-31
EASTGROUP PROPERTIES INC
filed 2009-05-08
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009              COMMISSION FILE NUMBER 1-07094

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ( ) NO ( )* (*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

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

The number of shares of common stock, $.0001 par value, outstanding as of May 6, 2009 was 25,207,655.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2009


                                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  Balance Sheets,  March 31, 2009 (unaudited) and December
          31, 2008                                                                            3

          Consolidated Statements of Income for the three months ended March 31,
          2009 and 2008 (unaudited)                                                           4

          Consolidated Statement of Changes in Equity for the three months ended
          March 31, 2009 (unaudited)                                                          5

          Consolidated Statements of Cash Flows for the three months ended March
          31, 2009 and 2008 (unaudited)                                                       6

          Notes to Consolidated Financial Statements (unaudited)                              7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                      13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         22

Item 4.   Controls and Procedures                                                            23

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                                       23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                        23

Item 6.   Exhibits                                                                           23

SIGNATURES

Authorized signatures                                                                        24

                           EASTGROUP PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    March 31, 2009           December 31, 2008
                                                                                -------------------------------------------------
                                                                                     (Unaudited)
ASSETS
  Real estate properties..................................................          $    1,267,039                1,252,282
  Development.............................................................                 151,438                  150,354
                                                                                -------------------------------------------------
                                                                                         1,418,477                1,402,636
      Less accumulated depreciation.......................................                (321,249)                (310,351)
                                                                                -------------------------------------------------
                                                                                         1,097,228                1,092,285

  Unconsolidated investment...............................................                   2,687                    2,666
  Cash....................................................................                     279                      293
  Other assets............................................................                  61,892                   60,961
                                                                                -------------------------------------------------
      TOTAL ASSETS........................................................          $    1,162,086                1,156,205
                                                                                =================================================

LIABILITIES AND EQUITY

LIABILITIES
  Mortgage notes payable..................................................          $      549,972                  585,806
  Notes payable to banks..................................................                 164,209                  109,886
  Accounts payable & accrued expenses.....................................                  23,552                   32,838
  Other liabilities.......................................................                  15,442                   14,299
                                                                                -------------------------------------------------
      Total Liabilities...................................................                 753,175                  742,829
                                                                                -------------------------------------------------

EQUITY
Stockholders' Equity:
  Common shares; $.0001 par value; 70,000,000 shares authorized;
    25,186,459 shares issued and outstanding at March 31, 2009 and
    25,070,401 at December 31, 2008.......................................                       3                        3
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued......................................................                       -                        -
  Additional paid-in capital on common shares.............................                 529,336                  528,452
  Distributions in excess of earnings.....................................                (122,492)                (117,093)
  Accumulated other comprehensive loss....................................                    (492)                    (522)
                                                                                -------------------------------------------------
      Total Stockholders' Equity..........................................                 406,355                  410,840
                                                                                -------------------------------------------------
Noncontrolling interest in joint ventures.................................                   2,556                    2,536
                                                                                -------------------------------------------------
      Total Equity........................................................                 408,911                  413,376
                                                                                -------------------------------------------------

      TOTAL LIABILITIES AND EQUITY........................................          $    1,162,086                1,156,205
                                                                                =================================================

See accompanying Notes to Consolidated Financial Statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  -------------------------------
                                                                                      2009              2008
                                                                                  -------------------------------
REVENUES
  Income from real estate operations.......................................       $    43,310          40,079
  Other income.............................................................                15             195
                                                                                  -------------------------------
                                                                                       43,325          40,274
                                                                                  -------------------------------
EXPENSES

  Expenses from real estate operations.....................................            12,591          10,839
  Depreciation and amortization............................................            13,044          12,375
  General and administrative...............................................             2,561           2,081
                                                                                  -------------------------------
                                                                                       28,196          25,295
                                                                                  -------------------------------

OPERATING INCOME...........................................................            15,129          14,979

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment..........................                81              80
  Gain on sale of non-operating real estate................................                 8               7
  Gain on sales of securities..............................................                 -             435
  Interest income..........................................................               124              37
  Interest expense.........................................................            (7,501)         (7,373)
                                                                                  -------------------------------
INCOME FROM CONTINUING OPERATIONS..........................................             7,841           8,165
                                                                                  -------------------------------

DISCONTINUED OPERATIONS
  Income from real estate operations.......................................                 -              82
                                                                                  -------------------------------
INCOME FROM DISCONTINUED OPERATIONS........................................                 -              82
                                                                                  -------------------------------

NET INCOME.................................................................             7,841           8,247
  Net income attributable to noncontrolling interest in joint ventures.....              (163)           (156)
                                                                                  -------------------------------
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.......................             7,678           8,091

  Dividends on Series D preferred shares...................................                 -             656
                                                                                  -------------------------------

NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC.
   COMMON STOCKHOLDERS.....................................................       $     7,678           7,435
                                                                                  ===============================

BASIC PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO
   EASTGROUP PROPERTIES, INC.
  Income from continuing operations........................................       $       .31             .31
  Income from discontinued operations......................................               .00             .00
                                                                                  -------------------------------
  Net income available to common stockholders..............................       $       .31             .31
                                                                                  ===============================

  Weighted average shares outstanding......................................            24,999          23,684
                                                                                  ===============================

DILUTED PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO
   EASTGROUP PROPERTIES, INC.
  Income from continuing operations........................................       $       .31             .31
  Income from discontinued operations......................................               .00             .00
                                                                                  -------------------------------
  Net income available to common stockholders..............................       $       .31             .31
                                                                                  ===============================

  Weighted average shares outstanding......................................            25,070          23,829
                                                                                  ===============================

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
   COMMON STOCKHOLDERS
  Income from continuing operations........................................       $     7,678           7,353
  Income from discontinued operations......................................                 -              82
                                                                                  -------------------------------
  Net income available to common stockholders..............................       $     7,678           7,435
                                                                                  ===============================

Dividends declared per common share........................................       $       .52             .52

See accompanying Notes to Consolidated Financial Statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 EastGroup Properties, Inc.
                                                    ---------------------------------------------------
                                                                                           Accumulated
                                                             Additional    Distributions      Other        Noncontrolling
                                                    Common    Paid-In        In Excess    Comprehensive     Interest in
                                                     Stock    Capital       Of Earnings       Loss         Joint Ventures     Total
                                                    --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2008.......................   $    3     528,452        (117,093)         (522)             2,536     413,376
  Comprehensive income
    Net income...................................        -           -           7,678             -                163       7,841
    Net unrealized change in fair value of
     interest rate swap..........................        -           -               -            30                  -          30
                                                                                                                            --------
       Total comprehensive income................                                                                             7,871
                                                                                                                            --------
  Common dividends declared - $.52 per share.....        -           -         (13,077)            -                  -     (13,077)
  Stock-based compensation, net of forfeitures...        -         437               -             -                  -         437
  Issuance of 25,000 shares of common stock,
    options exercised............................        -         509               -             -                  -         509
  Issuance of 2,431 shares of common stock,
    dividend reinvestment plan...................        -          67               -             -                  -          67
  3,628 shares withheld to satisfy tax
    withholding obligations in connection with
    the vesting of restricted stock..............        -        (129)              -             -                  -        (129)
  Distributions to noncontrolling interest.......        -           -               -             -               (143)       (143)
                                                    --------------------------------------------------------------------------------
BALANCE, MARCH 31, 2009..........................   $    3     529,336        (122,492)         (492)             2,556     408,911
                                                    ================================================================================

See accompanying Notes to Consolidated Financial Statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                 ------------------------------
                                                                                                      2009             2008
                                                                                                 ------------------------------
OPERATING ACTIVITIES
  Net income attributable to EastGroup Properties, Inc.................................          $    7,678             8,091
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations...........................              13,044            12,375
    Depreciation and amortization from discontinued operations.........................                   -                43
    Noncontrolling interest depreciation and amortization..............................                 (51)              (49)
    Amortization of mortgage loan premiums.............................................                 (30)              (30)
    Gain on sale of non-operating real estate..........................................                  (8)               (7)
    Gain on sales of securities........................................................                   -              (435)
    Amortization of discount on mortgage loan receivable...............................                  (4)                -
    Stock-based compensation expense...................................................                 438               458
    Equity in earnings of unconsolidated investment, net of distributions..............                 (21)              (20)
    Changes in operating assets and liabilities:
      Accrued income and other assets..................................................                 992               282
      Accounts payable, accrued expenses and prepaid rent..............................              (4,043)           (7,081)
                                                                                                 ------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................              17,995            13,627
                                                                                                 ------------------------------

INVESTING ACTIVITIES
  Real estate development..............................................................             (12,327)          (26,874)
  Purchases of real estate.............................................................                   -           (41,058)
  Real estate improvements.............................................................              (3,515)           (3,533)
  Repayments on mortgage loans receivable..............................................                   8                 7
  Purchases of securities..............................................................                   -            (7,534)
  Proceeds from sales of securities....................................................                   -             7,969
  Changes in other assets and other liabilities........................................              (2,140)           (1,232)
                                                                                                 ------------------------------
NET CASH USED IN INVESTING ACTIVITIES..................................................             (17,974)          (72,255)
                                                                                                 ------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings........................................................              80,267           126,084
  Repayments on bank borrowings........................................................             (25,944)         (128,821)
  Proceeds from mortgage notes payable.................................................               9,365            78,000
  Principal payments on mortgage notes payable.........................................             (45,169)           (3,745)
  Debt issuance costs..................................................................                 (30)           (1,595)
  Distributions paid to stockholders...................................................             (13,098)          (13,086)
  Proceeds from exercise of stock options..............................................                   8                26
  Proceeds from dividend reinvestment plan.............................................                  67                71
  Other................................................................................              (5,501)            1,157
                                                                                                 ------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................                 (35)           58,091
                                                                                                 ------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS..................................................                 (14)             (537)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................                 293               724
                                                                                                 ------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................          $      279               187
                                                                                                 ==============================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $1,651 and $1,705
    for 2009 and 2008, respectively....................................................          $    7,240             7,749
  Fair value of common stock awards issued to employees and directors,
    net of forfeitures.................................................................               2,217             1,018

See accompanying Notes to Consolidated Financial Statements (unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of EastGroup Properties, Inc. ("EastGroup" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements contained in the 2008 annual report on Form 10-K and the notes thereto.

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2008 and March 31, 2009, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  REAL ESTATE PROPERTIES

     EastGroup has one reportable segment-industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2009 and December 31, 2008, the Company determined that no impairment charges on the Company's real estate properties were necessary. Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $10,898,000 and $10,222,000 for the three months ended March 31, 2009 and 2008, respectively. The Company's real estate properties at March 31, 2009 and December 31, 2008 were as follows:

                                                                     March 31, 2009     December 31, 2008
                                                                    --------------------------------------
                                                                                (In thousands)
        Real estate properties:
           Land................................................      $       188,825            187,617
           Buildings and building improvements.................              876,926            867,506
           Tenant and other improvements.......................              201,288            197,159
        Development............................................              151,438            150,354
                                                                    --------------------------------------
                                                                           1,418,477          1,402,636
           Less accumulated depreciation.......................             (321,249)          (310,351)
                                                                    --------------------------------------
                                                                     $     1,097,228          1,092,285
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

(6)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, which requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. The Statement also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and to customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $566,000 and $742,000 for the three months ended March 31, 2009 and 2008, respectively. Amortization of above and below market leases was immaterial for all periods presented.
     There were no acquisitions during the first quarter of 2009.
     The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at March 31, 2009, and December 31, 2008.

(7)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

     The Company considers a real estate property to be held for sale when it meets the criteria established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including when it is probable that the property will be sold within a year. A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk. Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income. Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.
     The Company sold no real estate properties during the first quarter of 2009 and had no real estate properties that were considered to be held for sale at March 31, 2009.

(8)  OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                               March 31, 2009     December 31, 2008
                                                                                              --------------------------------------
                                                                                                          (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization........       $      20,901              20,866
        Straight-line rent receivable, net of allowance for doubtful accounts...........              14,979              14,914
        Accounts receivable, net of allowance for doubtful accounts.....................               3,926               4,094
        Acquired in-place lease intangibles, net of accumulated amortization
          of $5,699 and $5,626 for 2009 and 2008, respectively..........................               3,803               4,369
        Mortgage loans receivable, net of discount of $77 and $81 for 2009 and
          2008, respectively............................................................               4,170               4,174
        Loan costs, net of accumulated amortization.....................................               4,007               4,246
        Goodwill........................................................................                 990                 990
        Prepaid expenses and other assets...............................................               9,116               7,308
                                                                                              --------------------------------------
                                                                                               $      61,892              60,961
                                                                                              ======================================

                                       8

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                 March 31, 2009     December 31, 2008
                                                                                --------------------------------------
                                                                                            (In thousands)
        Property taxes payable.........................................          $       8,554              11,136
        Development costs payable......................................                  7,061               7,127
        Interest payable...............................................                  2,475               2,453
        Dividends payable..............................................                  1,236               1,257
        Other payables and accrued expenses............................                  4,226              10,865
                                                                                --------------------------------------
                                                                                 $      23,552              32,838
                                                                                ======================================

(10) OTHER LIABILITIES

     A summary of the Company's Other Liabilities follows:

                                                                                 March 31, 2009     December 31, 2008
                                                                                --------------------------------------
                                                                                            (In thousands)
        Security deposits..............................................          $       7,412               7,560
        Prepaid rent and other deferred income.........................                  6,061               5,430
        Other liabilities..............................................                  1,969               1,309
                                                                                --------------------------------------
                                                                                 $      15,442              14,299
                                                                                ======================================

(11) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive loss for the three months ended March 31, 2009 are presented in the Company's Consolidated Statement of Changes in Equity and for the three months ended March 31, 2009 and 2008 are summarized below.

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ----------------------------------
                                                                                     2009                2008
                                                                                ----------------------------------
                                                                                          (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE LOSS:
        Balance at beginning of period.................................          $        (522)            (56)
            Change in fair value of interest rate swap.................                     30            (295)
                                                                                ----------------------------------
        Balance at end of period.......................................          $        (492)           (351)
                                                                                ==================================

(12) DERIVATIVES AND HEDGING ACTIVITIES

     The Company's interest rate swap is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities. SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also provides guidance for using fair value to measure financial assets and liabilities. The Statement requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). The fair value of the Company's interest rate swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period. This market information is considered a Level 2 input as defined by SFAS No. 157.
     On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. EastGroup has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,365,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss (see Note 11). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                 Current
   Type of       Notional      Maturity                               Fixed           Effective       Fair Value      Fair Value
    Hedge         Amount         Date        Reference Rate       Interest Rate     Interest Rate     at 3/31/09      at 12/31/08
------------------------------------------------------------------------------------------------------------------------------------
              (In thousands)                                                                                (In thousands)
    Swap          $9,365       12/31/10      1 month LIBOR            4.03%             6.03%           ($492)           ($522)

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

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ----------------------------------
                                                                                     2009                2008
                                                                                ----------------------------------
                                                                                          (In thousands)
        BASIC EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO
          EASTGROUP PROPERTIES, INC.
          Numerator-net income available to common stockholders........          $     7,678             7,435
          Denominator-weighted average shares outstanding..............               24,999            23,684
        DILUTED EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO
          EASTGROUP PROPERTIES, INC.
          Numerator-net income available to common stockholders........          $     7,678             7,435
          Denominator:
            Weighted average shares outstanding........................               24,999            23,684
            Common stock options.......................................                   22                60
            Nonvested restricted stock.................................                   49                85
                                                                                ----------------------------------
              Total Shares.............................................               25,070            23,829
                                                                                ==================================

(14) STOCK-BASED COMPENSATION

Management Incentive Plan
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004. This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,597,796 at March 31, 2009. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation was $435,000 and $603,000 for the three months ended March 31, 2009 and 2008, respectively, of which $58,000 and $184,000 were capitalized as part of the Company's development costs.

Restricted Stock
     In the second quarter of 2008, the Company granted shares to executive officers contingent upon the attainment of certain annual performance goals. In March 2009, 31,811 shares were awarded at a grant date fair value of $47.65 per share. These shares vested 20% on March 5, 2009, and will vest 20% per year on each January 1 for the subsequent four years.
     In the second quarter of 2006, the Company granted shares to executive officers contingent upon the attainment of performance goals over a three-year period ended December 31, 2008. The weighted average grant date fair value for shares to be awarded under the multi-year market conditions was approximately $2.1 million. In March 2009, 60,474 shares were awarded, and these shares will vest 25% per year on January 1, 2010, 2011, 2012 and 2013.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices. Of the shares that vested in the first quarter of 2009, 3,628 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the vesting date, the fair value of shares that vested during the first quarter of 2009 was $747,000.

Restricted Stock Activity:

                                                    Three Months Ended
                                                      March 31, 2009
                                               ---------------------------
                                                                Weighted
                                                                 Average
                                                Shares         Grant Date
                                                               Fair Value
                                               ---------------------------
Nonvested at beginning of period.......         87,685         $   36.95
Granted (1)............................         92,555             39.40
Forfeited..............................           (300)            20.50
Vested.................................        (23,400)            31.93
                                               --------
Nonvested at end of period.............        156,540             37.04
                                               ========

(1) Primarily represents shares issued in March 2009 that were granted in 2008 subject to the satisfaction of annual performance goals and in 2006 subject to the satisfaction of performance goals over a three-year period.

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 and was further amended by the Board of Directors in May 2008, which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company. Stock-based compensation expense for directors was $61,000 and $39,000 for the three months ended March 31, 2009 and 2008, respectively.

(15) RISKS AND UNCERTAINTIES

     The state of the overall economy can significantly impact the Company's operational performance and thus, impact its financial position. Should EastGroup experience a significant decline in operational performance, it may affect the Company's ability to make distributions to its shareholders and service debt or meet other financial obligations.

(16) RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) deferred for one year the fair value measurement requirements contained in SFAS No. 157, Fair Value Measurements, for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions, which are included in FASB Staff Position (FSP) FAS 157-2, were effective for fiscal years beginning after November 15, 2008. The adoption of these provisions in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of Statement 160 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009.
     During 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in 2008, the Emerging Issues Task Force (EITF) issued EITF 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-6 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, and the Company anticipates that the adoption of this FSP will have an immaterial impact on the Company's overall financial position and results of operations.

(17) SUBSEQUENT EVENTS

     In March, EastGroup executed an application on a $67 million, limited recourse first mortgage loan secured by properties containing 1.7 million square feet. The loan has a recourse liability of $5 million which may be released based on the secured properties obtaining certain base rent amounts. The loan closed on May 5, 2009, and has a fixed interest rate of 7.5%, a 10-year term and a 20-year amortization schedule. The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.
     During the fourth quarter of 2008, EastGroup acquired 94.3 acres of developable land in Orlando for $9.1 million. The Company is currently under contract to purchase an additional 35.9 acres in a second phase of this acquisition for $5 million. This transaction is expected to close during the fourth quarter of 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The Company believes that the slowdown in the economy has affected and will continue to affect its operations. The Company is projecting a continued
decrease in occupancy, and there are no plans for development starts. The current economic situation is also impacting lenders, and it is more difficult to obtain financing. Loan proceeds as a percentage of property value is decreasing, and long-term interest rates are increasing. The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2009 and 2010. The Company also believes that it can obtain mortgage financing from insurance companies and financial institutions as evidenced by the executed loan application for $67 million described in Liquidity and Capital Resources.
     The  Company's  primary  revenue  is rental  income;  as such,  EastGroup's greatest challenge is leasing space. During the three months ended March 31, 2009, leases on 1,286,000 square feet (5.0%) of EastGroup's total square footage of 25,757,000 expired, and the Company was successful in renewing or re-leasing 73% of the expiring square feet. In addition, EastGroup leased 342,000 square feet of other vacant space during this period. During the three months ended March 31, 2009, average rental rates on new and renewal leases decreased by 5.0%.
     EastGroup's total leased percentage was 93.4% at March 31, 2009, compared to 94.9% at March 31, 2008. Leases scheduled to expire for the remainder of 2009 were 9.7% of the portfolio on a square foot basis at March 31, 2009, and this figure was reduced to 7.0% as of May 6, 2009. Property net operating income
(PNOI) from same properties decreased 2.6% for the quarter ended March 31, 2009, as compared to the same period in 2008.
     EastGroup continues to see targeted development as a major contributor to the Company's long-term growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. EastGroup's development activity has slowed considerably as a result of current market conditions. The Company had no development starts in the first quarter of 2009 and currently does not have any plans to start construction on new developments for the remainder of 2009. During the first quarter of 2009, the Company transferred two properties (145,000 square feet) with aggregate costs of $10.2 million at the date of transfer from development to real estate properties. These properties, which were collectively 82.9% leased as of May 6, 2009, are located in Phoenix, Arizona, and San Antonio, Texas.
     During the first quarter of 2009, the Company funded its development program through its $225 million lines of credit (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
     EastGroup has one reportable segment-industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the properties' performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs). The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases. Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with

GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents on a comparative basis for the three months ended March 31, 2009 and 2008 reconciliations of PNOI and FFO Available to Common Stockholders to Net Income Attributable to EastGroup Properties, Inc.

                                                                                                 Three Months Ended March 31,
                                                                                               --------------------------------
                                                                                                   2009               2008
                                                                                               --------------------------------
                                                                                                        (In thousands)
Income from real estate operations..............................................                $     43,310          40,079
Expenses from real estate operations............................................                     (12,591)        (10,839)
                                                                                               --------------------------------
PROPERTY NET OPERATING INCOME...................................................                      30,719          29,240

Equity in earnings of unconsolidated investment (before depreciation)...........                         114             113
Income from discontinued operations (before depreciation and amortization)......                           -             125
Interest income.................................................................                         124              37
Gain on sales of securities.....................................................                           -             435
Other income....................................................................                          15             195
Interest expense................................................................                      (7,501)         (7,373)
General and administrative expense..............................................                      (2,561)         (2,081)
Noncontrolling interest in earnings (before depreciation and amortization)......                        (214)           (205)
Gain on sale of non-operating real estate.......................................                           8               7
Dividends on Series D preferred shares..........................................                           -            (656)
                                                                                               --------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS..........................                      20,704          19,837
Depreciation and amortization from continuing operations........................                     (13,044)        (12,375)
Depreciation and amortization from discontinued operations......................                           -             (43)
Depreciation from unconsolidated investment.....................................                         (33)            (33)
Noncontrolling interest depreciation and amortization...........................                          51              49
                                                                                               --------------------------------

NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC.
   COMMON STOCKHOLDERS..........................................................                       7,678           7,435
Dividends on preferred shares...................................................                           -             656
                                                                                               --------------------------------

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC............................                $      7,678           8,091
                                                                                               ================================

Net income available to common stockholders per diluted share...................                $        .31             .31
Funds from operations available to common stockholders per diluted share........                         .83             .83

Diluted shares for earnings per share and funds from operations.................                      25,070          23,829


The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the first quarter of 2009 was $.83 per share, the same as the first quarter of 2008. Excluding gain on sales of securities of $435,000 and gain on involuntary conversion of $175,000 in the first quarter of 2008, FFO increased by 2.5% over the first quarter of 2008. PNOI increased 5.1% primarily due to additional PNOI of $1,787,000 from newly developed properties and $414,000 from 2008 acquisitions, offset by a decrease of $745,000 from same property growth.

o Same property net operating income change represents the PNOI increase or decrease for operating properties owned during the entire current period and prior year reporting period. PNOI from same properties decreased 2.6% for the first quarter of 2009 as compared to the same quarter last year. Occupancy for same properties decreased from 94.4% to 93.1%.

o Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period. Occupancy at March 31, 2009, was 92.8%. Quarter-end occupancy ranged from 92.8% to 95.0% over the period from March 31, 2008 to March 31, 2009.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate decreases on new and renewal leases (5.0% of total square footage) averaged 5.0% for the first quarter of 2009.

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

Tax Status
     EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders. The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders. The Company distributed all of its 2008 taxable income to its stockholders and expects to distribute all of its taxable income in 2009. Accordingly, no provision for income taxes was necessary in 2008, nor is it expected to be necessary for 2009.

FINANCIAL CONDITION
     EastGroup's assets were $1,162,086,000 at March 31, 2009, an increase of $5,881,000 from December 31, 2008. Liabilities increased $10,346,000 to $753,175,000 and equity decreased $4,465,000 to $408,911,000 during the same period. The paragraphs that follow explain these changes in detail.

ASSETS

Real Estate Properties
     Real estate properties increased $14,757,000 during the three months ended March 31, 2009, primarily due to the transfer of two properties from development, as detailed under Development below.
     The Company made capital improvements of $3,515,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $1,061,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
     The investment in development at March 31, 2009, was $151,438,000 compared to $150,354,000 at December 31, 2008. Total capital invested for development during the first three months of 2009 was $12,327,000, which consisted of costs of $11,266,000 as detailed in the development activity table and costs of $1,061,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.
     The Company transferred two developments to Real Estate Properties during the first quarter of 2009 with a total investment of $10,182,000 as of the date of transfer.

                                                                                        Costs Incurred
                                                                         ----------------------------------------------
                                                                            Costs             For the       Cumulative
                                                                         Transferred       Three Months        as of      Estimated
DEVELOPMENT                                                 Size          in 2009 (1)      Ended 3/31/09      3/31/09    Total Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                              (In thousands)
LEASE-UP
  Beltway Crossing VI, Houston, TX....................       128,000     $       -               149            5,756        6,700
  Oak Creek VI,  Tampa, FL............................        89,000             -                42            5,629        6,100
  Southridge VIII, Orlando, FL........................        91,000             -               270            6,271        6,900
  Techway SW IV, Houston, TX..........................        94,000             -               365            5,208        6,400
  SunCoast III, Fort Myers, FL........................        93,000             -               136            6,854        8,400
  Sky Harbor, Phoenix, AZ.............................       264,000             -               401           23,230       25,100
  World Houston 26, Houston, TX.......................        59,000             -               151            2,969        3,600
  12th Street Distribution Center, Jacksonville, FL...       150,000             -               104            4,954        5,300
  Beltway Crossing VII, Houston, TX...................        95,000             -               320            4,533        5,900
  Country Club III & IV, Tucson, AZ...................       138,000             -             1,453            9,500       11,200
  Oak Creek IX,  Tampa, FL............................        86,000             -               567            4,767        5,500
                                                        ----------------------------------------------------------------------------
Total Lease-up........................................     1,287,000             -             3,958           79,671       91,100
                                                        ----------------------------------------------------------------------------

UNDER CONSTRUCTION
  Blue Heron III, West Palm Beach, FL.................        20,000             -               525            2,423        2,600
  World Houston 28, Houston, TX.......................        59,000             -             1,814            4,194        4,900
  World Houston 29, Houston, TX.......................        70,000             -             1,982            3,868        4,800
  World Houston 30, Houston, TX.......................        88,000             -             2,423            4,014        5,800
                                                        ----------------------------------------------------------------------------
Total Under Construction..............................       237,000             -             6,744           14,499       18,100
                                                        ----------------------------------------------------------------------------

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Tucson, AZ..........................................        70,000             -                 -              417        3,500
  Tampa, FL...........................................       249,000             -              (128)           3,762       14,600
  Orlando, FL.........................................     1,254,000             -               235           14,688       78,700
  Fort Myers, FL......................................       659,000             -               (69)          14,945       48,100
  Dallas, TX..........................................        70,000             -                16              586        5,000
  El Paso, TX.........................................       251,000             -                 -            2,444        9,600
  Houston, TX.........................................     1,064,000             -               334           13,120       68,100
  San Antonio, TX.....................................       595,000             -               145            5,584       37,500
  Charlotte, NC.......................................        95,000             -                21            1,016        7,100
  Jackson, MS.........................................        28,000             -                 -              706        2,000
                                                        ----------------------------------------------------------------------------
Total Prospective Development.........................     4,335,000             -               554           57,268      274,200
                                                        ----------------------------------------------------------------------------
                                                           5,859,000     $       -            11,256          151,438      383,400
                                                        ============================================================================

                                                                                        Costs Incurred
                                                                         ----------------------------------------------
                                                                            Costs             For the       Cumulative
                                                                         Transferred       Three Months        as of      Estimated
DEVELOPMENT                                                 Size          in 2009 (1)      Ended 3/31/09      3/31/09    Total Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                              (In thousands)
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2009
  40th Avenue Distribution Center, Phoenix, AZ........        90,000     $       -                 -            6,539
  Wetmore II, Building B, San Antonio, TX.............        55,000             -                10            3,643
                                                        --------------------------------------------------------------
Total Transferred to Real Estate Properties...........       145,000     $       -                10           10,182 (2)
                                                        ==============================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $10,898,000 during the first three months of 2009 due to depreciation expense on real estate properties.
     A summary of Other Assets is presented in Note 8 in the Notes to the Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable decreased $35,834,000 during the three months ended March 31, 2009, as a result of the repayment of one mortgage of $31,357,000, regularly scheduled principal payments of $4,447,000 and mortgage loan premium amortization of $30,000. In addition, on January 2, 2009, the Company's mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount. See Liquidity and Capital Resources for further discussion of this mortgage note.
     Notes payable to banks increased $54,323,000 during the three months ended March 31, 2009, as a result of advances of $80,267,000 exceeding repayments of $25,944,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 9 in the Notes to the Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 10 in the Notes to the Consolidated Financial Statements for a summary of Other Liabilities.

EQUITY

     Distributions in excess of earnings increased $5,399,000 as a result of dividends on common stock of $13,077,000 exceeding net income for financial reporting purposes of $7,678,000. See Note 14 in the Notes to the Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.)

     Net income available to common stockholders for the three months ended March 31, 2009, was $7,678,000 ($.31 per basic and diluted share) compared to $7,435,000 ($.31 per basic and diluted share) for the same period in 2008.
     PNOI increased by $1,479,000, or 5.1%, for the first quarter of 2009 as compared to the same period in 2008. The increase was primarily attributable to $1,787,000 from newly developed properties and $414,000 from 2008 acquisitions, offset by a decrease of $745,000 from same property growth. The Company recorded gains on sales of securities of $435,000 and a gain on an involuntary conversion of $175,000 during the first quarter of 2008.
     Expense to revenue ratios were 29.1% for the three months ended March 31, 2009, compared to 27.0% for the same period in 2008. The increase was primarily due to increased bad debt expense and lower occupancy in the first quarter of 2009 as compared to the same period last year. The Company's percentages leased and occupied were 93.4% and 92.8%, respectively, at March 31, 2009, compared to 94.9% and 94.4%, respectively, at March 31, 2008.
     General and administrative expense increased $480,000 for the three months ended March 31, 2009, as compared to the same period in 2008. The increase was primarily attributable to a decrease in capitalized development costs due to a slowdown in the Company's development program.
     The following table presents the components of interest expense for the three months ended March 31, 2009 and 2008:


                                                                                        Three Months Ended March 31,
                                                                                       -----------------------------    Increase/
                                                                                            2009            2008        Decrease
                                                                                       -------------------------------------------
                                                                                         (In thousands, except rates of interest)
Average bank borrowings.........................................................        $   133,523         151,906      (18,383)
Weighted average variable interest rates (excluding loan cost amortization).....              1.47%           4.54%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization).......................        $       482           1,716       (1,234)
Amortization of bank loan costs.................................................                 74              74            -
                                                                                       -------------------------------------------
Total variable rate interest expense............................................                556           1,790       (1,234)
                                                                                       -------------------------------------------

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)..........................              8,401           7,135        1,266
Amortization of mortgage loan costs.............................................                195             153           42
                                                                                       -------------------------------------------
Total fixed rate interest expense...............................................              8,596           7,288        1,308
                                                                                       -------------------------------------------

Total interest..................................................................              9,152           9,078           74
Less capitalized interest.......................................................             (1,651)         (1,705)          54
                                                                                       -------------------------------------------

TOTAL INTEREST EXPENSE..........................................................        $     7,501           7,373          128
                                                                                       ===========================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. The Company's weighted average variable interest rates and average bank borrowings in the first three months of 2009 were lower than in 2008, thereby decreasing variable rate interest expense.
     The increase in mortgage interest expense in 2009 was primarily due to the Company's new mortgages detailed in the table below.

                                                                            INTEREST                      MATURITY
     NEW MORTGAGES IN 2008 AND 2009                                           RATE          DATE            DATE           AMOUNT
     -------------------------------------------------------------------------------------------------------------------------------
     Beltway II, III & IV, Eastlake, Fairgrounds I-IV, Nations
       Ford I-IV, Techway Southwest III, Westinghouse,
       Wetmore I-IV and World Houston 15 & 22.......................         5.500%        03/19/08       04/05/15     $  78,000,000
     Southridge XII, Airport Commerce Center I & II,
        Interchange Park, Ridge Creek III, World Houston
        24, 25 & 27 and Waterford Distribution Center...............         5.750%        12/09/08       01/05/14        59,000,000
     Tower Automotive Center (1)....................................         6.030%        01/02/09       01/15/11         9,365,000
                                                                          -----------                                  -------------
       Weighted Average/Total Amount................................         5.635%                                    $ 146,365,000
                                                                          ===========                                  =============

(1) The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount. See the table below for details on the previous mortgage.

     These increases were offset by regularly scheduled principal payments and the repayments of two mortgages in 2009 as shown in the following table:

                                                                   INTEREST          DATE            PAYOFF
     MORTGAGE LOANS REPAID IN 2009                                   RATE           REPAID           AMOUNT
     ---------------------------------------------------------------------------------------------------------
     Tower Automotive Center (1).............................       8.020%         01/02/09    $    9,365,000
     Dominguez, Kingsview, Walnut, Washington, Industry
       Distribution Center I and Shaw........................       6.800%         02/13/09        31,357,000
                                                                  ----------                   ---------------
       Weighted Average/Total Amount.........................       7.081%                     $   40,722,000
                                                                  ==========                   ===============

(1) The Tower Automotive Center mortgage was repaid and replaced with another mortgage note payable for the same amount. See the new mortgage detailed in the new mortgages table above.

     Depreciation and amortization for continuing operations increased $669,000 for the three months ended March 31, 2009, as compared to the same period in 2008. This increase was primarily due to properties transferred from development during 2008 and 2009 and properties acquired during the first quarter of 2008.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $66,000 in the first quarter of 2009 compared to $280,000 in the same period of 2008.

Capital Expenditures
     Capital expenditures for operating properties for the three months ended March 31, 2009 and 2008 were as follows:

                                                                      Three Months Ended March 31,
                                                       Estimated     ------------------------------
                                                      Useful Life        2009              2008
                                                    -----------------------------------------------
                                                                             (In thousands)
        Upgrade on Acquisitions................         40 yrs       $       -                31
        Tenant Improvements:
           New Tenants.........................       Lease Life         1,375             2,088
           New Tenants (first generation) (1)..       Lease Life            60                 3
           Renewal Tenants.....................       Lease Life           284               512
        Other:
           Building Improvements...............        5-40 yrs            810               182
           Roofs...............................        5-15 yrs            696               108
           Parking Lots........................         3-5 yrs             64               538
           Other...............................          5 yrs             226                71
                                                                     ------------------------------
              Total capital expenditures.......                      $   3,515             3,533
                                                                     ==============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three months ended March 31, 2009 and 2008 were as follows:

                                                                      Three Months Ended March 31,
                                                       Estimated     ------------------------------
                                                      Useful Life        2009              2008
                                                    -----------------------------------------------
                                                                             (In thousands)
        Development............................       Lease Life     $     344               833
        New Tenants............................       Lease Life           487               471
        New Tenants (first generation) (1).....       Lease Life             4                 7
        Renewal Tenants........................       Lease Life           780               239
                                                                     ------------------------------
              Total capitalized leasing costs..                      $   1,615             1,550
                                                                     ==============================

        Amortization of leasing costs (2)......                      $   1,580             1,454
                                                                     ==============================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2)  Includes discontinued operations.

Discontinued Operations
     The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income. The following table presents the components of revenue and expense for the properties sold or held for sale during the three months ended March 31, 2009 and 2008. There were no sales of properties during the first three months of 2009 or 2008; however, the Company has reclassified the operations of North Stemmons I and Delp Distribution Center III, which were sold during 2008, to Discontinued Operations as shown in the following table.

                                                                     Three Months Ended March 31,
                                                                    ------------------------------
Discontinued Operations                                                2009                2008
--------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Income from real estate operations...............................   $       -               167
Expenses from real estate operations.............................           -               (42)
                                                                    ------------------------------
  Property net operating income from discontinued operations.....           -               125

Depreciation and amortization....................................           -               (43)
                                                                    ------------------------------

Income from real estate operations...............................   $       -                82
                                                                    ==============================

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) deferred for one year the fair value measurement requirements contained in SFAS No. 157, Fair Value Measurements, for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions, which are included in FASB Staff Position (FSP) FAS 157-2, were effective for fiscal years beginning after November 15, 2008. The adoption of these provisions in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of Statement 160 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009.
     During 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in 2008, the Emerging Issues Task Force (EITF) issued EITF 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-6 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, and the Company anticipates that the adoption of this FSP will have an immaterial impact on the Company's overall financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $17,995,000 for the three months ended March 31, 2009. The primary other sources of cash were from bank borrowings and mortgage note proceeds. The Company distributed $13,098,000 in common stock dividends during the three months ended March 31, 2009. Other primary uses of cash were for mortgage note repayments, bank debt repayments, construction and development of properties, and capital improvements at various properties.
     Total debt at March 31, 2009 and December 31, 2008 is detailed below. The Company's bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2009 and December 31, 2008.

                                                          March 31, 2009    December 31, 2008
                                                         -------------------------------------
                                                                     (In thousands)
        Mortgage notes payable - fixed rate.........      $       549,972            585,806
        Bank notes payable - floating rate..........              164,209            109,886
                                                         -------------------------------------
           Total debt...............................      $       714,181            695,692
                                                         =====================================

     The Company has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012. The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit has an option for a one-year extension at the Company's request. Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders. At March 31, 2009, the weighted average interest rate was 1.230% on a balance of $162,000,000. At May 6, 2009, the Company's weighted average interest rate was 1.143% on a balance of $92,000,000. The Company had an additional $108,000,000 remaining on this line of credit on May 6, 2009.
     The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012. This credit facility is customarily used for working capital needs. The interest rate on this working cash line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement). Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee. At March 31, 2009, the interest rate was 1.251% on a balance of $2,209,000. At May 6, 2009, the interest rate was 1.145% on a balance of $4,363,000. The Company had an additional $20,637,000 remaining on this line of credit on May 6, 2009.
     The current economic situation is impacting lenders, and it is more difficult to obtain financing. Loan proceeds as a percentage of property value is decreasing, and long-term interest rates are increasing. The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2009 and 2010. The Company also believes that it can obtain mortgage financing from insurance companies and financial institutions. In March 2009, EastGroup executed an application on a $67 million, limited recourse first mortgage loan secured by properties containing 1.7 million square feet. The loan has a recourse liability of $5 million which may be released based on the secured properties obtaining certain base rent amounts. The loan closed on May 5, 2009, and has a fixed interest rate of 7.5%, a 10-year term and a 20-year amortization schedule. The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate first mortgage debt to replace the short-term bank borrowings.
     On January 2, 2009, the mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount. The previous recourse mortgage was a variable rate demand note, and EastGroup had entered into a swap agreement to fix the LIBOR rate. In the fourth quarter of 2008, the bond spread over LIBOR required to re-market the notes increased from a historical range of 3 to 25 basis points to a range of 100 to 500 basis points. Due to the volatility of the bond spread costs, EastGroup redeemed the note and replaced it with a recourse mortgage with a bank on the same payment terms except for the interest rate. The effective interest rate on the previous note was 5.30% until the fourth quarter of 2008 when the weighted average rate was 8.02%. The effective rate on the new note, including the swap, is 6.03%.
     The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) distributions to stockholders, (v) capital improvements, (vi) purchases of properties, (vii) development, and (viii) any other normal business activities of the Company, both in the short- and long-term.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2008, did not materially change during the three months ended March 31, 2009, except for the decrease in mortgage notes payable and the increase in bank borrowings discussed above.

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

                                        Apr-Dec
                                         2009        2010      2011       2012      2013    Thereafter     Total      Fair Value
                                       ---------------------------------------------------------------------------------------------
Fixed rate debt (1) (in thousands).... $  13,150    18,185    84,971     62,117    53,232     318,317     549,972     516,649 (2)
Weighted average interest rate........     5.95%     5.89%     7.00%      6.61%     5.06%       5.63%       5.91%
Variable rate debt (in thousands)..... $       -         -         -    164,209         -           -     164,209     150,848 (3)
Weighted average interest rate........         -         -         -      1.23%         -           -       1.23%

(1) The fixed rate debt shown above includes the Tower Automotive mortgage. See below for additional information on the Tower mortgage.
(2) The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's bankers.
(3) The fair value of the Company's variable rate debt is estimated by discounting expected cash flows at current market rates.

     As the table above incorporates only those exposures that existed as of March 31, 2009, it does not consider those exposures or positions that could arise after that date. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $202,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,365,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive loss. The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                       Current                                             Fixed
      Type of          Notional      Maturity                            Interest      Effective      Fair Value       Fair Value
       Hedge            Amount         Date         Reference Rate         Rate      Interest Rate    at 3/31/09       at 12/31/08
    -------------------------------------------------------------------------------------------------------------------------------
                    (In thousands)                                                                           (In thousands)
       Swap             $9,365       12/31/10        1 month LIBOR         4.03%         6.03%          ($492)           ($522)

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements. Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; the availability of financing; natural disasters and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated, or that acquisitions may not close as scheduled, and those additional factors discussed under "Item 1A. Risk Factors" in this report and in the Company's Annual Report on Form 10-K. Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements. See also the information contained in the Company's reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 4. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1A. RISK FACTORS.

     There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2008. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in the 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers


                                  Total Number        Average           Total Number of Shares            Maximum Number of Shares
                                   of Shares        Price Paid       Purchased as Part of Publicly        That May Yet Be Purchased
               Period              Purchased         Per Share        Announced Plans or Programs        Under the Plans or Programs
      ------------------------------------------------------------------------------------------------------------------------------
       01/01/09 thru 01/31/09        3,607 (1)       $  35.58                            -                         672,300
       02/01/09 thru 02/28/09            -                  -                            -                         672,300
       03/01/09 thru 03/31/09           21 (1)          26.55                            -                         672,300 (2)
                                 -------------------------------------------------------------------
       Total                         3,628           $  35.53                            -
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

Date:  May 8, 2009

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