Form 10-Q
period 2009-06-30
EASTGROUP PROPERTIES INC
filed 2009-08-05
CIK 49600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009               COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 4, 2009 was 25,960,557.

                           EASTGROUP PROPERTIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2009


                                                                                    Page
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets, June 30, 2009 (unaudited)
          and December 31, 2008                                                       3

          Consolidated Statements of Income for the three and six months
          ended June 30, 2009 and 2008 (unaudited)                                    4

          Consolidated Statement of Changes in Equity for the six
          months ended June 30, 2009 (unaudited)                                      5

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2009 and 2008 (unaudited)                                    6

          Notes to Consolidated Financial Statements (unaudited)                      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 25

Item 4.   Controls and Procedures                                                    26

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                               27

Item 4.   Submission of Matters to a Vote of Security Holders                        27

Item 6.   Exhibits                                                                   27

SIGNATURES

Authorized signatures                                                                28

                           EASTGROUP PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                  June 30, 2009        December 31, 2008
                                                                                -----------------------------------------
                                                                                              (Unaudited)
ASSETS
  Real estate properties....................................................     $    1,310,435               1,252,282
  Development...............................................................            130,677                 150,354
                                                                                -----------------------------------------
                                                                                      1,441,112               1,402,636
      Less accumulated depreciation.........................................           (332,271)               (310,351)
                                                                                -----------------------------------------
                                                                                      1,108,841               1,092,285

  Unconsolidated investment.................................................              2,718                   2,666
  Cash......................................................................              1,401                     293
  Other assets..............................................................             59,683                  60,961
                                                                                -----------------------------------------
      TOTAL ASSETS..........................................................     $    1,172,643               1,156,205
                                                                                =========================================

LIABILITIES AND EQUITY

LIABILITIES
  Mortgage notes payable....................................................     $      612,387                 585,806
  Notes payable to banks....................................................             94,107                 109,886
  Accounts payable & accrued expenses.......................................             23,591                  32,838
  Other liabilities.........................................................             13,939                  14,299
                                                                                -----------------------------------------
     Total Liabilities......................................................            744,024                 742,829
                                                                                -----------------------------------------

EQUITY
Stockholders' Equity:
  Common shares; $.0001 par value; 70,000,000 shares authorized;
   25,960,557 shares issued and outstanding at June 30, 2009 and
   25,070,401 at December 31, 2008..........................................                  3                       3
  Excess shares; $.0001 par value; 30,000,000 shares authorized;
    no shares issued........................................................                  -                       -
  Additional paid-in capital on common shares...............................            555,290                 528,452
  Distributions in excess of earnings.......................................           (128,827)               (117,093)
  Accumulated other comprehensive loss......................................               (419)                   (522)
                                                                                -----------------------------------------
     Total Stockholders' Equity.............................................            426,047                 410,840
                                                                                -----------------------------------------
Noncontrolling interest in joint ventures...................................              2,572                   2,536
                                                                                -----------------------------------------
     Total Equity...........................................................            428,619                 413,376
                                                                                -----------------------------------------

      TOTAL LIABILITIES AND EQUITY..........................................     $    1,172,643               1,156,205
                                                                                =========================================

See accompanying Notes to Consolidated Financial Statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                   2009          2008          2009          2008
                                                                                ----------------------------------------------------
REVENUES
  Income from real estate operations..........................................  $  43,044        41,432        86,354        81,511
  Other income................................................................         24            21            39           216
                                                                                ----------------------------------------------------
                                                                                   43,068        41,453        86,393        81,727
                                                                                ----------------------------------------------------
EXPENSES
  Expenses from real estate operations........................................     12,670        11,526        25,261        22,365
  Depreciation and amortization...............................................     13,310        12,617        26,354        24,992
  General and administrative..................................................      2,166         2,018         4,727         4,099
                                                                                ----------------------------------------------------
                                                                                   28,146        26,161        56,342        51,456
                                                                                ----------------------------------------------------
OPERATING INCOME..............................................................     14,922        15,292        30,051        30,271

OTHER INCOME (EXPENSE)
  Equity in earnings of unconsolidated investment.............................         82            79           163           159
  Gain on sale of non-operating real estate...................................          7             5            15            12
  Gain on sales of securities.................................................          -             -             -           435
  Interest income.............................................................         32            27           156            64
  Interest expense............................................................     (7,817)       (7,509)      (15,318)      (14,882)
                                                                                ----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS.............................................      7,226         7,894        15,067        16,059
                                                                                ----------------------------------------------------
DISCONTINUED OPERATIONS
  Income from real estate operations..........................................          -            40             -           122
  Gain on sale of real estate investments.....................................          -         1,949             -         1,949
                                                                                ----------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS...........................................          -         1,989             -         2,071
                                                                                ----------------------------------------------------

NET INCOME....................................................................      7,226         9,883        15,067        18,130
  Net income attributable to noncontrolling interest in joint ventures........        (70)         (137)         (233)         (293)
                                                                                ----------------------------------------------------
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC..........................      7,156         9,746        14,834        17,837

  Dividends on Series D preferred shares......................................          -           656             -         1,312
                                                                                ----------------------------------------------------
NET INCOME AVAILABLE TO EASTGROUP PROPERITES, INC. COMMON STOCKHOLDERS........  $   7,156         9,090        14,834        16,525
                                                                                ====================================================

BASIC PER COMMON SHARE DATA FOR INCOME
  ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
  Income from continuing operations...........................................  $     .28           .29           .59           .60
  Income from discontinued operations.........................................        .00           .08           .00           .09
                                                                                ----------------------------------------------------
  Net income available to common stockholders.................................  $     .28           .37           .59           .69
                                                                                ====================================================
  Weighted average shares outstanding.........................................     25,326        24,488        25,163        24,086
                                                                                ====================================================

DILUTED PER COMMON SHARE DATA FOR INCOME
  ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
  Income from continuing operations...........................................  $     .28           .29           .59           .60
  Income from discontinued operations.........................................        .00           .08           .00           .08
                                                                                ----------------------------------------------------
  Net income available to common stockholders.................................  $     .28           .37           .59           .68
                                                                                ====================================================
  Weighted average shares outstanding.........................................     25,413        24,647        25,244        24,238
                                                                                ====================================================

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
  COMMON STOCKHOLDERS
  Income from continuing operations...........................................  $   7,156         7,101        14,834        14,454
  Income from discontinued operations.........................................          -         1,989             -         2,071
                                                                                ----------------------------------------------------
  Net income available to common stockholders.................................  $   7,156         9,090        14,834        16,525
                                                                                ====================================================

Dividends declared per common share...........................................  $     .52           .52          1.04          1.04

See accompanying Notes to Consolidated Financial Statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 EastGroup Properties, Inc.
                                                    ---------------------------------------------------
                                                                                           Accumulated
                                                             Additional    Distributions      Other        Noncontrolling
                                                    Common    Paid-In        In Excess    Comprehensive     Interest in
                                                     Stock    Capital       Of Earnings       Loss         Joint Ventures     Total
                                                    --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2008........................  $    3     528,452        (117,093)         (522)             2,536     413,376
  Comprehensive income
    Net income....................................       -           -          14,834             -                233      15,067
    Net unrealized change in fair value of
     interest rate swap...........................       -           -               -           103                  -         103
                                                                                                                            --------
       Total comprehensive income.................                                                                           15,170
                                                                                                                            --------
  Common dividends declared - $1.04 per share.....       -           -         (26,568)            -                  -     (26,568)
  Stock-based compensation, net of forfeitures....       -       1,104               -             -                  -       1,104
  Issuance of 737,041 shares of common stock,
    common stock offering, net of expenses........       -      24,633               -             -                  -      24,633
  Issuance of 53,436 shares of common stock,
    options exercised.............................       -       1,095               -             -                  -       1,095
  Issuance of 4,468 shares of common stock,
    dividend reinvestment plan....................       -         135               -             -                  -         135
  Withheld 3,628 shares of common stock to
    satisfy tax withholding obligations in
    connection with the vesting of restricted
    stock.........................................       -        (129)              -             -                  -        (129)
  Distributions to noncontrolling interest........       -           -               -             -               (197)       (197)
                                                    --------------------------------------------------------------------------------
BALANCE, JUNE 30, 2009............................  $    3     555,290        (128,827)         (419)             2,572     428,619
                                                    ================================================================================

See accompanying Notes to Consolidated Financial Statements (unaudited).

                           EASTGROUP PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                 -----------------------------------
                                                                                                      2009                2008
                                                                                                 -----------------------------------
OPERATING ACTIVITIES
  Net income attributable to EastGroup Properties, Inc..................................         $    14,834              17,837
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization from continuing operations............................              26,354              24,992
    Depreciation and amortization from discontinued operations..........................                   -                  68
    Noncontrolling interest depreciation and amortization...............................                (102)               (100)
    Amortization of mortgage loan premiums..............................................                 (61)                (60)
    Gain on sale of land and real estate investments....................................                 (15)             (1,961)
    Gain on sales of securities.........................................................                   -                (435)
    Amortization of discount on mortgage loan receivable................................                  (7)                  -
    Stock-based compensation expense....................................................                 874                 988
    Equity in earnings of unconsolidated investment, net of distributions...............                 (53)                  1
    Changes in operating assets and liabilities:
      Accrued income and other assets...................................................               3,404               1,815
      Accounts payable, accrued expenses and prepaid rent...............................              (5,649)             (3,910)
                                                                                                 -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................              39,579              39,235
                                                                                                 -----------------------------------

INVESTING ACTIVITIES
  Real estate development...............................................................             (20,784)            (40,085)
  Purchases of real estate..............................................................             (11,050)            (41,058)
  Real estate improvements..............................................................              (7,694)             (7,822)
  Repayments on mortgage loans receivable...............................................                  15                  12
  Proceeds from sale of real estate investments.........................................                   -               4,633
  Purchases of securities...............................................................                   -              (7,534)
  Proceeds from sales of securities.....................................................                   -               7,969
  Changes in other assets and other liabilities.........................................              (8,432)             (9,384)
                                                                                                 -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES...................................................             (47,945)            (93,269)
                                                                                                 -----------------------------------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.........................................................             133,441             171,906
  Repayments on bank borrowings.........................................................            (149,220)           (219,529)
  Proceeds from mortgage notes payable..................................................              76,365              78,000
  Principal payments on mortgage notes payable..........................................             (49,723)             (7,733)
  Debt issuance costs...................................................................                (411)             (1,647)
  Distributions paid to stockholders....................................................             (26,516)            (26,690)
  Proceeds from common stock offerings..................................................              24,633              57,222
  Proceeds from exercise of stock options...............................................               1,095                 119
  Proceeds from dividend reinvestment plan..............................................                 135                 142
  Other.................................................................................                (325)              1,621
                                                                                                 -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............................................               9,474              53,411
                                                                                                 -----------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................               1,108                (623)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................                 293                 724
                                                                                                 -----------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................         $     1,401                 101
                                                                                                 ===================================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest, net of amount capitalized of $3,398 and $3,353
    for 2009 and 2008, respectively.....................................................         $    14,498              14,711
  Fair value of common stock awards issued to employees and directors,
    net of forfeitures..................................................................               2,444               1,258

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

(2) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2008 and June 30, 2009, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements. The equity method of accounting is used for the Company's 50% undivided tenant-in-common interest in Industry Distribution Center II. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4) REAL ESTATE PROPERTIES

     EastGroup has one reportable segment - industrial properties. These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2009 and December 31, 2008, the Company determined that no impairment charges on the Company's real estate properties were necessary.
     Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that extend the useful life of or improve the assets are capitalized. Depreciation expense for continuing and discontinued operations was $11,022,000 and $21,920,000 for the three and six months ended June 30, 2009, respectively, and $10,298,000 and $20,520,000 for the same periods in 2008.
     The Company's real estate properties at June 30, 2009 and December 31, 2008 were as follows:

                                                                      June 30, 2009     December 31, 2008
                                                                    ---------------------------------------
                                                                                (In thousands)
        Real estate properties:
           Land................................................     $       197,076             187,617
           Buildings and building improvements.................             905,610             867,506
           Tenant and other improvements.......................             207,749             197,159
        Development............................................             130,677             150,354
                                                                    ---------------------------------------
                                                                          1,441,112           1,402,636
           Less accumulated depreciation.......................            (332,271)           (310,351)
                                                                    ---------------------------------------
                                                                    $     1,108,841           1,092,285
                                                                    =======================================

(5) DEVELOPMENT

     During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant. When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs ceases. The properties are then transferred to real estate properties, and depreciation commences on the entire property (excluding the land).

(6) BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

     Upon acquisition of real estate properties, the Company applies the principles of Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, which requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. The Statement also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values. Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties. The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models.
     The purchase price is also allocated among the following categories of intangible assets: the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable. Amortization expense for in-place lease intangibles was $690,000 and $1,256,000 for the three and six months ended June 30, 2009, respectively, and $961,000 and $1,703,000 for the same periods in 2008. Amortization of above and below market leases was immaterial for all periods presented.
     The Company acquired one operating property, Arville Distribution Center in Las Vegas, during the six months ended June 30, 2009. The purchase price was $11,050,000, of which $9,998,000 was allocated to real estate properties. The Company allocated $5,066,000 of the purchase price to land using third party land valuations for the Las Vegas market. The market values used are considered to be Level 3 inputs as defined by SFAS No. 157, Fair Value Measurements (see
Note 12 for additional information on SFAS No. 157). In accordance with SFAS No. 141R, intangibles associated with the purchase of real estate were allocated as follows: $663,000 to in-place lease intangibles and $389,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. During the first six months of 2009, the Company expensed acquisition-related costs of $41,000 (included in General and Administrative Expenses on the Consolidated Statements of Income) in connection with the Arville Distribution Center acquisition.
     The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment. In management's opinion, no material impairment of goodwill and other intangibles existed at June 30, 2009 and December 31, 2008.

(7) REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

     The Company considers a real estate property to be held for sale when it meets the criteria established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including when it is probable that the property will be sold within a year. A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk. Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. In accordance with the guidelines established under SFAS No. 144, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income. Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.
     The Company sold no real estate properties during the first six months of 2009 and had no real estate properties that were considered to be held for sale at June 30, 2009.

(8) OTHER ASSETS

     A summary of the Company's Other Assets follows:

                                                                                              June 30, 2009       December 31, 2008
                                                                                             ---------------------------------------
                                                                                                         (In thousands)
        Leasing costs (principally commissions), net of accumulated amortization..........   $      21,749                20,866
        Straight-line rent receivable, net of allowance for doubtful accounts.............          15,318                14,914
        Accounts receivable, net of allowance for doubtful accounts.......................           2,296                 4,094
        Acquired in-place lease intangibles, net of accumulated amortization
          of $5,623 and $5,626 for 2009 and 2008, respectively............................           3,777                 4,369
        Mortgage  loans  receivable,  net of  discount of $74 and $81 for 2009 and
          2008, respectively..............................................................           4,165                 4,174
        Loan costs, net of accumulated amortization.......................................           4,131                 4,246
        Goodwill..........................................................................             990                   990
        Prepaid expenses and other assets.................................................           7,257                 7,308
                                                                                             ---------------------------------------
                                                                                             $      59,683                60,961
                                                                                             =======================================

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     A summary of the Company's Accounts Payable and Accrued Expenses follows:

                                                                                 June 30, 2009      December 31, 2008
                                                                                --------------------------------------
                                                                                            (In thousands)
        Property taxes payable..............................................    $       11,535               11,136
        Development costs payable...........................................             3,570                7,127
        Interest payable....................................................             2,808                2,453
        Dividends payable...................................................             1,309                1,257
        Other payables and accrued expenses.................................             4,369               10,865
                                                                                --------------------------------------
                                                                                $       23,591               32,838
                                                                                ======================================

(10) OTHER LIABILITIES

     A summary of the Company's Other Liabilities follows:

                                                                                 June 30, 2009      December 31, 2008
                                                                                --------------------------------------
                                                                                            (In thousands)
        Security deposits...................................................    $        7,392                7,560
        Prepaid rent and other deferred income..............................             5,482                5,430
        Other liabilities...................................................             1,065                1,309
                                                                                --------------------------------------
                                                                                $       13,939               14,299
                                                                                ======================================

(11) COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources. The components of Accumulated Other Comprehensive Loss are presented in the Company's Consolidated Statement of Changes in Equity and are summarized below. See Note 12 for information regarding the Company's interest rate swap.

                                                                                    Three Months Ended         Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                ----------------------------------------------------
                                                                                     2009         2008         2009         2008
                                                                                ----------------------------------------------------
                                                                                                   (In thousands)
        ACCUMULATED OTHER COMPREHENSIVE LOSS:
        Balance at beginning of period.......................................   $     (492)       (351)        (522)         (56)
            Change in fair value of interest rate swap.......................           73         252          103          (43)
                                                                                ----------------------------------------------------
        Balance at end of period.............................................   $     (419)        (99)        (419)         (99)
                                                                                ====================================================

(12) DERIVATIVES AND HEDGING ACTIVITIES

     The Company's interest rate swap is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities. SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also provides guidance for using fair value to measure financial assets and liabilities. The Statement requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). The fair value of the Company's interest rate swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period. This market information is considered a Level 2 input as defined by SFAS No. 157.
     On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. EastGroup has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,365,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive gain (loss) (see Note 11). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

        Type of    Current Notional     Maturity                          Fixed          Effective      Fair Value       Fair Value
         Hedge          Amount            Date      Reference Rate    Interest Rate    Interest Rate    at 6/30/09       at 12/31/08
      ------------------------------------------------------------------------------------------------------------------------------
                    (In thousands)                                                                             (In thousands)
         Swap          $ 9,365          12/31/10     1 month LIBOR        4.03%            6.03%          ($419)          ($522)

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

                                                                                  Three Months Ended             Six Months Ended
                                                                                       June 30,                      June 30,
                                                                                ----------------------------------------------------
                                                                                  2009           2008           2009           2008
                                                                                ----------------------------------------------------
                                                                                                   (In thousands)
BASIC EPS COMPUTATION FOR INCOME
  ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
  Numerator-net income available to common stockholders.......................  $   7,156        9,090         14,834        16,525
  Denominator-weighted average shares outstanding.............................     25,326       24,488         25,163        24,086
DILUTED EPS COMPUTATION FOR INCOME
  ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
  Numerator-net income available to common stockholders.......................  $   7,156        9,090         14,834        16,525
  Denominator:
    Weighted average shares outstanding.......................................     25,326       24,488         25,163        24,086
    Common stock options......................................................         16           63             21            62
    Nonvested restricted stock................................................         71           96             60            90
                                                                                ----------------------------------------------------
      Total Shares............................................................     25,413       24,647         25,244        24,238
                                                                                ====================================================

(14) STOCK-BASED COMPENSATION

Management Incentive Plan
     The Company has a management incentive plan which was approved by the shareholders and adopted in 2004. This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock. Total shares available for grant were 1,597,796 at June 30, 2009. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
     Stock-based compensation was $426,000 and $861,000 for the three and six months ended June 30, 2009, respectively, of which $51,000 and $109,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2008, stock-based compensation was $663,000 and $1,266,000, respectively, of which $172,000 and $356,000 were capitalized as part of the Company's development costs.

Restricted Stock
     In the second quarter of 2009, the Company's Board of Directors approved an equity compensation plan for its executive officers based upon the attainment of certain annual performance goals. These goals are for the period ending December 31, 2009, so any shares issued upon attainment of these goals will be issued after that date. The number of shares to be issued could range from zero to 61,426. These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.
     Also in the second quarter of 2009, EastGroup's Board of Directors approved an equity compensation plan for the Company's executive officers based on EastGroup's total shareholder return for the period ending December 31, 2009. Any shares issued pursuant to this equity compensation plan will be issued after that date. The number of shares to be issued could range from zero to 61,426. These shares will vest 25% per year on January 1 in years 2013, 2014, 2015 and 2016.
     Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices. The table does not include shares in the 2009 equity compensation plans that are contingent on certain performance goals and market conditions. Of the shares that vested in the first quarter of 2009, 3,628 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the vesting date, the fair value of shares that vested during the first quarter of 2009 was $747,000. There were no shares that vested in the second quarter of 2009.

Restricted Stock Activity:                 Three Months Ended          Six Months Ended
                                              June 30, 2009             June 30, 2009
                                        -----------------------------------------------------
                                                      Weighted                    Weighted
                                                       Average                     Average
                                                     Grant Date                  Grant Date
                                          Shares     Fair Value       Shares     Fair Value
                                        -----------------------------------------------------
Nonvested at beginning of period......   156,540     $    37.04       87,685     $    36.95
Granted (1)...........................         -              -       92,555          39.40
Forfeited.............................      (490)         25.60         (790)         23.67
Vested................................         -              -      (23,400)         31.93
                                        ---------                   ---------
Nonvested at end of period............   156,050          37.07      156,050          37.07
                                        =========                   =========

(1) Primarily represents shares issued in March 2009 that were granted in 2008 subject to the satisfaction of annual performance goals and in 2006 subject to the satisfaction of performance goals over a three-year period.

Directors Equity Plan
     The Company has a directors equity plan that was approved by shareholders and adopted in 2005 and was further amended by the Board of Directors in May 2008, which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company. Stock-based compensation expense for directors was $61,000 and $122,000 for the three and six months ended June 30, 2009, respectively, and $39,000 and $78,000 for the same periods in 2008.

(15) RISKS AND UNCERTAINTIES

     The state of the overall economy can significantly impact the Company's operational performance and thus, impact its financial position. Should EastGroup experience a significant decline in operational performance, it may affect the Company's ability to make distributions to its shareholders and service debt or meet other financial obligations. See also "Risk Factors" in
Part II of this report.

(16) RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) deferred for one year the fair value measurement requirements contained in SFAS No. 157, Fair Value Measurements, for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions, which are included in FASB Staff Position (FSP) FAS 157-2, were effective for fiscal years beginning after November 15, 2008. The adoption of these provisions in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of Statement 160 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009.
     During 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in 2008, the Emerging Issues Task Force (EITF) issued EITF 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-6 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 was effective for interim reporting periods ending after June 15, 2009, and the Company adopted this FSP and provided the disclosures for the period ended June 30, 2009.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Standard requires the disclosure of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this Statement for the period ended June 30, 2009.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and the Company anticipates that the adoption of this Statement will have an immaterial impact on its overall financial position and results of operations.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also provides guidance for using fair value to measure financial assets and liabilities. The Statement requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). The Company's interest rate swap, as discussed in Note 12, is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities. The fair value of the interest rate swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period. This market information is considered a Level 2 input as defined by SFAS No. 157.
     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, at June 30, 2009 and December 31, 2008.

                                                    June 30, 2009               December 31, 2008
                                              --------------------------------------------------------
                                               Carrying          Fair        Carrying         Fair
                                                Amount          Value         Amount         Value
                                              --------------------------------------------------------
                                                                   (In thousands)
        Financial Assets
          Cash and cash equivalents.......    $   1,401           1,401          293            293
          Mortgage loans receivable,
            net of discount...............        4,165           4,198        4,174          4,189
        Financial Liabilities
          Mortgage notes payable..........      612,387         580,501      585,806        555,096
          Notes payable to banks..........       94,107          84,281      109,886        101,484

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

(18) SUBSEQUENT EVENTS

     The Company has evaluated and disclosed in the paragraph below all material subsequent events that provide additional evidence about conditions that existed as of June 30, 2009. The Company evaluated these subsequent events through August 5, 2009, the date on which the financial statements contained herein were issued.
     During the fourth quarter of 2008, EastGroup acquired 94.3 acres of developable land in Orlando for $9.1 million. The Company is currently under contract to purchase an additional 35.9 acres in a second phase of this acquisition for $5 million. This transaction is expected to close during the fourth quarter of 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     EastGroup's goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range. The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona and California.
     The Company believes that the slowdown in the economy has affected and will continue to affect its operations. The Company is projecting a continued
decrease in occupancy, and there are no plans for development starts. The current economic situation is also impacting lenders, and it is more difficult to obtain financing. Loan proceeds as a percentage of property value is decreasing, and long-term interest rates are increasing. The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2009 and 2010. The Company also believes that it can obtain mortgage financing from insurance companies and financial institutions and issue common equity as evidenced by the closing of a $67 million mortgage loan in May and the continuous equity offering program, which provided net proceeds to the Company of $24.6 million in the second quarter, as described in Liquidity and Capital Resources.
     The Company's primary revenue is rental income; as such, EastGroup's greatest challenge is leasing space. During the six months ended June 30, 2009, leases on 2,783,000 square feet (10.6%) of EastGroup's total square footage of 26,361,000 expired, and the Company was successful in renewing or re-leasing 77% of the expiring square feet. In addition, EastGroup leased 868,000 square feet of other vacant space during this period. During the six months ended June 30, 2009, average rental rates on new and renewal leases decreased by 5.0%.
     EastGroup's total leased percentage was 92.6% at June 30, 2009, compared to 95.6% at June 30, 2008. Leases scheduled to expire for the remainder of 2009 were 6.2% of the portfolio on a square foot basis at June 30, 2009, and this figure was reduced to 4.7% as of August 4, 2009.
     Property net operating income (PNOI) from same properties decreased 2.6% for the quarter ended June 30, 2009, as compared to the same period in 2008. For the six months ended June 30, 2009, PNOI from same properties decreased 2.8% as compared to the same period in 2008.
     The Company generates new sources of leasing revenue through its acquisition and development programs. During the first six months of 2009, EastGroup purchased one operating property, Arville Distribution Center, for $11,050,000. This property, which contains 142,000 square feet, is located in Las Vegas, Nevada, a new market for EastGroup.
     EastGroup continues to see targeted development as a major contributor to the Company's long-term growth. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity. EastGroup's development activity has slowed considerably as a result of current market conditions. The Company had no development starts in the first six months of 2009 and currently does not have any plans to start construction on new developments for the remainder of the year. During the six months ended June 30, 2009, the Company transferred seven properties (606,000 square feet) with aggregate costs of $37.9 million at the date of transfer from development to real estate properties. These properties, which were collectively 75.8% leased as of August 4, 2009, are located in Phoenix, Arizona; Houston and San Antonio, Texas; and Orlando and Tampa, Florida.
     During the first six months of 2009, the Company funded its acquisition and development programs through its $225 million lines of credit, the closing of a $67 million mortgage, and the proceeds from its $24.6 million common stock offering (as discussed in Liquidity and Capital Resources). As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace short-term bank borrowings.
     EastGroup has one reportable segment - industrial properties. These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment. The Company's chief decision makers use two primary measures of operating results in making decisions: property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the National Association of Real Estate Investment Trusts' (NAREIT) definition.
     PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company's real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry's calculation of PNOI provides a supplemental indicator of the properties' performance since real estate values have historically risen or fallen with market conditions. PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs). The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses. The Company's success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.
     Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees. Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense. Generally, the Company's most significant operating expenses are property taxes and insurance. Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.

Modified gross leases often include base year amounts and expense increases over these amounts are recoverable. The Company's exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
     The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs. The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions. FFO is not considered as an alternative to net income (determined in accordance with
GAAP) as an indication of the Company's financial performance, nor is it a measure of the Company's liquidity or indicative of funds available to provide for the Company's cash needs, including its ability to make distributions. In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition. The Company's key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense. The following table presents, on a comparative basis for the three and six months ended June 30, 2009 and 2008, reconciliations of PNOI and FFO Available to Common Stockholders to Net Income Attributable to EastGroup Properties, Inc.

                                                                                    Three Months Ended           Six Months Ended
                                                                                        June 30,                      June 30,
                                                                                ----------------------------------------------------
                                                                                    2009          2008          2009          2008
                                                                                ----------------------------------------------------
                                                                                        (In thousands, except per share data)
Income from real estate operations............................................  $    43,044       41,432       86,354        81,511
Expenses from real estate operations..........................................      (12,670)     (11,526)     (25,261)      (22,365)
                                                                                ----------------------------------------------------
PROPERTY NET OPERATING INCOME.................................................       30,374       29,906       61,093        59,146

Equity in earnings of unconsolidated investment (before depreciation).........          115          112          229           225
Income from discontinued operations (before depreciation and amortization)....            -           65            -           190
Interest income...............................................................           32           27          156            64
Gain on sales of securities...................................................            -            -            -           435
Other income..................................................................           24           21           39           216
Interest expense..............................................................       (7,817)      (7,509)     (15,318)      (14,882)
General and administrative expense............................................       (2,166)      (2,018)      (4,727)       (4,099)
Noncontrolling interest in earnings (before depreciation and amortization)....         (121)        (188)        (335)         (393)
Gain on sale of non-operating real estate.....................................            7            5           15            12
Dividends on Series D preferred shares........................................            -         (656)           -        (1,312)
                                                                                ----------------------------------------------------

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS........................       20,448       19,765       41,152        39,602
Depreciation and amortization from continuing operations......................      (13,310)     (12,617)     (26,354)      (24,992)
Depreciation and amortization from discontinued operations....................            -          (25)           -           (68)
Depreciation from unconsolidated investment...................................          (33)         (33)         (66)          (66)
Noncontrolling interest depreciation and amortization.........................           51           51          102           100
Gain on sale of depreciable real estate investments...........................            -        1,949            -         1,949
                                                                                ----------------------------------------------------

NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC.
   COMMON STOCKHOLDERS........................................................        7,156        9,090       14,834        16,525
Dividends on preferred shares.................................................            -          656            -         1,312
                                                                                ----------------------------------------------------

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC..........................  $     7,156        9,746       14,834        17,837
                                                                                ====================================================

Net income available to common stockholders per diluted share.................  $       .28          .37          .59           .68
Funds from operations available to common stockholders per diluted share......          .80          .80         1.63          1.63

Diluted shares for earnings per share and funds from operations...............       25,413       24,647       25,244        24,238

The Company analyzes the following performance trends in evaluating the progress of the Company:

o The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year. FFO per share for the second quarter of 2009 was $.80 per share, the same as the second quarter of 2008. PNOI increased 1.6% primarily due to additional PNOI of $1,151,000 from newly developed properties and $63,000 from 2008 and 2009 acquisitions, offset by a decrease of $778,000 from same property operations.

     For the six months ended June 30, 2009, FFO was $1.63 per share, the same as the first six months of 2008. PNOI increased 3.3% mainly due to additional PNOI of $2,940,000 from newly developed properties and $542,000 from 2008 and 2009 acquisitions, offset by a decrease of $1,590,000 from same property operations.

o Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties decreased 2.6% for the three months ended June 30, 2009, and decreased 2.8% for the six months.

o Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period. Occupancy at June 30, 2009, was 91.2%. Quarter-end occupancy ranged from 91.2% to 95.0% over the period from June 30, 2008 to June 30, 2009.

o Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space. Rental rate decreases on new and renewal leases (6.5% of total square footage) averaged 5.0% for the second quarter of 2009. For the six months ended June 30, 2009, rental rate decreases on new and renewal leases (11.4% of total square footage) also averaged 5.0%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
     The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired. Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The allocation to tangible assets (land, building and improvements) is based upon management's determination of the value of the property as if it were vacant using discounted cash flow models. The purchase price is also allocated among the following categories of intangible assets: the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and
(ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management's assessment of their respective values. These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
     During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management's estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
     The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs. The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. Currently, the Company's management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years. EastGroup currently has the intent and ability to hold its real estate investments and to hold its land inventory for future development. In the event of impairment, the property's basis would be reduced, and the impairment would be recognized as a current period charge on the Consolidated Statements of Income.

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

FINANCIAL CONDITION

     EastGroup's assets were $1,172,643,000 at June 30, 2009, an increase of $16,438,000 from December 31, 2008. Liabilities increased $1,195,000 to $744,024,000 and equity increased $15,243,000 to $428,619,000 during the same period. The paragraphs that follow explain these changes in detail.


ASSETS

Real Estate Properties
     Real estate properties increased $58,153,000 during the six months ended June 30, 2009, primarily due to the purchase of one operating property and the transfer of seven properties from development, as detailed under Development below.

                                                                                                    Date
        REAL ESTATE PROPERTY ACQUIRED IN 2009                Location              Size           Acquired           Cost (1)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                               (Square feet)                     (In thousands)
        Arville Distribution Center..................      Las Vegas, NV          142,000         05/27/09          $ 11,050

(1) Total cost of the property acquired was $11,050,000, of which $9,998,000 was allocated to real estate properties as indicated above. Intangibles associated with the purchases of real estate were allocated as follows:
     $663,000 to in-place lease intangibles and $389,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets). All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. During the first six months of 2009, the Company expensed acquisition-related costs of $41,000 in connection with the Arville acquisition.


     The Company made capital improvements of $7,694,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations). Also, the Company incurred costs of $2,551,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.


Development
     The investment in development at June 30, 2009, was $130,677,000 compared to $150,354,000 at December 31, 2008. Total capital invested for development during the first six months of 2009 was $20,784,000, which consisted of costs of $18,233,000 as detailed in the development activity table and costs of $2,551,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.
     The Company transferred seven developments to Real Estate Properties during the first six months of 2009 with a total investment of $37,910,000 as of the date of transfer.

                                                                                         Costs Incurred
                                                                         ----------------------------------------------
                                                                            Costs             For the        Cumulative
                                                                         Transferred        Six Months         as of      Estimated
DEVELOPMENT                                                 Size          in 2009 (1)      Ended 6/30/09      6/30/09    Total Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                              (In thousands)
LEASE-UP
  SunCoast III, Fort Myers, FL........................     93,000        $       -              294            7,012          7,900
  Sky Harbor, Phoenix, AZ.............................    264,000                -              903           23,732         26,800
  World Houston 26, Houston, TX.......................     59,000                -              649            3,467          3,600
  12th Street Distribution Center, Jacksonville, FL...    150,000                -              241            5,091          5,300
  Beltway Crossing VII, Houston, TX...................     95,000                -              818            5,031          5,900
  Country Club III & IV, Tucson, AZ...................    138,000                -            2,003           10,050         11,200
  Oak Creek IX,  Tampa, FL............................     86,000                -              688            4,888          5,500
  Blue Heron III, West Palm Beach, FL.................     20,000                -              558            2,456          2,600
                                                        ----------------------------------------------------------------------------
Total Lease-up........................................    905,000                -            6,154           61,727         68,800
                                                        ----------------------------------------------------------------------------

UNDER CONSTRUCTION
  World Houston 29, Houston, TX.......................     70,000                -            2,826            4,712          4,900
  World Houston 30, Houston, TX.......................     88,000                -            3,379            4,970          5,800
                                                        ----------------------------------------------------------------------------
Total Under Construction..............................    158,000                -            6,205            9,682         10,700
                                                        ----------------------------------------------------------------------------

                                                                                         Costs Incurred
                                                                         ----------------------------------------------
                                                                            Costs             For the        Cumulative
                                                                         Transferred        Six Months         as of      Estimated
DEVELOPMENT                                                 Size          in 2009 (1)      Ended 6/30/09      6/30/09    Total Costs
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Square feet)                              (In thousands)

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
  Tucson, AZ..........................................     70,000                -                -              417          3,500
  Tampa, FL...........................................    249,000                -             (110)           3,780         14,600
  Orlando, FL.........................................  1,254,000                -              531           14,984         78,700
  Fort Myers, FL......................................    659,000                -              201           15,215         48,100
  Dallas, TX..........................................     70,000                -               34              604          5,000
  El Paso, TX.........................................    251,000                -                -            2,444          9,600
  Houston, TX.........................................  1,064,000                -            1,537           14,323         68,100
  San Antonio, TX.....................................    595,000                -              307            5,746         37,500
  Charlotte, NC.......................................     95,000                -               54            1,049          7,100
  Jackson, MS.........................................     28,000                -                -              706          2,000
                                                        ----------------------------------------------------------------------------
Total Prospective Development.........................  4,335,000                -            2,554           59,268        274,200
                                                        ----------------------------------------------------------------------------
                                                        5,398,000        $       -           14,913          130,677        353,700
                                                        ============================================================================

DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2009
  40th Avenue Distribution Center, Phoenix, AZ........     90,000        $       -                -            6,539
  Wetmore II, Building B, San Antonio, TX.............     55,000                -               10            3,643
  Beltway Crossing VI, Houston, TX....................    128,000                -              149            5,756
  World Houston 28, Houston, TX.......................     59,000                -            1,850            4,230
  Oak Creek VI,  Tampa, FL............................     89,000                -               55            5,642
  Southridge VIII, Orlando, FL........................     91,000                -              338            6,339
  Techway SW IV, Houston, TX..........................     94,000                -              918            5,761
                                                        -------------------------------------------------------------
Total Transferred to Real Estate Properties...........    606,000        $       -            3,320           37,910  (2)
                                                        =============================================================

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  Represents cumulative costs at the date of transfer.

     Accumulated depreciation on real estate properties increased $21,920,000 during the first six months of 2009 due to depreciation expense on real estate properties.
     A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

LIABILITIES

     Mortgage notes payable increased $26,581,000 during the six months ended June 30, 2009, as a result of a $67,000,000 mortgage loan executed by the Company during the second quarter, which was offset by the repayment of two mortgages of $31,562,000, regularly scheduled principal payments of $8,796,000, and mortgage loan premium amortization of $61,000. In addition, on January 2, 2009, the Company's mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount. See Liquidity and Capital Resources for further discussion of this mortgage note.
     Notes payable to banks decreased $15,779,000 during the six months ended June 30, 2009, as a result of repayments of $149,220,000 exceeding advances of $133,441,000. The Company's credit facilities are described in greater detail under Liquidity and Capital Resources.
     See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses. See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

EQUITY

     During the second quarter of 2009, EastGroup issued 737,041 shares of common stock at an average price of $33.92 per share through its continuous equity program with net proceeds to the Company of $24.6 million. The Company used the proceeds to reduce variable rate bank borrowings. The purpose of the equity program was to better position the Company for growth through future acquisitions while maintaining a strong balance sheet.
     For the six months ended June 30, 2009, distributions in excess of earnings increased $11,734,000 as a result of dividends on common stock of $26,568,000 exceeding net income for financial reporting purposes of $14,834,000. See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008.)

     Net income available to common stockholders for the three and six months ended June 30, 2009, was $7,156,000 ($.28 per basic and diluted share) and $14,834,000 ($.59 per basic and diluted share) compared to $9,090,000 ($.37 per basic and diluted share) and $16,525,000 ($.69 per basic and $.68 per diluted share) for the three and six months ended June 30, 2008. The Company recognized gain on sales of real estate investments, gain on sales of securities, and a gain on involuntary conversion totaling $2,559,000 ($.11 per basic and diluted share) during the six months ended June 30, 2008.
     PNOI for the three months ended June 30, 2009, increased by $468,000, or 1.6%, as compared to the same period in 2008. The increase was primarily attributable to $1,151,000 from newly developed properties and $63,000 from 2008 and 2009 acquisitions, offset by a decrease of $778,000 from same property operations.
     PNOI for the six months ended June 30, 2009, increased by $1,947,000, or 3.3%, as compared to the same period in 2008. The increase was mainly due to $2,940,000 from newly developed properties and $542,000 from 2008 and 2009 acquisitions, offset by a decrease of $1,590,000 from same property operations.
     The increases in PNOI were offset by increased depreciation and amortization expense and other costs as discussed below.
     Expense to revenue ratios were 29.4% and 29.3% for the three and six months ended June 30, 2009, compared to 27.8% and 27.4% for the same periods in 2008. The increase was primarily due to increased bad debt expense and lower occupancy in the first six months of 2009 as compared to the same period last year. The Company's percentages leased and occupied were 92.6% and 91.2%, respectively, at June 30, 2009, compared to 95.6% and 95.0%, respectively, at June 30, 2008.
     General and administrative expense increased $148,000 and $628,000 for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increases were primarily attributable to a decrease in capitalized development costs due to a slowdown in the Company's development program.
     The following table presents the components of interest expense for the three and six months ended June 30, 2009 and 2008:

                                                                       Three Months Ended                   Six Months Ended
                                                                             June 30,                           June 30,
                                                                 -------------------------------------------------------------------
                                                                                        Increase                          Increase
                                                                   2009       2008     (Decrease)      2009      2008    (Decrease)
                                                                --------------------------------------------------------------------
                                                                              (In thousands, except rates of interest)
Average bank borrowings.......................................  $ 117,744     97,122      20,622    125,590    124,514       1,076
Weighted average variable interest rates
  (excluding loan cost amortization)..........................      1.48%      3.77%                  1.47%      4.24%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization).....  $     435        910        (475)       917      2,626      (1,709)
Amortization of bank loan costs...............................         74         74           -        148        148           -
                                                                --------------------------------------------------------------------
Total variable rate interest expense..........................        509        984        (475)     1,065      2,774      (1,709)
                                                                --------------------------------------------------------------------

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)........      8,872      8,001         871     17,273     15,136       2,137
Amortization of mortgage loan costs...........................        183        172          11        378        325          53
                                                                --------------------------------------------------------------------
Total fixed rate interest expense.............................      9,055      8,173         882     17,651     15,461       2,190
                                                                --------------------------------------------------------------------

Total interest................................................      9,564      9,157         407     18,716     18,235         481
Less capitalized interest.....................................     (1,747)    (1,648)        (99)    (3,398)    (3,353)        (45)
                                                                --------------------------------------------------------------------

TOTAL INTEREST EXPENSE........................................  $   7,817      7,509         308     15,318     14,882         436
                                                                ====================================================================

     Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense. Despite the increase in average bank borrowings, the Company's weighted average variable interest rates in the first six months of 2009 were significantly lower than in 2008, thereby decreasing variable rate interest expense.

     The increase in mortgage interest expense in 2009 was primarily due to the Company's new mortgages detailed in the table below.

     NEW MORTGAGES IN 2008 AND 2009                                     Interest Rate      Date       Maturity Date       Amount
     -------------------------------------------------------------------------------------------------------------------------------
     Beltway II, III & IV, Eastlake, Fairgrounds I-IV, Nations
       Ford I-IV, Techway Southwest III, Westinghouse,
       Wetmore I-IV and World Houston 15 & 22.......................        5.500%       03/19/08       04/05/15       $  78,000,000
     Southridge XII, Airport Commerce Center I & II,
       Interchange Park, Ridge Creek III, World Houston
       24, 25 & 27 and Waterford Distribution Center................        5.750%       12/09/08       01/05/14          59,000,000
     Tower Automotive Center (1)....................................        6.030%       01/02/09       01/15/11           9,365,000
     Dominguez, Kingsview, Walnut, Washington,
       Industry I & III and Shaw....................................        7.500%       05/05/09       05/05/19          67,000,000
                                                                        -------------                                 --------------
       Weighted Average/Total Amount................................        6.220%                                     $ 213,365,000
                                                                        =============                                 ==============

(1) The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount. See the table below for details on the previous mortgage.

     These increases were offset by regularly scheduled principal payments and the repayments of three mortgages in 2009 as shown in the following table:

                                                                   Interest          Date
     MORTGAGE LOANS REPAID IN 2009                                   Rate           Repaid       Payoff Amount
     ------------------------------------------------------------------------------------------------------------
     Tower Automotive Center (1).............................       8.020%         01/02/09      $     9,365,000
     Dominguez, Kingsview, Walnut, Washington, Industry
       Distribution Center I and Shaw........................       6.800%         02/13/09           31,357,000
     Oak Creek I.............................................       8.875%         06/01/09              205,000
                                                                   --------                      ----------------
       Weighted Average/Total Amount.........................       7.090%                       $    40,927,000
                                                                   ========                      ================

(1) The Tower Automotive Center mortgage was repaid and replaced with another mortgage note payable for the same amount. See the new mortgage detailed in the new mortgages table above.

     Depreciation and amortization for continuing operations increased $693,000 and $1,362,000 for the three and six months ended June 30, 2009, as compared to the same periods in 2008. These increases were primarily due to properties acquired and transferred from development during 2008 and 2009.
     NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs. Straight-lining of rent for continuing operations increased income by $339,000 and $405,000 for the three and six months ended June 30, 2009, compared to $132,000 and $412,000 for the same periods in 2008.

Capital Expenditures
     Capital expenditures for operating properties for the three and six months ended June 30, 2009 and 2008 were as follows:

                                                                  Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                   Estimated    ----------------------------------------------------
                                                  Useful Life     2009          2008          2009         2008
                                                  ------------------------------------------------------------------
                                                                                   (In thousands)
        Upgrade on Acquisitions................     40 yrs      $      4           19             4           50
        Tenant Improvements:
          New Tenants..........................    Lease Life      1,458        1,268         2,833        3,356
          New Tenants (first generation) (1)...    Lease Life        471          238           531          241
          Renewal Tenants......................    Lease Life        252          650           536        1,162
        Other:
          Building Improvements................     5-40 yrs         591        1,122         1,401        1,304
          Roofs................................     5-15 yrs         875          723         1,571          831
          Parking Lots.........................      3-5 yrs         411          237           475          775
          Other................................       5 yrs          117           32           343          103
                                                                ----------------------------------------------------
            Total capital expenditures.........                 $  4,179        4,289         7,694        7,822
                                                                ====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.

Capitalized Leasing Costs
     The Company's leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense. Capitalized leasing costs for the three and six months ended June 30, 2009 and 2008 were as follows:

                                                                  Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                   Estimated    ----------------------------------------------------
                                                  Useful Life     2009          2008          2009         2008
                                                  ------------------------------------------------------------------
                                                                                   (In thousands)

        Development..........................     Lease Life    $    630         1,296            974        2,129
        New Tenants..........................     Lease Life         907           618          1,394        1,089
        New Tenants (first generation) (1)...     Lease Life          46            51             50           58
        Renewal Tenants......................     Lease Life         869           646          1,649          885
                                                                ----------------------------------------------------
          Total capitalized leasing costs....                   $  2,452         2,611          4,067        4,161
                                                                ====================================================

        Amortization of leasing costs (2)....                   $  1,598         1,383          3,178        2,837
                                                                ====================================================

(1) First generation refers to space that has never been occupied under EastGroup's ownership.
(2)  Includes discontinued operations.


Discontinued Operations
     The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.
     The following table presents the components of revenue and expense for the properties sold or held for sale during the three and six months ended June 30, 2009 and 2008. There were no sales of properties during the first six months of 2009 nor were any properties considered to be held for sale at June 30, 2009. EastGroup sold North Stemmons I during the second quarter of 2008 and Delp Distribution Center III during the third quarter of 2008. The Company has reclassified the operations of these entities to Discontinued Operations as shown in the following table.

                                                                           Three Months Ended    Six Months Ended
                                                                                June 30,             June 30,
                                                                          ------------------------------------------
DISCONTINUED OPERATIONS                                                     2009       2008      2009       2008
--------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Income from real estate operations...................................     $     -         97          -        264
Expenses from real estate operations.................................           -        (32)         -        (74)
                                                                          ------------------------------------------
  Property net operating income from discontinued operations.........           -         65          -        190

Depreciation and amortization........................................           -        (25)         -        (68)
                                                                          ------------------------------------------

Income from real estate operations...................................           -         40          -        122
  Gain on sales of real estate investments...........................           -      1,949          -      1,949
                                                                          ------------------------------------------

Income from discontinued operations..................................     $     -      1,989          -      2,071
                                                                          ==========================================

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) deferred for one year the fair value measurement requirements contained in SFAS No. 157, Fair Value Measurements, for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These provisions, which are included in FASB Staff Position (FSP) FAS 157-2, were effective for fiscal years beginning after November 15, 2008. The adoption of these provisions in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which retains the fundamental requirements in SFAS No. 141 and requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date. In addition, Statement 141R requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin (ARB) No. 51. Statement 160 provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of Statement 160 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No.
133. SFAS No. 161 requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009.
     During 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     Also in 2008, the Emerging Issues Task Force (EITF) issued EITF 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-6 in 2009 had an immaterial impact on the Company's overall financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 was effective for interim reporting periods ending after June 15, 2009, and the Company adopted this FSP and provided the disclosures for the period ended June 30, 2009.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Standard requires the disclosure of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this Statement for the period ended June 30, 2009.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and the Company anticipates that the adoption of this Statement will have an immaterial impact on its overall financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $39,579,000 for the six months ended June 30, 2009. The primary other sources of cash were from bank borrowings, mortgage note proceeds, and proceeds from common stock offerings. The Company distributed $26,516,000 in common stock dividends during the six months ended June 30, 2009. Other primary uses of cash were for bank debt repayments, mortgage note repayments, construction and development of properties, purchases of real estate, and capital improvements at various properties.
     Total debt at June 30, 2009 and December 31, 2008 is detailed below. The Company's bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2009 and December 31, 2008.

                                                            June 30, 2009    December 31, 2008
                                                          -------------------------------------
                                                                      (In thousands)
        Mortgage notes payable - fixed rate.........      $       612,387            585,806
        Bank notes payable - floating rate..........               94,107            109,886
                                                          -------------------------------------
           Total debt...............................      $       706,494            695,692
                                                          =====================================

     The Company has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012. The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points. The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points. The line of credit has an option for a one-year extension at the Company's request. Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders. At June 30, 2009, the weighted average interest rate was 1.014% on a balance of $90,000,000. At August 4, 2009, the Company's weighted average interest rate was 0.990% on a balance of $85,000,000. The Company had an additional $115,000,000 remaining on this line of credit on August 4, 2009.
     The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012. This credit facility is customarily used for working capital needs. The interest rate on this working cash line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement). Under this facility, the Company's current interest rate is LIBOR plus 75 basis points with no annual facility fee. At June 30, 2009, the interest rate was 1.059% on a balance of $4,107,000. At August 4, 2009, the interest rate was 1.026% on a balance of $1,338,000. The Company had an additional $23,662,000 remaining on this line of credit on August 4, 2009.
     As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate first mortgage debt to replace the short-term bank borrowings.
     The current economic situation is impacting lenders, and it is more difficult to obtain financing. Loan proceeds as a percentage of property value is decreasing, and long-term interest rates are increasing. The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2009 and 2010. The Company also believes that it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.
     On May 5, 2009, EastGroup closed on a $67 million, limited recourse first mortgage loan secured by properties containing 1.7 million square feet. The loan has a recourse liability of $5 million which may be released based on the secured properties obtaining certain base rent amounts. The loan has a fixed interest rate of 7.5%, a 10-year term and a 20-year amortization schedule. The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.
     During the second quarter of 2009, EastGroup issued 737,041 shares of common stock at an average price of $33.92 per share through its continuous equity program with net proceeds to the Company of $24.6 million. The Company used the proceeds to reduce variable rate bank borrowings. The purpose of the equity program was to better position the Company for growth through future acquisitions while maintaining a strong balance sheet.
     On January 2, 2009, the mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount. The previous recourse mortgage was a variable rate demand note, and EastGroup had entered into a swap agreement to fix the LIBOR rate. In the fourth quarter of 2008, the bond spread over LIBOR required to re-market the notes increased from a historical range of 3 to 25 basis points to a range of 100 to 500 basis points. Due to the volatility of the bond spread costs, EastGroup redeemed the note and replaced it with a recourse mortgage with a bank on the same payment terms except for the interest rate. The effective interest rate on the previous note was 5.30% until the fourth quarter of 2008 when the weighted average rate was 8.02%. The effective rate on the new note, including the swap, is 6.03%.
     The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and
(ix) any other normal business activities of the Company, both in the short- and long-term.

Contractual Obligations
     EastGroup's fixed, noncancelable obligations as of December 31, 2008, did not materially change during the six months ended June 30, 2009, except for the increase in mortgage notes payable and the decrease in bank borrowings discussed above.

INFLATION AND OTHER ECONOMIC CONSIDERATIONS

     Most of the Company's leases include scheduled rent increases. Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.
     EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may impact the Company's ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space. In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents the Company can charge to re-lease properties upon expiration of current leases. In all of these cases, EastGroup's cash flow would be adversely affected.

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

                                        July-Dec.
                                          2009       2010      2011      2012      2013    Thereafter     Total       Fair Value
                                        --------------------------------------------------------------------------------------------
Fixed rate debt (1) (in thousands)....  $  9,427    19,754    86,663    63,940    55,197    377,406      612,387        580,501  (2)
Weighted average interest rate........     6.01%     6.02%     7.01%     6.64%     5.15%      5.92%        6.08%
Variable rate debt (in thousands).....  $      -         -         -    94,107         -          -       94,107         84,281  (3)
Weighted average interest rate........         -         -         -     1.02%         -          -        1.02%

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

     As the table above incorporates only those exposures that existed as of June 30, 2009, it does not consider those exposures or positions that could arise after that date. If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 10 basis points, interest expense and cash flows would increase or decrease by approximately $94,000 annually.
     The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company's $9,365,000 Tower Automotive Center recourse mortgage, which is summarized in the table below. Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount. This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan. Changes in the fair value of the swap are recognized in accumulated other comprehensive gain (loss). The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

                    Current                                      Fixed
      Type of       Notional      Maturity                      Interest      Effective        Fair Value       Fair Value
       Hedge         Amount         Date      Reference Rate      Rate      Interest Rate      at 6/30/09       at 12/31/08
      ------------------------------------------------------------------------------------------------------------------------------
                 (In thousands)                                                                      (In thousands)
        Swap        $ 9,365       12/31/10    1 month LIBOR       4.03%         6.03%            ($419)           ($522)

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements. Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; the availability of financing; natural disasters and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated, or that acquisitions may not close as scheduled, and those additional factors discussed under "Item 1A. Risk Factors" in this report and in the Company's Annual Report on Form 10-K. Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements. See also the information contained in the Company's reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 4. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(ii) Changes in Internal Control Over Financial Reporting.

     There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1A. RISK FACTORS.

     There have been no material changes to the risk factors disclosed in EastGroup's Form 10-K for the year ended December 31, 2008. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in the 2008 Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 27, 2009, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, D. Pike Aloian, H.C. Bailey, Jr., Hayden C. Eaves III, Fredric H. Gould, David H. Hoster II, Mary E. McCormick, David M. Osnos and Leland R. Speed were elected directors of the Company, each to serve until the 2010 Annual Meeting. The following is a summary of the voting for directors:

                                               Common Stock
                                       -----------------------------
        Nominee                          Vote For     Vote Withheld
        ------------------------------------------------------------
        D. Pike Aloian                  23,213,571         78,409
        H.C. Bailey, Jr.                22,911,475        380,505
        Hayden C. Eaves III             23,213,188         78,792
        Fredric H. Gould                22,995,089        296,891
        David H. Hoster II              23,005,184        286,796
        Mary E. McCormick               23,214,370         77,610
        David M. Osnos                  22,911,588        380,392
        Leland R. Speed                 22,945,398        346,582

     In addition, the stockholders voted to ratify the appointment of KPMG LLP as the Company's independent registered public accounting firm for the 2009 fiscal year. The results of the voting are set forth below:

                                                    Vote For       Vote Against     Vote Abstained
                                                 --------------------------------------------------
        Ratification of Independent Registered     22,943,467         325,188           23,325
        Public Accounting Firm

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

Date:  August 5, 2009

                         EASTGROUP PROPERTIES, INC.

                         By:  /s/ BRUCE CORKERN
                              ---------------------
                              Bruce Corkern, CPA
                              Senior Vice President, Controller and
                              Chief Accounting Officer


                         By:  /s/ N. KEITH MCKEY
                              ---------------------
                              N. Keith McKey, CPA
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary