Form 10-Q
period 2009-09-30
EASTGROUP PROPERTIES INC
filed 2009-11-02
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009                                       COMMISSION FILE NUMBER 1-07094

EASTGROUP PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	13-2711135
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

190 EAST CAPITOL STREET
SUITE 400
JACKSON, MISSISSIPPI	39201
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (601) 354-3555

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )     Smaller Reporting Company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 30, 2009 was 26,130,840.

EASTGROUP PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

EASTGROUP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate properties	$1,361,357	1,252,282
Development	95,244	150,354
	1,456,601	1,402,636
Less accumulated depreciation	(343,718)	(310,351)
	1,112,883	1,092,285

Unconsolidated investment	2,720	2,666
Cash	124	293
Other assets	63,556	60,961
TOTAL ASSETS	$1,179,283	1,156,205

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$607,608	585,806
Notes payable to banks	100,464	109,886
Accounts payable and accrued expenses	29,506	32,838
Other liabilities	14,315	14,299
Total Liabilities	751,893	742,829

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 26,110,174 shares issued and outstanding at September 30, 2009 and 25,070,401 at December 31, 2008	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	561,391	528,452
Distributions in excess of earnings	(136,188)	(117,093)
Accumulated other comprehensive loss	(386)	(522)
Total Stockholders’ Equity	424,820	410,840
Noncontrolling interest in joint ventures	2,570	2,536
Total Equity	427,390	413,376
TOTAL LIABILITIES AND EQUITY	$1,179,283	1,156,205

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Income from real estate operations	$43,164	42,904	129,518	124,415
Other income	22	16	61	232
	43,186	42,920	129,579	124,647
EXPENSES
Expenses from real estate operations	12,735	12,193	37,996	34,559
Depreciation and amortization	13,587	13,436	39,941	38,428
General and administrative	2,246	2,250	6,973	6,349
	28,568	27,879	84,910	79,336
OPERATING INCOME	14,618	15,041	44,669	45,311
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	82	80	245	239
Gain on sales of non-operating real estate	8	301	23	313
Gain on sales of securities	–	–	–	435
Interest income	73	125	229	189
Interest expense	(8,537)	(7,596)	(23,855)	(22,478)
INCOME FROM CONTINUING OPERATIONS	6,244	7,951	21,311	24,009
DISCONTINUED OPERATIONS
Income from real estate operations	–	7	–	130
Gain on sales of real estate investments	–	83	–	2,032
INCOME FROM DISCONTINUED OPERATIONS	–	90	–	2,162

NET INCOME	6,244	8,041	21,311	26,171
Net income attributable to noncontrolling interest in joint ventures	(97)	(169)	(330)	(462)

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.	6,147	7,872	20,981	25,709
Dividends on Series D preferred shares	–	14	–	1,326
Costs on redemption of Series D preferred shares	–	682	–	682
NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$6,147	7,176	20,981	23,701

BASIC PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$.24	.29	.83	.88
Income from discontinued operations	.00	.00	.00	.09
Net income available to common stockholders	$.24	.29	.83	.97
Weighted average shares outstanding	25,811	24,908	25,381	24,362

DILUTED PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$.24	.29	.82	.88
Income from discontinued operations	.00	.00	.00	.09
Net income available to common stockholders	$.24	.29	.82	.97
Weighted average shares outstanding	25,916	25,069	25,473	24,517

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$6,147	7,086	20,981	21,539
Income from discontinued operations	–	90	–	2,162
Net income available to common stockholders	$6,147	7,176	20,981	23,701

Dividends declared per common share	$.52	.52	1.56	1.56

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	EastGroup Properties, Inc.
				Accumulated
		Additional	Distributions	Other	Noncontrolling
	Common	Paid-In	In Excess	Comprehensive	Interest in
	Stock	Capital	Of Earnings	Loss	Joint Ventures	Total

BALANCE, DECEMBER 31, 2008	$3	528,452	(117,093)	(522)	2,536	413,376
Comprehensive income
Net income	–	–	20,981	–	330	21,311
Net unrealized change in fair value of interest rate swap	–	–	–	136	–	136
Total comprehensive income						21,447
Common dividends declared – $1.56 per share	–	–	(40,076)	–	–	(40,076)
Stock-based compensation, net of forfeitures	–	1,569	–	–	–	1,569
Issuance of 882,980 shares of common stock, common stock offering, net of expenses	–	30,165	–	–	–	30,165
Issuance of 55,436 shares of common stock, options exercised	–	1,135	–	–	–	1,135
Issuance of 6,146 shares of common stock, dividend reinvestment plan	–	199	–	–	–	199
Withheld 3,628 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(129)	–	–	–	(129)
Distributions to noncontrolling interest	–	–	–	–	(296)	(296)
BALANCE, SEPTEMBER 30, 2009	$3	561,391	(136,188)	(386)	2,570	427,390

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net income attributable to EastGroup Properties, Inc.	$20,981	25,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	39,941	38,428
Depreciation and amortization from discontinued operations	–	71
Noncontrolling interest depreciation and amortization	(153)	(151)
Amortization of mortgage loan premiums	(91)	(90)
Gain on sales of land and real estate investments	(23)	(2,345)
Gain on sales of securities	–	(435)
Amortization of discount on mortgage loan receivable	(10)	(52)
Stock-based compensation expense	1,344	1,668
Equity in earnings of unconsolidated investment, net of distributions	(55)	(39)
Changes in operating assets and liabilities:
Accrued income and other assets	4,164	2,423
Accounts payable, accrued expenses and prepaid rent	2,200	4,080
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,298	69,267

INVESTING ACTIVITIES
Real estate development	(26,320)	(58,357)
Purchases of real estate	(17,725)	(46,282)
Real estate improvements	(11,688)	(10,705)
Proceeds from sales of real estate investments	–	11,720
Advances on mortgage loans receivable	–	(4,994)
Repayments on mortgage loans receivable	23	863
Purchases of securities	–	(7,534)
Proceeds from sales of securities	–	7,969
Changes in accrued development costs	(5,022)	(5,592)
Changes in other assets and other liabilities	(6,352)	(6,399)
NET CASH USED IN INVESTING ACTIVITIES	(67,084)	(119,311)

FINANCING ACTIVITIES
Proceeds from bank borrowings	175,313	251,197
Repayments on bank borrowings	(184,735)	(249,114)
Proceeds from mortgage notes payable	76,365	78,000
Principal payments on mortgage notes payable	(54,472)	(12,138)
Debt issuance costs	(427)	(1,686)
Distributions paid to stockholders	(39,936)	(40,319)
Redemption of Series D preferred shares	–	(33,008)
Proceeds from common stock offerings	25,623	57,198
Proceeds from exercise of stock options	1,135	526
Proceeds from dividend reinvestment plan	199	212
Other	(448)	(283)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,383)	50,585

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(169)	541
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	293	724
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124	1,265

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $4,714 and $5,044 for 2009 and 2008, respectively	$22,842	22,122
Fair value of common stock awards issued to employees and directors, net of forfeitures	2,444	1,248

See accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2008 annual report on Form 10-K and the notes thereto.
Certain reclassifications have been made in the 2008 consolidated financial statements to conform to the 2009 presentation.

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2008 and September 30, 2009, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  REAL ESTATE PROPERTIES

EastGroup has one reportable segment – industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2009 and December 31, 2008, the Company determined that no impairment charges on the Company’s real estate properties were necessary.
Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $11,447,000 and $33,367,000 for the three and nine months ended September 30, 2009, respectively, and $10,953,000 and $31,473,000 for the same periods in 2008.
The Company’s real estate properties at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Real estate properties:
Land	$207,787	187,617
Buildings and building improvements	939,503	867,506
Tenant and other improvements	214,067	197,159
Development	95,244	150,354
	1,456,601	1,402,636
Less accumulated depreciation	(343,718)	(310,351)
	$1,112,883	1,092,285

(5)  DEVELOPMENT

 During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs ceases.  The properties are then transferred to real estate properties, and depreciation commences on the entire property (excluding the land).

(6)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

Upon acquisition of real estate properties, the Company applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, which requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received.  The Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models.
The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $574,000 and $1,830,000 for the three and nine months ended September 30, 2009, respectively, and $927,000 and $2,630,000 for the same periods in 2008.  Amortization of above and below market leases was immaterial for all periods presented.
During the second quarter of 2009, the Company acquired one operating property, Arville Distribution Center in Las Vegas.  During the third quarter, EastGroup acquired three operating properties, Interstate Distribution Center V, VI, and VII in Dallas, in a single transaction.  The Company purchased these properties for a total cost of $17,725,000, of which $15,957,000 was allocated to real estate properties.  The Company allocated $6,757,000 of the total purchase price to land using third party land valuations for the Las Vegas and Dallas markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 12 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $1,207,000 to in-place lease intangibles, $568,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $7,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first nine months of 2009, the Company expensed acquisition-related costs of $41,000 in connection with the Arville Distribution Center acquisition and $74,000 in connection with the Interstate Distribution Center V, VI, and VII acquisition.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.
The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no material impairment of goodwill and other intangibles existed at September 30, 2009 and December 31, 2008.

(7)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment, including when it is probable that the property will be sold within a year.  A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk.  Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under the Codification, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income.  Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.
The Company sold no real estate properties during the first nine months of 2009 and had no real estate properties that were considered to be held for sale at September 30, 2009.
During the nine months ended September 30, 2008, EastGroup received a condemnation award from the State of Texas for its North Stemmons I property in Dallas.  The Company recognized a gain of $1,949,000 as a result of this transaction.  In addition, the Company sold one operating property, Delp Distribution Center III in Memphis, and recognized a gain of $83,000.

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	September 30, 2009	December 31, 2008
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$21,641	20,866
Straight-line rent receivable, net of allowance for doubtful accounts	15,705	14,914
Accounts receivable, net of allowance for doubtful accounts	2,555	4,094
Acquired in-place lease intangibles, net of accumulated amortization of $5,382 and $5,626 for 2009 and 2008, respectively	3,747	4,369
Mortgage loans receivable, net of discount of $71 and $81 for 2009 and 2008, respectively	4,159	4,174
Loan costs, net of accumulated amortization	3,898	4,246
Goodwill	990	990
Prepaid expenses and other assets	10,861	7,308
	$63,556	60,961

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2009	December 31, 2008
	(In thousands)

Property taxes payable	$18,052	11,136
Development costs payable	2,105	7,127
Interest payable	2,783	2,453
Dividends payable	1,398	1,257
Other payables and accrued expenses	5,168	10,865
	$29,506	32,838

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:
	September 30, 2009	December 31, 2008
	(In thousands)

Security deposits	$7,501	7,560
Prepaid rent and other deferred income	5,863	5,430
Other liabilities	951	1,309
	$14,315	14,299

 (11)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss are presented in the Company’s Consolidated Statement of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swap.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(419)	(99)	(522)	(56)
Change in fair value of interest rate swap	33	(27)	136	(70)
Balance at end of period	$(386)	(126)	(386)	(126)

 (12)  DERIVATIVES AND HEDGING ACTIVITIES

  The Company’s interest rate swap is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities.  ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).  The fair value of the Company’s interest rate swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This market information is considered a Level 2 input as defined by ASC 820.
On January 1, 2009, the Company adopted provisions included in ASC 815, Derivatives and Hedging, which require all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  EastGroup has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $9,175,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap are recognized in accumulated other comprehensive gain (loss) (see Note 11).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 9/30/09	Fair Value at 12/31/08
	(In thousands)					(In thousands)
Swap	$9,175	12/31/10	1 month LIBOR	4.03%	6.03%	$(386)	$(522)

 (13)  EARNINGS PER SHARE

Basic earnings per share (EPS) represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.
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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
BASIC EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Numerator – net income available to common stockholders	$6,147	7,176	20,981	23,701
Denominator – weighted average shares outstanding	25,811	24,908	25,381	24,362
DILUTED EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Numerator – net income available to common stockholders	$6,147	7,176	20,981	23,701
Denominator:
Weighted average shares outstanding	25,811	24,908	25,381	24,362
Common stock options	14	56	20	60
Nonvested restricted stock	91	105	72	95
Total Shares	25,916	25,069	25,473	24,517

 (14)  STOCK-BASED COMPENSATION

Management Incentive Plan
The Company has a management incentive plan which was approved by the shareholders and adopted in 2004.  This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock.  Total shares available for grant were 1,597,796 at September 30, 2009.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
Stock-based compensation was $465,000 and $1,326,000 for the three and nine months ended September 30, 2009, respectively, of which $55,000 and $164,000 were capitalized as part of the Company’s development costs.  For the three and nine months ended September 30, 2008, stock-based compensation was $929,000 and $2,195,000, respectively, of which $310,000 and $666,000 were capitalized as part of the Company’s development costs.

Restricted Stock
In the second quarter of 2009, the Company’s Board of Directors approved an equity compensation plan for its executive officers.  The number of shares to be awarded will depend on the Compensation Committee's evaluation of the Company's achievement of a variety of performance goals for the year.  The evaluation is for the year ending December 31, 2009, therefore any shares issued upon attainment of these goals will be issued after that date.  The number of shares to be issued will range from zero to 61,426.  These shares will vest 20% on the date shares are determined and awarded and 20% per year on January 1 for the subsequent four years.
Also in the second quarter of 2009, EastGroup’s Board of Directors approved an equity compensation plan for the Company’s executive officers based on EastGroup’s total shareholder return for the period ending December 31, 2009.  Any shares issued pursuant to this equity compensation plan will be issued after that date.  The number of shares to be issued will range from zero to 61,426.  These shares will vest 25% per year on January 1 in years 2013, 2014, 2015 and 2016.
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  The table does not include shares in the 2009 equity compensation plans that are contingent on certain performance goals and market conditions.  Of the shares that vested in the first quarter of 2009, 3,628 shares were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2009 was $747,000.  There were no shares that vested during the second or third quarters of 2009.

Restricted Stock Activity:	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	156,050	$37.07	87,685	$36.95
Granted (1)	–	–	92,555	39.40
Forfeited	–	–	(790)	23.67
Vested	–	–	(23,400)	31.93
Nonvested at end of period	156,050	37.07	156,050	37.07

(1)
Primarily represents shares issued in March 2009 that were granted in 2008 subject to the satisfaction of annual performance goals and in 2006 subject to the satisfaction of performance goals over a three-year period.

Directors Equity Plan
The Company has a directors equity plan that was approved by shareholders and adopted in 2005 and was further amended by the Board of Directors in May 2008, which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  Stock-based compensation expense for directors was $60,000 and $182,000 for the three and nine months ended September 30, 2009, respectively, and $61,000 and $139,000 for the same periods in 2008.

 (15) RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus, impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders and service debt or meet other financial obligations.

 (16) RECENT ACCOUNTING PRONOUNCEMENTS

The FASB deferred for one year the fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  These provisions, which are included in ASC 820, Fair Value Measurements and Disclosures, were effective for fiscal years beginning after November 15, 2008.  The adoption of these provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
In December 2007, the FASB issued guidance in ASC 805, Business Combinations, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date.  In addition, the Codification requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of these provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
Also in December 2007, the FASB issued guidance in ASC 810, Consolidation, which provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  These provisions were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of the provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
In March 2008, the FASB issued updated guidance in ASC 815, Derivatives and Hedging, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  The Company adopted the guidance on January 1, 2009.
During 2008, the FASB issued guidance in ASC 350, Intangibles – Goodwill and Other, which requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of the provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
Also in 2008, additional guidance was issued in ASC 323, Investments – Equity Method and Joint Ventures, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments.  The guidance was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of the provisions had an immaterial impact on the Company’s overall financial position and results of operations.
In April 2009, the FASB issued guidance in ASC 825, Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as for annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  The provisions were effective for interim reporting periods ending after June 15, 2009, and the Company adopted the provisions and provided the disclosures beginning with the period ended June 30, 2009.
In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The guidance requires the disclosure of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  In addition, entities are required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this guidance beginning with the period ended June 30, 2009.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new FASB Accounting Standards Codification structure.
In August 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value through a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets.  Entities are also permitted to use other valuation techniques that are consistent with the principles of ASC 820.  The guidance provided in this update was effective for the first reporting period beginning after issuance, and the Company’s adoption of this guidance had an immaterial impact on its overall financial position and results of operations.

 (17)  FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).  The Company’s interest rate swap, as discussed in Note 12, is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities.  The fair value of the interest rate swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This market information is considered a Level 2 input as defined by ASC 820.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820, at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$124	124	293	293
Mortgage loans receivable, net of discount	4,159	4,173	4,174	4,189
Financial Liabilities
Mortgage notes payable	607,608	594,107	585,806	555,096
Notes payable to banks	100,464	94,425	109,886	101,484

Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents:  The carrying amounts approximate fair value due to the short maturity of those instruments.
Mortgage loans receivable, net of discount (included in Other Assets on the Consolidated Balance Sheets):  The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Mortgage notes payable: The fair value of the Company’s mortgage notes payable is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.
Notes payable to banks: The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates.

 (18)  SUBSEQUENT EVENTS

The Company has evaluated and disclosed in the paragraphs below all material subsequent events that provide additional evidence about conditions that existed as of September 30, 2009.  The Company evaluated these subsequent events through November 2, 2009, the date on which the financial statements contained herein were issued.
During the fourth quarter of 2008, EastGroup acquired 94.3 acres of developable land in Orlando for $9.1 million.  The Company is currently under contract to purchase an additional 35.9 acres in a second phase of this acquisition for $5 million.  This transaction is expected to close during the fourth quarter of 2009.

EastGroup is under contract to sell a vacant 62,000 square foot building in El Paso, Texas.  The closing of the sale is projected to occur during the fourth quarter and is contingent upon the City of El Paso’s approval of the transfer of the ground lease associated with the property.  The transaction is not expected to generate a material gain.
Since September 30, 2009, EastGroup has issued an additional 20,666 shares of common stock through its continuous equity program at an average price of $38.56 per share.  For the year, the Company has issued a total of 903,646 shares at an average price of $34.84 with net proceeds to the Company of $31.0 million.  The proceeds were used to reduce variable rate bank borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona and California.
The Company believes that the slowdown in the economy has affected and will continue to affect its operations.  The Company has experienced decreases in occupancy and rental rates and has no plans for development starts.  The current economic situation is also impacting lenders, and it is more difficult to obtain financing.  Loan proceeds as a percentage of property value has decreased, and long-term interest rates have increased. The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2009 and 2010.  The Company also believes that it can obtain mortgage financing from insurance companies and financial institutions and issue common equity as evidenced by the closing of a $67 million mortgage loan in May and the continuous equity offering program, which provided net proceeds to the Company of $30.2 million in the first nine months of 2009, as described in Liquidity and Capital Resources.
The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the nine months ended September 30, 2009, leases on 3,628,000 square feet (13.4%) of EastGroup’s total square footage of 27,073,000 expired, and the Company was successful in renewing or re-leasing 74% of the expiring square feet.  In addition, EastGroup leased 1,333,000 square feet of other vacant space during this period.  During the nine months ended September 30, 2009, average rental rates on new and renewal leases decreased by 5.5%.
EastGroup’s total leased percentage was 90.8% at September 30, 2009, compared to 95.1% at September 30, 2008.  Leases scheduled to expire for the remainder of 2009 were 3.1% of the portfolio on a square foot basis at September 30, 2009, and this figure was reduced to 1.6% as of October 30, 2009.
Property net operating income (PNOI) from same properties decreased 3.9% for the quarter ended September 30, 2009, as compared to the same quarter in 2008.  For the nine months ended September 30, 2009, PNOI from same properties decreased 3.4% as compared to the same period in 2008.
The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first nine months of 2009, EastGroup purchased four operating properties for a total of $17,725,000.  These properties, which contain 368,000 square feet, are located in Las Vegas and Dallas.
EastGroup continues to see targeted development as a major contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  EastGroup’s development activity has slowed considerably as a result of current market conditions.  The Company had no development starts in the first nine months of 2009 and currently has no plans to start construction on new developments for the remainder of the year.  During the nine months ended September 30, 2009, the Company transferred eleven properties (1,092,000 square feet) with aggregate costs of $77.1 million at the date of transfer from development to real estate properties.  These properties, which were collectively 66.8% leased as of October 30, 2009, are located in Phoenix, Arizona; Houston and San Antonio, Texas; and Ft. Myers, Orlando and Tampa, Florida.
During the first nine months of 2009, the Company funded its acquisition and development programs through its $225 million lines of credit, the closing of a $67 million mortgage, and the proceeds from its $30.2 million common stock offering (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace short-term bank borrowings.
EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations available to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.
PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company’s real estate investments. The Company believes that the exclusion of depreciation and amortization in the industry’s calculation of PNOI provides a supplemental indicator of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs).  The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses.  The Company’s success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.

Real estate income is comprised of rental income, pass-through income and other real estate income including lease termination fees.  Property operating expenses are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents, on a comparative basis for the three and nine months ended September 30, 2009 and 2008, reconciliations of PNOI and FFO Available to Common Stockholders to Net Income Attributable to EastGroup Properties, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Income from real estate operations	$43,164	42,904	129,518	124,415
Expenses from real estate operations	(12,735)	(12,193)	(37,996)	(34,559)
PROPERTY NET OPERATING INCOME	30,429	30,711	91,522	89,856
Equity in earnings of unconsolidated investment (before depreciation)	115	113	344	338
Income from discontinued operations (before depreciation and amortization)	–	10	–	201
Interest income	73	125	229	189
Gain on sales of securities	–	–	–	435
Other income	22	16	61	232
Interest expense	(8,537)	(7,596)	(23,855)	(22,478)
General and administrative expense	(2,246)	(2,250)	(6,973)	(6,349)
Noncontrolling interest in earnings (before depreciation and amortization)	(148)	(220)	(483)	(613)
Gain on sale of non-operating real estate	8	301	23	313
Dividends on Series D preferred shares	–	(14)	–	(1,326)
Costs on redemption of Series D preferred shares	–	(682)	–	(682)
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	19,716	20,514	60,868	60,116
Depreciation and amortization from continuing operations	(13,587)	(13,436)	(39,941)	(38,428)
Depreciation and amortization from discontinued operations	–	(3)	–	(71)
Depreciation from unconsolidated investment	(33)	(33)	(99)	(99)
Noncontrolling interest depreciation and amortization	51	51	153	151
Gain on sale of depreciable real estate investments	–	83	–	2,032
NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	6,147	7,176	20,981	23,701
Dividends on Series D preferred shares	–	14	–	1,326
Costs on redemption of Series D preferred shares	–	682	–	682
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.	$6,147	7,872	20,981	25,709

Net income available to common stockholders per diluted share	$.24	.29	.82	.97
Funds from operations available to common stockholders per diluted share	.76	.82	2.39	2.45

Diluted shares for earnings per share and funds from operations	25,916	25,069	25,473	24,517

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the third quarter of 2009 was $.76 per share compared with $.82 per share for the same period of 2008, a decrease of 7.3% per share.  PNOI decreased 0.9% primarily due to a decrease in PNOI of $1,164,000 from same property operations, offset by additional PNOI of $617,000 from newly developed properties and $219,000 from 2008 and 2009 acquisitions.

For the nine months ended September 30, 2009, FFO was $2.39 per share compared with $2.45 for the same period last year.  PNOI increased 1.9% mainly due to additional PNOI of $3,624,000 from newly developed properties and $816,000 from 2008 and 2009 acquisitions, offset by a decrease of $2,875,000 from same property operations.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 3.9% for the three months ended September 30, 2009, and decreased 3.4% for the nine months.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2009, was 88.9%.  Quarter-end occupancy ranged from 88.9% to 94.4% over the period from September 30, 2008 to September 30, 2009.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (3.7% of total square footage) averaged 7.3% for the third quarter of 2009.  For the nine months ended September 30, 2009, rental rate decreases on new and renewal leases (14.8% of total square footage) averaged 5.5%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values.  Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models.  The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.
During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.
The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs.  The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.  Currently, the Company’s management is not aware of any impairment issues nor has it experienced any significant impairment issues in recent years.  EastGroup currently has the intent and ability to hold its real estate investments and to hold its land inventory for future development.  In the event of impairment, the property’s basis would be reduced, and the impairment would be recognized as a current period charge on the Consolidated Statements of Income.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,179,283,000 at September 30, 2009, an increase of $23,078,000 from December 31, 2008.  Liabilities increased $9,064,000 to $751,893,000 and equity increased $14,014,000 to $427,390,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $109,075,000 during the nine months ended September 30, 2009, primarily due to the purchase of four operating properties and the transfer of eleven properties from development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2009	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Arville Distribution Center	Las Vegas, NV	142,000	05/27/09	$11,050
Interstate Distribution Center V, VI and VII	Dallas, TX	226,000	08/13/09	6,675
Total Acquisitions		368,000		$17,725

(1)
Total cost of the properties acquired was $17,725,000, of which $15,957,000 was allocated to real estate properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $1,207,000 to in-place lease intangibles, $568,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $7,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first nine months of 2009, the Company expensed acquisition-related costs of $115,000 in connection with the Arville and Interstate acquisitions.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.

The Company made capital improvements of $11,688,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $4,368,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
The investment in development at September 30, 2009, was $95,244,000 compared to $150,354,000 at December 31, 2008.  Total capital invested for development during the first nine months of 2009 was $26,320,000, which consisted of costs of $21,952,000 as detailed in the development activity table and costs of $4,368,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.
The Company transferred eleven developments to Real Estate Properties during the first nine months of 2009 with a total investment of $77,062,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT	Size	For the Nine Months Ended 9/30/09	Cumulative as of 9/30/09	Estimated Total Costs
	(Square feet)	(In thousands)
LEASE-UP
12th Street Distribution Center, Jacksonville, FL	150,000	$291	5,141	5,300
Beltway Crossing VII, Houston, TX	95,000	1,148	5,361	6,400
Country Club III & IV, Tucson, AZ	138,000	2,433	10,480	11,200
Oak Creek IX, Tampa, FL	86,000	858	5,058	5,500
Blue Heron III, West Palm Beach, FL	20,000	603	2,501	2,600
World Houston 30, Houston, TX	88,000	4,078	5,669	6,500
Total Lease-up	577,000	9,411	34,210	37,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	417	3,500
Tampa, FL	249,000	(40)	3,850	14,600
Orlando, FL	1,254,000	949	15,402	78,700
Fort Myers, FL	659,000	759	15,773	48,100
Dallas, TX	70,000	54	624	5,000
El Paso, TX	251,000	–	2,444	9,600
Houston, TX	1,064,000	2,049	14,835	68,100
San Antonio, TX	595,000	467	5,906	37,500
Charlotte, NC	95,000	82	1,077	7,100
Jackson, MS	28,000	–	706	2,000
Total Prospective Development	4,335,000	4,320	61,034	274,200
	4,912,000	$13,731	95,244	311,700

		Costs Incurred
DEVELOPMENT	Size	For the Nine Months Ended 9/30/09	Cumulative as of 9/30/09
	(Square feet)	(In thousands)
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2009
40th Avenue Distribution Center, Phoenix, AZ	90,000	$–	6,539
Wetmore II, Building B, San Antonio, TX	55,000	10	3,643
Beltway Crossing VI, Houston, TX	128,000	149	5,756
World Houston 28, Houston, TX	59,000	1,850	4,230
Oak Creek VI, Tampa, FL	89,000	55	5,642
Southridge VIII, Orlando, FL	91,000	338	6,339
Techway SW IV, Houston, TX	94,000	918	5,761
SunCoast III, Fort Myers, FL	93,000	294	7,012
Sky Harbor, Phoenix, AZ	264,000	1,046	23,875
World Houston 26, Houston, TX	59,000	661	3,479
World Houston 29, Houston, TX	70,000	2,900	4,786
Total Transferred to Real Estate Properties	1,092,000	$8,221	77,062	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate properties increased $33,367,000 during the first nine months of 2009 due to depreciation expense on real estate properties.
A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable increased $21,802,000 during the nine months ended September 30, 2009, as a result of a $67,000,000 mortgage loan executed by the Company during the second quarter, which was offset by the repayment of two mortgages of $31,562,000, regularly scheduled principal payments of $13,545,000, and mortgage loan premium amortization of $91,000.  In addition, on January 2, 2009, the Company’s mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount.  See Liquidity and Capital Resources for further discussion of this mortgage note.
Notes payable to banks decreased $9,422,000 during the nine months ended September 30, 2009, as a result of repayments of $184,735,000 exceeding advances of $175,313,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.
See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

During the first nine months of 2009, EastGroup issued 882,980 shares of common stock at an average price of $34.76 per share through its continuous equity program with net proceeds to the Company of $30.2 million.  The proceeds were used to reduce variable rate bank borrowings.  The purpose of the equity program is to better position the Company for growth through future acquisitions while maintaining a strong balance sheet.
For the nine months ended September 30, 2009, distributions in excess of earnings increased $19,095,000 as a result of dividends on common stock of $40,076,000 exceeding net income for financial reporting purposes of $20,981,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008.)

Net income available to common stockholders for the three and nine months ended September 30, 2009, was $6,147,000 ($.24 per basic and diluted share) and $20,981,000 ($.83 per basic and $.82 per diluted share) compared to $7,176,000 ($.29 per basic and diluted share) and $23,701,000 ($.97 per basic and diluted share) for the three and nine months ended September 30, 2008.  The Company recognized gain on sales of real estate investments, gain on sales of securities, and a gain on involuntary conversion totaling $2,642,000 ($.11 per basic and diluted share) during the nine months ended September 30, 2008.
PNOI for the three months ended September 30, 2009, decreased by $282,000, or 0.9%, as compared to the same period in 2008.  The decrease was primarily attributable to a decrease in PNOI of $1,164,000 from same property operations, offset by additional PNOI of $617,000 from newly developed properties and $219,000 from 2008 and 2009 acquisitions.
PNOI for the nine months ended September 30, 2009, increased by $1,666,000, or 1.9%, as compared to the same period in 2008.  The increase was mainly due to $3,624,000 from newly developed properties and $816,000 from 2008 and 2009 acquisitions, offset by a decrease of $2,875,000 from same property operations.
EastGroup’s results of operations for the third quarter and the nine months were affected by the changes in PNOI, increased depreciation and amortization expense, and other costs as discussed below.
Expense to revenue ratios were 29.5% and 29.3% for the three and nine months ended September 30, 2009, compared to 28.4% and 27.8% for the same periods in 2008.  The increase was primarily due to increased bad debt expense and lower occupancy in the first nine months of 2009 as compared to the same period last year.  The Company’s percentages leased and occupied were 90.8% and 88.9%, respectively, at September 30, 2009, compared to 95.1% and 94.4%, respectively, at September 30, 2008.
General and administrative expenses remained consistent for the three months ended September 30, 2009, as compared to the same quarter last year.  General and administrative expense increased $624,000 for the nine months ended September 30, 2009, as compared to the same period in 2008.  The increase was primarily attributable to a decrease in capitalized development costs due to a slowdown in the Company’s development program.  In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations,  EastGroup expensed acquisition-related costs of $74,000 and $115,000 during the three and nine months ended September 30, 2009, in connection with the Las Vegas and Dallas acquisitions.  In 2008, acquisition-related costs were capitalized with the purchase price of the properties acquired; therefore, general and administrative expenses for 2008 include no acquisition-related costs.
The following table presents the components of interest expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$90,738	126,113	(35,375)	113,845	125,051	(11,206)
Weighted average variable interest rates (excluding loan cost amortization)	1.43%	3.50%		1.46%	3.99%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	$327	1,111	(784)	1,244	3,737	(2,493)
Amortization of bank loan costs	73	73	–	221	221	–
Total variable rate interest expense	400	1,184	(784)	1,465	3,958	(2,493)

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	9,277	7,931	1,346	26,550	23,067	3,483
Amortization of mortgage loan costs	176	172	4	554	497	57
Total fixed rate interest expense	9,453	8,103	1,350	27,104	23,564	3,540

Total interest	9,853	9,287	566	28,569	27,522	1,047
Less capitalized interest	(1,316)	(1,691)	375	(4,714)	(5,044)	330

TOTAL INTEREST EXPENSE	$8,537	7,596	941	23,855	22,478	1,377

EastGroup’s variable rate interest expense decreased in the three and nine months ended September 30, 2009, as compared to the same periods last year due to decreases in the Company’s average bank borrowings and weighted average variable interest rates.
Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Due to the slowdown in the Company’s development program, capitalized interest decreased $375,000 for the three months and $330,000 for the nine months ended September 30, 2009, as compared to the same periods last year.

The increase in mortgage interest expense in 2009 was primarily due to the Company’s new mortgages detailed in the table below.

NEW MORTGAGES IN 2008 AND 2009	Interest Rate	Date	Maturity Date	Amount

Beltway II, III & IV, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Westinghouse, Wetmore I-IV and World Houston 15 & 22	5.500%	03/19/08	04/05/15	$78,000,000
Southridge XII, Airport Commerce Center I & II, Interchange Park, Ridge Creek III, World Houston 24, 25 & 27 and Waterford Distribution Center	5.750%	12/09/08	01/05/14	59,000,000
Tower Automotive Center (1)	6.030%	01/02/09	01/15/11	9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw	7.500%	05/05/09	05/05/19	67,000,000
Weighted Average/Total Amount	6.220%			$213,365,000

(1)	The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount. See the table below for details on the previous mortgage.

These increases were offset by regularly scheduled principal payments and the repayments of three mortgages in 2009 as shown in the following table:

MORTGAGE LOANS REPAID IN 2009	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center (1)	8.020%	01/02/09	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry Distribution Center I and Shaw	6.800%	02/13/09	31,357,000
Oak Creek I	8.875%	06/01/09	205,000
Weighted Average/Total Amount	7.090%		$40,927,000

(1)	The Tower Automotive Center mortgage was repaid and replaced with another mortgage note payable for the same amount. See the new mortgage detailed in the new mortgages table above.

Depreciation and amortization for continuing operations increased $151,000 and $1,513,000 for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  These increases were primarily due to properties acquired and transferred from development during 2008 and 2009.
NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs.  Straight-lining of rent for continuing operations increased income by $386,000 and $791,000 for the three and nine months ended September 30, 2009, compared to $206,000 and $618,000 for the same periods in 2008.

Capital Expenditures
Capital expenditures for operating properties for the three and nine months ended September 30, 2009 and 2008 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2009	2008	2009	2008
		(In thousands)

Upgrade on Acquisitions	40 yrs	$19	13	23	63
Tenant Improvements:
New Tenants	Lease Life	2,241	1,725	5,074	5,081
New Tenants (first generation) (1)	Lease Life	52	3	583	244
Renewal Tenants	Lease Life	415	173	951	1,335
Other:
Building Improvements	5-40 yrs	511	484	1,912	1,788
Roofs	5-15 yrs	657	276	2,228	1,107
Parking Lots	3-5 yrs	75	73	550	848
Other	5 yrs	24	136	367	239
Total capital expenditures		$3,994	2,883	11,688	10,705

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2009 and 2008 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2009	2008	2009	2008
		(In thousands)

Development	Lease Life	$375	667	1,349	2,796
New Tenants	Lease Life	618	676	2,012	1,765
New Tenants (first generation) (1)	Lease Life	9	–	59	58
Renewal Tenants	Lease Life	454	1,290	2,103	2,175
Total capitalized leasing costs		$1,456	2,633	5,523	6,794

Amortization of leasing costs (2)		$1,566	1,559	4,744	4,396

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.
(2)	Includes discontinued operations.

Discontinued Operations
The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.
The following table presents the components of revenue and expense for the properties sold or held for sale during the three and nine months ended September 30, 2009 and 2008.  There were no sales of properties during the first nine months of 2009 nor were any properties considered to be held for sale at September 30, 2009.  EastGroup sold North Stemmons I during the second quarter of 2008 and Delp Distribution Center III during the third quarter of 2008.  The Company has reclassified the operations of these entities to Discontinued Operations as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2009	2008	2009	2008
	(In thousands)

Income from real estate operations	$–	12	–	276
Expenses from real estate operations	–	(2)	–	(75)
Property net operating income from discontinued operations	–	10	–	201

Depreciation and amortization	–	(3)	–	(71)

Income from real estate operations	–	7	–	130
Gain on sales of real estate investments	–	83	–	2,032

Income from discontinued operations	$–	90	–	2,162

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB deferred for one year the fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  These provisions, which are included in ASC 820, Fair Value Measurements and Disclosures, were effective for fiscal years beginning after November 15, 2008.  The adoption of these provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
In December 2007, the FASB issued guidance in ASC 805, Business Combinations, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree be measured at fair value as of the acquisition date.  In addition, the Codification requires that any goodwill acquired in the business combination be measured as a residual, and it provides guidance in determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 also requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of these provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
Also in December 2007, the FASB issued guidance in ASC 810, Consolidation, which provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  These provisions were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of the provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
In March 2008, the FASB issued updated guidance in ASC 815, Derivatives and Hedging, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  The Company adopted the guidance on January 1, 2009.
During 2008, the FASB issued guidance in ASC 350, Intangibles – Goodwill and Other, which requires an entity to disclose information that enables financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of the provisions in 2009 had an immaterial impact on the Company’s overall financial position and results of operations.
Also in 2008, additional guidance was issued in ASC 323, Investments – Equity Method and Joint Ventures, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments.  The guidance was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of the provisions had an immaterial impact on the Company’s overall financial position and results of operations.
In April 2009, the FASB issued guidance in ASC 825, Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as for annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  The provisions were effective for interim reporting periods ending after June 15, 2009, and the Company adopted the provisions and provided the disclosures beginning with the period ended June 30, 2009.
In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The guidance requires the disclosure of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  In addition, entities are required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this guidance beginning with the period ended June 30, 2009.
In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Technical references to GAAP included in this filing are provided under the new FASB Accounting Standards Codification structure.
In August 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value through a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets.  Entities are also permitted to use other valuation techniques that are consistent with the principles of ASC 820.  The guidance provided in this update was effective for the first reporting period beginning after issuance, and the Company’s adoption of this guidance had an immaterial impact on its overall financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $68,298,000 for the nine months ended September 30, 2009.  The primary other sources of cash were from bank borrowings, mortgage note proceeds, and proceeds from common stock offerings.  The Company distributed $39,936,000 in common stock dividends during the nine months ended September 30, 2009.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, construction and development of properties, purchases of real estate, and capital improvements at various properties.
Total debt at September 30, 2009 and December 31, 2008 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(In thousands)
Mortgage notes payable – fixed rate	$607,608	585,806
Bank notes payable – floating rate	100,464	109,886
Total debt	$708,072	695,692

The Company has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and is currently LIBOR plus 70 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension at the Company’s request.  Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders.  At September 30, 2009, the weighted average interest rate was 0.950% on a balance of $85,000,000.  At October 30, 2009, the Company’s weighted average interest rate was 0.950% on a balance of $80,000,000.  The Company had an additional $120,000,000 remaining on this line of credit on October 30, 2009.
The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  Under this facility, the Company’s current interest rate is LIBOR plus 75 basis points with no annual facility fee.  At September 30, 2009, the interest rate was 0.996% on a balance of $15,464,000.  At October 30, 2009, the interest rate was 0.994% on a balance of $12,534,000.  The Company had an additional $12,466,000 remaining on this line of credit on October 30, 2009.
As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate first mortgage debt to replace the short-term bank borrowings.
The current economic situation is impacting lenders, and it is more difficult to obtain financing.  Loan proceeds as a percentage of property value has decreased, and long-term interest rates have increased.  The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2009 and 2010.  The Company also believes that it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.
During the first nine months of 2009, EastGroup issued 882,980 shares of common stock at an average price of $34.76 per share through its continuous equity program with net proceeds to the Company of $30.2 million.  The proceeds were used to reduce variable rate bank borrowings.  The purpose of the equity program is to better position the Company for growth through future acquisitions while maintaining a strong balance sheet.
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
On January 2, 2009, the mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount.  The previous recourse mortgage was a variable rate demand note, and EastGroup had entered into a swap agreement to fix the LIBOR rate.  In the fourth quarter of 2008, the bond spread over LIBOR required to re-market the note increased from a historical range of 3 to 25 basis points to a range of 100 to 500 basis points.  Due to the volatility of the bond spread costs, EastGroup redeemed the note and replaced it with a recourse mortgage with a bank on the same payment terms except for the interest rate.  The effective interest rate on the previous note was 5.30% until the fourth quarter of 2008 when the weighted average rate was 8.02%.  The effective rate on the new note, including the swap, is 6.03%.
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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2008, did not materially change during the nine months ended September 30, 2009, except for the increase in mortgage notes payable and the decrease in bank borrowings discussed above.

INFLATION AND OTHER ECONOMIC CONSIDERATIONS

Most of the Company's leases include scheduled rent increases.  Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.
EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flow would be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has several variable rate bank lines as discussed under Liquidity and Capital Resources.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.

	Oct.-Dec. 2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt (1) (in thousands)	$4,649	19,754	86,663	63,940	55,197	377,405	607,608	594,107	(2)
Weighted average interest rate	6.01%	6.02%	7.01%	6.64%	5.15%	5.92%	6.09%
Variable rate debt (in thousands)	$–	–	–	100,464	–	–	100,464	94,425	(3)
Weighted average interest rate	–	–	–	0.96%	–	–	0.96%

(1)	The fixed rate debt shown above includes the Tower Automotive mortgage. See below for additional information on the Tower mortgage.
(2)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of September 30, 2009, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 10 basis points, interest expense and cash flows would increase or decrease by approximately $96,000 annually.
The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $9,175,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap are recognized in accumulated other comprehensive gain (loss).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 9/30/09	Fair Value at 12/31/08
	(In thousands)					(In thousands)
Swap	$9,175	12/31/10	1 month LIBOR	4.03%	6.03%	$(386)	$(522)

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “will,” “anticipates,” “expects,” “believes,” “intends,” “plans,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements.  Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; the availability of financing; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; natural disasters, terrorism, riots and acts of war, and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated or acquisitions may not close as scheduled, and those additional factors discussed under “Item 1A. Risk Factors” in this report and in the Company’s Annual Report on Form 10-K.  Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved.  The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements.  See also the information contained in the Company’s reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2008.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2008 Annual Report on Form 10-K.

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

Date:  November 2, 2009

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary