Form 10-K
period 2009-12-31
EASTGROUP PROPERTIES INC
filed 2010-02-26
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009                COMMISSION FILE NUMBER 1-07094

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

Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the Registrant's most recently completed second fiscal quarter:  $825,830,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 25, 2010 was 26,818,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and an asset management office in Charlotte.  EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio.  Offices at these locations allow the Company to directly manage all of its Florida (except Fort Myers), Arizona, Mississippi, North Carolina, and Houston and San Antonio, Texas properties, which together account for 69% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona also provide development capability and oversight in those states.  As of February 25, 2010, EastGroup had 67 full-time employees and one part-time employee.

Operations
EastGroup is focused on the acquisition, development and operation of industrial properties in major Sunbelt markets throughout the United States with an emphasis in the states of Florida, Texas, Arizona and California.  The Company’s goal is to maximize shareholder value by being a leading provider of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  EastGroup’s strategy for growth is based on the ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets.  Over 99% of the Company’s revenue is generated from renting real estate.
      During 2009, EastGroup increased its ownership in real estate properties through its acquisition and development programs.  The Company purchased two multi-tenant, business distribution complexes with a total of five buildings (368,000 square feet) and 35.9 acres of developable land for a combined cost of $22.7 million.  Also during 2009, EastGroup transferred 12 properties (1,242,000 square feet) with aggregate costs of $82.2 million at the date of transfer from development to real estate properties.
EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans secured by real property.  EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.
      EastGroup holds its properties as long-term investments, but may determine to sell certain properties that no longer meet its investment criteria.  The Company may provide financing in connection with such sales of property if market conditions require.  In addition, the Company may provide financing to a partner or co-owner in connection with an acquisition of real estate in certain situations.  During 2009, EastGroup sold one vacant operating property in El Paso, Texas.
Subject to the requirements necessary to maintain our qualifications as a REIT, EastGroup may acquire securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over those entities.
The Company intends to continue to qualify as a REIT under the Code.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its shareholders.  The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.
EastGroup has no present intention of acting as an underwriter of offerings of securities of other issuers.  The strategies and policies set forth above were determined and are subject to review by EastGroup's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup's assets, capital and credit market conditions, and other relevant factors.  EastGroup provides annual reports to its stockholders, which contain financial statements audited by the Company’s independent registered public accounting firm.

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to use such property as collateral in its borrowings.  EastGroup’s properties have been subjected to Phase I Environmental Site Assessments (ESAs) by independent environmental consultants.  These reports have not revealed any potential significant environmental liability.  Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup’s business, assets, financial position or results of operations.

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

Real Estate Industry Risks
We face risks associated with local real estate conditions in areas where we own properties.  We may be adversely affected by general economic conditions and local real estate conditions.  For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us.  Other factors that may affect general economic conditions or local real estate conditions include:

•	population and demographic trends;
•	employment and personal income trends;
•	income tax laws;
•	changes in interest rates and availability and costs of financing;
•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents; and
•	construction costs.

We may be unable to compete for properties and tenants.  The real estate business is highly competitive.  We compete for interests in properties with other real estate investors and purchasers, some of whom have greater financial resources, revenues, and geographical diversity than we have.  Furthermore, we compete for tenants with other property owners.  All of our industrial properties are subject to significant local competition.  We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

We are subject to significant regulation that inhibits our activities.  Local zoning and land use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities.  These regulations may prevent us from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require us to modify our properties, and noncompliance could result in the imposition of fines or an award of damages to private litigants.  Future legislation may impose additional requirements.  We cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

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

We have been and may continue to be affected negatively by tenant bankruptcies and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition.  Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties.  As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy.  Any such event could result in the termination of that tenant’s lease and losses to us, and distributions to investors may decrease.  We receive a substantial portion of our income as rents under long-term leases.  If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we may deem it advisable to modify lease terms to allow tenants to pay a lower rent or a smaller share of taxes, insurance and other operating costs.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

We face risks associated with our property development.  We intend to continue to develop properties where market conditions warrant such investment.  Once made, our investments may not produce results in accordance with our expectations.  Risks associated with our current and future development and construction activities include:

•	the availability of favorable financing alternatives;
•	the risk that we may not be able to obtain land on which to develop or that due to the increased cost of land, our activities may not be as profitable;
•	construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;
•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction costs;
•	expenditure of funds and devotion of management's time to projects that we do not complete;
•
occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.

We face risks associated with property acquisitions.  We acquire individual properties and portfolios of properties, and intend to continue to do so.  Our acquisition activities and their success are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;
•	acquired properties may fail to perform as expected;
•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;
•
acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the transferor with respect to unknown liabilities. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Coverage under our existing insurance policies may be inadequate to cover losses.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets as appropriate for the markets where our properties and business operations are located.  However, we would be required to bear all losses that are not adequately covered by insurance.  In addition, there may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, including losses due to floods, wind, earthquakes, acts of war, acts of terrorism or riots.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties.  In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona and California.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  Our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

We face risks due to the illiquidity of real estate which may limit our ability to vary our portfolio.  Real estate investments are relatively illiquid.  Our ability to vary our portfolio in response to changes in economic and other conditions will therefore be limited.  In addition, the Internal Revenue Code limits our ability to sell our properties.  If we must sell an investment, we cannot ensure that we will be able to dispose of the investment on terms favorable to the Company.

We are subject to environmental laws and regulations.  Current and previous real estate owners and operators may be required under various federal, state and local laws, ordinances and regulations to investigate and clean up hazardous substances released at the properties they own or operate.  They may also be liable to the government or to third parties for substantial property or natural resource damage, investigation costs and cleanup costs.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination.  Contamination may adversely affect the owner’s ability to use, sell or lease real estate or to borrow using the real estate as collateral.  We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we currently or formerly owned.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, released from, or present at, the property.  A conveyance of the property, therefore, may not relieve the owner or operator from liability.  Although ESAs have been conducted at our properties to identify potential sources of contamination at the properties, such ESAs do not reveal all environmental liabilities or compliance concerns that could arise from the properties.  Moreover, material environmental liabilities or compliance concerns may exist, of which we are currently unaware, that in the future may have a material adverse effect on our business, assets or results of operations.
Compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties.  Proposed legislation could also increase the costs of energy and utilities.  The cost of the proposed legislation may adversely affect our financial position, results of operations and cash flows.  We may be adversely affected by floods, hurricanes and other climate related events.

Financing Risks
We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.  In addition, certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures.  There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our ordinary taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may substantially increase our debt-to-total capitalization ratio.  Additional equity financing may dilute the holdings of our current stockholders.

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

Fluctuations in interest rates may adversely affect our operations and value of our stock.  As of December 31, 2009, we had approximately $89 million of variable interest rate debt.  As of December 31, 2009, the weighted average interest rate on our variable rate debt was 1.09%.  We may incur additional indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates.  Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

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

Other Risks
The market value of our common stock could decrease based on our performance and market perception and conditions.  The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets.  The market price of our common stock is influenced by the dividend on our common stock relative to market interest rates.  Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

The recent market disruptions may adversely affect our operating results and financial condition. The continuation or intensification of the turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies.  Currently these conditions have not impaired our ability to access credit markets and finance our operations.  However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could continue to negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.  Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

We have severance and change in control agreements with certain of our officers that may deter changes in control of the Company.  If, within a certain time period (as set in the officer’s agreement) following a change in control, we terminate the officer's employment other than for cause, or if the officer elects to terminate his or her employment with us for reasons specified in the agreement, we will make a severance payment equal to the officer's average annual compensation times an amount specified in the officer's agreement, together with the officer's base salary and vacation pay that have accrued but are unpaid through the date of termination.  These agreements may deter a change in control because of the increased cost for a third party to acquire control of us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 238 industrial properties and one office building at December 31, 2009.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona and California, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 25, 2010, EastGroup’s portfolio was 87.4% leased and 86.0% occupied.  The Company has developed approximately 33% of its total portfolio, including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (78% of the total portfolio) with the remainder in bulk distribution space (17%) and business service space (5%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.
At December 31, 2009, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company’s liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of Common Stock are listed for trading on the New York Stock Exchange under the symbol “EGP.”  The following table shows the high and low share prices for each quarter reported by the New York Stock Exchange during the past two years and per share distributions paid for each quarter.

Shares of Common Stock Market Prices and Dividends

Calendar Year 2009				Calendar Year 2008
Quarter	High	Low	Distributions	High	Low	Distributions
First	$34.93	21.14	$.52	$48.07	39.09	$.52
Second	36.26	27.70	.52	51.07	42.12	.52
Third	40.59	31.85	.52	50.00	40.52	.52
Fourth	40.54	35.45	.52	48.53	22.30	.52
			$2.08			$2.08

As of February 25, 2010, there were 750 holders of record of the Company’s 26,818,325 outstanding shares of common stock.  The Company distributed all of its 2009 and 2008 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2009 and 2008.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2009	2008
Common Share Distributions:
Ordinary income	$1.7534	2.0758
Return of capital	.3266	–
Unrecaptured Section 1250 long-term capital gain	–	.0042
Total Common Distributions	$2.0800	2.0800

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/09 thru 10/31/09	–		$–	–	672,300
11/01/09 thru 11/30/09	–		–	–	672,300
12/01/09 thru 12/31/09	4,886	(1)	38.28	–	672,300	(2)
Total	4,886		$38.28	–

(1)
As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock. Shares withheld for tax withholding obligations do not affect the total number of remaining shares available for repurchase under the Company’s common stock repurchase plan.

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

Performance Graph
The following graph compares, over the five years ended December 31, 2009, the cumulative total shareholder return on EastGroup’s Common Stock with the cumulative total return of the Standard & Poor’s 500 Index (S&P 500) and the Equity REIT index prepared by the National Association of Real Estate Investment Trusts (NAREIT Equity).
The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$250.00
$200.00
$150.00
$100.00
$50.00
EastGroup
NAREIT Equity
S&P 500
2004
2005
2006
2007
2008
2009

	Fiscal years ended December 31,
	2004	2005	2006	2007	2008	2009
EastGroup	$100.00	123.39	152.25	124.33	110.93	125.83
NAREIT Equity	100.00	112.16	151.48	127.71	79.53	101.79
S&P 500	100.00	103.00	117.03	121.16	74.53	92.01

The information above assumes that the value of the investment in shares of EastGroup’s Common Stock and each index was $100 on December 31, 2004, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
OPERATING DATA
Revenues
Income from real estate operations	$172,273	168,255	150,038	132,394	119,712
Other income	81	248	92	182	413
	172,354	168,503	150,130	132,576	120,125
Expenses
Expenses from real estate operations	50,259	47,259	40,837	36,909	34,025
Depreciation and amortization	53,953	51,144	47,644	41,108	37,377
General and administrative	9,071	8,547	8,295	7,401	6,874
	113,283	106,950	96,776	85,418	78,276

Operating income	59,071	61,553	53,354	47,158	41,849

Other income (expense)
Equity in earnings of unconsolidated investment	320	316	285	287	450
Gain on sales of non-operating real estate	31	321	2,602	123	–
Gain on sales of securities	–	435	–	–	–
Interest income	302	293	306	142	247
Interest expense	(32,520)	(30,192)	(27,314)	(24,616)	(23,444)
Income from continuing operations	27,204	32,726	29,233	23,094	19,102

Discontinued operations
Income (loss) from real estate operations	(139)	10	150	1,013	2,409
Gain on sales of real estate investments	29	2,032	960	5,727	1,164
Income (loss) from discontinued operations	(110)	2,042	1,110	6,740	3,573

Net income	27,094	34,768	30,343	29,834	22,675
Net income attributable to noncontrolling interest in joint ventures	(435)	(626)	(609)	(600)	(484)
Net income attributable to EastGroup Properties, Inc.	26,659	34,142	29,734	29,234	22,191
Dividends on Series D preferred shares	–	1,326	2,624	2,624	2,624
Costs on redemption of Series D preferred shares	–	682	–	–	–
Net income available to EastGroup Properties, Inc. common stockholders	$26,659	32,134	27,110	26,610	19,567

BASIC PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$1.04	1.23	1.10	.89	.74
Income (loss) from discontinued operations	.00	.08	.05	.30	.17
Net income available to common stockholders	$1.04	1.31	1.15	1.19	.91

Weighted average shares outstanding	25,590	24,503	23,562	22,372	21,567

DILUTED PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$1.04	1.22	1.09	.87	.73
Income (loss) from discontinued operations	.00	.08	.05	.30	.16
Net income available to common stockholders	$1.04	1.30	1.14	1.17	.89

Weighted average shares outstanding	25,690	24,653	23,781	22,692	21,892

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$26,769	30,092	26,000	19,870	15,994
Income (loss) from discontinued operations	(110)	2,042	1,110	6,740	3,573
Net income available to common stockholders	$26,659	32,134	27,110	26,610	19,567

OTHER PER SHARE DATA
Book value (at end of year)	$16.57	16.39	15.51	16.28	15.06
Common distributions declared	2.08	2.08	2.00	1.96	1.94
Common distributions paid	2.08	2.08	2.00	1.96	1.94

BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$1,475,062	1,409,476	1,270,691	1,091,653	1,024,459
Real estate investments, net of accumulated depreciation(1)	1,120,317	1,099,125	1,001,559	860,547	818,032
Total assets	1,178,518	1,156,205	1,055,833	911,787	863,538
Mortgage and bank loans payable	692,105	695,692	600,804	446,506	463,725
Total liabilities	731,422	742,829	651,136	490,842	496,972
Noncontrolling interest in joint ventures	2,577	2,536	2,312	2,148	1,702
Total stockholders’ equity	444,519	410,840	402,385	418,797	364,864

(1) Includes mortgage loans receivable.  See Notes 4 and 5 in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  The Company acquires, develops and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are primarily in the states of Florida, Texas, Arizona and California.
The Company believes that the slowdown in the economy has affected and will continue to affect its operations.  The Company has experienced decreases in occupancy and rental rates and increases in bad debt expense, and it has no plans for development starts.  The current economic situation is also impacting lenders, and it is more difficult to obtain financing.  Loan proceeds as a percentage of property value has decreased, property values have decreased, and long-term interest rates have increased. The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for 2010 and 2011.  The Company also believes that it can obtain mortgage financing from insurance companies and financial institutions and issue common equity as evidenced by the closing of a $67 million mortgage loan in May and the proceeds from its $57.6 million common stock offering in 2009, as described in Liquidity and Capital Resources.
The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2009, leases on 4,953,000 square feet (18.2%) of EastGroup’s total square footage of 27,161,000 expired, and the Company was successful in renewing or re-leasing 69.0% of the expiring square feet.  In addition, EastGroup leased 1,827,000 square feet of other vacant space during the year.  During 2009, average rental rates on new and renewal leases decreased by 5.3%.  Property net operating income (PNOI) from same properties decreased 4.3% for 2009 as compared to 2008.
EastGroup’s total leased percentage was 90.0% at December 31, 2009 compared to 94.8% at December 31, 2008.  Leases scheduled to expire in 2010 were 15.3% of the portfolio on a square foot basis at December 31, 2009, and this figure was reduced to 10.4% as of February 25, 2010.
The Company generates new sources of leasing revenue through its acquisition and development programs.  During 2009, EastGroup purchased two multi-tenant, business distribution complexes with a total of five buildings (368,000 square feet) and 35.9 acres of development land for a total of $22.7 million.  The operating properties are located in Las Vegas (142,000 square feet) and Dallas (226,000 square feet), and the development land is located in Orlando.
EastGroup continues to see targeted development as a major contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  EastGroup’s development activity has slowed considerably as a result of current market conditions.  During the fourth quarter of 2009, the Company began construction on a 20,000 square foot expansion at Arion 8 in San Antonio to accommodate the growth of an existing customer.  This was the only development start in 2009, and there are currently no other planned development starts.  During 2009, the Company transferred 12 properties (1,242,000 square feet) with aggregate costs of $82.2 million at the date of transfer from development to real estate properties.  EastGroup began construction on all of these properties prior to 2009.  These properties, which were collectively 78.8% leased as of February 25, 2010, are located in Phoenix, Arizona; Houston and San Antonio, Texas; and Ft. Myers, Jacksonville, Orlando and Tampa, Florida.
During 2009, the Company funded its acquisition and development programs through its $225 million lines of credit, the closing of a $67 million mortgage, and the proceeds from its $57.6 million common stock offering (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace short-term bank borrowings.
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
The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of PNOI and FFO Available to Common Stockholders to Net Income Attributable to EastGroup Properties, Inc. for three fiscal years.

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Income from real estate operations	$172,273	168,255	150,038
Expenses from real estate operations	(50,259)	(47,259)	(40,837)
PROPERTY NET OPERATING INCOME	122,014	120,996	109,201

Equity in earnings of unconsolidated investment (before depreciation)	452	448	417
Income (loss) from discontinued operations (before depreciation and amortization)	(88)	158	564
Interest income	302	293	306
Gain on sales of securities	–	435	–
Other income	81	248	92
Interest expense	(32,520)	(30,192)	(27,314)
General and administrative expense	(9,071)	(8,547)	(8,295)
Noncontrolling interest in earnings (before depreciation and amortization)	(641)	(827)	(783)
Gain on sales of non-operating real estate	31	321	2,602
Dividends on Series D preferred shares	–	(1,326)	(2,624)
Costs on redemption of Series D preferred shares	–	(682)	–
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	80,560	81,325	74,166

Depreciation and amortization from continuing operations	(53,953)	(51,144)	(47,644)
Depreciation and amortization from discontinued operations	(51)	(148)	(414)
Depreciation from unconsolidated investment	(132)	(132)	(132)
Noncontrolling interest depreciation and amortization	206	201	174
Gain on sales of depreciable real estate investments	29	2,032	960
NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	26,659	32,134	27,110
Dividends on Series D preferred shares	–	1,326	2,624
Costs on redemption of Series D preferred shares	–	682	–
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.	$26,659	34,142	29,734

Net income available to common stockholders per diluted share	$1.04	1.30	1.14
Funds from operations available to common stockholders per diluted share	3.14	3.30	3.12

Diluted shares for earnings per share and funds from operations	25,690	24,653	23,781

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the fourth quarter of 2009 was $.75 per share compared with $.85 per share for the same period of 2008, a decrease of 11.8% per share.  PNOI decreased 2.1% primarily due to a decrease in PNOI of $1,711,000 from same property operations, offset by additional PNOI of $681,000 from newly developed properties and $311,000 from 2008 and 2009 acquisitions.

For the year 2009, FFO was $3.14 per share compared with $3.30 per share for 2008, a decrease of 4.8% per share.  PNOI increased 0.8% mainly due to additional PNOI of $4,479,000 from newly developed properties and $1,218,000 from 2008 and 2009 acquisitions, offset by a decrease of $4,843,000 from same property operations.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 5.6% for the three months ended December 31, 2009.  For the year 2009, PNOI from same properties decreased 4.3%.

•
Bad debt expense for the three months ended December 31, 2009 was $473,000 compared to $307,000 for the same period of 2008.  For the year 2009, bad debt expense was $2,101,000 compared to $1,590,000 for 2008.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2009 was 89.4%.  Quarter-end occupancy ranged from 88.9% to 93.8% over the period from December 31, 2008 to December 31, 2009.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (4.5% of total square footage) averaged 4.4% for the fourth quarter of 2009.  For the year, rental rate decreases on new and renewal leases (19.3% of total square footage) averaged 5.3%.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.   The Company distributed all of its 2009, 2008 and 2007 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION
EastGroup’s assets were $1,178,518,000 at December 31, 2009, an increase of $22,313,000 from December 31, 2008.  Liabilities decreased $11,407,000 to $731,422,000 and equity increased $33,720,000 to $447,096,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $118,306,000 during the year ended December 31, 2009, primarily due to the purchase of two multi-tenant, business distribution complexes with a total of five buildings and the transfer of 12 properties from development, as detailed under Development below.  These increases were offset by the disposition of one operating property, Butterfield Trail (Building G), during the year.  The property was sold for $979,000, and a gain of $29,000 was recognized.

REAL ESTATE PROPERTIES ACQUIRED IN 2009	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Arville Distribution Center	Las Vegas, NV	142,000	05/27/09	$11,050
Interstate Distribution Center V, VI and VII	Dallas, TX	226,000	08/13/09	6,675
Total Acquisitions		368,000		$15,957

(1)
Total cost of the properties acquired was $17,725,000, of which $15,957,000 was allocated to real estate properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $1,207,000 to in-place lease intangibles, $568,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $7,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During 2009, the Company expensed acquisition-related costs of $115,000 in connection with the Arville and Interstate acquisitions.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.

The Company made capital improvements of $16,212,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $5,584,000 on development properties subsequent to transfer to real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
The investment in development at December 31, 2009 was $97,594,000 compared to $150,354,000 at December 31, 2008.  Total capital invested for development during 2009 was $35,057,000, which consisted of costs of $20,931,000 and $8,542,000 as detailed in the development activity table and costs of $5,584,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.
During 2009, EastGroup purchased 35.9 acres of development land in Orlando for $4,935,000.  Costs associated with this acquisition are included in the development activity table.  The Company transferred 12 developments to Real Estate Properties during 2009 with a total investment of $82,233,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT	Size	For the Year Ended 12/31/09	Cumulative as of 12/31/09		Estimated Total Costs(1)
	(Square feet)	(In thousands)
LEASE-UP
Beltway Crossing VII, Houston, TX	95,000	$1,432	5,645		6,400
Country Club III & IV, Tucson, AZ	138,000	2,680	10,727		12,100
Oak Creek IX, Tampa, FL	86,000	951	5,151		5,800
Blue Heron III, West Palm Beach, FL	20,000	652	2,550		2,700
World Houston 30, Houston, TX	88,000	4,289	5,880		6,600
Total Lease-up	427,000	10,004	29,953		33,600
UNDER CONSTRUCTION
Arion 8 Expansion, San Antonio, TX	20,000	51	51		1,900
Total Under Construction	20,000	51	51		1,900
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	417		4,900
Tampa, FL	249,000	29	3,919		14,600
Orlando, FL	1,584,000	6,573	21,026		101,700
Fort Myers, FL	659,000	909	15,923		48,100
Dallas, TX	70,000	71	641		4,100
El Paso, TX	251,000	–	2,444		9,600
Houston, TX	1,064,000	2,486	15,272		68,100
San Antonio, TX	595,000	708	6,147		37,500
Charlotte, NC	95,000	100	1,095		7,100
Jackson, MS	28,000	–	706		2,000
Total Prospective Development	4,665,000	10,876	67,590		297,700
	5,112,000	$20,931	97,594		333,200
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2009
40th Avenue Distribution Center, Phoenix, AZ	90,000	$–	6,539
Wetmore II, Building B, San Antonio, TX	55,000	10	3,643
Beltway Crossing VI, Houston, TX	128,000	149	5,756
World Houston 28, Houston, TX	59,000	1,850	4,230
Oak Creek VI, Tampa, FL	89,000	55	5,642
Southridge VIII, Orlando, FL	91,000	338	6,339
Techway SW IV, Houston, TX	94,000	918	5,761
SunCoast III, Fort Myers, FL	93,000	294	7,012
Sky Harbor, Phoenix, AZ	264,000	1,046	23,875
World Houston 26, Houston, TX	59,000	661	3,479
World Houston 29, Houston, TX	70,000	2,900	4,786
12th Street Distribution Center, Jacksonville, FL	150,000	321	5,171
Total Transferred to Real Estate Properties	1,242,000	$8,542	82,233	(2)

(1) Included in these costs are development obligations of $116 thousand and tenant improvement obligations of $484 thousand on properties under development.
(2) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate and development properties increased $44,394,000 during 2009, primarily due to depreciation expense on real estate properties, offset by accumulated depreciation related to Butterfield Trail (Building G), which was sold during the year.
A summary of Other Assets is presented in Note 5 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable increased $17,143,000 during the year ended December 31, 2009, as a result of a $67,000,000 mortgage loan executed by the Company during the second quarter, which was offset by the repayment of two mortgages of $31,562,000, regularly scheduled principal payments of $18,173,000 and mortgage loan premium amortization of $122,000.  In addition, on January 2, 2009, the Company’s mortgage note payable of $9,365,000 on the Tower Automotive Center was repaid and replaced with another mortgage note payable for the same amount.  See Liquidity and Capital Resources for further discussion of this mortgage note.
Notes payable to banks decreased $20,730,000 during 2009 as a result of repayments of $246,044,000 exceeding advances of $225,314,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.
See Note 8 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 9 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

During 2009, EastGroup issued 1,600,000 shares of common stock at an average price of $36.48 per share through its continuous equity program with net proceeds to the Company of $57.6 million.
For the year, distributions in excess of earnings increased $27,270,000 as a result of dividends on common stock of $53,929,000 exceeding net income for financial reporting purposes of $26,659,000.  See Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS

2009 Compared to 2008

Net income available to common stockholders for 2009 was $26,659,000 ($1.04 per basic and diluted share) compared to $32,134,000 ($1.31 per basic share and $1.30 per diluted share) for 2008.  Diluted earnings per share (EPS) for 2008 included gain on sales of real estate, gain on sales of securities, and a gain on involuntary conversion totaling $3.0 million ($.12 per share).
PNOI increased by $1,018,000, or 0.8%, for 2009 compared to 2008, primarily due to additional PNOI of $4,479,000 from newly developed properties and $1,218,000 from 2008 and 2009 acquisitions, offset by a decrease of $4,843,000 from same property operations.  Expense to revenue ratios were 29.2% in 2009 compared to 28.1% in 2008.  The increase was primarily due to increased bad debt expense and lower occupancy in 2009 as compared to 2008.  The Company’s percentage of leased square footage was 90.0% at December 31, 2009, compared to 94.8% at December 31, 2008.  Occupancy at the end of 2009 was 89.4% compared to 93.8% at the end of 2008.
General and administrative expenses increased $524,000 for the year ended December 31, 2009, as compared to last year.  The increase was primarily attributable to a decrease in capitalized development costs due to a slowdown in the Company’s development program.  In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, which became effective January 1, 2009, EastGroup expensed acquisition-related costs of $115,000 during 2009 in connection with the Las Vegas and Dallas acquisitions.  In 2008, acquisition-related costs were capitalized with the purchase price of the properties acquired; therefore, general and administrative expenses for 2008 include no acquisition-related costs.
The following table presents the components of interest expense for 2009 and 2008:

	Years Ended December 31,
	2009	2008	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$107,341	125,647	(18,306)
Weighted average variable interest rates (excluding loan cost amortization)	1.48%	3.94%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	1,589	4,944	(3,355)
Amortization of bank loan costs	297	295	2
Total variable rate interest expense	1,886	5,239	(3,353)

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	35,755	31,219	4,536
Amortization of mortgage loan costs	735	680	55
Total fixed rate interest expense	36,490	31,899	4,591

Total interest	38,376	37,138	1,238
Less capitalized interest	(5,856)	(6,946)	1,090

TOTAL INTEREST EXPENSE	$32,520	30,192	2,328

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  The Company’s weighted average variable interest rates in 2009 were lower than in 2008.  A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

MORTGAGE DEBT AS OF:	Weighted Average Interest Rate
December 31, 2005	6.31%
December 31, 2006	6.21%
December 31, 2007	6.06%
December 31, 2008	5.96%
December 31, 2009	6.09%

  The increase in mortgage interest expense in 2009 was primarily due to the new mortgages detailed in the table below.

NEW MORTGAGES IN 2008 AND 2009	Interest Rate	Date	Maturity Date	Amount

Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.500%	03/19/08	04/05/15	$78,000,000
Southridge XII, Airport Commerce Center I & II, Interchange Park, Ridge Creek III, World Houston 24, 25 & 27 and Waterford Distribution Center	5.750%	12/09/08	01/05/14	59,000,000
Tower Automotive Center (1)	6.030%	01/02/09	01/15/11	9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw	7.500%	05/05/09	05/05/19	67,000,000
Weighted Average/Total Amount	6.220%			$213,365,000

(1)	The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount. See the table below for details on the previous mortgage.

Mortgage principal payments due in the amortization period were $18,173,000 in 2009 and $16,434,000 in 2008.  In 2009, the Company repaid three mortgages with balloon payments totaling $40,927,000.  These repayments were included in the mortgage principal payments for 2009.  EastGroup had no mortgage maturities in 2008.  The details of the mortgages repaid in 2009 are shown in the following table:

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

Depreciation and amortization for continuing operations increased $2,809,000 for 2009 as compared to 2008.  This increase was primarily due to properties acquired and transferred from development during 2008 and 2009.  Operating property acquisitions and transferred developments were $100 million in 2009 and $125 million in 2008.
NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs.  Straight-lining of rent for continuing operations increased income by $1,606,000 in 2009 as compared to $933,000 in 2008.

Capital Expenditures
Capital expenditures for operating properties for the years ended December 31, 2009 and 2008 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2009	2008
		(In thousands)
Upgrade on Acquisitions	40 yrs	$68	63
Tenant Improvements:
New Tenants	Lease Life	7,591	7,554
New Tenants (first generation) (1)	Lease Life	760	244
Renewal Tenants	Lease Life	1,099	1,504
Other:
Building Improvements	5-40 yrs	2,726	2,685
Roofs	5-15 yrs	2,987	1,874
Parking Lots	3-5 yrs	603	907
Other	5 yrs	378	379
Total capital expenditures		$16,212	15,210

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2009 and 2008 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2009	2008
		(In thousands)
Development	Lease Life	$1,675	3,115
New Tenants	Lease Life	2,620	2,370
New Tenants (first generation) (1)	Lease Life	74	58
Renewal Tenants	Lease Life	2,618	2,626
Total capitalized leasing costs		$6,987	8,169

Amortization of leasing costs (2)		$6,366	5,882

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.
(2) Includes discontinued operations.

Discontinued Operations
The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.  During 2009, EastGroup sold one operating property, Butterfield Trail (Building G).  During 2008, the Company disposed of two operating properties (North Stemmons I and Delp Distribution Center III).
See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains on the sales of these properties.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2009 and 2008.  There were no properties held for sale at December 31, 2009 or 2008.

	Years Ended December 31,
Discontinued Operations	2009	2008
	(In thousands)

Income from real estate operations	$–	348
Expenses from real estate operations	(88)	(190)
Property net operating income (loss) from discontinued operations	(88)	158

Depreciation and amortization	(51)	(148)

Income (loss) from real estate operations	(139)	10
Gain on sales of real estate investments	29	2,032

Income (loss) from discontinued operations	$(110)	2,042

2008 Compared to 2007

Net income available to common stockholders for 2008 was $32,134,000 ($1.31 per basic share and $1.30 per diluted share) compared to $27,110,000 ($1.15 per basic share and $1.14 per diluted share) for 2007.  Diluted EPS for 2008 included a $.10 per share gain on sales of real estate compared to $.15 per share in 2007.
PNOI increased by $11,795,000, or 10.8%, for 2008 compared to 2007, primarily due to additional PNOI of $7,966,000 from newly developed properties, $3,660,000 from 2007 and 2008 acquisitions and $281,000 from same property growth.  Expense to revenue ratios were 28.1% in 2008 compared to 27.2% in 2007.  The Company’s percentage of leased square footage was 94.8% at December 31, 2008, compared to 96.0% at December 31, 2007.  Occupancy at the end of 2008 was 93.8% compared to 95.4% at the end of 2007.
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

The following table presents the components of interest expense for 2008 and 2007:

	Years Ended December 31,
	2008	2007	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$125,647	96,513	29,134
Weighted average variable interest rates (excluding loan cost amortization)	3.94%	6.36%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	4,944	6,139	(1,195)
Amortization of bank loan costs	295	353	(58)
Total variable rate interest expense	5,239	6,492	(1,253)

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	31,219	26,350	4,869
Amortization of mortgage loan costs	680	558	122
Total fixed rate interest expense	31,899	26,908	4,991

Total interest	37,138	33,400	3,738
Less capitalized interest	(6,946)	(6,086)	(860)

TOTAL INTEREST EXPENSE	$30,192	27,314	2,878

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  The Company’s weighted average variable interest rates in 2008 were lower than in 2007.  A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

MORTGAGE DEBT AS OF:	Weighted Average Interest Rate
December 31, 2004	6.74%
December 31, 2005	6.31%
December 31, 2006	6.21%
December 31, 2007	6.06%
December 31, 2008	5.96%

The increase in mortgage interest expense in 2008 was primarily due to the new mortgages detailed in the table below.

NEW MORTGAGES IN 2007 AND 2008	Interest Rate	Date	Maturity Date	Amount

Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16, Chino, Northpark I-IV, South 55th Avenue, East University I & II and Santan 10 II	5.570%	08/08/07	09/15/17	$75,000,000
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.500%	03/19/08	04/05/15	78,000,000
Southridge XII, Airport Commerce Center I & II, Interchange Park, Ridge Creek III, World Houston 24, 25 & 27 and Waterford Distribution Center	5.750%	12/09/08	01/05/14	59,000,000
Weighted Average/Total Amount	5.594%			$212,000,000

Mortgage principal payments due in the amortization period were $16,434,000 in 2008 and $12,743,000 in 2007.  EastGroup had no mortgage maturities in 2008.  In 2007, the Company repaid two mortgages with balloon payments totaling $14,220,000.  These repayments were included in the mortgage principal payments for 2007.  The details of these two mortgages are shown in the following table:

MORTGAGE LOANS REPAID IN 2007	Interest Rate	Date Repaid	Payoff Amount
World Houston 1 & 2	7.770%	04/12/07	$4,023,000
E. University I & II, Broadway VI, 55th Avenue and Chino	8.060%	05/25/07	10,197,000
Weighted Average/Total Amount	7.978%		$14,220,000

Depreciation and amortization for continuing operations increased $3,500,000 for 2008 as compared to 2007.  This increase was primarily due to properties acquired and transferred from development during 2007 and 2008.  Operating property acquisitions and transferred developments were $125 million in 2008 and $127 million in 2007.
NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs.  Straight-lining of rent for continuing operations increased income by $933,000 in 2008 as compared to $824,000 in 2007.

Capital Expenditures
Capital expenditures for operating properties for the years ended December 31, 2008 and 2007 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2008	2007
		(In thousands)
Upgrade on Acquisitions	40 yrs	$63	141
Tenant Improvements:
New Tenants	Lease Life	7,554	7,326
New Tenants (first generation) (1)	Lease Life	244	495
Renewal Tenants	Lease Life	1,504	1,963
Other:
Building Improvements	5-40 yrs	2,685	1,719
Roofs	5-15 yrs	1,874	3,273
Parking Lots	3-5 yrs	907	765
Other	5 yrs	379	199
Total capital expenditures		$15,210	15,881
(1) First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2008 and 2007 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2008	2007
		(In thousands)
Development	Lease Life	$3,115	3,108
New Tenants	Lease Life	2,370	2,805
New Tenants (first generation) (1)	Lease Life	58	212
Renewal Tenants	Lease Life	2,626	2,124
Total capitalized leasing costs		$8,169	8,249

Amortization of leasing costs (2)		$5,882	5,339

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.
(2) Includes discontinued operations.

Discontinued Operations
The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.  During 2008, the Company disposed of two operating properties (North Stemmons I and Delp Distribution Center III).
During 2007, the Company sold one operating property and recognized a gain of $603,000.  In addition, the Company recognized a deferred gain of $357,000 from a previous sale.  See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on the sales of these properties.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2009, 2008 and 2007.

	Years Ended December 31,
Discontinued Operations	2008	2007
	(In thousands)

Income from real estate operations	$348	932
Expenses from real estate operations	(190)	(368)
Property net operating income from discontinued operations	158	564

Depreciation and amortization	(148)	(414)

Income from real estate operations	10	150
Gain on sales of real estate investments	2,032	960

Income from discontinued operations	$2,042	1,110

NEW ACCOUNTING PRONOUNCEMENTS

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
Also in December 2007, the FASB issued guidance in ASC 810, Consolidation, which provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  These provisions were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As required upon adoption, the Company reclassified the 2007 and 2008 amounts pertaining to noncontrolling interests in its consolidated investees to a separate classification within equity in the accompanying consolidated financial statements.
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
Also in 2008, additional guidance was issued in ASC 323, Investments – Equity Method and Joint Ventures, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments.  The guidance was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of the provisions had no impact on the Company’s overall financial position and results of operations.
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

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The guidance requires the disclosure of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  In addition, public entities are required to disclose that subsequent events have been evaluated through the date the financial statements were issued.  ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this guidance beginning with the period ended June 30, 2009.
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
In 2009, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which clarifies that the guidance in ASC 810 applies to:  (1) a subsidiary or group of assets that constitutes a business or nonprofit activity; (2) a subsidiary that is a business or a nonprofit activity that is transferred to an equity method investee or a joint venture; and (3) an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity.  ASU 2010-02 was effective for the first interim or annual reporting period ending on or after December 15, 2009, and the Company’s adoption of this guidance had an immaterial impact on its overall financial position and results of operations.
Also in 2009, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements, which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, and the Company plans to comply with the disclosure requirements upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $80,592,000 for the year ended December 31, 2009.  The primary other sources of cash were from bank borrowings, proceeds from mortgage notes, and proceeds from common stock offerings.  The Company distributed $54,316,000 in common stock dividends during 2009.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, construction and development of properties, purchases of real estate, and capital improvements at various properties.
Total debt at December 31, 2009 and 2008 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2009 and 2008.

	December 31,
	2009	2008
	(In thousands)

Mortgage notes payable – fixed rate	$602,949	585,806
Bank notes payable – floating rate	89,156	109,886
Total debt	$692,105	695,692

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2009, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension at the Company’s request.  Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders.  The Company has two letters of credit totaling $2,389,000 associated with this line of credit.  These letters reduce the amount available on the credit facility.  At December 31, 2009, the weighted average interest rate was 1.090% on a balance of $86,000,000.

EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  As of December 31, 2009, the Company’s interest rate on this working capital line was LIBOR plus 90 basis points with no annual facility fee.  At December 31, 2009, the interest rate was 1.131% on a balance of $3,156,000.
As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
The current economic situation is impacting lenders, and it is more difficult to obtain financing.  Loan proceeds as a percentage of property value has decreased, property values have decreased, and long-term interest rates have increased.  The Company believes that its current lines of credit provide the capacity to fund the operations of the Company for 2010 and 2011.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.
During 2009, EastGroup issued 1,600,000 shares of common stock at an average price of $36.48 per share through its continuous equity program with net proceeds to the Company of $57.6 million.
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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2009 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)

Fixed Rate Debt Obligations (1)	$602,949	19,744	150,603	146,989	285,613
Interest on Fixed Rate Debt	175,508	36,166	59,821	43,155	36,366
Variable Rate Debt Obligations (2)	89,156	–	89,156	–	–
Operating Lease Obligations:
Office Leases	1,354	353	710	291	–
Ground Leases	18,104	700	1,400	1,400	14,604
Real Estate Property Obligations (3)	218	218	–	–	–
Development Obligations (4)	116	116	–	–	–
Tenant Improvements (5)	4,167	4,167	–	–	–
Purchase Obligations (6)	–	–	–	–	–
Total	$891,572	61,464	301,690	191,835	336,583

(1)	These amounts are included on the Consolidated Balance Sheets.
(2)
The Company’s variable rate debt changes depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2009, the weighted average interest rate was 1.09% on the variable rate debt due in January 2012.

(3)	Represents commitments on real estate properties, except for tenant improvement obligations.
(4)	Represents commitments on properties under development, except for tenant improvement obligations.
(5)	Represents tenant improvement allowance obligations.
(6)	EastGroup had no purchase obligations as of December 31, 2009.

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

INFLATION AND OTHER ECONOMIC CONSIDERATIONS

      Most of the Company's leases include scheduled rent increases.  Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation.  In the event inflation causes increases in the Company’s general and administrative expenses or the level of interest rates, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations.
EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  The current economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may therefore increase bad debt expense.  It may also impact our ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, the economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents we can charge to re-lease properties upon expiration of current leases.  In all of these cases, our cash flows would be adversely affected.

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

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt (1) (in thousands)	$19,744	86,663	63,940	55,197	91,792	285,613	602,949	610,252	(2)
Weighted average interest rate	6.02%	7.01%	6.64%	5.15%	5.75%	5.98%	6.09%
Variable rate debt (in thousands)	$–	–	89,156 (3)	–	–	–	89,156	84,627	(4)
Weighted average interest rate	–	–	1.09%	–	–	–	1.09%

(1)	The fixed rate debt shown above includes the Tower Automotive mortgage. See below for additional information on the Tower mortgage.
(2)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(3)
The variable rate debt is comprised of two lines of credit with balances of $86,000,000 on the $200 million line of credit and $3,156,000 on the $25 million working capital line of credit as of December 31, 2009.  The $200 million line of credit has an option for a one-year extension at the Company’s request.

(4)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of December 31, 2009, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $98,000 annually.
The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $9,175,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap are recognized in other comprehensive income (loss).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.  The interest rate swap agreement is summarized as follows:

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 12/31/09	Fair Value at 12/31/08
	(In thousands)					(In thousands)
Swap	$9,175	12/31/10	1 month LIBOR	4.03%	6.03%	$(318)	$(522)

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “will,” “anticipates,” “expects,” “believes,” “intends,” “plans,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements.  Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; the availability of financing; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; natural disasters, terrorism, riots and acts of war, and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated or acquisitions may not close as scheduled, and those additional factors discussed under “Item 1A. Risk Factors” in this report.  Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved.  The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements.  See also the information contained in the Company’s reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2009 and 2008, and its Consolidated Statements of Income, Changes in  Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Internal Control Over Financial Reporting.

(a)	Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 32 and is incorporated herein by reference.

(b)      Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 32 and is incorporated herein by reference.

(c)      Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Directors" in the Company's definitive Proxy Statement ("2010 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 26, 2010.  The 2010 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2009.
The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers" in the Company's 2010 Proxy Statement.
The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2010 Proxy Statement.
Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.
The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Audit Committee” in the section entitled "Board Committees and Meetings" in the Company's 2010 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2010 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2009," "Outstanding Equity Awards at 2009 Fiscal Year-End," "Option Exercises and Stock Vested in 2009," "Potential Payments upon Termination or Change in Control," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation."  The information included under the heading "Compensation Committee Report" in the Company's 2010 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2010 Proxy Statement.
The following table summarizes the Company’s equity compensation plan information as of December 31, 2009.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,250	$23.41	1,627,647
Equity compensation plans not approved by security holders	–	–	–
Total	36,250	$23.41	1,627,647

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the sections entitled "Independent Directors" and “Certain Transactions and Relationships” in the Company's 2010 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Independent Registered Public Accounting Firm" in the Company's 2010 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the Notes to Consolidated Financial Statements.

(3)	Exhibits required by Item 601 of Regulation S-K:

(3)	Articles of Incorporation and Bylaws

(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2008).

(10)	Material Contracts (*Indicates management or compensatory agreement):

(a)
EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*

(b)	Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company’s Form 8-K filed January 8, 2007).*
(c)	EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
(d)	EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
(e)	Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2006). *
(f)	Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 8-K filed January 8, 2007).*
(g)	EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
(h)	Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2006).*
(i)	Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2008).*
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

(l)	Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 3, 2008).*
(m)
Annual Cash Bonus, 2009 Annual Long-Term Equity Incentive and Supplemental Annual Long-Term Equity Incentive Performance Goals (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 2, 2009).*

(n)
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

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Jackson, Mississippi
February 26, 2010

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

the board of directors and stockholders
eastgroup properties, inc.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Jackson, Mississippi
February 26, 2010

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$1,370,588	1,252,282
Development	97,594	150,354
	1,468,182	1,402,636
Less accumulated depreciation	(354,745)	(310,351)
	1,113,437	1,092,285

Unconsolidated investment	2,725	2,666
Cash	1,062	293
Other assets	61,294	60,961
TOTAL ASSETS	$1,178,518	1,156,205

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$602,949	585,806
Notes payable to banks	89,156	109,886
Accounts payable and accrued expenses	23,602	32,838
Other liabilities	15,715	14,299
Total Liabilities	731,422	742,829

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 26,826,100 shares issued and outstanding at December 31, 2009 and 25,070,401 at December 31, 2008	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	589,197	528,452
Distributions in excess of earnings	(144,363)	(117,093)
Accumulated other comprehensive loss	(318)	(522)
Total Stockholders’ Equity	444,519	410,840
Noncontrolling interest in joint ventures	2,577	2,536
Total Equity	447,096	413,376
TOTAL LIABILITIES AND EQUITY	$1,178,518	1,156,205

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$172,273	168,255	150,038
Other income	81	248	92
	172,354	168,503	150,130
EXPENSES
Expenses from real estate operations	50,259	47,259	40,837
Depreciation and amortization	53,953	51,144	47,644
General and administrative	9,071	8,547	8,295
	113,283	106,950	96,776
OPERATING INCOME	59,071	61,553	53,354
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	320	316	285
Gain on sales of non-operating real estate	31	321	2,602
Gain on sales of securities	–	435	–
Interest income	302	293	306
Interest expense	(32,520)	(30,192)	(27,314)
INCOME FROM CONTINUING OPERATIONS	27,204	32,726	29,233
DISCONTINUED OPERATIONS
Income (loss) from real estate operations	(139)	10	150
Gain on sales of real estate investments	29	2,032	960
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(110)	2,042	1,110

NET INCOME	27,094	34,768	30,343
Net income attributable to noncontrolling interest in joint ventures	(435)	(626)	(609)

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.	26,659	34,142	29,734

Dividends on Series D preferred shares	–	1,326	2,624
Costs on redemption of Series D preferred shares	–	682	–
NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$26,659	32,134	27,110

BASIC PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$1.04	1.23	1.10
Income (loss) from discontinued operations	.00	.08	.05
Net income available to common stockholders	$1.04	1.31	1.15

Weighted average shares outstanding	25,590	24,503	23,562

DILUTED PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$1.04	1.22	1.09
Income (loss) from discontinued operations	.00	.08	.05
Net income available to common stockholders	$1.04	1.30	1.14

Weighted average shares outstanding	25,690	24,653	23,781

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$26,769	30,092	26,000
Income (loss) from discontinued operations	(110)	2,042	1,110
Net income available to common stockholders	$26,659	32,134	27,110

Dividends declared per common share	$2.08	2.08	2.00

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	EastGroup Properties, Inc.
					Accumulated
			Additional	Distributions	Other	Noncontrolling
	Preferred	Common	Paid-In	In Excess	Comprehensive	Interest in
	Stock	Stock	Capital	Of Earnings	Income (Loss)	Joint Ventures	Total
	(In thousands, except for share and per share data)

BALANCE, DECEMBER 31, 2006	$32,326	2	463,170	(77,015)	314	2,148	420,945
Comprehensive income
Net income	–	–	–	29,734	–	609	30,343
Net unrealized change in fair value of interest rate swap	–	–	–	–	(370)	–	(370)
Total comprehensive income							29,973
Common dividends declared – $2.00 per share	–	–	–	(47,555)	–	–	(47,555)
Preferred dividends declared – $1.9876 per share	–	–	–	(2,624)	–	–	(2,624)
Stock-based compensation, net of forfeitures	–	–	3,198	–	–	–	3,198
Issuance of 67,150 shares of common stock, options exercised	–	–	1,475	–	–	–	1,475
Issuance of 6,281 shares of common stock, dividend reinvestment plan	–	–	279	–	–	–	279
Withheld 11,382 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	–	(549)	–	–	–	(549)
Distributions to noncontrolling interest	–	–	–	–	–	(445)	(445)
BALANCE, DECEMBER 31, 2007	32,326	2	467,573	(97,460)	(56)	2,312	404,697
Comprehensive income
Net income	–	–	–	34,142	–	626	34,768
Net unrealized change in fair value of interest rate swap	–	–	–	–	(466)	–	(466)
Total comprehensive income							34,302
Common dividends declared – $2.08 per share	–	–	–	(51,767)	–	–	(51,767)
Preferred dividends declared – $1.0048 per share	–	–	–	(1,326)	–	–	(1,326)
Redemption of 1,320,000 shares of Series D preferred stock	(32,326)	–	–	(682)	–	–	(33,008)
Stock-based compensation, net of forfeitures	–	–	3,176	–	–	–	3,176
Issuance of 1,198,700 shares of common stock, common stock offering, net of expenses	–	1	57,178	–	–	–	57,179
Issuance of 25,720 shares of common stock, options exercised	–	–	526	–	–	–	526
Issuance of 6,627 shares of common stock, dividend reinvestment plan	–	–	281	–	–	–	281
Withheld 7,150 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	–	(282)	–	–	–	(282)
Distributions to noncontrolling interest	–	–	–	–	–	(402)	(402)
BALANCE, DECEMBER 31, 2008	–	3	528,452	(117,093)	(522)	2,536	413,376
Comprehensive income
Net income	–	–	–	26,659	–	435	27,094
Net unrealized change in fair value of interest rate swap	–	–	–	–	204	–	204
Total comprehensive income							27,298
Common dividends declared – $2.08 per share	–	–	–	(53,929)	–	–	(53,929)
Stock-based compensation, net of forfeitures	–	–	2,060	–	–	–	2,060
Issuance of 1,600,000 shares of common stock, common stock offering, net of expenses	–	–	57,553	–	–	–	57,553
Issuance of 57,436 shares of common stock, options exercised	–	–	1,180	–	–	–	1,180
Issuance of 7,938 shares of common stock, dividend reinvestment plan	–	–	268	–	–	–	268
Withheld 8,514 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	–	(316)	–	–	–	(316)
Distributions to noncontrolling interest	–	–	–	–	–	(394)	(394)
BALANCE, DECEMBER 31, 2009	$–	3	589,197	(144,363)	(318)	2,577	447,096

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income attributable to EastGroup Properties, Inc.	$26,659	34,142	29,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	53,953	51,144	47,644
Depreciation and amortization from discontinued operations	51	148	414
Noncontrolling interest depreciation and amortization	(206)	(201)	(174)
Amortization of mortgage loan premiums	(122)	(120)	(117)
Gain on sales of land and real estate investments	(60)	(2,353)	(3,562)
Gain on sales of securities	–	(435)	–
Amortization of discount on mortgage loan receivable	(12)	(117)	–
Stock-based compensation expense	1,827	2,265	2,220
Equity in earnings of unconsolidated investment, net of distributions	(60)	(36)	(35)
Changes in operating assets and liabilities:
Accrued income and other assets	1,258	(814)	3,476
Accounts payable, accrued expenses and prepaid rent	(2,696)	4,500	2,262
NET CASH PROVIDED BY OPERATING ACTIVITIES	80,592	88,123	81,862

INVESTING ACTIVITIES
Real estate development	(35,057)	(85,441)	(112,960)
Purchases of real estate	(17,725)	(46,282)	(57,838)
Real estate improvements	(14,474)	(15,210)	(15,881)
Proceeds from sales of land and real estate investments	908	11,728	6,357
Advances on mortgage loans receivable	–	(4,994)	–
Repayments on mortgage loans receivable	31	871	30
Purchases of securities	–	(7,534)	–
Proceeds from sales of securities	–	7,969	–
Changes in accrued development costs	(6,462)	(5,894)	4,614
Changes in other assets and other liabilities	(7,545)	(7,395)	(8,400)
NET CASH USED IN INVESTING ACTIVITIES	(80,324)	(152,182)	(184,078)

FINANCING ACTIVITIES
Proceeds from bank borrowings	225,314	331,644	332,544
Repayments on bank borrowings	(246,044)	(357,202)	(226,166)
Proceeds from mortgage notes payable	76,365	137,000	75,000
Principal payments on mortgage notes payable	(59,100)	(16,434)	(26,963)
Debt issuance costs	(492)	(2,372)	(701)
Distributions paid to stockholders	(54,316)	(54,174)	(50,680)
Redemption of Series D preferred shares	–	(33,008)	–
Proceeds from common stock offerings	57,181	57,179	–
Proceeds from exercise of stock options	1,180	526	1,475
Proceeds from dividend reinvestment plan	268	281	279
Other	145	188	(2,788)
NET CASH PROVIDED BY FINANCING ACTIVITIES	501	63,628	102,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	769	(431)	(216)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	293	724	940
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,062	293	724

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $5,856, $6,946 and $6,086
for 2009, 2008 and 2007, respectively	$31,297	29,573	25,838
Fair value of common stock awards issued to employees and directors, net of forfeitures	2,444	1,255	1,443

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 and 2007

(1)  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2009, 2008 and 2007, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)  Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.  The Company distributed all of its 2009, 2008 and 2007 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2009, 2008 and 2007.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2009	2008	2007
Common Share Distributions:
Ordinary income	$1.7534	2.0758	1.7449
Return of capital	.3266	–	.1273
Unrecaptured Section 1250 long-term capital gain	–	.0042	.0236
Other long-term capital gain	–	–	.1042
Total Common Distributions	$2.0800	2.0800	2.0000

Series D Preferred Share Distributions:
Ordinary income	$–	1.0024	1.8608
Unrecaptured Section 1250 long-term capital gain	–	.0024	.0234
Other long-term capital gain	–	–	.1034
Total Preferred D Distributions	$–	1.0048	1.9876

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2005 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2009 and 2008.
The Company’s income may differ for tax and financial reporting purposes principally because of (1) the timing of the deduction for the provision for possible losses and losses on investments, (2) the timing of the recognition of gains or losses from the sale of investments, (3) different depreciation methods and lives, (4) real estate properties having a different basis for tax and financial reporting purposes, (5) mortgage loans having a different basis for tax and financial reporting purposes, thereby producing different gains upon collection of these loans, and (6) differences in book and tax allowances and timing for stock-based compensation expense.

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
Revenue is recognized on payments received from tenants for early terminations after all criteria have been met in accordance with ASC 840, Leases.
The Company recognizes gains on sales of real estate in accordance with the principles set forth in ASC 360, Property, Plant and Equipment.  Upon closing of real estate transactions, the provisions of ASC 360 require consideration for the transfer of rights of ownership to the purchaser, receipt of an adequate cash down payment from the purchaser, adequate continuing investment by the purchaser and no substantial continuing involvement by the Company.  If the requirements for recognizing gains have not been met, the sale and related costs are recorded, but the gain is deferred and recognized by a method other than the full accrual method.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  Discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectability of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2009 and 2008, there was no significant uncertainty of collection; therefore, interest income was recognized, and the discount on mortgage loans receivable was amortized.  In addition, the Company determined that no allowance for collectability of the mortgage loans receivable was necessary.

 (d)  Real Estate Properties
EastGroup has one reportable segment – industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2009 and 2008, the Company determined that no impairment charges on the Company’s real estate properties were necessary.
Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $45,195,000, $42,166,000 and $39,688,000 for 2009, 2008 and 2007, respectively.

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

(f)  Real Estate Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk.  Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under the Codification, the results of operations for the operating properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income.  Interest expense is not generally allocated to the properties that are held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.

(g)  Derivative Instruments and Hedging Activities
EastGroup applies ASC 815, Derivatives and Hedging, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows.  The Company has an interest rate swap agreement, which is summarized in Note 6.     The Company’s interest rate swap is reported at fair value (in accordance with the provisions of ASC 820, Fair Value Measurements and Disclosures) and is shown on the Consolidated Balance Sheets under Other Liabilities.  Changes in the fair value of the swap are recognized in other comprehensive income (loss).

(h)  Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i)  Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method.  Amortization of loan costs for continuing operations was $1,032,000, $975,000 and $911,000 for 2009, 2008 and 2007, respectively.
Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense for continuing and discontinued operations was $6,366,000, $5,882,000 and $5,339,000 for 2009, 2008 and 2007, respectively.  Amortization expense for in-place lease intangibles is disclosed below in Business Combinations and Acquired Intangibles.

(j)  Business Combinations and Acquired Intangibles
Upon acquisition of real estate properties, the Company applies the principles of ASC 805, Business Combinations, which requires that for transactions beginning January 1, 2009, acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received.  The Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models.
The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $2,443,000, $3,244,000 and $3,031,000 for 2009, 2008 and 2007, respectively.  Amortization of above and below market leases was immaterial for all periods presented.  Projected amortization of in-place lease intangibles for the next five years as of December 31, 2009 is as follows:

Years Ending December 31,	(In thousands)

2010	$1,604
2011	832
2012	401
2013	153
2014	65

During the second quarter of 2009, the Company acquired one operating property, Arville Distribution Center in Las Vegas.  During the third quarter, EastGroup acquired three operating properties, Interstate Distribution Center V, VI, and VII in Dallas, in a single transaction.  The Company purchased these properties for a total cost of $17,725,000, of which $15,957,000 was allocated to real estate properties.  The Company allocated $6,757,000 of the total purchase price to land using third party land valuations for the Las Vegas and Dallas markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $1,207,000 to in-place lease intangibles, $568,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $7,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During 2009, the Company expensed acquisition-related costs of $41,000 in connection with the Arville Distribution Center acquisition and $74,000 in connection with the Interstate Distribution Center V, VI, and VII acquisition.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.
During 2008, EastGroup purchased five operating properties, one property for re-development, and 125 acres of developable land.  The Company purchased these real estate investments for a total cost of $58,202,000, of which $39,018,000 was allocated to real estate properties and $17,144,000 to development.  In accordance with ASC 805, intangibles associated with the purchase of real estate were allocated as follows:  $2,143,000 to in-place lease intangibles, $252,000 to above market leases and $355,000 to below market leases.
Also in 2008, EastGroup acquired one non-operating property as part of the Orlando build-to-suit transaction with United Stationers.  The Company purchased and then sold this building through its taxable REIT subsidiary and recognized a gain of $294,000.
The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no material impairment of goodwill and other intangibles existed at December 31, 2009 and 2008.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
EastGroup applies the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans.  Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede January 1, 2006, when guidance was updated so that performance-based awards are determined using the graded vesting attribution method.  The cost for performance-based awards after January 1, 2006 is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards after January 1, 2006 and awards that only require service are expensed on a straight-line basis over the requisite service periods.
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
Also in December 2007, the FASB issued guidance in ASC 810, Consolidation, which provides guidance for entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  These provisions were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As required upon adoption, the Company reclassified the 2007 and 2008 amounts pertaining to noncontrolling interests in its consolidated investees to a separate classification within equity in the accompanying consolidated financial statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Also in 2008, additional guidance was issued in ASC 323, Investments – Equity Method and Joint Ventures, which applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments.  The guidance was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of the provisions had no impact on the Company’s overall financial position and results of operations.
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
In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The guidance requires the disclosure of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  In addition, public entities are required to disclose that subsequent events have been evaluated through the date the financial statements were issued.  ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this guidance beginning with the period ended June 30, 2009.
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
In 2009, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which clarifies that the guidance in ASC 810 applies to:  (1) a subsidiary or group of assets that constitutes a business or nonprofit activity; (2) a subsidiary that is a business or a nonprofit activity that is transferred to an equity method investee or a joint venture; and (3) an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity.  ASU 2010-02 was effective for the first interim or annual reporting period ending on or after December 15, 2009, and the Company’s adoption of this guidance had an immaterial impact on its overall financial position and results of operations.
Also in 2009, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements, which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, and the Company plans to comply with the disclosure requirements upon adoption.

 (p)  Reclassifications
Certain reclassifications have been made in the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (2)  REAL ESTATE OWNED

The Company’s real estate properties at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(In thousands)

Real estate properties:
Land	$208,630	187,617
Buildings and building improvements	944,085	867,506
Tenant and other improvements	217,873	197,159
Development	97,594	150,354
	1,468,182	1,402,636
Less accumulated depreciation	(354,745)	(310,351)
	$1,113,437	1,092,285

The Company is currently developing the properties detailed below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on real estate properties for 2009 were $5,856,000 compared to $6,946,000 for 2008 and $6,086,000 for 2007.
Total capital investment for development during 2009 was $35,057,000, which consisted of costs of $20,931,000 and $8,542,000 as detailed in the development activity table and costs of $5,584,000 for improvements on developments transferred to Real Estate Properties during the 12-month period following transfer.

		Costs Incurred
	Size	For the Year Ended 12/31/09	Cumulative as of 12/31/09	Estimated Total Costs(1)
DEVELOPMENT	(Unaudited)			(Unaudited)
	(Square feet)	(In thousands)
LEASE-UP
Beltway Crossing VII, Houston, TX	95,000	$1,432	5,645	6,400
Country Club III & IV, Tucson, AZ	138,000	2,680	10,727	12,100
Oak Creek IX, Tampa, FL	86,000	951	5,151	5,800
Blue Heron III, West Palm Beach, FL	20,000	652	2,550	2,700
World Houston 30, Houston, TX	88,000	4,289	5,880	6,600
Total Lease-up	427,000	10,004	29,953	33,600
UNDER CONSTRUCTION
Arion 8 Expansion, San Antonio, TX	20,000	51	51	1,900
Total Under Construction	20,000	51	51	1,900
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	417	4,900
Tampa, FL	249,000	29	3,919	14,600
Orlando, FL	1,584,000	6,573	21,026	101,700
Fort Myers, FL	659,000	909	15,923	48,100
Dallas, TX	70,000	71	641	4,100
El Paso, TX	251,000	–	2,444	9,600
Houston, TX	1,064,000	2,486	15,272	68,100
San Antonio, TX	595,000	708	6,147	37,500
Charlotte, NC	95,000	100	1,095	7,100
Jackson, MS	28,000	–	706	2,000
Total Prospective Development	4,665,000	10,876	67,590	297,700
	5,112,000	$20,931	97,594	333,200

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Costs Incurred
	Size	For the Year Ended 12/31/09	Cumulative as of 12/31/09
	(Unaudited)
	(Square feet)	(In thousands)
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2009
40th Avenue Distribution Center, Phoenix, AZ	90,000	$–	6,539
Wetmore II, Building B, San Antonio, TX	55,000	10	3,643
Beltway Crossing VI, Houston, TX	128,000	149	5,756
World Houston 28, Houston, TX	59,000	1,850	4,230
Oak Creek VI, Tampa, FL	89,000	55	5,642
Southridge VIII, Orlando, FL	91,000	338	6,339
Techway SW IV, Houston, TX	94,000	918	5,761
SunCoast III, Fort Myers, FL	93,000	294	7,012
Sky Harbor, Phoenix, AZ	264,000	1,046	23,875
World Houston 26, Houston, TX	59,000	661	3,479
World Houston 29, Houston, TX	70,000	2,900	4,786
12th Street Distribution Center, Jacksonville, FL	150,000	321	5,171
Total Transferred to Real Estate Properties	1,242,000	$8,542	82,233	(2)

(1) Included in these costs are development obligations of $116 thousand and tenant improvement obligations of $484 thousand on properties under development.
(2) Represents cumulative costs at the date of transfer.

In 2009, one operating property, Butterfield Trail (Building G) in El Paso, was transferred to real estate held for sale and subsequently sold.  In 2008, two operating properties, North Stemmons I in Dallas and Delp Distribution Center III in Memphis, were transferred to real estate held for sale and then disposed of.
Also during 2008, EastGroup acquired one non-operating property (128,000 square feet) as part of the Orlando build-to-suit transaction with United Stationers.  The Company purchased and then sold the building through its taxable REIT subsidiary and recognized a gain of $294,000.  In addition, EastGroup sold 41 acres of residential land in San Antonio, Texas, for $841,000 with no gain or loss.  This property was acquired as part of the Company’s Alamo Ridge industrial land acquisition in September 2007.
Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under ASC 360, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income.  No interest expense was allocated to the properties that were held for sale or whose operations are included under Discontinued Operations. A summary of gain on sales of real estate for the years ended December 31, 2009, 2008 and 2007 follows:

Gain on Sales of Real Estate
Real Estate Properties	Location	Size	Date Sold	Net Sales Price	Basis	Discount on Note Receivable	Deferred Gain	Recognized Gain
				(In thousands)
2009
Butterfield Trail (Building G)	El Paso, TX	62,000 SF	11/20/09	$908	879	–	–	29
Deferred gain recognized from previous sales								31
				$908	879	–	–	60
2008
North Stemmons I	Dallas, TX	123,000 SF	05/12/08	$4,633	2,684	–	–	1,949
United Stationers Tampa Building	Tampa, FL	128,000 SF	08/08/08	5,717	5,225	198	–	294
Delp Distribution Center III	Memphis, TN	20,000 SF	08/20/08	589	506	–	–	83
Alamo Ridge residential land	San Antonio, TX	41.0 Acres	09/08/08	762	762	–	–	–
Deferred gain recognized from previous sales								27
				$11,701	9,177	198	–	2,353
2007
Delp Distribution Center I	Memphis, TN	152,000 SF	10/11/07	$3,080	2,477	–	–	603
Arion Business Park land	San Antonio, TX	13.1 Acres	10/11/07	2,890	318	–	–	2,572
Deferred gain recognized from previous sales								387
				$5,970	2,795	–	–	3,562

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2009:

Future Minimum Rental Receipts Under Non-cancelable Leases

Years Ending December 31,	(In thousands)

2010	$123,204
2011	100,323
2012	75,790
2013	52,849
2014	35,535
Thereafter	61,136
Total minimum receipts	$448,837

Ground Leases
As of December 31, 2009, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for continuing and discontinued operations for the years ended December 31, 2009, 2008 and 2007 were $732,000, $717,000 and $708,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2009:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)

2010	$700
2011	700
2012	700
2013	700
2014	700
Thereafter	14,604
Total minimum payments	$18,104

(3)  UNCONSOLIDATED INVESTMENT

In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $2,725,000 at December 31, 2009 and $2,666,000 at December 31, 2008.  At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II.  The $13.3 million loan has a 25-year term and an interest rate of 5.31% through June 30, 2015, when the rate will adjust on an annual basis according to the “A” Moody’s Daily Long-Term Corporate Bond Yield Average.  The lender has the option to call the note on June 30, 2015.  EastGroup’s share of this mortgage was $6,001,000 at December 31, 2009 and $6,159,000 at December 31, 2008.

(4)  MORTGAGE LOANS RECEIVABLE

In connection with the sale of a property in 2008, EastGroup advanced the buyer $4,994,000 in a first mortgage recourse loan.  In September 2008, EastGroup received a principal payment of $844,000.  The mortgage loan has a five-year term and calls for monthly interest payments (interest accruals and payments began January 1, 2009) through the maturity date of August 8, 2013, when a balloon payment for the remaining principal balance of $4,150,000 is due.  At the inception of the loan, EastGroup recognized a discount on the loan of $198,000.  EastGroup recognized amortization of the discount of $12,000 in 2009 and $117,000 in 2008.  Mortgage loans receivable, net of discount, are included in Other Assets on the Consolidated Balance Sheets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	December 31,
	2009	2008
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$21,483	20,866
Straight-line rent receivable, net of allowance for doubtful accounts	16,520	14,914
Accounts receivable, net of allowance for doubtful accounts	2,947	4,094
Acquired in-place lease intangibles, net of accumulated amortization
of $5,568 and $5,626 for 2009 and 2008, respectively	3,134	4,369
Mortgage loans receivable, net of discount of $69 and $81 for 2009 and 2008, respectively	4,155	4,174
Loan costs, net of accumulated amortization	3,705	4,246
Goodwill	990	990
Prepaid expenses and other assets	8,360	7,308
	$61,294	60,961

(6)  NOTES PAYABLE TO BANKS

The Company has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2009, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension at the Company’s request.  Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders.  EastGroup has two letters of credit totaling $2,389,000 associated with this line of credit.  These letters reduce the amount available on the credit facility.  At December 31, 2009, the weighted average interest rate was 1.090% on a balance of $86,000,000.  The Company had an additional $111,611,000 remaining on this line of credit at that date.
The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  Under this facility, the Company’s interest rate as of December 31, 2009, was LIBOR plus 90 basis points with no annual facility fee.  At December 31, 2009, the interest rate was 1.131% on a balance of $3,156,000.  The Company had an additional $21,844,000 remaining on this line of credit at that date.
Average bank borrowings were $107,341,000 in 2009 compared to $125,647,000 in 2008 with weighted average interest rates of 1.48% in 2009 compared to 3.94% in 2008.  Weighted average interest rates (including amortization of loan costs) were 1.76% for 2009 and 4.17% for 2008.  Amortization of bank loan costs was $297,000, $295,000 and $353,000 for 2009, 2008 and 2007, respectively.
The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2009.
The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $9,175,000 Tower Automotive Center recourse mortgage (See Note 7).  Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap are recognized in other comprehensive income (loss).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.  The interest rate swap agreement is summarized as follows:

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 12/31/09	Fair Value at 12/31/08
	(In thousands)					(In thousands)
Swap	$9,175	12/31/10	1 month LIBOR	4.03%	6.03%	$(318)	$(522)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  MORTGAGE NOTES PAYABLE

A summary of Mortgage Notes Payable follows:

Property	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2009	Balance at December 31,
					2009	2008
				(In thousands)

Dominguez, Kingsview, Walnut, Washington, Industry Distribution Center I and Shaw	6.800%	$358,770	Repaid	$–	–	31,716
Oak Creek Distribution Center I	8.875%	52,109	Repaid	–	–	452
Tower Automotive Center (recourse) (1)	6.030%	Semiannual	01/15/11	8,590	9,175	9,365
Interstate I, II & III, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas	7.250%	325,263	05/01/11	38,671	37,403	38,549
America Plaza, Central Green and World Houston 3-9	7.920%	191,519	05/10/11	24,187	23,451	23,873
University Business Center (120 & 130 Cremona)	6.430%	81,856	05/15/12	9,086	3,768	4,483
University Business Center (125 & 175 Cremona)	7.980%	88,607	06/01/12	12,470	9,441	9,738
Oak Creek Distribution Center IV	5.680%	31,253	06/01/12	6,110	3,838	3,990
Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I land and World Houston 12 & 13	6.860%	279,149	09/01/12	38,150	34,330	35,289
Interstate Distribution Center - Jacksonville	5.640%	31,645	01/01/13	6,455	4,493	4,612
Broadway V, 35th Avenue, Sunbelt, Beltway I, Lockwood, Northwest Point, Techway Southwest I and World Houston 10, 11 & 14	4.750%	259,403	09/05/13	41,107	38,591	39,839
Southridge XII, Airport Commerce Center I & II, Interchange Park, Ridge Creek III, World Houston 24, 25 & 27 and Waterford Distribution Center (2)	5.750%	414,229	01/05/14	70,319	57,518	59,000
Kyrene Distribution Center I	9.000%	11,246	07/01/14	2,131	505	591
World Houston 17, Kirby, Americas Ten I, Shady Trail, Palm River North I, II & III and Westlake I & II	5.680%	175,479	10/10/14	27,099	28,969	29,415
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.500%	536,552	04/05/15	73,093	74,259	76,544
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.980%	256,952	12/05/15	21,035	33,960	35,316
Huntwood and Wiegman Distribution Centers	5.680%	265,275	09/05/16	22,882	34,351	35,546
Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16	5.970%	557,467	11/05/16	57,064	71,136	73,502
Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16, Chino, Northpark I-IV, South 55th Avenue, East University I & II and Santan 10 II	5.570%	518,885	09/05/17	58,824	70,100	72,354
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw (3)	7.500%	539,747	05/05/19	52,309	66,137	–
Blue Heron Distribution Center II	5.390%	16,176	02/29/20	4,992	1,524	1,632
				$574,574	602,949	585,806

(1)
The Tower Automotive mortgage has a variable interest rate based on the one-month LIBOR.  EastGroup has an interest rate swap agreement that fixes the rate at 4.03%.  Interest and related fees result in an effective interest rate of 6.03%.  Semiannual principal payments are made on this note; interest is paid monthly.  The principal amounts of these payments increase incrementally as the loan approaches maturity. (See Note 6)

(2)	This mortgage has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts subsequent to January 1, 2011.
(3)	This mortgage has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate on the previous note was 5.30% until the fourth quarter of 2008 when the weighted average rate was 8.02%.  The effective rate on the new note, including the swap, is 6.03%.
The Company’s mortgage notes payable have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2009.
The Company currently intends to repay its debt obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments.  Principal payments due during the next five years as of December 31, 2009 are as follows:

Years Ending December 31,	(In thousands)

2010	$19,744
2011	86,663
2012	63,940
2013	55,197
2014	91,792

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2009	2008
	(In thousands)

Property taxes payable	$8,910	11,136
Development costs payable	665	7,127
Interest payable	2,766	2,453
Dividends payable on nonvested restricted stock	870	1,257
Other payables and accrued expenses	10,391	10,865
	$23,602	32,838

(9)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	December 31,
	2009	2008
	(In thousands)

Security deposits	$7,453	7,560
Prepaid rent and other deferred income	7,428	5,430
Other liabilities	834	1,309
	$15,715	14,299

 (10)  COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2009:

	Years Ended December 31,
	2009	2008	2007
	Common Shares
Shares outstanding at beginning of year	25,070,401	23,808,768	23,701,275
Common stock offerings	1,600,000	1,198,700	–
Stock options exercised	57,436	25,720	67,150
Dividend reinvestment plan	7,938	6,627	6,281
Incentive restricted stock granted	92,555	35,222	44,646
Incentive restricted stock forfeited	(790)	(2,520)	(2,250)
Director common stock awarded	7,074	5,034	3,048
Restricted stock withheld for tax obligations	(8,514)	(7,150)	(11,382)
Shares outstanding at end of year	26,826,100	25,070,401	23,808,768

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issuances
During 2009, EastGroup issued 1,600,000 shares of its common stock through its continuous equity program with net proceeds to the Company of $57.6 million.
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

Shareholder Rights Plan
In December 1998, EastGroup adopted a Shareholder Rights Plan (the Plan).  The Plan expired on December 3, 2008.

(11)  STOCK-BASED COMPENSATION

The Company follows the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Management Incentive Plan
The Company has a management incentive plan which was approved by the shareholders and adopted in 2004.  This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses and stock.  Total shares available for grant were 1,597,886; 1,686,723; and 1,715,523 at December 31, 2009, 2008 and 2007, respectively.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
        Stock-based compensation was $1,818,000, $2,931,000 and $3,043,000 for 2009, 2008 and 2007, respectively, of which $233,000, $866,000 and $978,000 were capitalized as part of the Company’s development costs for the respective years.

Restricted Stock
The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation.  Vesting generally occurs from 2 ½ years to 9 years from the date of grant for awards subject to service only.  Restricted stock is granted to executive officers subject to continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee.  Restricted stock is granted to non-executive officers and other employees subject only to continued service.  Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede January 1, 2006.  The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.
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
In the second quarter of 2009, the Company’s Board of Directors approved an equity compensation plan for its executive officers.  The number of shares to be awarded will depend on the Compensation Committee's evaluation of the Company's achievement of a variety of performance goals for the year.  The evaluation is for the year ended December 31, 2009, and any shares issued upon attainment of these goals will be determined by the Compensation Committee in the first quarter of 2010.  The number of shares to be issued will range from zero to 61,426.  These shares will vest 20% on the date shares are determined and awarded and 20% per year on January 1 for the subsequent four years.
Also in the second quarter of 2009, EastGroup’s Board of Directors approved an equity compensation plan for the Company’s executive officers based on EastGroup’s total shareholder return for the period ended December 31, 2009.  Any shares issued pursuant to this equity compensation plan will be issued during the first quarter of 2010.  The number of shares to be issued will range from zero to 61,426.  These shares will vest 25% per year on January 1 in years 2013, 2014, 2015 and 2016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During 2008, the Compensation Committee approved the full vesting of the restricted shares of the Company’s President and CEO, David H. Hoster II, upon his retirement on or after January 1, 2012, to the extent the performance period has been completed as of such retirement date.
During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2009, there was $1,714,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.5 years.
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2009, 2008 and 2007.  The table does not include the shares granted in 2009 that are contingent on performance goals or market conditions.  Of the shares that vested in 2009, 2008 and 2007, 8,514 shares, 7,150 shares and 11,382 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As shown in the table below, the fair value of shares that were granted during 2009, 2008 and 2007 was $3,116,000, $1,720,000 and $1,961,000 respectively.  As of the vesting date, the fair value of shares that vested during 2009, 2008 and 2007 was $1,971,000, $3,343,000, and $4,350,000, respectively.

	Years Ended December 31,
Restricted Stock Activity:	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	87,685	$36.95	144,089	$31.65	196,671	$28.66
Granted (1)	92,555	33.66	35,222	48.83	44,646	43.93
Forfeited	(790)	23.67	(2,520)	26.51	(2,250)	23.52
Vested	(55,370)	31.68	(89,106)	33.37	(94,978)	31.42
Nonvested at end of year	124,080	36.93	87,685	36.95	144,089	31.65

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

  Following is a vesting schedule of the total nonvested shares as of December 31, 2009:

Nonvested Shares Vesting Schedule	Number of Shares
2010	38,548
2011	35,647
2012	36,140
2013	13,745
Total Nonvested Shares	124,080

Employee Stock Options
The Company has not granted stock options to employees since 2002.  Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested.  The intrinsic value realized by employees from the exercise of options during 2009, 2008 and 2007 was $539,000, $585,000 and $1,492,000, respectively.  There were no employee stock options granted or forfeited during the years presented.  Following is a summary of the total employee stock options exercised and expired with related weighted average exercise share prices for 2009, 2008 and 2007.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Stock Option Activity:	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	55,436	$20.51	76,656	$20.49	135,056	$21.10
Exercised	(50,686)	20.39	(21,220)	20.43	(58,400)	21.89
Outstanding at end of year	4,750	21.80	55,436	20.51	76,656	20.49

Exercisable at end of year	4,750	$21.80	55,436	$20.51	76,656	$20.49

Employee outstanding stock options at December 31, 2009, all exercisable:
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$19.00 – 25.30	4,750	1.0 years	$21.80	$78,000

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
Directors were issued 7,074 shares, 5,034 shares and 3,048 shares of common stock for 2009, 2008 and 2007, respectively.  In addition, in 2005, 481 shares of restricted stock at $41.57 were granted, all of which were vested as of December 31, 2009.  There were 29,761 shares available for grant under the 2005 Plan at December 31, 2009.
Stock-based compensation expense for directors was $242,000, $200,000 and $155,000 for 2009, 2008 and 2007, respectively.  The intrinsic value realized by directors from the exercise of options was $83,000, $120,000 and $218,000 for 2009, 2008 and 2007, respectively.
There were no director stock options granted or expired during the years presented below.  Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2009, 2008 and 2007.

	Years Ended December 31,
Stock Option Activity:	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	38,250	$23.29	42,750	$23.01	51,500	$22.93
Exercised	(6,750)	21.64	(4,500)	20.63	(8,750)	22.49
Outstanding at end of year	31,500	23.65	38,250	23.29	42,750	23.01

Exercisable at end of year	31,500	$23.65	38,250	$23.29	42,750	$23.01

Director outstanding stock options at December 31, 2009, all exercisable:
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$21.40 - 26.60	31,500	2.0 years	$23.65	$461,000

 (12)  REDEMPTION OF SERIES D PREFERRED SHARES

        On July 2, 2008, EastGroup redeemed all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share ($33,000,000) plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregated redemption price of $25.011 per Series D Preferred Share.  Original issuance costs of $674,000 and additional redemption costs of $8,000 were charged against net income available to EastGroup Properties, Inc. common stockholders in conjunction with the redemption of these shares.
The Company declared dividends of $1.0048 per Series D Preferred share for 2008 and $1.9876 per share for 2007.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of accumulated other comprehensive income (loss) for 2009, 2008 and 2007 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.

	2009	2008	2007
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$(522)	(56)	314
Change in fair value of interest rate swap	204	(466)	(370)
Balance at end of year	$(318)	(522)	(56)

(14)  EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic EPS and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators
	2009	2008	2007
	(In thousands)
BASIC EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Numerator – net income available to common stockholders	$26,659	32,134	27,110
Denominator – weighted average shares outstanding	25,590	24,503	23,562
DILUTED EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Numerator – net income available to common stockholders	$26,659	32,134	27,110
Denominator:
Weighted average shares outstanding	25,590	24,503	23,562
Common stock options	19	54	87
Nonvested restricted stock	81	96	132
Total Shares	25,690	24,653	23,781

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2009 Quarter Ended (1)				2008 Quarter Ended (1)
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$43,538	43,189	43,349	42,931	40,833	41,564	43,401	44,070
Expenses	(35,659)	(35,925)	(37,067)	(37,152)	(32,621)	(33,618)	(35,430)	(35,473)
Income from continuing operations	7,879	7,264	6,282	5,779	8,212	7,946	7,971	8,597
Income (loss) from discontinued operations	(38)	(38)	(38)	4	35	1,937	70	–
Net income	7,841	7,226	6,244	5,783	8,247	9,883	8,041	8,597
Net income attributable to noncontrolling interest in joint ventures	(163)	(70)	(97)	(105)	(156)	(137)	(169)	(164)
Net income attributable to EastGroup Properties, Inc.	7,678	7,156	6,147	5,678	8,091	9,746	7,872	8,433
Preferred dividends – Series D	–	–	–	–	(656)	(656)	(14)	–
Costs on redemption of Series D Preferred shares	–	–	–	–	–	–	(682)	–
Net income available to EastGroup Properties, Inc. common stockholders	$7,678	7,156	6,147	5,678	7,435	9,090	7,176	8,433
BASIC PER SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. (2)
Net income available to common stockholders	$.31	.28	.24	.22	.31	.37	.29	.34
Weighted average shares outstanding	24,999	25,326	25,811	26,208	23,684	24,488	24,908	24,923
DILUTED PER SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. (2)
Net income available to common stockholders	$.31	.28	.24	.22	.31	.37	.29	.34
Weighted average shares outstanding	25,070	25,413	25,916	26,327	23,829	24,647	25,069	25,059

(1)
Certain reclassifications have been made to the quarterly data previously disclosed due to the disposal of properties in 2009 and 2008 whose results of operations were reclassified to discontinued operations in the consolidated financial statements.

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

 (16)  DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $396,000, $467,000 and $429,000 for 2009, 2008 and 2007, respectively.

(17)  LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company’s liability insurance.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).  The Company’s interest rate swap, as discussed in Note 6, is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities.  The fair value of the interest rate swap is determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This market information is considered a Level 2 input as defined by ASC 820.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820, at December 31, 2009 and 2008.

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$1,062	1,062	293	293
Mortgage loans receivable, net of discount	4,155	4,289	4,174	4,189
Financial Liabilities
Mortgage notes payable	602,949	610,252	585,806	555,096
Notes payable to banks	89,156	84,627	109,886	101,484

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

 (19)  SUBSEQUENT EVENTS

The Company has evaluated and disclosed in the paragraphs below all material subsequent events that provide additional evidence about conditions that existed as of December 31, 2009.  The Company evaluated these subsequent events through the date on which the financial statements contained herein were issued.
In January 2010, EastGroup purchased two business distribution buildings containing 193,000 square feet in Charlotte, North Carolina, for $5.3 million.  The buildings, which have been renamed Commerce Park 2 and 3, are located in the city’s southwest submarket and increase the Company’s ownership in Charlotte to over 1.8 million square feet.
Also in January, the Company acquired Ocean View Corporate Center, a three-building, multi-tenant distribution complex in San Diego, California, for $17 million.  Located in the Otay Mesa submarket, Ocean View contains 274,000 square feet and increases EastGroup’s ownership in the south San Diego market to 465,000 square feet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 26, 2010, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the 2009 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Jackson, Mississippi
February 26, 2010

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009 (In thousands, except footnotes)

		Initial Cost to the Company			Gross Amount at which Carried at Close of Period
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation Dec. 31, 2009	Year Acquired	Year Constructed
Real Estate Properties (c):
Industrial:
FLORIDA
Jacksonville
Deerwood Distribution Center	$-	1,147	1,799	1,468	1,147	3,267	4,414	1,653	1989	1978
Phillips Distribution Center	-	1,375	2,961	3,613	1,375	6,574	7,949	3,337	1994	1984/95
Lake Pointe Business Park (l)	15,434	3,442	6,450	4,895	3,442	11,345	14,787	6,552	1993	1986/87
Ellis Distribution Center	-	540	7,513	901	540	8,414	8,954	2,850	1997	1977
Westside Distribution Center	-	1,170	12,400	3,932	1,170	16,332	17,502	6,526	1997	1984
Beach Commerce Center	-	476	1,899	559	476	2,458	2,934	859	2000	2000
Interstate Distribution Center	4,493	1,879	5,700	816	1,879	6,516	8,395	1,940	2005	1990
12th Street Distribution Center	-	841	2,974	1,356	841	4,330	5,171	101	2008	1985
Orlando
Chancellor Center	-	291	1,711	145	291	1,856	2,147	778	1996/97	1996/97
Exchange Distribution Center I	-	603	2,414	1,576	603	3,990	4,593	2,277	1994	1975
Exchange Distribution Center II	-	300	945	76	300	1,021	1,321	412	2002	1976
Exchange Distribution Center III	-	320	997	17	320	1,014	1,334	400	2002	1980
Sunbelt Distribution Center (j)	7,262	1,474	5,745	4,640	1,474	10,385	11,859	5,346	1989/97/98	1974/87/97/98
John Young Commerce Center I	-	497	2,444	622	497	3,066	3,563	1,187	1997/98	1997/98
John Young Commerce Center II	-	512	3,613	145	512	3,758	4,270	1,667	1998	1999
Altamonte Commerce Center I	-	1,518	2,661	1,590	1,518	4,251	5,769	2,077	1999	1980/82
Altamonte Commerce Center II	-	745	2,618	745	745	3,363	4,108	1,032	2003	1975
Sunport Center I	-	555	1,977	610	555	2,587	3,142	961	1999	1999
Sunport Center II	-	597	3,271	1,316	597	4,587	5,184	2,355	1999	2001
Sunport Center III	-	642	3,121	451	642	3,572	4,214	1,365	1999	2002
Sunport Center IV	-	642	2,917	600	642	3,517	4,159	960	1999	2004
Sunport Center V	-	750	2,509	1,866	750	4,375	5,125	1,372	1999	2005
Sunport Center VI	-	672	-	3,313	672	3,313	3,985	544	1999	2006
Southridge I	-	373	-	4,452	373	4,452	4,825	1,306	2003	2006
Southridge II	-	342	-	4,160	342	4,160	4,502	793	2003	2007
Southridge III	-	547	-	4,907	547	4,907	5,454	486	2003	2007
Southridge IV	-	506	-	4,333	506	4,333	4,839	659	2003	2006
Southridge V	-	382	-	4,158	382	4,158	4,540	892	2003	2006
Southridge VI	-	571	-	4,759	571	4,759	5,330	493	2003	2007
Southridge VII	-	520	-	6,039	520	6,039	6,559	505	2003	2008
Southridge VIII	-	531	-	6,240	531	6,240	6,771	148	2003	2008
Southridge XII (p)	14,558	2,025	-	16,816	2,025	16,816	18,841	849	2005	2008
Tampa
56th Street Commerce Park	-	843	3,567	2,851	843	6,418	7,261	3,737	1993	1981/86/97
Jetport Commerce Park	-	1,575	6,591	3,199	1,575	9,790	11,365	5,271	1993-99	1974-85
Westport Commerce Center	-	980	3,800	2,223	980	6,023	7,003	3,119	1994	1983/87
Benjamin Distribution Center I & II	-	843	3,963	922	883	4,845	5,728	2,234	1997	1996
Benjamin Distribution Center III	-	407	1,503	321	407	1,824	2,231	1,157	1999	1988
Palm River Center	-	1,190	4,625	1,342	1,190	5,967	7,157	2,912	1997/98	1990/97/98
Palm River North I & III (k)	5,403	1,005	4,688	1,996	1,005	6,684	7,689	2,492	1998	2000
Palm River North II (k)	4,958	634	4,418	339	634	4,757	5,391	1,971	1997/98	1999
Palm River South I	-	655	3,187	350	655	3,537	4,192	967	2000	2005
Palm River South II	-	655	-	4,264	655	4,264	4,919	1,081	2000	2006
Walden Distribution Center I	-	337	3,318	329	337	3,647	3,984	1,328	1997/98	2001
Walden Distribution Center II	-	465	3,738	571	465	4,309	4,774	1,743	1998	1998
Oak Creek Distribution Center I	-	1,109	6,126	365	1,109	6,491	7,600	2,137	1998	1998
Oak Creek Distribution Center II	-	647	3,603	500	647	4,103	4,750	1,235	2003	2001
Oak Creek Distribution Center III	-	439	-	3,151	556	3,034	3,590	471	2005	2007
Oak Creek Distribution Center IV	3,838	805	6,472	(2)	805	6,470	7,275	1,165	2005	2001
Oak Creek Distribution Center V	-	724	-	5,684	916	5,492	6,408	536	2005	2007
Oak Creek Distribution Center VI	-	642	-	5,014	812	4,844	5,656	207	2005	2008
Oak Creek Distribution Center A	-	185	-	1,326	185	1,326	1,511	31	2005	2008

Oak Creek Distribution Center B	-	227	-	1,485	227	1,485	1,712	50	2005	2008
Airport Commerce Center	-	1,257	4,012	712	1,257	4,724	5,981	1,702	1998	1998
Westlake Distribution Center (k)	6,884	1,333	6,998	1,018	1,333	8,016	9,349	3,391	1998	1998/99
Expressway Commerce Center I	-	915	5,346	349	915	5,695	6,610	1,587	2002	2004
Expressway Commerce Center II	-	1,013	3,247	183	1,013	3,430	4,443	1,108	2003	2001
Fort Myers
SunCoast I	-	911	-	4,660	928	4,643	5,571	336	2005	2008
SunCoast II	-	911	-	4,731	928	4,714	5,642	544	2005	2007
SunCoast III	-	1,720	-	5,235	1,763	5,192	6,955	65	2006	2008
Fort Lauderdale/Pompano Beach area
Linpro Commerce Center	-	613	2,243	1,247	616	3,487	4,103	2,065	1996	1986
Cypress Creek Business Park	-	-	2,465	1,365	-	3,830	3,830	1,805	1997	1986
Lockhart Distribution Center	-	-	3,489	2,018	-	5,507	5,507	2,441	1997	1986
Interstate Commerce Center	-	485	2,652	601	485	3,253	3,738	1,461	1998	1988
Sample 95 Business Park	-	2,202	8,785	2,159	2,202	10,944	13,146	4,748	1996/98	1990/99
Blue Heron Distribution Center	-	975	3,626	1,619	975	5,245	6,220	2,065	1999	1986
Blue Heron Distribution Center II	1,524	1,385	4,222	764	1,385	4,986	6,371	1,379	2004	1988
Executive Airport Commerce Ctr	-	1,991	4,857	4,787	1,991	9,644	11,635	2,321	2001	2004/06
NORTH CAROLINA
Charlotte
NorthPark Business Park (f)	17,607	2,758	15,932	384	2,758	16,316	19,074	3,273	2006	1987-89
Commerce Park 1 (o)	4,491	765	4,303	290	765	4,593	5,358	610	2007	1983
Lindbergh Business Park	-	470	3,401	186	470	3,587	4,057	583	2007	2001/03
Nations Ford Business Park (o)	17,021	3,924	16,171	212	3,924	16,383	20,307	3,439	2007	1989/94
Airport Commerce Center (p)	8,997	1,454	10,136	55	1,454	10,191	11,645	757	2008	2001/02
Interchange Park (p)	6,907	986	7,949	5	986	7,954	8,940	633	2008	1989
Ridge Creek Distribution Center (p)	11,449	1,284	13,163	371	1,284	13,534	14,818	771	2008	2006
Waterford Distribution Center (p)	3,128	654	3,392	3	654	3,395	4,049	185	2008	2000
CALIFORNIA
San Francisco area
Wiegman Distribution Center (m)	12,942	2,197	8,788	1,411	2,308	10,088	12,396	3,593	1996	1986/87
Huntwood Distribution Center (m)	21,409	3,842	15,368	1,296	3,842	16,664	20,506	6,427	1996	1988
San Clemente Distribution Center	-	893	2,004	837	893	2,841	3,734	750	1997	1978
Yosemite Distribution Center	-	259	7,058	992	259	8,050	8,309	2,773	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	2,894	643	2,573	30	643	2,603	3,246	930	1996	1980
Dominguez Distribution Center (e)	9,987	2,006	8,025	1,170	2,006	9,195	11,201	3,902	1996	1977
Main Street Distribution Center (i)	3,789	1,606	4,103	569	1,606	4,672	6,278	1,800	1999	1999
Walnut Business Center (e)	7,697	2,885	5,274	474	2,885	5,748	8,633	2,256	1996	1966/90
Washington Distribution Center (e)	6,337	1,636	4,900	572	1,636	5,472	7,108	1,960	1997	1996/97
Chino Distribution Center (f)	12,413	2,544	10,175	729	2,544	10,904	13,448	3,967	1998	1980
Industry Distribution Center I (e)	21,078	10,230	12,373	1,038	10,230	13,411	23,641	4,956	1998	1959
Industry Distribution Center III (e)	2,495	-	3,012	(214)	-	2,798	2,798	1,827	2007	1992
Chestnut Business Center (i)	3,187	1,674	3,465	142	1,674	3,607	5,281	1,165	1998	1999
Los Angeles Corporate Center	-	1,363	5,453	1,965	1,363	7,418	8,781	3,178	1996	1986
Santa Barbara
University Business Center	13,209	5,517	22,067	3,927	5,520	25,991	31,511	9,955	1996	1987/88
Castilian Research Center	-	2,719	1,410	4,827	2,719	6,237	8,956	422	2005	2007
Fresno
Shaw Commerce Center (e)	15,649	2,465	11,627	3,460	2,465	15,087	17,552	6,039	1998	1978/81/87
San Diego
Eastlake Distribution Center (o)	9,399	3,046	6,888	1,279	3,046	8,167	11,213	3,250	1997	1989

TEXAS
Dallas
Interstate Distribution Center I & II (h)	4,439	1,746	4,941	1,821	1,746	6,762	8,508	4,319	1988	1978
Interstate Distribution Center III (h)	1,673	519	2,008	680	519	2,688	3,207	1,116	2000	1979
Interstate Distribution Center IV	-	416	2,481	128	416	2,609	3,025	735	2004	2002
Interstate Distribution Center V, VI, & VII	-	1,824	4,106	68	1,824	4,174	5,998	219	2009	1979/80/81
Venture Warehouses (h)	3,591	1,452	3,762	1,668	1,452	5,430	6,882	3,280	1988	1979
Stemmons Circle (h)	1,426	363	2,014	355	363	2,369	2,732	1,170	1998	1977
Ambassador Row Warehouses	-	1,156	4,625	1,587	1,156	6,212	7,368	3,290	1998	1958/65
North Stemmons II	-	150	583	183	150	766	916	288	2002	1971
North Stemmons III	-	380	2,066	2	380	2,068	2,448	189	2007	1974
Shady Trail Distribution Center (k)	3,069	635	3,621	468	635	4,089	4,724	977	2003	1998
Houston
Northwest Point Business Park (j)	6,035	1,243	5,640	2,970	1,243	8,610	9,853	4,446	1994	1984/85
Lockwood Distribution Center (j)	4,911	749	5,444	1,827	749	7,271	8,020	2,669	1997	1968/69
West Loop Distribution Center (h)	3,738	905	4,383	1,877	905	6,260	7,165	2,734	1997/2000	1980
World Houston Int'l Business Ctr 1 & 2 (f)	7,041	660	5,893	1,075	660	6,968	7,628	3,001	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	4,726	1,025	6,413	328	1,025	6,741	7,766	2,924	1998	1998
World Houston Int'l Business Ctr 6 (g)	2,140	425	2,423	373	425	2,796	3,221	1,004	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	5,439	680	4,584	3,309	680	7,893	8,573	3,328	1998	1998
World Houston Int'l Business Ctr 9 (g)	4,726	800	4,355	1,460	800	5,815	6,615	1,637	1998	1998
World Houston Int'l Business Ctr 10 (j)	3,675	933	4,779	289	933	5,068	6,001	1,412	2001	1999
World Houston Int'l Business Ctr 11 (j)	3,251	638	3,764	906	638	4,670	5,308	1,493	1999	1999
World Houston Int'l Business Ctr 12 (i)	1,784	340	2,419	198	340	2,617	2,957	964	2000	2002
World Houston Int'l Business Ctr 13 (i)	1,845	282	2,569	206	282	2,775	3,057	1,432	2000	2002
World Houston Int'l Business Ctr 14 (j)	2,297	722	2,629	400	722	3,029	3,751	1,146	2000	2003
World Houston Int'l Business Ctr 15 (o)	5,346	731	-	5,647	731	5,647	6,378	1,137	2000	2007
World Houston Int'l Business Ctr 16 (n)	4,464	519	4,248	159	519	4,407	4,926	1,231	2000	2005
World Houston Int'l Business Ctr 17 (k)	2,682	373	1,945	758	373	2,703	3,076	551	2000	2004
World Houston Int'l Business Ctr 18	-	323	1,512	27	323	1,539	1,862	365	2005	1995
World Houston Int'l Business Ctr 19 (l)	3,613	373	2,256	833	373	3,089	3,462	1,218	2000	2004
World Houston Int'l Business Ctr 20 (l)	4,271	1,008	1,948	1,136	1,008	3,084	4,092	1,057	2000	2004
World Houston Int'l Business Ctr 21 (f)	3,609	436	-	3,474	436	3,474	3,910	413	2000/03	2006
World Houston Int'l Business Ctr 22 (o)	3,894	436	-	4,210	436	4,210	4,646	510	2000	2007
World Houston Int'l Business Ctr 23 (f)	7,325	910	-	7,026	910	7,026	7,936	756	2000	2007
World Houston Int'l Business Ctr 24 (p)	4,821	837	-	5,403	837	5,403	6,240	502	2005	2008
World Houston Int'l Business Ctr 25 (p)	3,185	508	-	3,615	508	3,615	4,123	219	2005	2008
World Houston Int'l Business Ctr 26	-	445	-	3,145	445	3,145	3,590	92	2005	2008
World Houston Int'l Business Ctr 27 (p)	4,473	837	-	4,953	837	4,953	5,790	211	2005	2008
World Houston Int'l Business Ctr 28	-	550	-	4,040	550	4,040	4,590	113	2005	2009
World Houston Int'l Business Ctr 29	-	782	-	4,127	974	3,935	4,909	69	2007	2009
America Plaza (g)	3,388	662	4,660	613	662	5,273	5,935	2,125	1998	1996
Central Green Distribution Center (g)	3,032	566	4,031	97	566	4,128	4,694	1,599	1999	1998
Glenmont Business Park (h)	4,698	936	6,161	1,908	937	8,068	9,005	2,941	1998	1999/2000
Techway Southwest I (j)	3,770	729	3,765	1,663	729	5,428	6,157	1,747	2000	2001
Techway Southwest II (l)	4,777	550	3,689	338	550	4,027	4,577	1,236	2000	2004
Techway Southwest III (o)	4,841	597	-	5,178	751	5,024	5,775	882	1999	2006
Techway Southwest IV	-	535	-	5,639	674	5,500	6,174	173	1999	2008
Beltway Crossing I (j)	4,513	458	5,712	1,200	458	6,912	7,370	2,276	2002	2001
Beltway Crossing II (o)	2,653	415	-	2,750	415	2,750	3,165	361	2005	2007
Beltway Crossing III (o)	2,874	460	-	2,969	460	2,969	3,429	363	2005	2008
Beltway Crossing IV (o)	2,888	460	-	2,985	460	2,985	3,445	469	2005	2008
Beltway Crossing V	-	701	-	4,702	701	4,702	5,403	299	2005	2008
Beltway Crossing VI	-	618	-	5,808	618	5,808	6,426	143	2005	2008
Kirby Business Center (k)	3,012	530	3,153	313	530	3,466	3,996	693	2004	1980
Clay Campbell Distribution Center	-	742	2,998	361	742	3,359	4,101	922	2005	1982

El Paso
Butterfield Trail (h)	13,235	-	20,725	4,641	-	25,366	25,366	11,946	1997/2000	1987/95
Rojas Commerce Park (h)	3,534	900	3,659	2,215	900	5,874	6,774	3,462	1999	1986
Americas Ten Business Center I (k)	2,961	526	2,778	1,085	526	3,863	4,389	1,440	2001	2003
San Antonio
Alamo Downs Distribution Center (n)	7,450	1,342	6,338	541	1,342	6,879	8,221	2,350	2004	1986/2002
Arion Business Park (n)	34,167	4,143	31,432	2,127	4,143	33,559	37,702	9,175	2005	1988-2000/06
Arion 14 (n)	3,356	423	-	3,280	423	3,280	3,703	484	2005	2006
Arion 16 (f)	3,611	427	-	3,485	427	3,485	3,912	331	2005	2007
Arion 17 (n)	3,633	616	-	3,393	616	3,393	4,009	507	2005	2007
Arion 18	-	418	-	2,316	418	2,316	2,734	230	2005	2008
Wetmore Business Center (o)	11,685	1,494	10,804	1,642	1,494	12,446	13,940	3,148	2005	1998/99
Wetmore Phase II, Building A	-	412	-	2,972	412	2,972	3,384	306	2006	2008
Wetmore Phase II, Building B	-	505	-	3,285	505	3,285	3,790	172	2006	2008
Wetmore Phase II, Building C	-	546	-	3,178	546	3,178	3,724	127	2006	2008
Wetmore Phase II, Building D	-	1,056	-	7,290	1,056	7,290	8,346	372	2006	2008
Fairgrounds Business Park (o)	9,167	1,644	8,209	1,084	1,644	9,293	10,937	1,331	2007	1985/86
ARIZONA
Phoenix area
Broadway Industrial Park I (i)	2,940	837	3,349	686	837	4,035	4,872	1,769	1996	1971
Broadway Industrial Park II	-	455	482	145	455	627	1,082	314	1999	1971
Broadway Industrial Park III (i)	1,631	775	1,742	186	775	1,928	2,703	792	2000	1983
Broadway Industrial Park IV (i)	1,694	380	1,652	775	380	2,427	2,807	771	2000	1986
Broadway Industrial Park V (j)	949	353	1,090	106	353	1,196	1,549	454	2002	1980
Broadway Industrial Park VI (f)	2,636	599	1,855	402	599	2,257	2,856	838	2002	1979
Kyrene Distribution Center	505	850	2,044	378	850	2,422	3,272	1,141	1999	1981
Kyrene Distribution Center II	-	640	2,409	660	640	3,069	3,709	1,240	1999	2001
Metro Business Park	-	1,927	7,708	4,728	1,927	12,436	14,363	5,357	1996	1977/79
35th Avenue Distribution Center (j)	1,928	418	2,381	350	418	2,731	3,149	921	1997	1967
Estrella Distribution Center	-	628	4,694	862	628	5,556	6,184	1,767	1998	1988
51st Avenue Distribution Center (i)	1,692	300	2,029	474	300	2,503	2,803	1,014	1998	1987
East University Distribution Center I and II (f)	5,631	1,120	4,482	499	1,120	4,981	6,101	2,080	1998	1987/89
55th Avenue Distribution Center (f)	4,934	912	3,717	717	917	4,429	5,346	1,806	1998	1987
Interstate Commons Dist Ctr I	-	798	3,632	448	798	4,080	4,878	1,658	1999	1988
Interstate Commons Dist Ctr II	-	320	2,448	322	320	2,770	3,090	899	1999	2000
Interstate Commons Dist Ctr III	-	242	-	2,881	242	2,881	3,123	205	2000	2008
Southpark Distribution Center (i)	2,550	918	2,738	570	918	3,308	4,226	1,011	2001	2000
Airport Commons	-	1,000	1,510	563	1,000	2,073	3,073	655	2003	1971
Santan 10 Distribution Center I (n)	3,382	846	2,647	239	846	2,886	3,732	915	2001	2005
Santan 10 Distribution Center II (f)	5,294	1,088	-	4,647	1,088	4,647	5,735	657	2004	2007
40th Avenue Distribution Center	-	703	-	6,012	703	6,012	6,715	255	2004	2008
Sky Harbor Business Park	-	5,839	-	19,489	5,839	19,489	25,328	261	2006	2008
Tucson
Country Club I (l)	5,865	506	3,564	1,549	506	5,113	5,619	1,439	1997/2003	1994/2003
Country Club II	-	442	3,381	4	442	3,385	3,827	336	2007	2000
Airport Distribution Center (i)	4,283	1,103	4,672	1,322	1,103	5,994	7,097	2,338	1998	1995
Southpointe Distribution Center (i)	4,183	-	3,982	2,950	-	6,932	6,932	2,486	1999	1989
Benan Distribution Center	-	707	1,842	394	707	2,236	2,943	767	2005	2001
NEVADA
Las Vegas
Arville Distribution Center	-	4,933	5,094	17	4,933	5,111	10,044	255	2009	1997
TENNESSEE
Memphis
Air Park Distribution Center I	-	250	1,916	738	250	2,654	2,904	962	1998	1975

LOUISIANA
New Orleans
Elmwood Business Park	-	2,861	6,337	2,993	2,861	9,330	12,191	5,096	1997	1979
Riverbend Business Park	-	2,592	17,623	2,117	2,592	19,740	22,332	8,427	1997	1984
COLORADO
Denver
Rampart Distribution Center I (n)	5,233	1,023	3,861	890	1,023	4,751	5,774	2,689	1988	1987
Rampart Distribution Center II (n)	3,719	230	2,977	897	230	3,874	4,104	2,098	1996/97	1996/97
Rampart Distribution Center III (n)	5,685	1,098	3,884	1,291	1,098	5,175	6,273	1,982	1997/98	1999
Concord Distribution Center	-	1,051	4,773	45	1,051	4,818	5,869	628	2007	2000
Centennial Park	-	750	3,319	1,697	750	5,016	5,766	305	2007	1990
OKLAHOMA
Oklahoma City
Northpointe Commerce Center	-	777	3,113	726	998	3,618	4,616	1,203	1998	1996/97
Tulsa
Braniff Park West	-	1,066	4,641	2,296	1,066	6,937	8,003	3,422	1996	1974
MISSISSIPPI
Interchange Business Park (i)	4,365	343	5,007	1,884	343	6,891	7,234	3,196	1997	1981
Tower Automotive	9,175	-	9,958	1,190	17	11,131	11,148	2,558	2001	2002
Metro Airport Commerce Center I	-	303	1,479	921	303	2,400	2,703	878	2001	2003
	601,447	207,188	758,747	404,653	208,630	1,161,958	1,370,588	354,617
Industrial Development (d):
FLORIDA
Oak Creek Distribution Center IX	-	618	-	4,533	781	4,370	5,151	-	2005	n/a
Oak Creek land	-	1,946	-	1,973	2,374	1,545	3,919	-	2005	n/a
Southridge land	-	1,395	-	3,883	1,395	3,883	5,278	-	2003	n/a
Sand Lake land	-	14,072	-	1,676	14,143	1,605	15,748	-	2008/09	n/a
Blue Heron III	-	450	-	2,100	450	2,100	2,550	-	2004	n/a
SunCoast land	-	10,926	-	4,997	11,156	4,767	15,923	-	2006	n/a
NORTH CAROLINA
Airport Commerce Center III land	-	855	-	240	855	240	1,095	-	2008	n/a
TEXAS
North Stemmons land (i)	387	537	-	104	537	104	641	-	2001	n/a
World Houston Int'l Business Ctr 30	-	981	-	4,899	1,222	4,658	5,880	29	2007	n/a
Beltway Crossing VII	-	765	-	4,880	765	4,880	5,645	67	2005	n/a
World Houston Int'l Business Ctr land	-	3,636	-	1,720	3,636	1,720	5,356	-	2000/05/06/08	n/a
Beltway Crossing land	-	721	-	425	721	425	1,146	-	2005	n/a
Beltway Crossing Phase II land	-	1,841	-	682	1,841	682	2,523	-	2007	n/a
Lee Road land	-	4,214	-	2,033	5,253	994	6,247	-	2007	n/a
Americas Ten Business Center II & III land	-	1,365	-	1,079	1,365	1,079	2,444	-	2001	n/a
Arion 8 expansion (n)	46	-	-	51	-	51	51	-	2005	n/a
Alamo Ridge land	-	2,288	-	1,136	2,288	1,136	3,424	-	2007	n/a
Thousand Oaks land	-	2,173	-	550	2,173	550	2,723	-	2008	n/a
ARIZONA
Airport Distribution Center II land	-	300	-	117	300	117	417	-	2000	n/a
Country Club III & IV	-	1,407	-	9,320	1,407	9,320	10,727	32	2007	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	-	307	-	399	307	399	706	-	2001	n/a
	433	50,797	-	46,797	52,969	44,625	97,594	128

Letter of credit collateralizing mortgage (h)	1,069

Total real estate owned (a)(b)	$602,949	257,985	758,747	451,450	261,599	1,206,583	1,468,182	354,745

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)      Changes in Real Estate Properties follow:

Years Ended December 31,
2009	2008	2007
                                                                      (In thousands)

Balance at beginning of year	$1,402,636	1,267,929	1,088,896
Purchase of real estate properties	15,957	44,030	54,543
Development of real estate properties	35,057	85,441	112,960
Improvements to real estate properties	16,212	15,210	15,881
Carrying amount of investments sold	(1,680)	(10,385)	(3,791)
Write-off of improvements	–	411	(560)
Balance at end of year (1)	$1,468,182	1,402,636	1,267,929

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $1,791,000 at December 31, 2009 and $1,791,000 at December 31, 2008 and in University Business Center of $6,302,000 and $6,180,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

Years Ended December 31,
2009	2008	2007
                                                                     (In thousands)

Balance at beginning of year	$310,351	269,132	231,106
Depreciation expense	45,195	42,166	39,688
Accumulated depreciation on assets sold	(801)	(1,358)	(1,102)
Other	–	411	(560)
Balance at end of year	$354,745	310,351	269,132

(b)      The estimated aggregate cost of real estate properties at December 31, 2009 for federal income tax purposes was approximately $1,411,298,000 before estimated accumulated tax depreciation of $223,016,000.  The federal income tax return for the year ended December 31, 2009 has not been filed and, accordingly, this estimate is based on preliminary data.

(c)      The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)      The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)      EastGroup has a $66,137,000 limited recourse first mortgage loan with Prudential Life secured by Dominguez, Kingsview, Walnut, Washington, Industry Distribution Center I & III and Shaw.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)    EastGroup has a $70,100,000 non-recourse first mortgage loan with Prudential Life secured by Broadway VI, World Houston 1 & 2, 21 & 23, Arion 16, Chino, Northpark I-IV, South 55th Avenue, East University I & II and Santan 10 II.

(g)      EastGroup has a $23,451,000 non-recourse first mortgage loan with New York Life secured by America Plaza, Central Green and World Houston 3-9.

(h)      EastGroup has a $37,403,000 non-recourse first mortgage loan with Metropolitan Life secured by Interstate I, II & III, Venture, Stemmons Circle, Glenmont I & II, West Loop I & II, Butterfield Trail and Rojas and a letter of credit for $2,048,000.

(i)      EastGroup has a $34,330,000 non-recourse first mortgage loan with Metropolitan Life secured by Airport Distribution, Southpointe, Broadway I, III & IV, Southpark, 51st Avenue, Chestnut, Main Street, Interchange Business Park, North Stemmons I land and World Houston 12 & 13.

(j)      EastGroup has a $38,591,000 non-recourse first mortgage loan with Prudential Life secured by Broadway V, 35th Avenue, Sunbelt, Beltway Crossing I, Lockwood, Northwest Point, Techway Southwest I and World Houston 10, 11 & 14.

(k)    EastGroup has a $28,969,000 non-recourse first mortgage loan with New York Life secured by World Houston 17, Kirby, Americas Ten I, Shady Trail, Palm River North I, II & III and Westlake I & II.

(l)    EastGroup has a $33,960,000 non-recourse first mortgage loan with Prudential Life secured by Country Club Commerce Center I, Lake Pointe, Techway Southwest II and World Houston 19 & 20.

(m)   EastGroup has a $34,351,000 non-recourse first mortgage loan with Prudential Life secured by Huntwood and Wiegman.

(n) EastGroup has a $71,136,000 non-recourse first mortgage loan with Prudential Life secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16.

(o)   EastGroup has a $74,259,000 non-recourse first mortgage loan with Prudential Life secured by Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22.

(p)  EastGroup has a $57,518,000 limited recourse first mortgage loan with Prudential Life secured by Southridge XII, Airport Commerce Center I & II, Interchange Park, Ridge Creek III, World Houston 24, 25 & 27 and Waterford Distribution Center.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts subsequent to January 1, 2011.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2009

	Number of Loans	Interest Rate		Maturity Date	Periodic Payment Terms

First mortgage loan: United Stationers Tampa Building, Florida	1	6.0	% (e)	08/2013	Interest accrued and due monthly (beginning 01/01/09); balloon payment of $4,150,000 due at maturity
Second mortgage loan:
Madisonville land, Kentucky	1	7.0%		01/2012	Principal and interest due monthly
Total mortgage loans (c)	2

	Face Amount of Mortgages Dec. 31, 2009	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (d)
	(In thousands)
First mortgage loan:
United Stationers Tampa Building, Florida	$4,150	4,081		–
Second mortgage loan:
Madisonville land, Kentucky	74	74		–
Total mortgage loans	$4,224	4,155	(a)(b)	–

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)	Changes in mortgage loans follow:
	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$4,174	132	162
Advances on mortgage loans receivable	–	4,994	–
Payments on mortgage loans receivable	(31)	(871)	(30)
Discount on mortgage loan receivable	–	(198)	–
Amortization of discount on mortgage loan receivable	12	117	–
Balance at end of year	$4,155	4,174	132

(b)      The aggregate cost for federal income tax purposes is approximately $4.15 million.  The federal income tax return for the year ended December 31, 2009, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2009, is based on preliminary data.

(c)      Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(d)      Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(e)      This mortgage loan has a stated interest rate of 6.0% and an effective interest rate of 6.5%.  A discount on mortgage loan receivable of $198,000 was recognized at the inception of the loan and is shown in the table in footnote (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer, President & Director
February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 26, 2010	February 26, 2010

*	*
Hayden C. Eaves III, Director	Fredric H. Gould, Director
February 26, 2010	February 26, 2010

*	*
Mary Elizabeth McCormick, Director	David M. Osnos, Director
February 26, 2010	February 26, 2010

*	/s/ N. KEITH MCKEY
Leland R. Speed, Chairman of the Board	* By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)	February 26, 2010
February 26, 2010

/s/BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
February 26, 2010

/s/N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 26, 2010

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

(3)	Exhibits required by Item 601 of Regulation S-K:

(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2008).

(10)	Material Contracts (*Indicates management or compensatory agreement):
(a)
EastGroup Properties, Inc. 1994 Management Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 2, 1999).*

(b)	Amendment No. 1 to the Amended and Restated 1994 Management Incentive Plan (incorporated by reference to Exhibit 10(c) to the Company’s Form 8-K filed January 8, 2007).*
(c)	EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
(d)	EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
(e)	Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2006).*
(f)	Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 8-K filed January 8, 2007).*
(g)	EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
(h)	Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2006).*
(i)	Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2008).*
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

(l)	Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 3, 2008).*
(m)
Annual Cash Bonus, 2009 Annual Long-Term Equity Incentive and Supplemental Annual Long-Term Equity Incentive Performance Goals (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 2, 2009).*

(n)
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