Form 10-Q
period 2010-03-31
EASTGROUP PROPERTIES INC
filed 2010-05-03
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010                                       COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of April 30, 2010 was 26,939,810.

EASTGROUP PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2010

EASTGROUP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate properties	$1,414,992	1,370,588
Development	77,929	97,594
	1,492,921	1,468,182
Less accumulated depreciation	(366,820)	(354,745)
	1,126,101	1,113,437

Unconsolidated investment	2,724	2,725
Cash	149	1,062
Other assets	62,214	61,294
TOTAL ASSETS	$1,191,188	1,178,518

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$598,019	602,949
Notes payable to banks	124,548	89,156
Accounts payable and accrued expenses	15,748	23,602
Other liabilities	14,759	15,715
Total Liabilities	753,074	731,422

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 26,939,810 shares issued and outstanding at March 31, 2010 and 26,826,100 at December 31, 2009	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	589,361	589,197
Distributions in excess of earnings	(153,585)	(144,363)
Accumulated other comprehensive loss	(256)	(318)
Total Stockholders’ Equity	435,523	444,519
Noncontrolling interest in joint ventures	2,591	2,577
Total Equity	438,114	447,096
TOTAL LIABILITIES AND EQUITY	$1,191,188	1,178,518

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
REVENUES
Income from real estate operations	$44,431	43,310
Other income	28	15
	44,459	43,325
EXPENSES
Expenses from real estate operations	13,524	12,568
Depreciation and amortization	14,717	13,029
General and administrative	2,610	2,561
	30,851	28,158
OPERATING INCOME	13,608	15,167

OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	84	81
Gain on sales of non-operating real estate	11	8
Interest income	81	124
Interest expense	(8,778)	(7,501)
INCOME FROM CONTINUING OPERATIONS	5,006	7,879

DISCONTINUED OPERATIONS
Loss from real estate operations	–	(38)
Gain on sales of real estate investments	–	–
LOSS FROM DISCONTINUED OPERATIONS	–	(38)

NET INCOME	5,006	7,841
Net income attributable to noncontrolling interest in joint ventures	(103)	(163)

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,903	7,678

BASIC PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$.18	.31
Loss from discontinued operations	.00	.00
Net income attributable to common stockholders	$.18	.31
Weighted average shares outstanding	26,735	24,999

DILUTED PER COMMON SHARE DATA FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Income from continuing operations	$.18	.31
Loss from discontinued operations	.00	.00
Net income attributable to common stockholders	$.18	.31
Weighted average shares outstanding	26,794	25,070

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$4,903	7,716
Loss from discontinued operations	–	(38)
Net income attributable to common stockholders	$4,903	7,678

Dividends declared per common share	$.52	.52

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	EastGroup Properties, Inc.
				Accumulated
		Additional	Distributions	Other	Noncontrolling
	Common	Paid-In	In Excess	Comprehensive	Interest in
	Stock	Capital	Of Earnings	Loss	Joint Ventures	Total

BALANCE, DECEMBER 31, 2009	$3	589,197	(144,363)	(318)	2,577	447,096
Comprehensive income
Net income	–	–	4,903	–	103	5,006
Net unrealized change in fair value of interest rate swap	–	–	–	62	–	62
Total comprehensive income						5,068
Common dividends declared – $.52 per share	–	–	(14,125)	–	–	(14,125)
Stock-based compensation, net of forfeitures	–	444	–	–	–	444
Issuance of 650 shares of common stock, options exercised	–	16	–	–	–	16
Issuance of 1,700 shares of common stock, dividend reinvestment plan	–	65	–	–	–	65
Withheld 9,494 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(361)	–	–	–	(361)
Distributions to noncontrolling interest	–	–	–	–	(89)	(89)
BALANCE, MARCH 31, 2010	$3	589,361	(153,585)	(256)	2,591	438,114

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	Three Months Ended March 31,
	2010	2009

OPERATING ACTIVITIES
Net income attributable to EastGroup Properties, Inc.	$4,903	7,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	14,717	13,029
Depreciation and amortization from discontinued operations	–	15
Noncontrolling interest depreciation and amortization	(52)	(51)
Amortization of mortgage loan premiums	(31)	(30)
Gain on sales of land and real estate investments	(11)	(8)
Amortization of discount on mortgage loan receivable	(4)	(4)
Stock-based compensation expense	493	438
Equity in earnings of unconsolidated investment, net of distributions	1	(21)
Changes in operating assets and liabilities:
Accrued income and other assets	902	992
Accounts payable, accrued expenses and prepaid rent	(7,422)	(8,557)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,496	13,481

INVESTING ACTIVITIES
Real estate development	(3,016)	(12,327)
Purchases of real estate	(22,601)	–
Real estate improvements	(2,888)	(3,515)
Repayments on mortgage loans receivable	11	8
Changes in accrued development costs	(335)	(67)
Changes in other assets and other liabilities	(953)	(2,073)
NET CASH USED IN INVESTING ACTIVITIES	(29,782)	(17,974)

FINANCING ACTIVITIES
Proceeds from bank borrowings	71,461	80,267
Repayments on bank borrowings	(36,069)	(25,944)
Proceeds from mortgage notes payable	–	9,365
Principal payments on mortgage notes payable	(4,899)	(45,169)
Debt issuance costs	(20)	(30)
Distributions paid to stockholders	(14,190)	(13,098)
Proceeds from common stock offerings	307	–
Proceeds from exercise of stock options	16	8
Proceeds from dividend reinvestment plan	65	67
Other	(1,298)	(987)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,373	4,479

DECREASE IN CASH AND CASH EQUIVALENTS	(913)	(14)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,062	293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149	279

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $961 and $1,651 for 2010 and 2009, respectively	$8,583	7,240
Fair value of common stock awards issued to employees and directors, net of forfeitures	4,402	2,217

See accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2009 annual report on Form 10-K and the notes thereto.
Certain reclassifications have been made in the 2009 consolidated financial statements to conform to the 2010 presentation.

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At March 31, 2010 and December 31, 2009, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(3)  USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period and to disclose material contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

(4)  REAL ESTATE PROPERTIES

EastGroup has one reportable segment – industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2010 and December 31, 2009, the Company determined that no impairment charges on the Company’s real estate properties were necessary.
Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $12,075,000 and $10,898,000 for the three months ended March 31, 2010 and 2009, respectively.
The Company’s real estate properties at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Real estate properties:
Land	$219,404	208,630
Buildings and building improvements	972,269	944,085
Tenant and other improvements	223,319	217,873
Development	77,929	97,594
	1,492,921	1,468,182
Less accumulated depreciation	(366,820)	(354,745)
	$1,126,101	1,113,437

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

(6)  BUSINESS COMBINATIONS AND ACQUIRED INTANGIBLES

Upon acquisition of real estate properties, the Company applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, which requires that for acquisitions beginning January 1, 2009, acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received.  The Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models.
The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $944,000 for the three months ended March 31, 2010, and $566,000 for the same period in 2009.  Amortization of above and below market leases was immaterial for all periods presented.
During the first quarter of 2010, the Company acquired the following operating properties:  Commerce Park 2 & 3 in Charlotte and Ocean View Corporate Center in San Diego.  The Company purchased these properties for a total cost of $22,250,000, of which $18,403,000 was allocated to real estate properties.  The Company allocated $7,471,000 of the total purchase price to land using third party land valuations for the Charlotte and San Diego markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 12 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $2,932,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
Acquisition-related costs are included in General and Administrative Expenses on the Consolidated Statements of Income.  During the first quarter of 2010, the Company expensed acquisition-related costs of $12,000 in connection with the Commerce Park 2 & 3 acquisition and $37,000 in connection with the Ocean View Corporate Center acquisition.  During the fourth quarter of 2009, EastGroup expensed acquisition-related costs of $27,000 in connection with the Commerce Park 2 & 3 acquisition and $35,000 in connection with the Ocean View Corporate Center acquisition.  No acquisition costs were expensed during the first quarter of 2009.
The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no material impairment of goodwill and other intangibles existed at March 31, 2010 and December 31, 2009.

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
The Company sold no real estate properties during the first three months of 2010 and had no real estate properties that were considered to be held for sale at March 31, 2010.
During 2009, EastGroup sold one operating property, Butterfield Trail (Building G) in El Paso, and the results of operations for this property are shown under Discontinued Operations on the Consolidated Statements of Income.

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	March 31, 2010	December 31, 2009
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$21,575	21,483
Straight-line rent receivable, net of allowance for doubtful accounts	17,234	16,520
Accounts receivable, net of allowance for doubtful accounts	2,001	2,947
Acquired in-place lease intangibles, net of accumulated amortization of $5,613 and $5,568 for 2010 and 2009, respectively	5,122	3,134
Mortgage loans receivable, net of discount of $65 and $69 for 2010 and 2009, respectively	4,147	4,155
Loan costs, net of accumulated amortization	3,461	3,705
Goodwill	990	990
Prepaid expenses and other assets	7,684	8,360
	$62,214	61,294

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2010	December 31, 2009
	(In thousands)

Property taxes payable	$7,686	12,098
Interest payable	2,728	2,766
Dividends payable on nonvested restricted stock	805	870
Development costs payable	330	665
Other payables and accrued expenses	4,199	7,203
	$15,748	23,602

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:
	March 31, 2010	December 31, 2009
	(In thousands)

Security deposits	$7,687	7,453
Prepaid rent and other deferred income	6,450	7,428
Other liabilities	622	834
	$14,759	15,715

 (11)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss are presented in the Company’s Consolidated Statement of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swap.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(318)	(522)
Change in fair value of interest rate swap	62	30
Balance at end of period	$(256)	(492)

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
On January 1, 2009, the Company adopted provisions included in ASC 815, Derivatives and Hedging, which require all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  EastGroup has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $8,975,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap are recognized in other comprehensive income (loss) (see Note 11).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 3/31/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$8,975	12/31/10	1 month LIBOR	4.03%	6.03%	$(256)	$(318)

 (13)  EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (EPS).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding.
Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of nonvested restricted stock and stock options had the options been exercised.  The dilutive effect of stock options and their equivalents (such as nonvested restricted stock) was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period.

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
BASIC EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Numerator – net income attributable to common stockholders	$4,903	7,678
Denominator – weighted average shares outstanding	26,735	24,999
DILUTED EPS COMPUTATION FOR INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
Numerator – net income attributable to common stockholders	$4,903	7,678
Denominator:
Weighted average shares outstanding	26,735	24,999
Common stock options	13	22
Nonvested restricted stock	46	49
Total Shares	26,794	25,070

 (14)  STOCK-BASED COMPENSATION

Management Incentive Plan
The Company has a management incentive plan which was approved by the shareholders and adopted in 2004.  This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock (limited to 570,000 shares), deferred stock units, performance shares, stock bonuses, and stock.  Total shares available for grant were 1,486,526 at March 31, 2010.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
Stock-based compensation cost was $444,000 and $435,000 for the three months ended March 31, 2010 and 2009, respectively, of which $11,000 and $58,000 were capitalized as part of the Company’s development costs.

Restricted Stock
      In March 2010, the Compensation Committee evaluated the Company's performance compared to a variety of goals for the year ended December 31, 2009.  Based on the evaluation, 37,522 shares were awarded to the Company’s executive officers at a grant date fair value of $36.98.  These shares vested 20% on March 4, 2010, and will vest 20% per year on January 1 of the subsequent four years.  The shares will be expensed on a straight line basis over the remaining service period.
Also in March 2010, the Committee evaluated the Company’s total shareholder return compared to a peer group, NAREIT and absolute returns.  Based on the evaluation, 23,332 shares were awarded to the Company’s executive officers at a grant date fair value of $36.98.  These shares will vest 25% per year on January 1 in years 2013, 2014, 2015 and 2016.  The shares will be expensed on a straight line basis over the remaining service period.
The Compensation Committee also awarded 20,000 shares in March 2010 as a retention bonus to each of John F. Coleman, William D. Petsas, and Brent W. Wood, Senior Vice Presidents.  The stock awards vest as follows, provided that the applicable officer remains in the employ of the Company as of such date:  1,400 shares on January 10, 2016; 2,600 shares on January 10, 2017; 4,000 shares on January 10, 2018; 5,400 shares on January 10, 2019; and 6,600 shares on January 10, 2020.  The shares will be expensed on a straight line basis over the remaining service period.
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first quarter of 2010, the Company withheld 9,494 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2010 was $1,753,000.

Restricted Stock Activity:	Three Months Ended March 31, 2010
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	124,080	$36.93
Granted	120,854	36.98
Forfeited	–	–
Vested	(46,055)	38.07
Nonvested at end of period	198,879	36.67

Directors Equity Plan
The Company has a directors equity plan that was approved by shareholders and adopted in 2005 and was further amended by the Board of Directors in May 2008, which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  Stock-based compensation expense for directors was $60,000 and $61,000 for the three months ended March 31, 2010 and 2009, respectively.

 (15) RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus, impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders and service debt or meet other financial obligations.

 (16) RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements, which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, and the Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2010.

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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820, at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$149	149	1,062	1,062
Mortgage loans receivable, net of discount	4,147	4,333	4,155	4,289
Financial Liabilities
Mortgage notes payable	598,019	608,784	602,949	610,252
Notes payable to banks	124,548	119,164	89,156	84,627

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
The Company believes the slowdown in the economy has affected and will continue to affect its operations.  The Company has experienced decreases in occupancy and rental rates and increases in bad debt expense, and it has no plans for development starts.  The current economic situation is also impacting lenders, and it is more difficult to obtain financing.  Loan proceeds as a percentage of property value has decreased, and property values have decreased. The Company believes its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2010 and 2011.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.
The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the three months ended March 31, 2010, leases on 2,239,000 square feet (8.0%) of EastGroup’s total square footage of 27,946,000 expired, and the Company was successful in renewing or re-leasing 62% of the expiring square feet.  In addition, EastGroup leased 733,000 square feet of other vacant space during this period.  During the three months ended March 31, 2010, average rental rates on new and renewal leases decreased by 8.3%.  Property net operating income (PNOI) from same properties decreased 3.8% for the quarter ended March 31, 2010, as compared to the same quarter in 2009.
EastGroup’s total leased percentage was 87.6% at March 31, 2010, compared to 93.4% at March 31, 2009.  Leases scheduled to expire for the remainder of 2010 were 8.4% of the portfolio on a square foot basis at March 31, 2010, and this figure was reduced to 6.9% as of April 30, 2010.
The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first three months of 2010, EastGroup acquired Commerce Park 2 & 3 and Ocean View Corporate Center for a total of $22,250,000.  These properties, which contain 467,000 square feet, are located in Charlotte and San Diego, respectively.
EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  EastGroup’s development activity has slowed considerably as a result of current market conditions.  The Company had only one development start in 2009, which was a 20,000 square foot expansion at Arion 8 in San Antonio to accommodate the growth of an existing customer.  There have been no development starts thus far in 2010, and the Company currently has no plans to start construction on new developments for the remainder of the year.  During the three months ended March 31, 2010, the Company transferred three properties (318,000 square feet) with aggregate costs of $21.6 million at the date of transfer from development to real estate properties.  These properties, which were collectively 36.0% leased as of April 30, 2010, are located in Tucson, Arizona; Tampa, Florida; and Houston, Texas.
During the first three months of 2010, the Company funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace short-term bank borrowings.
EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations attributable to common stockholders (FFO), defined as net income (loss) computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.
PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company’s real estate investments. The Company believes the exclusion of depreciation and amortization in the industry’s calculation of PNOI provides a supplemental indicator of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs).  The major factors that influence PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses.  The Company’s success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.

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
The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents, on a comparative basis for the three months ended March 31, 2010 and 2009, reconciliations of PNOI and FFO Attributable to Common Stockholders to Net Income Attributable to EastGroup Properties, Inc.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)

Income from real estate operations	$44,431	43,310
Expenses from real estate operations	(13,524)	(12,568)
PROPERTY NET OPERATING INCOME	30,907	30,742
Equity in earnings of unconsolidated investment (before depreciation)	117	114
Loss from discontinued operations (before depreciation and amortization)	–	(23)
Interest income	81	124
Other income	28	15
Interest expense	(8,778)	(7,501)
General and administrative expense	(2,610)	(2,561)
Noncontrolling interest in earnings (before depreciation and amortization)	(155)	(214)
Gain on sales of non-operating real estate	11	8
FUNDS FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS	19,601	20,704
Depreciation and amortization from continuing operations	(14,717)	(13,029)
Depreciation and amortization from discontinued operations	–	(15)
Depreciation from unconsolidated investment	(33)	(33)
Noncontrolling interest depreciation and amortization	52	51
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,903	7,678

Net income attributable to common stockholders per diluted share	$.18	.31
Funds from operations attributable to common stockholders per diluted share	.73	.83

Diluted shares for earnings per share and funds from operations	26,794	25,070

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the first quarter of 2010 was $.73 per share compared with $.83 per share for the same period of 2009, a decrease of 12.0% per share.  FFO per share decreased primarily due to lower occupancies and decreasing rental rates from the Company’s properties and a decrease in capitalized interest due to a slowdown in the Company’s development program.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 3.8% for the three months ended March 31, 2010.

•
Termination fee income for the three months ended March 31, 2010, was $1,413,000 compared to $232,000 for the same period of 2009.  Bad debt expense for the first quarter of 2010 was $616,000 compared to $778,000 in the same quarter last year.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2010, was 86.2%.  Quarter-end occupancy ranged from 86.2% to 92.8% over the period from March 31, 2009 to March 31, 2010.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (7.6% of total square footage) averaged 8.3% for the first quarter of 2010.

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

Valuation of Receivables
The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables.  In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed.  On a quarterly basis, the Company evaluates outstanding receivables and estimates the allowance for doubtful accounts.  Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  The Company believes its allowance for doubtful accounts is adequate for its outstanding receivables for the periods presented.  In the event the allowance for doubtful accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge on the Consolidated Statements of Income.

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.   The Company distributed all of its 2009 taxable income to its stockholders and expects to distribute all of its taxable income in 2010.  Accordingly, no provision for income taxes was necessary in 2009, nor is it expected to be necessary for 2010.

FINANCIAL CONDITION

EastGroup’s assets were $1,191,188,000 at March 31, 2010, an increase of $12,670,000 from December 31, 2009.  Liabilities increased $21,652,000 to $753,074,000 and equity decreased $8,982,000 to $438,114,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $44,404,000 during the three months ended March 31, 2010, primarily due to the purchase of the operating properties detailed below and the transfer of three properties from development, as detailed under Development below.
REAL ESTATE PROPERTIES ACQUIRED IN 2010	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Commerce Park 2 & 3	Charlotte, NC	193,000	01/12/10	$4,722
Ocean View Corporate Center	San Diego, CA	274,000	01/28/10	13,681
Total Acquisitions		467,000		$18,403

(1)
Total cost of the properties acquired was $22,250,000, of which $18,403,000 was allocated to real estate properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $2,932,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first quarter of 2010, the Company expensed acquisition-related costs of $49,000 in connection with the Commerce Park and Ocean View acquisitions.  During the fourth quarter of 2009, EastGroup expensed acquisition-related costs of $62,000 in connection with these acquisitions.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.

EastGroup also acquired 2.1 acres of land adjacent to its Country Club buildings in Tucson, Arizona, for $351,000.  This land provides additional parking and trailer storage for the existing buildings.
The Company made capital improvements of $2,968,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $1,066,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
The investment in development at March 31, 2010, was $77,929,000 compared to $97,594,000 at December 31, 2009.  Total capital invested for development during the first three months of 2010 was $3,016,000, which consisted of costs of $1,950,000 as detailed in the development activity table and costs of $1,066,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.
The Company transferred three developments to Real Estate Properties during the first quarter of 2010 with a total investment of $21,615,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT	Size	For the Three Months Ended 3/31/10	Cumulative as of 3/31/10	Estimated Total Costs
	(Square feet)	(In thousands)
LEASE-UP
Blue Heron III, West Palm Beach, FL	20,000	$63	2,613	2,800
World Houston 30, Houston, TX	88,000	291	6,171	6,600
Total Lease-up	108,000	354	8,784	9,400
UNDER CONSTRUCTION
Arion 8 Expansion, San Antonio, TX	20,000	17	68	1,900
Total Under Construction	20,000	17	68	1,900
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	417	4,900
Tampa, FL	249,000	68	3,987	14,600
Orlando, FL	1,584,000	805	21,831	101,700
Fort Myers, FL	659,000	180	16,103	48,100
Dallas, TX	70,000	18	659	4,100
El Paso, TX	251,000	–	2,444	9,600
Houston, TX	1,064,000	256	15,528	68,100
San Antonio, TX	595,000	143	6,290	37,500
Charlotte, NC	95,000	17	1,112	7,100
Jackson, MS	28,000	–	706	2,000
Total Prospective Development	4,665,000	1,487	69,077	297,700
	4,793,000	$1,858	77,929	309,000

		Costs Incurred
DEVELOPMENT	Size	For the Three Months Ended 3/31/10	Cumulative as of 3/31/10
	(Square feet)	(In thousands)
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2010
Beltway Crossing VII, Houston, TX	95,000	$6	5,651
Country Club III & IV, Tucson, AZ	138,000	57	10,784
Oak Creek IX, Tampa, FL	85,000	29	5,180
Total Transferred to Real Estate Properties	318,000	$92	21,615	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate properties increased $12,075,000 during the first three months of 2010 due to depreciation expense on real estate properties.
A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable decreased $4,930,000 during the three months ended March 31, 2010, as a result of regularly scheduled principal payments of $4,899,000 and mortgage loan premium amortization of $31,000.
Notes payable to banks increased $35,392,000 during the three months ended March 31, 2010, as a result of advances of $71,461,000 exceeding repayments of $36,069,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.
See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

For the three months ended March 31, 2010, distributions in excess of earnings increased $9,222,000 as a result of dividends on common stock of $14,125,000 exceeding net income for financial reporting purposes of $4,903,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.)

Net income attributable to common stockholders for the three months ended March 31, 2010, was $4,903,000 ($.18 per basic and diluted share) compared to $7,678,000 ($.31 per basic and diluted share) for the three months ended March 31, 2009.  The Company recognized termination fee income of $1,413,000 in the first quarter of 2010 compared to $232,000 in the same quarter last year.
PNOI for the three months ended March 31, 2010, increased by $165,000, or 0.5%, as compared to the same period in 2009.  The increase was primarily attributable to additional PNOI of $683,000 from 2009 and 2010 acquisitions and $673,000 from newly developed properties, offset by a decrease in PNOI of $1,173,000 from same property operations.
EastGroup’s results of operations for the first quarter were affected by the changes in PNOI, increased depreciation and amortization expense, and other costs as discussed below.
Expense to revenue ratios were 30.4% and 29.0% for the three months ended March 31, 2010 and 2009, respectively.  The increase was primarily due to lower occupancy in the first quarter of 2010 as compared to the same period last year.  The Company’s percentages leased and occupied were 87.6% and 86.2%, respectively, at March 31, 2010, compared to 93.4% and 92.8%, respectively, at March 31, 2009.
General and administrative expenses were $2,610,000 for the three months ended March 31, 2010, as compared to $2,561,000 for the same period last year.  The change was primarily due to a decrease in capitalized development costs resulting from a slowdown in the Company’s development program, partially offset by lower compensation expense.  In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, EastGroup expensed acquisition-related costs of $49,000 during the three months ended March 31, 2010, in connection with the Charlotte and San Diego acquisitions.  No acquisition costs were expensed in the first quarter of 2009.

The following table presents the components of interest expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$107,737	133,523	(25,786)
Weighted average variable interest rates (excluding loan cost amortization)	1.32%	1.47%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	$349	482	(133)
Amortization of bank loan costs	78	74	4
Total variable rate interest expense	427	556	(129)

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	9,126	8,401	725
Amortization of mortgage loan costs	186	195	(9)
Total fixed rate interest expense	9,312	8,596	716

Total interest	9,739	9,152	587
Less capitalized interest	(961)	(1,651)	690

TOTAL INTEREST EXPENSE	$8,778	7,501	1,277

EastGroup’s variable rate interest expense decreased in the three months ended March 31, 2010, as compared to the same period last year due to decreases in the Company’s average bank borrowings and weighted average variable interest rates.
Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Due to the continued slowdown in the Company’s development program, capitalized interest decreased $690,000 for the three months ended March 31, 2010, as compared to the same period last year.
The increase in mortgage interest expense in 2010 was primarily due to the Company’s new mortgages detailed in the table below.

NEW MORTGAGES IN 2009	Interest Rate	Date	Maturity Date	Amount

Tower Automotive Center (1)	6.030%	01/02/09	01/15/11	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw	7.500%	05/05/09	05/05/19	67,000,000
Weighted Average/Total Amount	7.320%			$76,365,000

(1)	The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount. See the table below for details on the previous mortgage.

These increases were offset by regularly scheduled principal payments and the repayments of three mortgages in 2009 as shown in the following table:

MORTGAGE LOANS REPAID IN 2009	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center (1)	8.020%	01/02/09	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry Distribution Center I and Shaw	6.800%	02/13/09	31,357,000
Oak Creek I	8.875%	06/01/09	205,000
Weighted Average/Total Amount	7.090%		$40,927,000

(1)	The Tower Automotive Center mortgage was repaid and replaced with another mortgage note payable for the same amount. See the new mortgage detailed in the new mortgages table above.

Depreciation and amortization for continuing operations increased $1,688,000 for the three months ended March 31, 2010, as compared to the same period in 2009.  The increase was primarily due to properties acquired and transferred from development during 2009 and 2010.
NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs.  Straight-lining of rent for continuing operations increased income by $714,000 for the three months ended March 31, 2010, compared to $66,000 for the same period in 2009.

Capital Expenditures
Capital expenditures for operating properties for the three months ended March 31, 2010 and 2009 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2010	2009
		(In thousands)

Upgrade on Acquisitions	40 yrs	$18	–
Tenant Improvements:
New Tenants	Lease Life	1,775	1,375
New Tenants (first generation) (1)	Lease Life	31	60
Renewal Tenants	Lease Life	224	284
Other:
Building Improvements	5-40 yrs	648	810
Roofs	5-15 yrs	137	696
Parking Lots	3-5 yrs	51	64
Other	5 yrs	84	226
Total capital expenditures		$2,968	3,515

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2010 and 2009 were as follows:
		Three Months Ended March 31,
	Estimated Useful Life	2010	2009
		(In thousands)

Development	Lease Life	$88	344
New Tenants	Lease Life	1,023	487
New Tenants (first generation) (1)	Lease Life	17	4
Renewal Tenants	Lease Life	662	780
Total capitalized leasing costs		$1,790	1,615

Amortization of leasing costs (2)		$1,698	1,580

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.
(2)	Includes discontinued operations.

Discontinued Operations
The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.
The following table presents the components of revenue and expense for the properties sold or held for sale during the three months ended March 31, 2010 and 2009.  There were no sales of properties during the first quarter of 2010 nor were any properties considered to be held for sale at March 31, 2010.  EastGroup sold Butterfield Trail (Building G) during the fourth quarter of 2009 and reclassified the operations of the entity to Discontinued Operations as shown in the following table.

	Three Months Ended March 31,
DISCONTINUED OPERATIONS	2010	2009
	(In thousands)
Income from real estate operations	$–	–
Expenses from real estate operations	–	(23)
Property net operating loss from discontinued operations	–	(23)

Depreciation and amortization	–	(15)

Loss from real estate operations	–	(38)
Gain on sales of real estate investments	–	–

Loss from discontinued operations	$–	(38)

RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements, which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, and the Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13,496,000 for the three months ended March 31, 2010.  The primary other sources of cash were from bank borrowings.  The Company distributed $14,190,000 in common stock dividends during the three months ended March 31, 2010.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, purchases of real estate, construction and development of properties, and capital improvements at various properties.
Total debt at March 31, 2010 and December 31, 2009 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(In thousands)
Mortgage notes payable – fixed rate	$598,019	602,949
Bank notes payable – floating rate	124,548	89,156
Total debt	$722,567	692,105

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2010, was LIBOR plus 70 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension at the Company’s request.  Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders.  The Company has two letters of credit totaling $2,389,000 associated with this line of credit.  These letters reduce the amount available on the credit facility.  At March 31, 2010, the weighted average interest rate was 0.948% on a balance of $121,000,000.
EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  As of March 31, 2010, the Company’s interest rate on this working capital line was LIBOR plus 75 basis points with no annual facility fee.  At March 31, 2010, the interest rate was 0.999% on a balance of $3,548,000.
As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace the short-term bank borrowings.
The current economic situation is impacting lenders, and it is more difficult to obtain financing.  Loan proceeds as a percentage of property value has decreased, and property values have decreased.  The Company believes its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2010 and 2011.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.
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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2009, did not materially change during the three months ended March 31, 2010, except for the increase in bank borrowings discussed above.

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
EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  The current economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may therefore increase bad debt expense.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, the economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

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

	Apr.-Dec. 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt (1) (in thousands)	$14,814	86,663	63,940	55,197	91,792	285,613	598,019	608,784	(2)
Weighted average interest rate	6.02%	7.01%	6.64%	5.15%	5.75%	5.98%	6.09%
Variable rate debt (in thousands)	$–	–	124,548 (3)	–	–	–	124,548	119,164	(4)
Weighted average interest rate	–	–	0.95%	–	–	–	0.95%

(1)	The fixed rate debt shown above includes the Tower Automotive mortgage. See below for additional information on the Tower mortgage.
(2)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(3)
The variable rate debt is comprised of two lines of credit with balances of $121,000,000 on the $200 million line of credit and $3,548,000 on the $25 million working capital line of credit as of March 31, 2010.  The $200 million line of credit has an option for a one-year extension at the Company’s request.

(4)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of March 31, 2010, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 10 basis points, interest expense and cash flows would increase or decrease by approximately $125,000 annually.
The Company has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $8,975,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap are recognized in other comprehensive income (loss).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.  The interest rate swap agreement is summarized as follows:

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 3/31/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$8,975	12/31/10	1 month LIBOR	4.03%	6.03%	$(256)	$(318)

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company plans to convert to a new enterprise management system encompassing financial reporting, general ledger and property management effective July 1, 2010.  The Company’s consolidated financial statements for the third fiscal quarter ending September 30, 2010, will be generated from the new accounting system.  The Company believes it has designed and put in place procedures to ensure the transition will not affect the quality of its financial information.

PART II.  OTHER INFORMATION.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2009.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2009 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/10 thru 01/31/10	7,775	(1)	$38.28	–	672,300
02/01/10 thru 02/28/10	–		–	–	672,300
03/01/10 thru 03/31/10	1,719	(1)	36.98	–	672,300	(2)
Total	9,494		$38.04	–

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

Date:  May 3, 2010

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary