Form 10-Q
period 2010-06-30
EASTGROUP PROPERTIES INC
filed 2010-08-03
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010                                       COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of August 2, 2010 was 26,970,898.

EASTGROUP PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2010

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

SIGNATURES

Authorized signatures		26

EASTGROUP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate properties	$1,426,278	1,370,588
Development	76,445	97,594
	1,502,723	1,468,182
Less accumulated depreciation	(378,953)	(354,745)
	1,123,770	1,113,437

Unconsolidated investment	2,747	2,725
Cash	141	1,062
Other assets	61,461	61,294
TOTAL ASSETS	$1,188,119	1,178,518

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$593,219	602,949
Notes payable to banks	130,595	89,156
Accounts payable and accrued expenses	20,384	23,602
Other liabilities	14,359	15,715
Total Liabilities	758,557	731,422

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 26,970,898 shares issued and outstanding at June 30, 2010 and 26,826,100 at December 31, 2009	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	590,255	589,197
Distributions in excess of earnings	(163,140)	(144,363)
Accumulated other comprehensive loss	(159)	(318)
Total Stockholders’ Equity	426,959	444,519
Noncontrolling interest in joint ventures	2,603	2,577
Total Equity	429,562	447,096
TOTAL LIABILITIES AND EQUITY	$1,188,119	1,178,518

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Income from real estate operations	$43,528	43,044	87,959	86,354
Other income	60	24	88	39
	43,588	43,068	88,047	86,393
EXPENSES
Expenses from real estate operations	13,045	12,646	26,569	25,214
Depreciation and amortization	14,706	13,296	29,423	26,325
General and administrative	2,544	2,166	5,154	4,727
	30,295	28,108	61,146	56,266
OPERATING INCOME	13,293	14,960	26,901	30,127
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	83	82	167	163
Gain on sales of non-operating real estate	8	7	19	15
Interest income	86	32	167	156
Interest expense	(8,892)	(7,817)	(17,670)	(15,318)
INCOME FROM CONTINUING OPERATIONS	4,578	7,264	9,584	15,143
DISCONTINUED OPERATIONS
Loss from real estate operations	–	(38)	–	(76)
LOSS FROM DISCONTINUED OPERATIONS	–	(38)	–	(76)

NET INCOME	4,578	7,226	9,584	15,067
Net income attributable to noncontrolling interest in joint ventures	(101)	(70)	(204)	(233)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,477	7,156	9,380	14,834

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.17	.28	.35	.59
Loss from discontinued operations	.00	.00	.00	.00
Net income attributable to common stockholders	$.17	.28	.35	.59
Weighted average shares outstanding	26,748	25,326	26,741	25,163

DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.17	.28	.35	.59
Loss from discontinued operations	.00	.00	.00	.00
Net income attributable to common stockholders	$.17	.28	.35	.59
Weighted average shares outstanding	26,815	25,413	26,802	25,244

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$4,477	7,194	9,380	14,910
Loss from discontinued operations	–	(38)	–	(76)
Net income attributable to common stockholders	$4,477	7,156	9,380	14,834

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total

BALANCE, DECEMBER 31, 2009	$3	589,197	(144,363)	(318)	2,577	447,096
Comprehensive income
Net income	–	–	9,380	–	204	9,584
Net unrealized change in fair value of interest rate swap	–	–	–	159	–	159
Total comprehensive income						9,743
Common dividends declared – $1.04 per share	–	–	(28,157)	–	–	(28,157)
Stock-based compensation, net of forfeitures	–	1,101	–	–	–	1,101
Issuance of 8,400 shares of common stock, options exercised	–	188	–	–	–	188
Issuance of 3,498 shares of common stock, dividend reinvestment plan	–	130	–	–	–	130
Withheld 9,494 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(361)	–	–	–	(361)
Distributions to noncontrolling interest	–	–	–	–	(178)	(178)
BALANCE, JUNE 30, 2010	$3	590,255	(163,140)	(159)	2,603	429,562

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$9,584	15,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	29,423	26,325
Depreciation and amortization from discontinued operations	–	29
Amortization of mortgage loan premiums	(62)	(61)
Gain on sales of land and real estate investments	(19)	(15)
Amortization of discount on mortgage loan receivable	(7)	(7)
Stock-based compensation expense	952	874
Equity in earnings of unconsolidated investment, net of distributions	(22)	(53)
Changes in operating assets and liabilities:
Accrued income and other assets	1,699	3,404
Accounts payable, accrued expenses and prepaid rent	(3,335)	(5,992)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,213	39,571

INVESTING ACTIVITIES
Real estate development	(4,798)	(20,784)
Purchases of real estate	(23,906)	(11,050)
Real estate improvements	(9,839)	(7,694)
Repayments on mortgage loans receivable	19	15
Changes in accrued development costs	(307)	(3,557)
Changes in other assets and other liabilities	(3,173)	(4,875)
NET CASH USED IN INVESTING ACTIVITIES	(42,004)	(47,945)

FINANCING ACTIVITIES
Proceeds from bank borrowings	104,945	133,441
Repayments on bank borrowings	(63,506)	(149,220)
Proceeds from mortgage notes payable	–	76,365
Principal payments on mortgage notes payable	(9,668)	(49,723)
Debt issuance costs	(38)	(411)
Distributions paid to stockholders	(28,102)	(26,516)
Proceeds from common stock offerings	303	24,633
Proceeds from exercise of stock options	188	1,095
Proceeds from dividend reinvestment plan	134	135
Other	(1,386)	(317)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,870	9,482

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(921)	1,108
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,062	293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141	1,401

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,836 and $3,398 for 2010 and 2009, respectively	$17,255	14,498
Fair value of common stock awards issued to employees and directors, net of forfeitures	5,174	2,444

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

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At June 30, 2010 and December 31, 2009, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2010 and December 31, 2009, the Company determined that no impairment charges on the Company’s real estate properties were necessary.
Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $12,132,000 and $24,207,000 for the three and six months ended June 30, 2010, respectively, and $11,022,000 and $21,920,000 for the same periods in 2009.
The Company’s real estate properties at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Real estate properties:
Land	$220,301	208,630
Buildings and building improvements	977,741	944,085
Tenant and other improvements	228,236	217,873
Development	76,445	97,594
	1,502,723	1,468,182
Less accumulated depreciation	(378,953)	(354,745)
	$1,123,770	1,113,437

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
The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $841,000 and $1,785,000 for the three and six months ended June 30, 2010, respectively, and $690,000 and $1,256,000 for the same periods in 2009.  Amortization of above and below market leases was immaterial for all periods presented.
During the first six months of 2010, the Company acquired the following operating properties:  Commerce Park 2 & 3 in Charlotte, Ocean View Corporate Center in San Diego, and East University Distribution Center III in Phoenix.  The Company purchased these properties for a total cost of $23,555,000, of which $19,545,000 was allocated to real estate properties.  The Company allocated $7,914,000 of the total purchase price to land using third party land valuations for the Charlotte, San Diego and Phoenix markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,118,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $31,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
Acquisition-related costs are included in General and Administrative Expenses on the Consolidated Statements of Income.  The Company expensed acquisition-related costs of $23,000 and $72,000 in the three and six months ended June 30, 2010, respectively, as compared to $37,000 and $41,000 during the same periods last year.
The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no material impairment of goodwill and other intangibles existed at June 30, 2010 and December 31, 2009.

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
The Company did not sell any real estate properties during the first six months of 2010 and did not have any real estate properties that were considered to be held for sale at June 30, 2010.
During 2009, EastGroup sold one operating property, Butterfield Trail (Building G) in El Paso, and the results of operations for this property are shown under Discontinued Operations on the Consolidated Statements of Income.

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:

	June 30, 2010	December 31, 2009
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$21,855	21,483
Straight-line rent receivable, net of allowance for doubtful accounts	17,427	16,520
Accounts receivable, net of allowance for doubtful accounts	2,069	2,947
Acquired in-place lease intangibles, net of accumulated amortization of $5,022 and $5,568 for 2010 and 2009, respectively	4,467	3,134
Mortgage loans receivable, net of discount of $62 and $69 for 2010 and 2009, respectively	4,143	4,155
Loan costs, net of accumulated amortization	3,215	3,705
Goodwill	990	990
Prepaid expenses and other assets	7,295	8,360
	$61,461	61,294

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2010	December 31, 2009
	(In thousands)

Property taxes payable	$11,793	12,098
Interest payable	2,716	2,766
Dividends payable on nonvested restricted stock	925	870
Development costs payable	358	665
Other payables and accrued expenses	4,592	7,203
	$20,384	23,602

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	June 30, 2010	December 31, 2009
	(In thousands)

Security deposits	$7,905	7,453
Prepaid rent and other deferred income	5,926	7,428
Other liabilities	528	834
	$14,359	15,715

(11)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss are presented in the Company’s Consolidated Statement of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swap.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(256)	(492)	(318)	(522)
Change in fair value of interest rate swap	97	73	159	103
Balance at end of period	$(159)	(419)	(159)	(419)

(12)  DERIVATIVES AND HEDGING ACTIVITIES

On January 1, 2009, the Company adopted provisions included in ASC 815, Derivatives and Hedging, which require all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  EastGroup has an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $8,975,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively pays a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap is designated as a cash flow hedge and is considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  The Company’s interest rate swap is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities (see Note 17).  Changes in the fair value of the swap are recognized in other comprehensive income (loss) (see Note 11).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 6/30/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$8,975	12/31/10	1 month LIBOR	4.03%	6.03%	$(159)	$(318)

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

  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$4,477	7,156	9,380	14,834
Denominator – weighted average shares outstanding	26,748	25,326	26,741	25,163
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$4,477	7,156	9,380	14,834
Denominator:
Weighted average shares outstanding	26,748	25,326	26,741	25,163
Common stock options	12	16	13	21
Nonvested restricted stock	55	71	48	60
Total Shares	26,815	25,413	26,802	25,244

(14)  STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,471,676 at June 30, 2010.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.
Stock-based compensation cost was $417,000 and $861,000 for the three and six months ended June 30, 2010, respectively, of which $18,000 and $29,000 were capitalized as part of the Company’s development costs.  For the three and six months ended June 30, 2009, stock-based compensation cost was $426,000 and $861,000, respectively, of which $51,000 and $109,000 were capitalized as part of the Company’s development costs.

Equity Awards
      In the second quarter of 2010, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon the attainment of certain annual performance goals.  These goals are for the period ending December 31, 2010, so any shares issued upon attainment of these goals will be issued after that date.  The number of shares to be issued could range from zero to 53,686.  These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.
Also in the second quarter of 2010, EastGroup’s Board of Directors approved an equity compensation plan for the Company’s executive officers based on EastGroup’s absolute and relative total stockholder return for the period ending December 31, 2010.  Any shares issued pursuant to this equity compensation plan will be issued after that date.  The number of shares to be issued could range from zero to 53,686.  These shares will vest 25% per year on January 1 in years 2014, 2015, 2016 and 2017.
Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II will become fully vested no later than January 1, 2013.
In the second quarter of 2010, 14,850 shares were granted to non-executive officers subject only to continued service as of the vesting date.  These shares vest 1/3 on January 1, 2011, 2012, and 2013.
Following is a summary of the total shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first quarter of 2010, the Company withheld 9,494 shares to satisfy the tax obligations for those employees who elected this option as permitted under the Plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2010 was $1,753,000.  There were no shares that vested in the second quarter of 2010.

Award Activity:	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	198,879	$36.67	124,080	$36.93
Granted	14,850	35.85	135,704	36.86
Forfeited	–	–	–	–
Vested	–	–	(46,055)	38.07
Nonvested at end of period	213,729	$36.62	213,729	$36.62

Directors Equity Incentive Plan
In May 2005, the stockholders of the Company approved the EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan that authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The Directors Equity Incentive Plan was further amended by the Board of Directors in May 2006 and May 2008.  Stock-based compensation expense for directors was $60,000 and $120,000 for the three and six months ended June 30, 2010, respectively, and $61,000 and $122,000 for the same periods in 2009.

(15) RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus, impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders and service debt or meet other financial obligations.

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

  The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820, at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$141	141	1,062	1,062
Mortgage loans receivable, net of discount	4,143	4,403	4,155	4,289
Financial Liabilities
Mortgage notes payable	593,219	626,052	602,949	610,252
Notes payable to banks	130,595	126,495	89,156	84,627

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize stockholder value by being a leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  The Company acquires, develops and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona and California.
The Company believes the slowdown in the economy has affected and will continue to affect its operations.  The Company has experienced decreases in occupancy and rental rates, and it has no plans for development starts.  The current economic situation is also impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property values have decreased, and property values have decreased. The Company believes its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2010 and 2011.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common and/or preferred equity.
The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the six months ended June 30, 2010, the Company experienced positive absorption of 530,000 square feet as signed leases for 4,035,000 square feet exceeded expiring  leases of 3,505,000 square feet.  The expired leases represented 12.5% of EastGroup’s total square footage of 27,997,000, and the Company was successful in renewing or re-leasing 69% of this space.  In addition, EastGroup leased 1,621,000 square feet of other vacant space during this period.  During the six months ended June 30, 2010, average rental rates on new and renewal leases decreased by 12.2%.  Property net operating income (PNOI) from same properties decreased 3.8% for the quarter ended June 30, 2010, as compared to the same quarter in 2009.  For the six months ended June 30, 2010, PNOI from same properties decreased 3.9% as compared to the same period last year.
EastGroup’s total leased percentage was 89.1% at June 30, 2010, compared to 92.6% at June 30, 2009.  Leases scheduled to expire for the remainder of 2010 were 4.8% of the portfolio on a square foot basis at June 30, 2010, and this figure was reduced to 3.6% as of August 2, 2010.
The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first six months of 2010, EastGroup acquired Commerce Park 2 & 3, Ocean View Corporate Center and East University Distribution Center III for a total of $23,555,000.  These properties, which contain 499,000 square feet, are located in Charlotte, San Diego and Phoenix, respectively.
EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  EastGroup’s development activity has slowed considerably as a result of current market conditions.  The Company had only one development start in 2009, which was a 20,000 square foot expansion at Arion 8 in San Antonio to accommodate the growth of an existing customer.  There have not been any development starts thus far in 2010, and the Company currently has no plans to start construction on new developments for the remainder of the year.  During the six months ended June 30, 2010, the Company transferred four properties (338,000 square feet) with aggregate costs of $24.2 million at the date of transfer from development to real estate properties.  These properties, which were collectively 43.3% leased as of August 2, 2010, are located in Tucson, Arizona; Tampa and West Palm Beach, Florida; and Houston, Texas.
During the first six months of 2010, the Company funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace short-term bank borrowings.
EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and funds from operations attributable to common stockholders (FFO), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.
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

  PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Income from real estate operations	$43,528	43,044	87,959	86,354
Expenses from real estate operations	(13,045)	(12,646)	(26,569)	(25,214)
PROPERTY NET OPERATING INCOME	$30,483	30,398	61,390	61,140

Income from real estate operations is comprised of rental income, pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.
The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
NET INCOME	$4,578	7,226	9,584	15,067
Equity in earnings of unconsolidated investment	(83)	(82)	(167)	(163)
Interest income	(86)	(32)	(167)	(156)
Other income	(60)	(24)	(88)	(39)
Gain on sales of non-operating real estate	(8)	(7)	(19)	(15)
Loss from discontinued operations	–	38	–	76
Depreciation and amortization from continuing operations	14,706	13,296	29,423	26,325
Interest expense	8,892	7,817	17,670	15,318
General and administrative expense	2,544	2,166	5,154	4,727
PROPERTY NET OPERATING INCOME	$30,483	30,398	61,390	61,140

    The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,477	7,156	9,380	14,834
Depreciation and amortization from continuing operations	14,706	13,296	29,423	26,325
Depreciation and amortization from discontinued operations	–	14	–	29
Depreciation from unconsolidated investment	33	33	66	66
Noncontrolling interest depreciation and amortization	(53)	(51)	(105)	(102)
FUNDS FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,163	20,448	38,764	41,152

Net income attributable to common stockholders per diluted share	$.17	.28	.35	.59
Funds from operations attributable to common stockholders per diluted share	.71	.80	1.45	1.63
Diluted shares for earnings per share and funds from operations	26,815	25,413	26,802	25,244

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the second quarter of 2010 was $.71 per share compared with $.80 per share for the same period of 2009, a decrease of 11.3% per share.

For the six months ended June 30, 2010, FFO was $1.45 per share compared with $1.63 per share for the same period of 2009, a decrease of 11.0% per share.

FFO per share for both periods decreased primarily due to lower occupancies and decreasing rental rates from the Company’s properties and a decrease in capitalized interest due to a slowdown in the Company’s development program, offset by higher termination fees and lower bad debt expense.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 3.8% for the three months ended June 30, 2010, and decreased 3.9% for the six months.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2010, was 87.2%.  Quarter-end occupancy ranged from 86.2% to 91.2% over the period from June 30, 2009 to June 30, 2010.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (6.8% of total square footage) averaged 16.1% for the second quarter of 2010.  For the six months ended June 30, 2010, rental rate decreases on new and renewal leases (14.4% of total square footage) averaged 12.2%.

•
Termination fee income for the three and six months ended June 30, 2010, was $1,025,000 and $2,438,000, respectively, compared to $210,000 and $442,000 for the same periods of 2009.  Bad debt expense for the three and six months ended June 30, 2010, was $126,000 and $742,000, respectively, compared to $639,000 and $1,417,000 for the same periods last year.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,188,119,000 at June 30, 2010, an increase of $9,601,000 from December 31, 2009.  Liabilities increased $27,135,000 to $758,557,000 and equity decreased $17,534,000 to $429,562,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $55,690,000 during the six months ended June 30, 2010, primarily due to the purchase of the operating properties detailed below and the transfer of four properties from development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2010	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Commerce Park 2 & 3	Charlotte, NC	193,000	01/12/10	$4,722
Ocean View Corporate Center	San Diego, CA	274,000	01/28/10	13,681
East University Distribution Center III	Phoenix, AZ	32,000	06/01/10	1,142
Total Acquisitions		499,000		$19,545

(1)
Total cost of the properties acquired was $23,555,000, of which $19,545,000 was allocated to real estate properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $3,118,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $31,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first six months of 2010, the Company expensed acquisition-related costs of $72,000 in connection with the Commerce Park, Ocean View, and East University III acquisitions.  During the fourth quarter of 2009, the Company expensed acquisition-related costs of $62,000 in connection with the Commerce Park and Ocean View acquisitions.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.

EastGroup also acquired 2.1 acres of land adjacent to its Country Club buildings in Tucson, Arizona, for $351,000.  This land provides additional parking and trailer storage for the existing buildings.
The Company made capital improvements of $9,847,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $1,720,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
The investment in development at June 30, 2010, was $76,445,000 compared to $97,594,000 at December 31, 2009.  Total capital invested for development during the first six months of 2010 was $4,798,000, which consisted of costs of $3,078,000 as detailed in the development activity table and costs of $1,720,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.
The Company transferred four developments to Real Estate Properties during the first six months of 2010 with a total investment of $24,227,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT	Size	For the Six Months Ended 6/30/10	Cumulative as of 6/30/10		Estimated Total Costs
	(Square feet)	(In thousands)
LEASE-UP
World Houston 30, Houston, TX	88,000	$347	6,227		6,600
Total Lease-up	88,000	347	6,227		6,600
UNDER CONSTRUCTION
Arion 8 Expansion, San Antonio, TX	20,000	76	127		1,900
Total Under Construction	20,000	76	127		1,900
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	417		4,900
Tampa, FL	249,000	141	4,060		14,600
Orlando, FL	1,584,000	1,236	22,262		101,700
Fort Myers, FL	659,000	297	16,220		48,100
Dallas, TX	70,000	37	678		4,100
El Paso, TX	251,000	–	2,444		9,600
Houston, TX	1,064,000	500	15,772		68,100
San Antonio, TX	595,000	252	6,399		37,500
Charlotte, NC	95,000	38	1,133		7,100
Jackson, MS	28,000	–	706		2,000
Total Prospective Development	4,665,000	2,501	70,091		297,700
	4,773,000	$2,924	76,445		306,200
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2010
Beltway Crossing VII, Houston, TX	95,000	$6	5,651
Country Club III & IV, Tucson, AZ	138,000	57	10,784
Oak Creek IX, Tampa, FL	85,000	29	5,180
Blue Heron III, West Palm Beach, FL	20,000	62	2,612
Total Transferred to Real Estate Properties	338,000	$154	24,227	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate properties increased $24,208,000 during the first six months of 2010 due to depreciation expense on real estate properties.
A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable decreased $9,730,000 during the six months ended June 30, 2010, as a result of regularly scheduled principal payments of $9,668,000 and mortgage loan premium amortization of $62,000.
Notes payable to banks increased $41,439,000 during the six months ended June 30, 2010, primarily due to purchases of real estate and real estate improvements.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.
See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

For the six months ended June 30, 2010, distributions in excess of earnings increased $18,777,000 as a result of dividends on common stock of $28,157,000 exceeding net income attributable to common stockholders of $9,380,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009.)

Net income attributable to common stockholders for the three and six months ended June 30, 2010, was $4,477,000 ($.17 per basic and diluted share) and $9,380,000 ($.35 per basic and diluted share) compared to $7,156,000 ($.28 per basic and diluted share) and $14,834,000 ($.59 per basic and diluted share) for the three and six months ended June 30, 2009.
PNOI for the three months ended June 30, 2010, increased by $85,000, or 0.3%, as compared to the same period in 2009.  The increase was primarily attributable to additional PNOI of $674,000 from 2009 and 2010 acquisitions and $567,000 from newly developed properties, offset by a decrease in PNOI of $1,142,000 from same property operations.  Termination fee income of $1,025,000 and bad debt expense of $126,000 were included in PNOI in the second quarter of 2010 compared to $210,000 and $639,000, respectively, in the same quarter last year.
PNOI for the six months ended June 30, 2010, increased by $250,000, or 0.4%, as compared to the same period in 2009.  The increase was primarily attributable to additional PNOI of $1,357,000 from 2009 and 2010 acquisitions and $1,263,000 from newly developed properties, offset by a decrease in PNOI of $2,338,000 from same property operations.  Termination fee income of $2,438,000 and bad debt expense of $742,000 were included in PNOI in the first six months of 2010 compared to $442,000 and $1,417,000, respectively, in the same period last year.
EastGroup’s results of operations for the second quarter and the six months were affected by the changes in PNOI, increased depreciation and amortization expense, and other costs as discussed below.
Property expense to revenue ratios were 30.0% and 30.2% for the three and six months ended June 30, 2010, compared to 29.4% and 29.2% for the same periods in 2009.  The increase was primarily due to lower occupancy in the first six months of 2010 as compared to the same period last year.  The Company’s percentages leased and occupied were 89.1% and 87.2%, respectively, at June 30, 2010, compared to 92.6% and 91.2%, respectively, at June 30, 2009.
General and administrative expenses increased $378,000 and $427,000 for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  The increases were primarily due to a decrease in capitalized development costs resulting from a slowdown in the Company’s development program.  In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, EastGroup expensed acquisition-related costs of $23,000 and $72,000 during the three and six months ended June 30, 2010, respectively, as compared to $37,000 and $41,000 during the same periods last year.
      The following table presents the components of interest expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$120,211	117,744	2,467	114,009	125,590	(11,581)
Weighted average variable interest rates (excluding loan cost amortization)	1.48%	1.48%		1.41%	1.47%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	$445	435	10	794	917	(123)
Amortization of bank loan costs	79	74	5	157	148	9
Total variable rate interest expense	524	509	15	951	1,065	(114)

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	9,058	8,872	186	18,184	17,273	911
Amortization of mortgage loan costs	185	183	2	371	378	(7)
Total fixed rate interest expense	9,243	9,055	188	18,555	17,651	904

Total interest	9,767	9,564	203	19,506	18,716	790
Less capitalized interest	(875)	(1,747)	872	(1,836)	(3,398)	1,562

TOTAL INTEREST EXPENSE	$8,892	7,817	1,075	17,670	15,318	2,352

EastGroup’s variable rate interest expense was relatively unchanged for the three months ended June 30, 2010 compared to the same quarter last year.  For the six months ended June 30, 2010, the Company’s variable rate interest expense decreased as compared to the same period of 2009 due to a decrease in the Company’s average bank borrowings and weighted average variable interest rate.
Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Due to the continued slowdown in the Company’s development program, capitalized interest decreased $872,000 and $1,562,000 for the three and six months ended June 30, 2010, respectively, as compared to the same periods last year.

The increase in mortgage interest expense in 2010 was primarily due to the Company’s new mortgages detailed in the table below.

NEW MORTGAGES IN 2009	Interest Rate	Date	Maturity Date	Amount

Tower Automotive Center (1)	6.030%	01/02/09	01/15/11	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw	7.500%	05/05/09	05/05/19	67,000,000
Weighted Average/Total Amount	7.320%			$76,365,000

(1)	The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount. See the table below for details on the previous mortgage.

These increases were offset by regularly scheduled principal payments and the repayments of three mortgages in 2009 as shown in the following table:

MORTGAGE LOANS REPAID IN 2009	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center (1)	8.020%	01/02/09	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I and Shaw	6.800%	02/13/09	31,357,000
Oak Creek I	8.875%	06/01/09	205,000
Weighted Average/Total Amount	7.090%		$40,927,000

(1)	The Tower Automotive Center mortgage was repaid and replaced with another mortgage note payable for the same amount. See the new mortgage detailed in the new mortgages table above.

Depreciation and amortization for continuing operations increased $1,410,000 and $3,098,000 for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  The increase was primarily due to properties acquired and transferred from development during 2009 and 2010.
NAREIT has recommended supplemental disclosures concerning straight-line rent, capital expenditures and leasing costs.  Straight-lining of rent for continuing operations increased income by $495,000 and $1,209,000 for the three and six months ended June 30, 2010, compared to $339,000 and $405,000 for the same periods in 2009.

Capital Expenditures
Capital expenditures for operating properties for the three and six months ended June 30, 2010 and 2009 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2010	2009	2010	2009
		(In thousands)

Upgrade on Acquisitions	40 yrs	$10	4	28	4
Tenant Improvements:
New Tenants	Lease Life	3,040	1,458	4,815	2,833
New Tenants (first generation) (1)	Lease Life	250	471	281	531
Renewal Tenants	Lease Life	485	252	709	536
Other:
Building Improvements	5-40 yrs	1,216	591	1,864	1,401
Roofs	5-15 yrs	1,345	875	1,482	1,571
Parking Lots	3-5 yrs	308	411	359	475
Other	5 yrs	225	117	309	343
Total capital expenditures		$6,879	4,179	9,847	7,694

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2010 and 2009 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2010	2009	2010	2009
		(In thousands)

Development	Lease Life	$78	630	166	974
New Tenants	Lease Life	1,035	907	2,058	1,394
New Tenants (first generation) (1)	Lease Life	31	46	48	50
Renewal Tenants	Lease Life	868	869	1,530	1,649
Total capitalized leasing costs		$2,012	2,452	3,802	4,067

Amortization of leasing costs (2)		$1,733	1,598	3,431	3,178

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.
(2)	Includes discontinued operations.

Discontinued Operations
The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.
The following table presents the components of revenue and expense for the properties sold or held for sale during the three and six months ended June 30, 2010 and 2009.  There were not any sales of properties during the first six months of 2010 nor were any properties considered to be held for sale at June 30, 2010.  EastGroup sold Butterfield Trail (Building G) during the fourth quarter of 2009 and reclassified the operations of the entity to Discontinued Operations as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
DISCONTINUED OPERATIONS	2010	2009	2010	2009
	(In thousands)

Income from real estate operations	$–	–	–	–
Expenses from real estate operations	–	(24)	–	(47)
Property net operating loss from discontinued operations	–	(24)	–	(47)

Depreciation and amortization	–	(14)	–	(29)

Loss from real estate operations	–	(38)	–	(76)
Gain on sales of real estate investments	–	–	–	–

Loss from discontinued operations	$–	(38)	–	(76)

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $38,213,000 for the six months ended June 30, 2010.  The primary other sources of cash were from bank borrowings.  The Company distributed $28,102,000 in common stock dividends during the six months ended June 30, 2010.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, purchases of real estate, capital improvements at various properties, and construction and development of properties.
Total debt at June 30, 2010 and December 31, 2009 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In thousands)
Mortgage notes payable – fixed rate	$593,219	602,949
Bank notes payable – floating rate	130,595	89,156
Total debt	$723,814	692,105

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2010, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension at the Company’s request.  Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders.  The Company has two letters of credit totaling $2,389,000 associated with this line of credit.  These letters reduce the amount available on the credit facility.  At June 30, 2010, the weighted average interest rate was 1.200% on a balance of $126,000,000.
EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  As of June 30, 2010, the Company’s interest rate on this working capital line was LIBOR plus 90 basis points with no annual facility fee.  At June 30, 2010, the interest rate was 1.248% on a balance of $4,595,000.
As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, limited and non-recourse first mortgage debt to replace the short-term bank borrowings.
The current economic situation is impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property value have decreased, and property values have decreased.  The Company believes its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2010 and 2011.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.
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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2009, did not materially change during the six months ended June 30, 2010, except for the increase in bank borrowings discussed above.

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

	July-Dec. 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt (1) (in thousands)	$10,014	86,663	63,940	55,197	91,792	285,613	593,219	626,052	(2)
Weighted average interest rate	6.02%	7.01%	6.64%	5.15%	5.75%	5.98%	6.09%
Variable rate debt (in thousands)	$–	–	130,595 (3)	–	–	–	130,595	126,495	(4)
Weighted average interest rate	–	–	1.20%	–	–	–	1.20%

(1)	The fixed rate debt shown above includes the Tower Automotive mortgage. See below for additional information on the Tower mortgage.
(2)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(3)
The variable rate debt is comprised of two lines of credit with balances of $126,000,000 on the $200 million line of credit and $4,595,000 on the $25 million working capital line of credit as of June 30, 2010.  The $200 million line of credit has an option for a one-year extension at the Company’s request.

(4)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of June 30, 2010, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $157,000 annually.
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

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 6/30/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$8,975	12/31/10	1 month LIBOR	4.03%	6.03%	$(159)	$(318)

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company converted to a new enterprise management system encompassing financial reporting, general ledger and property management effective July 1, 2010.  The Company’s consolidated financial statements for the third fiscal quarter ending September 30, 2010, will be generated from the new accounting system.  The Company believes it has designed and implemented procedures to ensure the transition will not negatively impact the quality of its financial information.

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

(b) N. Keith McKey, Chief Financial Officer

(32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(a) David H. Hoster II, Chief Executive Officer

(b) N. Keith McKey, Chief Financial Officer

(101) The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):
(i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements, tagged as block of text.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or
12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3, 2010

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary