Form 10-Q
period 2010-09-30
EASTGROUP PROPERTIES INC
filed 2010-11-02
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010                                       COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of November 1, 2010 was 26,980,580.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

SIGNATURES

Authorized signatures		27

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate properties	$1,439,344	1,370,588
Development	71,912	97,594
	1,511,256	1,468,182
Less accumulated depreciation	(391,174)	(354,745)
	1,120,082	1,113,437

Unconsolidated investment	2,706	2,725
Cash	154	1,062
Other assets	62,553	61,294
TOTAL ASSETS	$1,185,495	1,178,518

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$588,142	602,949
Notes payable to banks	134,219	89,156
Accounts payable and accrued expenses	28,153	23,602
Other liabilities	14,676	15,715
Total Liabilities	765,190	731,422

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 26,979,580 shares issued and outstanding at September 30, 2010 and 26,826,100 at December 31, 2009	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	590,942	589,197
Distributions in excess of earnings	(173,144)	(144,363)
Accumulated other comprehensive loss	(83)	(318)
Total Stockholders’ Equity	417,718	444,519

Noncontrolling interest in joint ventures	2,587	2,577
Total Equity	420,305	447,096
TOTAL LIABILITIES AND EQUITY	$1,185,495	1,178,518

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Income from real estate operations	$43,118	43,164	131,077	129,518
Other income	20	22	108	61
	43,138	43,186	131,185	129,579
EXPENSES
Expenses from real estate operations	13,176	12,711	39,745	37,925
Depreciation and amortization	14,648	13,573	44,071	39,898
General and administrative	2,521	2,246	7,675	6,973
	30,345	28,530	91,491	84,796
OPERATING INCOME	12,793	14,656	39,694	44,783
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	84	82	251	245
Gain on sales of non-operating real estate	9	8	28	23
Interest income	85	73	252	229
Interest expense	(8,845)	(8,537)	(26,515)	(23,855)
INCOME FROM CONTINUING OPERATIONS	4,126	6,282	13,710	21,425
DISCONTINUED OPERATIONS
Loss from real estate operations	–	(38)	–	(114)
LOSS FROM DISCONTINUED OPERATIONS	–	(38)	–	(114)

NET INCOME	4,126	6,244	13,710	21,311
Net income attributable to noncontrolling interest in joint ventures	(103)	(97)	(307)	(330)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,023	6,147	13,403	20,981

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.15	.24	.50	.83
Loss from discontinued operations	.00	.00	.00	.00
Net income attributable to common stockholders	$.15	.24	.50	.83
Weighted average shares outstanding	26,758	25,811	26,747	25,381

DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.15	.24	.50	.82
Loss from discontinued operations	.00	.00	.00	.00
Net income attributable to common stockholders	$.15	.24	.50	.82
Weighted average shares outstanding	26,828	25,916	26,810	25,473

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$4,023	6,185	13,403	21,095
Loss from discontinued operations	–	(38)	–	(114)
Net income attributable to common stockholders	$4,023	6,147	13,403	20,981

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total

BALANCE, DECEMBER 31, 2009	$3	589,197	(144,363)	(318)	2,577	447,096
Comprehensive income
Net income	–	–	13,403	–	307	13,710
Net unrealized change in fair value of interest rate swap	–	–	–	235	–	235
Total comprehensive income						13,945
Common dividends declared – $1.56 per share	–	–	(42,184)	–	–	(42,184)
Stock-based compensation, net of forfeitures	–	1,571	–	–	–	1,571
Issuance of 15,300 shares of common stock, options exercised	–	338	–	–	–	338
Issuance of 5,280 shares of common stock, dividend reinvestment plan	–	197	–	–	–	197
Withheld 9,494 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(361)	–	–	–	(361)
Distributions to noncontrolling interest	–	–	–	–	(297)	(297)
BALANCE, SEPTEMBER 30, 2010	$3	590,942	(173,144)	(83)	2,587	420,305

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$13,710	21,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	44,071	39,898
Depreciation and amortization from discontinued operations	–	43
Amortization of mortgage loan premiums	(93)	(91)
Gain on sales of land and real estate investments	(28)	(23)
Amortization of discount on mortgage loan receivable	(10)	(10)
Stock-based compensation expense	1,472	1,344
Equity in earnings of unconsolidated investment, net of distributions	19	(55)
Changes in operating assets and liabilities:
Accrued income and other assets	1,587	4,164
Accounts payable, accrued expenses and prepaid rent	3,087	1,709
NET CASH PROVIDED BY OPERATING ACTIVITIES	63,815	68,290

INVESTING ACTIVITIES
Real estate development	(6,724)	(26,320)
Purchases of real estate	(23,906)	(17,725)
Real estate improvements	(15,438)	(11,688)
Repayments on mortgage loans receivable	28	23
Changes in accrued development costs	(418)	(5,022)
Changes in other assets and other liabilities	(5,058)	(6,352)
NET CASH USED IN INVESTING ACTIVITIES	(51,516)	(67,084)

FINANCING ACTIVITIES
Proceeds from bank borrowings	139,343	175,313
Repayments on bank borrowings	(94,280)	(184,735)
Proceeds from mortgage notes payable	–	76,365
Principal payments on mortgage notes payable	(14,714)	(54,472)
Debt issuance costs	(60)	(427)
Distributions paid to stockholders	(42,018)	(39,936)
Proceeds from common stock offerings	303	25,623
Proceeds from exercise of stock options	338	1,135
Proceeds from dividend reinvestment plan	201	199
Other	(2,320)	(440)
NET CASH USED IN FINANCING ACTIVITIES	(13,207)	(1,375)

DECREASE IN CASH AND CASH EQUIVALENTS	(908)	(169)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,062	293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154	124

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,705 and $4,714 for 2010 and 2009, respectively	$25,892	22,842
Fair value of common stock awards issued to employees and directors, net of forfeitures	5,174	2,444

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
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

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At September 30, 2010 and December 31, 2009, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2010 and December 31, 2009, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful lives of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $12,222,000 and $36,429,000 for the three and nine months ended September 30, 2010, respectively, and $11,447,000 and $33,367,000 for the same periods in 2009.

The Company’s real estate properties at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Real estate properties:
Land	$221,523	208,630
Buildings and building improvements	983,609	944,085
Tenant and other improvements	234,212	217,873
Development	71,912	97,594
	1,511,256	1,468,182
Less accumulated depreciation	(391,174)	(354,745)
	$1,120,082	1,113,437

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $784,000 and $2,569,000 for the three and nine months ended September 30, 2010, respectively, and $574,000 and $1,830,000 for the same periods in 2009.  Amortization of above and below market leases was immaterial for all periods presented.

During the first nine months of 2010, the Company acquired the following operating properties:  Commerce Park 2 & 3 in Charlotte, Ocean View Corporate Center in San Diego, and East University Distribution Center III in Phoenix.  The Company purchased these properties for a total cost of $23,555,000, of which $19,545,000 was allocated to real estate properties.  The Company allocated $7,914,000 of the total purchase price to land using third party land valuations for the Charlotte, San Diego and Phoenix markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,118,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $31,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

Acquisition-related costs are included in General and Administrative Expenses on the Consolidated Statements of Income.  EastGroup did not expense any acquisition-related costs in the three months ended September 30, 2010.  During the nine months ended September 30, 2010, the Company expensed acquisition-related costs of $72,000.  EastGroup expensed acquisition-related costs of $55,000 and $115,000 during the three and nine months ended September 30, 2009, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (at least quarterly) for possible impairment.  In management’s opinion, no material impairment of goodwill and other intangibles existed at September 30, 2010 and December 31, 2009.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company did not sell any real estate properties during the first nine months of 2010 and did not have any real estate properties that were considered to be held for sale at September 30, 2010.

During 2009, EastGroup sold one operating property, Butterfield Trail (Building G) in El Paso, and the results of operations for this property are shown under Discontinued Operations on the Consolidated Statements of Income.

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	September 30, 2010	December 31, 2009
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$22,163	21,483
Straight-line rent receivable, net of allowance for doubtful accounts	18,144	16,520
Accounts receivable, net of allowance for doubtful accounts	2,850	2,947
Acquired in-place lease intangibles, net of accumulated amortization of $5,806 and $5,568 for 2010 and 2009, respectively	3,682	3,134
Mortgage loans receivable, net of discount of $59 and $69 for 2010 and 2009, respectively	4,137	4,155
Loan costs, net of accumulated amortization	2,974	3,705
Goodwill	990	990
Prepaid expenses and other assets	7,613	8,360
	$62,553	61,294

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2010	December 31, 2009
	(In thousands)

Property taxes payable	$18,474	12,098
Interest payable	2,691	2,766
Dividends payable on nonvested restricted stock	1,036	870
Development costs payable	247	665
Other payables and accrued expenses	5,705	7,203
	$28,153	23,602

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	September 30, 2010	December 31, 2009
	(In thousands)

Security deposits	$8,125	7,453
Prepaid rent and other deferred income	5,412	7,428
Other liabilities	1,139	834
	$14,676	15,715

(11)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss are presented in the Company’s Consolidated Statement of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swap.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(159)	(419)	(318)	(522)
Change in fair value of interest rate swap	76	33	235	136
Balance at end of period	$(83)	(386)	(83)	(386)

(12)  DERIVATIVES AND HEDGING ACTIVITIES

On January 1, 2009, the Company adopted provisions included in ASC 815, Derivatives and Hedging, which require all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  Until the termination of its interest rate swap agreement on October 1, 2010, EastGroup had an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $8,770,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively paid a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap was designated as a cash flow hedge and was considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  The Company’s interest rate swap is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities (see Note 17).  Changes in the fair value of the swap are recognized in other comprehensive income (loss) (see Note 11).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 9/30/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$8,770	12/31/10	1 month LIBOR	4.03%	6.03%	$(83)	$(318)

On October 1, 2010, the Company repaid its $8,770,000 mortgage loan on the Tower Automotive Center.  The interest rate swap agreement associated with the loan was terminated on that date.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$4,023	6,147	13,403	20,981
Denominator – weighted average shares outstanding	26,758	25,811	26,747	25,381
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$4,023	6,147	13,403	20,981
Denominator:
Weighted average shares outstanding	26,758	25,811	26,747	25,381
Common stock options	9	14	11	20
Nonvested restricted stock	61	91	52	72
Total Shares	26,828	25,916	26,810	25,473

(14)  STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,471,676 at September 30, 2010.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $470,000 and $1,331,000 for the three and nine months ended September 30, 2010, respectively, of which $10,000 and $39,000 were capitalized as part of the Company’s development costs.  For the three and nine months ended September 30, 2009, stock-based compensation cost was $465,000 and $1,326,000, respectively, of which $55,000 and $164,000 were capitalized as part of the Company’s development costs.

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

Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested no later than January 1, 2013.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a summary of the total shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first quarter of 2010, the Company withheld 9,494 shares to satisfy the tax obligations for those employees who elected this option as permitted under the Plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2010 was $1,753,000.  There were no shares that vested in the second or third quarters of 2010.

Award Activity:	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	213,729	$36.62	124,080	$36.93
Granted	–	–	135,704	36.86
Forfeited	–	–	–	–
Vested	–	–	(46,055)	38.07
Nonvested at end of period	213,729	$36.62	213,729	$36.62

Directors Equity Incentive Plan
In May 2005, the stockholders of the Company approved the EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan that authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The Directors Equity Incentive Plan was further amended by the Board of Directors in May 2006 and May 2008.  Stock-based compensation expense for directors was $60,000 and $180,000 for the three and nine months ended September 30, 2010, respectively, and $60,000 and $182,000 for the same periods in 2009.

(15) RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders and service debt or meet other financial obligations.

(16) RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements, which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, and the Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2010.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820, at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$154	154	1,062	1,062
Mortgage loans receivable, net of discount	4,137	4,416	4,155	4,289
Financial Liabilities
Mortgage notes payable	588,142	628,363	602,949	610,252
Notes payable to banks	134,219	131,084	89,156	84,627

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

(18)  SUBSEQUENT EVENTS

The Company has evaluated and disclosed in the paragraphs below all material subsequent events that provide additional evidence about conditions that existed as of September 30, 2010.  The Company evaluated these subsequent events through the date on which the financial statements contained herein were issued.

On October 1, 2010, the Company repaid its $8,770,000 mortgage loan on the Tower Automotive Center.

In September 2010, EastGroup executed an application for a $74 million, non-recourse first mortgage loan with a fixed interest rate of 4.39%, a 10-year term and a 20-year amortization schedule.  The loan, which is secured by properties containing 1.3 million square feet, is expected to close in late December 2010.  The Company plans to use the proceeds of this mortgage loan to pay down approximately $4 million of other mortgage debt and to reduce variable rate bank borrowings.

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

The Company believes the slowdown in the economy has affected and will continue to affect its operations.  The Company has experienced decreases in occupancy and rental rates, and it has no plans for development starts.  The current economic situation is also impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property values have decreased, and property values have decreased. The Company believes its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2010 and 2011.  The Company also believes it can issue common and/or preferred equity and obtain mortgage financing from insurance companies and financial institutions as evidenced by the executed loan application for $74 million described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the nine months ended September 30, 2010, leases expired on 4,448,000 square feet (15.8%) of EastGroup’s total square footage of 28,085,000, and the Company was successful in renewing or re-leasing 74% of the expiring square feet.  In addition, EastGroup leased 2,202,000 square feet of other vacant space during this period.  During the nine months ended September 30, 2010, average rental rates on new and renewal leases decreased by 11.3%.  Property net operating income (PNOI) from same properties decreased 4.8% for the quarter ended September 30, 2010, as compared to the same quarter in 2009.  For the nine months ended September 30, 2010, PNOI from same properties decreased 4.5% as compared to the same period last year.

EastGroup’s total leased percentage was 90.0% at September 30, 2010, compared to 90.8% at September 30, 2009.  Leases scheduled to expire for the remainder of 2010 were 1.7% of the portfolio on a square foot basis at September 30, 2010, and this figure was reduced to 0.8% as of November 1, 2010.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first nine months of 2010, EastGroup acquired Commerce Park 2 & 3, Ocean View Corporate Center and East University Distribution Center III for a total of $23,555,000.  These properties, which contain 499,000 square feet, are located in Charlotte, San Diego and Phoenix, respectively.

EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  EastGroup’s development activity has slowed considerably as a result of current market conditions.  The Company had only one development start in 2009, which was a 20,000 square foot expansion at Arion 8 in San Antonio to accommodate the growth of an existing customer.  There have not been any development starts thus far in 2010, and the Company currently does not have any plans to start construction on new developments for the remainder of the year.  During the nine months ended September 30, 2010, the Company transferred five properties (426,000 square feet) with aggregate costs of $30.5 million at the date of transfer from development to real estate properties.  These properties, which were collectively 57.2% leased as of November 1, 2010, are located in Tucson, Arizona; Tampa and West Palm Beach, Florida; and Houston, Texas.

During the first nine months of 2010, the Company funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, non-recourse first mortgage debt to replace short-term bank borrowings.

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

PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company’s real estate investments. The Company believes the exclusion of depreciation and amortization in the industry’s calculation of PNOI provides a supplemental indicator of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs).  The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses.  The Company’s success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Income from real estate operations	$43,118	43,164	131,077	129,518
Expenses from real estate operations	(13,176)	(12,711)	(39,745)	(37,925)
PROPERTY NET OPERATING INCOME	$29,942	30,453	91,332	91,593

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
NET INCOME	$4,126	6,244	13,710	21,311
Equity in earnings of unconsolidated investment	(84)	(82)	(251)	(245)
Interest income	(85)	(73)	(252)	(229)
Other income	(20)	(22)	(108)	(61)
Gain on sales of non-operating real estate	(9)	(8)	(28)	(23)
Loss from discontinued operations	–	38	–	114
Depreciation and amortization from continuing operations	14,648	13,573	44,071	39,898
Interest expense	8,845	8,537	26,515	23,855
General and administrative expense	2,521	2,246	7,675	6,973
PROPERTY NET OPERATING INCOME	$29,942	30,453	91,332	91,593

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,023	6,147	13,403	20,981
Depreciation and amortization from continuing operations	14,648	13,573	44,071	39,898
Depreciation and amortization from discontinued operations	–	14	–	43
Depreciation from unconsolidated investment	33	33	99	99
Noncontrolling interest depreciation and amortization	(52)	(51)	(157)	(153)
FUNDS FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,652	19,716	57,416	60,868

Net income attributable to common stockholders per diluted share	$.15	.24	.50	.82
Funds from operations attributable to common stockholders per diluted share	.70	.76	2.14	2.39
Diluted shares for earnings per share and funds from operations	26,828	25,916	26,810	25,473

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the third quarter of 2010 was $.70 per share compared with $.76 per share for the same period of 2009, a decrease of 7.9% per share.

For the nine months ended September 30, 2010, FFO was $2.14 per share compared with $2.39 per share for the same period of 2009, a decrease of 10.5% per share.

FFO per share for both periods decreased primarily due to lower occupancies and decreasing rental rates from the Company’s properties and a decrease in capitalized interest due to a slowdown in the Company’s development program.  These decreases were partially offset by higher termination fee income and lower bad debt expense.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 4.8% for the three months ended September 30, 2010, and decreased 4.5% for the nine months.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2010, was 88.3%.  Quarter-end occupancy ranged from 86.2% to 89.4% over the period from September 30, 2009 to September 30, 2010.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (5.2% of total square footage) averaged 8.5% for the third quarter of 2010.  For the nine months ended September 30, 2010, rental rate decreases on new and renewal leases (19.6% of total square footage) averaged 11.3%.

•
Termination fee income for the three and nine months ended September 30, 2010, was $378,000 and $2,816,000, respectively, compared to $313,000 and $755,000 for the same periods of 2009.  Bad debt expense for the three and nine months ended September 30, 2010, was $91,000 and $833,000, respectively, compared to $211,000 and $1,628,000 for the same periods last year.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,185,495,000 at September 30, 2010, an increase of $6,977,000 from December 31, 2009.  Liabilities increased $33,768,000 to $765,190,000 and equity decreased $26,791,000 to $420,305,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $68,756,000 during the nine months ended September 30, 2010, primarily due to the purchase of the operating properties detailed below and the transfer of five properties from development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2010	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Commerce Park 2 & 3	Charlotte, NC	193,000	01/12/10	$4,722
Ocean View Corporate Center	San Diego, CA	274,000	01/28/10	13,681
East University Distribution Center III	Phoenix, AZ	32,000	06/01/10	1,142
Total Acquisitions		499,000		$19,545

(1)
Total cost of the properties acquired was $23,555,000, of which $19,545,000 was allocated to real estate properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $3,118,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $31,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first nine months of 2010, the Company expensed acquisition-related costs of $72,000 in connection with the Commerce Park, Ocean View, and East University III acquisitions.  During the fourth quarter of 2009, the Company expensed acquisition-related costs of $62,000 in connection with the Commerce Park and Ocean View acquisitions.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.

EastGroup also acquired 2.1 acres of land adjacent to its Country Club buildings in Tucson, Arizona, for $351,000.  This land provides additional parking and trailer storage for the existing buildings.

The Company made capital improvements of $16,453,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $1,952,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
The investment in development at September 30, 2010, was $71,912,000 compared to $97,594,000 at December 31, 2009.  Total capital invested for development during the first nine months of 2010 was $6,724,000, which consisted of costs of $4,772,000 as detailed in the development activity table and costs of $1,952,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.

The Company transferred five developments to Real Estate Properties during the first nine months of 2010 with a total investment of $30,454,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT	Size	For the Nine Months Ended 9/30/10	Cumulative as of 9/30/10		Estimated Total Costs
	(Square feet)	(In thousands)
UNDER CONSTRUCTION
Arion 8 Expansion, San Antonio, TX	20,000	$686	737		1,900
Total Under Construction	20,000	686	737		1,900
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	417		4,900
Tampa, FL	249,000	214	4,133		14,600
Orlando, FL	1,584,000	1,615	22,641		101,700
Fort Myers, FL	659,000	488	16,411		48,100
Dallas, TX	70,000	56	697		4,100
El Paso, TX	251,000	–	2,444		9,600
Houston, TX	1,064,000	790	16,062		68,100
San Antonio, TX	595,000	362	6,509		37,500
Charlotte, NC	95,000	60	1,155		7,100
Jackson, MS	28,000	–	706		2,000
Total Prospective Development	4,665,000	3,585	71,175		297,700
	4,685,000	$4,271	71,912		299,600
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2010
Beltway Crossing VII, Houston, TX	95,000	$6	5,651
Country Club III & IV, Tucson, AZ	138,000	57	10,784
Oak Creek IX, Tampa, FL	85,000	29	5,180
Blue Heron III, West Palm Beach, FL	20,000	62	2,612
World Houston 30, Houston, TX	88,000	347	6,227
Total Transferred to Real Estate Properties	426,000	$501	30,454	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate properties increased $36,429,000 during the first nine months of 2010 due to depreciation expense on real estate properties.

A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable decreased $14,807,000 during the nine months ended September 30, 2010, as a result of regularly scheduled principal payments of $14,714,000 and mortgage loan premium amortization of $93,000.

Notes payable to banks increased $45,063,000 during the nine months ended September 30, 2010, primarily due to purchases of real estate and real estate improvements.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

For the nine months ended September 30, 2010, distributions in excess of earnings increased $28,781,000 as a result of dividends on common stock of $42,184,000 exceeding net income attributable to common stockholders of $13,403,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009.)

Net income attributable to common stockholders for the three and nine months ended September 30, 2010, was $4,023,000 ($.15 per basic and diluted share) and $13,403,000 ($.50 per basic and diluted share) compared to $6,147,000 ($.24 per basic and diluted share) and $20,981,000 ($.83 per basic and $.82 per diluted share) for the three and nine months ended September 30, 2009.

PNOI for the three months ended September 30, 2010, decreased by $511,000, or 1.7%, as compared to the same period in 2009.  The decrease was mainly attributable to a decrease in PNOI of $1,450,000 from same property operations, offset by an increase in PNOI of $597,000 from 2009 and 2010 acquisitions and an increase of $350,000 from newly developed properties.  Termination fee income of $378,000 and bad debt expense of $91,000 were included in PNOI in the third quarter of 2010 compared to $313,000 and $211,000, respectively, in the same quarter last year.

PNOI for the nine months ended September 30, 2010, decreased by $261,000, or 0.3%, as compared to the same period in 2009.  The decrease was primarily attributable to a decrease in PNOI of $4,044,000 from same property operations, offset by an increase in PNOI of $1,953,000 from 2009 and 2010 acquisitions and an increase of $1,870,000 from newly developed properties.  Termination fee income of $2,816,000 and bad debt expense of $833,000 were included in PNOI in the first nine months of 2010 compared to $755,000 and $1,628,000, respectively, in the same period last year.

Depreciation and amortization for continuing operations increased $1,075,000 and $4,173,000 for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  The increase was primarily due to properties acquired and transferred from development during 2009 and 2010.

EastGroup’s results of operations for the third quarter and the nine months were affected by the changes in PNOI, increased depreciation and amortization expense, and other costs as discussed below.

Property expense to revenue ratios were 30.6% and 30.3% for the three and nine months ended September 30, 2010, compared to 29.4% and 29.3% for the same periods in 2009.  The increase was primarily due to lower occupancy in the first nine months of 2010 as compared to the same period last year.  The Company’s percentages leased and occupied were 90.0% and 88.3%, respectively, at September 30, 2010, compared to 90.8% and 88.9%, respectively, at September 30, 2009.

General and administrative expenses increased $275,000 and $702,000 for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  The increases were primarily due to a decrease in capitalized development costs resulting from a slowdown in the Company’s development program.

The following table presents the components of interest expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$124,291	90,738	33,553	117,474	113,845	3,629
Weighted average variable interest rates (excluding loan cost amortization)	1.48%	1.43%		1.43%	1.46%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	$465	327	138	1,259	1,244	15
Amortization of bank loan costs	78	73	5	235	221	14
Total variable rate interest expense	543	400	143	1,494	1,465	29

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	8,986	9,277	(291)	27,170	26,550	620
Amortization of mortgage loan costs	185	176	9	556	554	2
Total fixed rate interest expense	9,171	9,453	(282)	27,726	27,104	622

Total interest	9,714	9,853	(139)	29,220	28,569	651
Less capitalized interest	(869)	(1,316)	447	(2,705)	(4,714)	2,009

TOTAL INTEREST EXPENSE	$8,845	8,537	308	26,515	23,855	2,660

For the three months ended September 30, 2010, EastGroup’s variable rate interest expense increased due to an increase in the Company’s average bank borrowings and weighted average variable interest rate compared to the same quarter of 2009.  For the nine months ended September 30, 2010, EastGroup’s variable interest expense was relatively unchanged compared to the same period last year.

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Due to the continued slowdown in the Company’s development program, capitalized interest decreased $447,000 and $2,009,000 for the three and nine months ended September 30, 2010, respectively, as compared to the same periods last year.

The decrease in mortgage interest expense for the three months ended September 30, 2010, compared to the same quarter last year was due to lower mortgage principal balances resulting from monthly principal amortization.  The increase in mortgage interest expense for the nine months ended September 30, 2010, compared to the same period last year was primarily due to the Company’s new mortgages detailed in the table below.

NEW MORTGAGES IN 2009	Interest Rate	Date	Maturity Date	Amount
Tower Automotive Center (1)	6.030%	01/02/09	01/15/11	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw	7.500%	05/05/09	05/05/19	67,000,000
Weighted Average/Total Amount	7.320%			$76,365,000

(1)
The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount.  See the table below for details on the previous mortgage.  The new mortgage note was repaid in full on October 1, 2010.

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

Straight-lining of rent for continuing operations increased income by $735,000 and $1,944,000 for the three and nine months ended September 30, 2010, compared to $386,000 and $791,000 for the same periods in 2009.

Capital Expenditures
Capital expenditures for operating properties for the three and nine months ended September 30, 2010 and 2009 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2010	2009	2010	2009
		(In thousands)

Upgrade on Acquisitions	40 yrs	$4	19	32	23
Tenant Improvements:
New Tenants	Lease Life	3,599	2,241	8,414	5,074
New Tenants (first generation) (1)	Lease Life	301	52	582	583
Renewal Tenants	Lease Life	459	415	1,168	951
Other:
Building Improvements	5-40 yrs	1,077	511	2,941	1,912
Roofs	5-15 yrs	553	657	2,035	2,228
Parking Lots	3-5 yrs	469	75	828	550
Other	5 yrs	144	24	453	367
Total Capital Expenditures		$6,606	3,994	16,453	11,688

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2010	2009	2010	2009
		(In thousands)

Development	Lease Life	$26	375	192	1,349
New Tenants	Lease Life	876	618	2,934	2,012
New Tenants (first generation) (1)	Lease Life	43	9	91	59
Renewal Tenants	Lease Life	1,005	454	2,535	2,103
Total Capitalized Leasing Costs		$1,950	1,456	5,752	5,523

Amortization of Leasing Costs (2)		$1,642	1,566	5,073	4,744

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.
(2)	Includes discontinued operations.

Discontinued Operations
The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.

The following table presents the components of revenue and expense for the properties sold or held for sale during the three and nine months ended September 30, 2010 and 2009.  There were not any sales of properties during the first nine months of 2010 nor were any properties considered to be held for sale at September 30, 2010.  EastGroup sold Butterfield Trail (Building G) during the fourth quarter of 2009 and reclassified the operations of the entity to Discontinued Operations as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2010	2009	2010	2009
	(In thousands)

Income from real estate operations	$–	–	–	–
Expenses from real estate operations	–	(24)	–	(71)
Property net operating loss from discontinued operations	–	(24)	–	(71)

Depreciation and amortization	–	(14)	–	(43)

Loss from real estate operations	–	(38)	–	(114)
Gain on sales of real estate investments	–	–	–	–

Loss from discontinued operations	$–	(38)	–	(114)

RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements, which amends certain disclosure requirements of ASC 820.  This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, and the Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $63,815,000 for the nine months ended September 30, 2010.  The other primary source of cash was from bank borrowings.  The Company distributed $42,018,000 in common stock dividends during the nine months ended September 30, 2010.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, purchases of real estate, capital improvements at various properties, and construction and development of properties.

Total debt at September 30, 2010 and December 31, 2009 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In thousands)
Mortgage notes payable – fixed rate	$588,142	602,949
Bank notes payable – floating rate	134,219	89,156
Total debt	$722,361	692,105

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2010, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension at the Company’s request.  Additionally, there is a provision under which the line may be expanded by $100 million contingent upon obtaining increased commitments from existing lenders or commitments from additional lenders.  The Company has two letters of credit totaling $2,389,000 associated with this line of credit.  These letters reduce the amount available on the credit facility.  At September 30, 2010, the weighted average interest rate was 1.110% on a balance of $130,000,000.

EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  As of September 30, 2010, the Company’s interest rate on this working capital line was LIBOR plus 90 basis points with no annual facility fee.  At September 30, 2010, the interest rate was 1.156% on a balance of $4,219,000.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate, limited recourse and non-recourse first mortgage debt to replace the short-term bank borrowings.

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

In September 2010, EastGroup executed an application for a $74 million, non-recourse first mortgage loan with a fixed interest rate of 4.39%, a 10-year term and a 20-year amortization schedule.  The loan, which is secured by properties containing 1.3 million square feet, is expected to close in late December 2010.  The Company plans to use the proceeds of this mortgage loan to pay down approximately $4 million of other mortgage debt and to reduce variable rate bank borrowings.

On October 1, 2010, the Company repaid its $8,770,000 mortgage loan on the Tower Automotive Center.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2009, did not materially change during the nine months ended September 30, 2010, except for the increase in bank borrowings discussed above.

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

EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  The current economic downturn, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may therefore increase bad debt expense.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, the economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

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

	Oct.-Dec. 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt (1) (in thousands)	$13,707	77,893	63,940	55,197	91,792	285,613	588,142	628,363	(2)
Weighted average interest rate	6.03%	7.12%	6.64%	5.15%	5.75%	5.98%	6.09%
Variable rate debt (in thousands)	$–	–	134,219 (3)	–	–	–	134,219	131,084	(4)
Weighted average interest rate	–	–	1.11%	–	–	–	1.11%

(1)	The fixed rate debt shown above includes the Tower Automotive mortgage. See below for additional information on the Tower mortgage.
(2)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(3)
The variable rate debt is comprised of two lines of credit with balances of $130,000,000 on the $200 million line of credit and $4,219,000 on the $25 million working capital line of credit as of September 30, 2010.  The $200 million line of credit has an option for a one-year extension at the Company’s request.

(4)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of September 30, 2010, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $149,000 annually.

Until the termination of its interest rate swap agreement on October 1, 2010, EastGroup had an interest rate swap agreement to hedge its exposure to the variable interest rate on the Company’s $8,770,000 Tower Automotive Center recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively paid a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap was designated as a cash flow hedge and was considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap are recognized in other comprehensive income (loss).  The Company does not hold or issue this type of derivative contract for trading or speculative purposes.  The interest rate swap agreement is summarized as follows:

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 9/30/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$8,770	12/31/10	1 month LIBOR	4.03%	6.03%	$(83)	$(318)

On October 1, 2010, the Company repaid its $8,770,000 mortgage loan on the Tower Automotive Center.  The interest rate swap agreement associated with the loan was terminated on that date.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “will,” “anticipates,” “expects,” “believes,” “intends,” “plans,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements.  Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; the availability of financing; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; natural disasters, terrorism, riots and acts of war, and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated or acquisitions may not close as scheduled, and those additional factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report on Form 10-K.  Although the Company believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved.  The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements.  See also the information contained in the Company’s reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(ii)      Changes in Internal Control Over Financial Reporting.

The Company converted to a new enterprise management system encompassing financial reporting, general ledger and property management effective July 1, 2010.  The Company’s consolidated financial statements for the third fiscal quarter ended September 30, 2010, were generated from the new accounting system.  The Company believes it designed and implemented procedures that ensured the transition did not negatively impact the quality of its financial information.  Other than the aforementioned, there was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) N. Keith McKey, Chief Financial Officer

(32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(a) David H. Hoster II, Chief Executive Officer

(b) N. Keith McKey, Chief Financial Officer

(101) The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  November 2, 2010

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary