Form 10-K
EASTGROUP PROPERTIES INC
filed 2011-02-28
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010                                COMMISSION FILE NUMBER 1-07094

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

Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the Registrant's most recently completed second fiscal quarter:  $923,034,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 24, 2011 was 26,972,262.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and an asset management office in Charlotte.  EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida (except Fort Myers), Arizona, Mississippi, North Carolina, and Houston and San Antonio, Texas properties, which together account for 69% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona also provide development capability and oversight in those states.  As of February 24, 2011, EastGroup had 64 full-time employees and one part-time employee.

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

During 2010, EastGroup increased its ownership in real estate properties through its acquisition and development programs.  The Company purchased three business distribution complexes with a total of six buildings (499,000 square feet) and 2.1 acres of land for a combined cost of $23.9 million.  Also during 2010, EastGroup transferred five properties (426,000 square feet) with aggregate costs of $30.5 million at the date of transfer from development to real estate properties.

EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans.  EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.

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

Risks Associated with Our Properties
We may be unable to lease space.  When a lease expires, a tenant may elect not to renew it.  We may not be able to re-lease the property on similar terms, if we are able to re-lease the property at all.  The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease.  We also develop some properties with no pre-leasing.  If we are unable to lease all or a substantial portion of our properties, or if the rental rates upon such leasing are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions to stockholders may be adversely affected.

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
•
fluctuations of occupancy rates and rents at newly completed properties, which depend on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.

We face risks associated with property acquisitions.  We acquire individual properties and portfolios of properties and intend to continue to do so.  Our acquisition activities and their success are subject to the following risks:

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

We face risks due to the illiquidity of real estate which may limit our ability to vary our portfolio.  Real estate investments are relatively illiquid.  Our ability to vary our portfolio in response to changes in economic and other conditions will therefore be limited.  In addition, because of our status as a REIT, the Internal Revenue Code limits our ability to sell our properties.  If we must sell an investment, we cannot ensure that we will be able to dispose of the investment on terms favorable to the Company.

We are subject to environmental laws and regulations.  Current and previous real estate owners and operators may be required under various federal, state and local laws, ordinances and regulations to investigate and clean up hazardous substances released at the properties they own or operate.  They may also be liable to the government or to third parties for substantial property or natural resource damage, investigation costs and cleanup costs.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination.  Contamination may adversely affect the owner’s ability to use, sell or lease real estate or to borrow using the real estate as collateral.  We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we currently or formerly owned.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, released from, or present at the property.  A conveyance of the property, therefore, may not relieve the owner or operator from liability.  Although ESAs have been conducted at our properties to identify potential sources of contamination at the properties, such ESAs do not reveal all environmental liabilities or compliance concerns that could arise from the properties.  Moreover, material environmental liabilities or compliance concerns may exist, of which we are currently unaware, that in the future may have a material adverse effect on our business, assets or results of operations.

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

Fluctuations in interest rates may adversely affect our operations and value of our stock.  As of December 31, 2010, we had approximately $91 million of variable interest rate debt.  As of December 31, 2010, the weighted average interest rate on our variable rate debt was 1.12%.  We may incur additional indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates.  Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

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

Other Risks
The market value of our common stock could decrease based on our performance and market perception and conditions.  The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends and may be secondarily based upon the real estate market value of our underlying assets.  The market price of our common stock is influenced by the dividend on our common stock relative to market interest rates.  Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

The current economic situation may adversely affect our operating results and financial condition. The continuation or intensification of the turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies.  Currently these conditions have not impaired our ability to access credit markets and finance our operations.  However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could continue to negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.  Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of the current economic situation will not have a material adverse effect on our business, financial condition and results of operations.

We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates.  In addition, we may be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders as a condition of REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2012.  Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code.  To qualify as a REIT, we must comply with certain highly technical and complex requirements.  We cannot be certain we have complied with these requirements because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.  We cannot assure you that we will remain qualified as a REIT.

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

We face possible adverse changes in tax laws.  From time to time, changes in state and local tax laws or regulations are enacted which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition, results of operations, and the amount of cash available for the payment of dividends.

Our Charter contains provisions that may adversely affect the value of EastGroup stock.  Our charter prohibits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock (of which there is none outstanding)) unless our Board of Directors grants a waiver.  The ownership limit may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.  Also, the request of the holders of a majority or more of our common stock is necessary for stockholders to call a special meeting.  We also require advance notice by stockholders for the nomination of directors or the proposal of business to be considered at a meeting of stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 247 industrial properties and one office building at December 31, 2010.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona and California, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 24, 2011, EastGroup’s portfolio was 90.9% leased and 89.7% occupied.  The Company has developed approximately 32% of its total portfolio, including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (76% of the total portfolio) with the remainder in bulk distribution space (19%) and business service space (5%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2010, EastGroup did not own any single property that was 10% or more of total book value or 10% or more of total gross revenues.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the New York Stock Exchange under the symbol “EGP.”  The following table shows the high and low share prices for each quarter reported by the New York Stock Exchange during the past two years and the per share distributions paid for each quarter.

Shares of Common Stock Market Prices and Dividends

	Calendar Year 2010			Calendar Year 2009
Quarter	High	Low	Distributions	High	Low	Distributions
First	$39.09	33.65	$.52	$34.93	21.14	$.52
Second	42.02	35.44	.52	36.26	27.70	.52
Third	37.97	33.39	.52	40.59	31.85	.52
Fourth	43.05	37.50	.52	40.54	35.45	.52
			$2.08			$2.08

As of February 24, 2011, there were 701 holders of record of the Company’s 26,972,262 outstanding shares of common stock.  The Company distributed all of its 2010 and 2009 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2010 and 2009.

Federal Income Tax Treatment of Share Distributions
	Years Ended December 31,
	2010	2009
Common Share Distributions:
Ordinary income	$1.4775	1.7534
Return of capital	.6025	.3266
Total Common Distributions	$2.0800	2.0800

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/10 thru 10/31/10	–		$–	–	672,300
11/01/10 thru 11/30/10	–		–	–	672,300
12/01/10 thru 12/31/10	10,174	(1)	42.59	–	672,300	(2)
Total	10,174		$42.59	–

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

Performance Graph
The following graph compares, over the five years ended December 31, 2010, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Index (S&P 500) and the Equity REIT index prepared by the National Association of Real Estate Investment Trusts (NAREIT Equity).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

EastGroup
NAREIT Equity
S&P 500
$150
$125
$100
$75
$50
2005
2006
2007
2008
2009
2010

	Fiscal years ended December 31,
	2005	2006	2007	2008	2009	2010
EastGroup	$100.00	123.39	100.76	89.90	101.97	119.01
NAREIT Equity	100.00	135.06	113.87	70.91	90.76	116.13
S&P 500	100.00	115.79	122.15	76.95	97.31	111.96

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2005, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
OPERATING DATA	(In thousands, except per share data)
Revenues
Income from real estate operations	$173,002	172,273	168,255	150,038	132,394
Other income	124	81	248	92	182
	173,126	172,354	168,503	150,130	132,576
Expenses
Expenses from real estate operations	51,142	50,259	47,259	40,837	36,909
Depreciation and amortization	58,350	53,953	51,144	47,644	41,108
General and administrative	10,332	9,071	8,547	8,295	7,401
	119,824	113,283	106,950	96,776	85,418

Operating income	53,302	59,071	61,553	53,354	47,158
Other income (expense)
Equity in earnings of unconsolidated investment	335	320	316	285	287
Gain on sales of non-operating real estate	37	31	321	2,602	123
Gain on sales of securities	–	–	435	–	–
Other expense	(84)	–	–	–	–
Interest income	336	302	293	306	142
Interest expense	(35,171)	(32,520)	(30,192)	(27,314)	(24,616)
Income from continuing operations	18,755	27,204	32,726	29,233	23,094
Discontinued operations
Income (loss) from real estate operations	–	(139)	10	150	1,013
Gain on sales of real estate investments	–	29	2,032	960	5,727
Income (loss) from discontinued operations	–	(110)	2,042	1,110	6,740

Net income	18,755	27,094	34,768	30,343	29,834
Net income attributable to noncontrolling interest in joint ventures	(430)	(435)	(626)	(609)	(600)
Net income attributable to EastGroup Properties, Inc.	18,325	26,659	34,142	29,734	29,234
Dividends on Series D preferred shares	–	–	1,326	2,624	2,624
Costs on redemption of Series D preferred shares	–	–	682	–	–
Net income available to EastGroup Properties, Inc. common stockholders	$18,325	26,659	32,134	27,110	26,610

BASIC PER COMMON SHARE DATA FOR INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.68	1.04	1.23	1.10	.89
Income (loss) from discontinued operations	.00	.00	.08	.05	.30
Net income available to common stockholders	$.68	1.04	1.31	1.15	1.19

Weighted average shares outstanding	26,752	25,590	24,503	23,562	22,372
DILUTED PER COMMON SHARE DATA FOR INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.68	1.04	1.22	1.09	.87
Income (loss) from discontinued operations	.00	.00	.08	.05	.30
Net income available to common stockholders	$.68	1.04	1.30	1.14	1.17

Weighted average shares outstanding	26,824	25,690	24,653	23,781	22,692
AMOUNTS AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$18,325	26,769	30,092	26,000	19,870
Income (loss) from discontinued operations	–	(110)	2,042	1,110	6,740
Net income available to common stockholders	$18,325	26,659	32,134	27,110	26,610

OTHER PER SHARE DATA
Book value, at end of year	$15.16	16.57	16.39	15.51	16.28
Common distributions declared	2.08	2.08	2.08	2.00	1.96
Common distributions paid	2.08	2.08	2.08	2.00	1.96
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost(1)	$1,528,048	1,475,062	1,409,476	1,270,691	1,091,653
Real estate investments, net of accumulated depreciation(1)	1,124,861	1,120,317	1,099,125	1,001,559	860,547
Total assets	1,183,276	1,178,518	1,156,205	1,055,833	911,787
Mortgage and bank loans payable	735,718	692,105	695,692	600,804	446,506
Total liabilities	771,770	731,422	742,829	651,136	490,842
Noncontrolling interest in joint ventures	2,650	2,577	2,536	2,312	2,148
Total stockholders’ equity	408,856	444,519	410,840	402,385	418,797

(1) Includes mortgage loans receivable. See Notes 4 and 5 in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  The Company acquires, develops and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions with an emphasis in the states of Florida, Texas, Arizona and California.

The Company believes the slowdown in the economy has affected and will continue to affect its operations.  The Company has experienced decreases in occupancy and rental rates.  The current economic situation is also impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property values have decreased, and property values have decreased. The Company believes its current lines of credit provide the capacity to fund the operations of the Company for 2011 and 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage financing from insurance companies and financial institutions as evidenced by the closing of a  $74 million, non-recourse mortgage loan in December 2010, which is described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2010, leases expired on 5,733,000 square feet (20.4%) of EastGroup’s total square footage of 28,085,000, and the Company was successful in renewing or re-leasing 77% of the expiring square feet.  In addition, EastGroup leased 2,706,000 square feet of other vacant space during the year.  During 2010, average rental rates on new and renewal leases decreased by 12.3%.  Property net operating income (PNOI) from same properties decreased 4.2% for 2010 as compared to 2009.

EastGroup’s total leased percentage was 90.8% at December 31, 2010 compared to 90.0% at December 31, 2009.  Leases scheduled to expire in 2011 were 12.6% of the portfolio on a square foot basis at December 31, 2010.  As of February 24, 2011, leases scheduled to expire in 2011 were 9.6% of the portfolio on a square foot basis.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During 2010, EastGroup purchased three business distribution complexes with a total of six buildings (499,000 square feet) and 2.1 acres of land for a total of $23.9 million.  The operating properties are located in San Diego (274,000 square feet), Charlotte (193,000 square feet), and Phoenix (32,000 square feet).  The small tract of land is located adjacent to an existing property in Tucson and provides additional parking and trailer storage for the property.

EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  EastGroup’s development activity has slowed considerably as a result of current market conditions.  The Company had two development starts in 2010: a 20,000 square foot pre-leased expansion project in San Antonio and a 44,000 square foot partially pre-leased service center in Houston.  During 2010, the Company transferred five properties (426,000 square feet) with aggregate costs of $30.5 million at the date of transfer from development to real estate properties.  These properties, which were collectively 66.3% leased as of February 24, 2011, are located in Tucson, Arizona; Houston, Texas; and Tampa and West Palm Beach, Florida.

During 2010, the Company funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and (2) funds from operations available to common stockholders (FFO), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three fiscal years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Income from real estate operations	$173,002	172,273	168,255
Expenses from real estate operations	(51,142)	(50,259)	(47,259)
PROPERTY NET OPERATING INCOME	$121,860	122,014	120,996

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

The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

NET INCOME	$18,755	27,094	34,768
Equity in earnings of unconsolidated investment	(335)	(320)	(316)
Interest income	(336)	(302)	(293)
Other income	(124)	(81)	(248)
Gain on sales of securities	–	–	(435)
Gain on sales of non-operating real estate	(37)	(31)	(321)
(Income) loss from discontinued operations	–	110	(2,042)
Depreciation and amortization from continuing operations	58,350	53,953	51,144
Interest expense	35,171	32,520	30,192
General and administrative expense	10,332	9,071	8,547
Other expense	84	–	–
PROPERTY NET OPERATING INCOME	$121,860	122,014	120,996

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Available to EastGroup Properties, Inc. Common Stockholders to FFO for the three fiscal years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$18,325	26,659	32,134
Depreciation and amortization from continuing operations	58,350	53,953	51,144
Depreciation and amortization from discontinued operations	–	51	148
Depreciation from unconsolidated investment	132	132	132
Noncontrolling interest depreciation and amortization	(210)	(206)	(201)
Gain on sales of depreciable real estate investments	–	(29)	(2,032)
FUNDS FROM OPERATIONS (FFO) AVAILABLE TO COMMON STOCKHOLDERS	$76,597	80,560	81,325

Net income available to common stockholders per diluted share	$.68	1.04	1.30
Funds from operations available to common stockholders per diluted share	2.86	3.14	3.30
Diluted shares for earnings per share and funds from operations	26,824	25,690	24,653

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the fourth quarter of 2010 was $.71 per share compared with $.75 per share for the same period of 2009, a decrease of 5.3% per share.  For the year 2010, FFO was $2.86 per share compared with $3.14 per share for 2009, a decrease of 8.9% per share.

FFO per share for both periods decreased primarily due to a decrease in same property operations and decreases in capitalized interest and capitalized development costs due to a slowdown in the Company’s development program.  These decreases were partially offset by lower bad debt expense for the fourth quarter and the year.  In addition, for the year, the Company’s termination fee income was higher in 2010 than in 2009.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 2.0% for the three months ended December 31, 2010.  For the year 2010, PNOI from same properties decreased 4.2%.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2010 was 89.8%.  Quarter-end occupancy ranged from 86.2% to 89.8% over the period from December 31, 2009 to December 31, 2010.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (5.6% of total square footage) averaged 15.7% for the fourth quarter of 2010.  For the year, rental rate decreases on new and renewal leases (25.2% of total square footage) averaged 12.3%.

•
Termination fee income for the three months ended December 31, 2010, was $37,000 compared to $208,000 for the same period of 2009.  For the year 2010, termination fee income was $2,853,000 compared to $963,000 for 2009.  Bad debt expense for the three months ended December 31, 2010, was $202,000 compared to $473,000 for the same period of 2009.  For the year 2010, bad debt expense was $1,035,000 compared to $2,101,000 for the same period last year.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.  The Company distributed all of its 2010, 2009 and 2008 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION
EastGroup’s assets were $1,183,276,000 at December 31, 2010, an increase of $4,758,000 from December 31, 2009.  Liabilities increased $40,348,000 to $771,770,000 and equity decreased $35,590,000 to $411,506,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $76,867,000 during the year ended December 31, 2010, primarily due to the purchase of the operating properties detailed below and the transfer of five properties from development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2010	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Commerce Park 2 & 3	Charlotte, NC	193,000	01/12/10	$4,722
Ocean View Corporate Center	San Diego, CA	274,000	01/28/10	13,681
East University Distribution Center III	Phoenix, AZ	32,000	06/01/10	1,142
Total Acquisitions		499,000		$19,545

(1)
Total cost of the properties acquired was $23,555,000, of which $19,545,000 was allocated to real estate properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $3,118,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $31,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During 2010, the Company expensed acquisition-related costs of $72,000 in connection with the Commerce Park, Ocean View, and East University III acquisitions.  During the fourth quarter of 2009, the Company expensed acquisition-related costs of $62,000 in connection with the Commerce Park and Ocean View acquisitions.  These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.

EastGroup also acquired 2.1 acres of land adjacent to its Country Club buildings in Tucson, Arizona, for $351,000.  This land provides additional parking and trailer storage for the existing buildings.

The Company made capital improvements of $23,953,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $2,563,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
EastGroup’s investment in development at December 31, 2010 consisted of properties under construction of $2,462,000 and prospective development (primarily land) of $71,260,000.  The Company’s total investment in development at December 31, 2010 was $73,722,000 compared to $97,594,000 at December 31, 2009.  Total capital invested for development during 2010 was $9,145,000, which consisted of costs of $6,081,000 and $501,000 as detailed in the development activity table below and costs of $2,563,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.

The Company transferred five developments to Real Estate Properties during 2010 with a total investment of $30,454,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT	Size	Costs Transferred in 2010(1)	For the Year Ended 12/31/10	Cumulative as of 12/31/10		Estimated Total Costs(2)
	(Square feet)	(In thousands)
UNDER CONSTRUCTION
Arion 8 Expansion, San Antonio, TX	20,000	$–	1,356	1,407		1,900
World Houston 31, Houston, TX	44,000	973	82	1,055		4,600
Total Under Construction	64,000	973	1,438	2,462		6,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	–	417		4,900
Tampa, FL	249,000	–	281	4,200		14,600
Orlando, FL	1,584,000	–	2,006	23,032		101,700
Fort Myers, FL	659,000	–	631	16,554		48,100
Dallas, TX	70,000	–	61	702		4,100
El Paso, TX	251,000	–	–	2,444		9,600
Houston, TX	1,020,000	(973)	1,099	15,398		63,500
San Antonio, TX	595,000	–	485	6,632		37,500
Charlotte, NC	95,000	–	80	1,175		7,100
Jackson, MS	28,000	–	–	706		2,000
Total Prospective Development	4,621,000	(973)	4,643	71,260		293,100
	4,685,000	$–	6,081	73,722		299,600
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2010
Beltway Crossing VII, Houston, TX	95,000	$–	6	5,651
Country Club III & IV, Tucson, AZ	138,000	–	57	10,784
Oak Creek IX, Tampa, FL	85,000	–	29	5,180
Blue Heron III, West Palm Beach, FL	20,000	–	62	2,612
World Houston 30, Houston, TX	88,000	–	347	6,227
Total Transferred to Real Estate Properties	426,000	$–	501	30,454	(3)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2) Included in these costs are development obligations of $2.0 million and tenant improvement obligations of $452 thousand on properties under development.
(3) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate and development properties increased $48,442,000 during 2010 due to depreciation expense on real estate properties.

A summary of Other Assets is presented in Note 5 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable increased $41,475,000 during the year ended December 31, 2010, as a result of a $74,000,000 mortgage loan executed by the Company at the end of the fourth quarter.  The increase was offset by the repayment of one mortgage of $8,770,000, principal paydowns on two mortgages totaling $4,000,000, regularly scheduled principal payments of $19,631,000 and mortgage loan premium amortization of $124,000.

Notes payable to banks increased $2,138,000 during 2010 as a result of advances of $211,041,000 exceeding repayments of $208,903,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

See Note 8 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 9 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

During 2010, distributions in excess of earnings increased $37,890,000 as a result of dividends on common stock of $56,215,000 exceeding net income available to EastGroup Properties, Inc. common stockholders of $18,325,000.  See Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS

2010 Compared to 2009

Net income available to common stockholders for 2010 was $18,325,000 ($.68 per basic and diluted share) compared to $26,659,000 ($1.04 per basic and diluted share) for 2009.  The decrease in earnings per share (EPS) was mainly attributable to a decrease in same property operations, increased depreciation and amortization expense, increased interest expense, and increased general and administrative expense.

PNOI decreased by $154,000, or 0.1%, for 2010 compared to 2009, primarily due to a decrease in PNOI of $5,008,000 from same property operations, offset by an increase in PNOI of $2,472,000 from newly developed properties and an increase of $2,407,000 from 2009 and 2010 acquisitions.  Expense to revenue ratios were 29.6% in 2010 compared to 29.2% in 2009.  The Company’s percentage of leased square footage was 90.8% at December 31, 2010, compared to 90.0% at December 31, 2009.  Occupancy at the end of 2010 was 89.8% compared to 89.4% at the end of 2009.

General and administrative expenses increased $1,261,000 for the year ended December 31, 2010, as compared to 2009.  The increase was primarily attributable to a decrease in capitalized development costs due to a slowdown in the Company’s development program.

The following table presents the components of interest expense for 2010 and 2009:

	Years Ended December 31,
	2010	2009	Increase
	(In thousands, except rates of interest)
Average bank borrowings	$122,942	107,341	15,601
Weighted average variable interest rates (excluding loan cost amortization)	1.42%	1.48%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	1,750	1,589	161
Amortization of bank loan costs	314	297	17
Total variable rate interest expense	2,064	1,886	178

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	35,978	35,755	223
Amortization of mortgage loan costs	742	735	7
Total fixed rate interest expense	36,720	36,490	230

Total interest	38,784	38,376	408
Less capitalized interest	(3,613)	(5,856)	2,243

TOTAL INTEREST EXPENSE	$35,171	32,520	2,651

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased in 2010 as compared to 2009 due to a slowdown in the Company’s development program.

The Company’s weighted average variable interest rates in 2010 were slightly lower than in 2009.  A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

MORTGAGE DEBT AS OF:	Weighted Average Interest Rate
December 31, 2006	6.21%
December 31, 2007	6.06%
December 31, 2008	5.96%
December 31, 2009	6.09%
December 31, 2010	5.90%

The increase in mortgage interest expense in 2010 was primarily due to the new mortgages detailed in the table below.

NEW MORTGAGES IN 2009 AND 2010	Interest Rate	Date	Maturity Date	Amount

Tower Automotive Center (1)	6.030%	01/02/09	01/15/11	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw	7.500%	05/05/09	05/05/19	67,000,000
40th Avenue, Centennial Park, Executive Airport, Beltway V, Techway Southwest IV, Wetmore V-VIII, Ocean View and World Houston 26, 28, 29 & 30	4.390%	12/28/10	01/05/21	74,000,000
Weighted Average/Total Amount	5.878%			$150,365,000

(1)
The Company repaid the previous mortgage note on the Tower Automotive Center and replaced it with this new mortgage note for the same amount.  See the table below for details on the previous mortgage.  The new mortgage obtained on January 2, 2009 was repaid on October 1, 2010.

Mortgage principal payments due in the amortization period were $19,631,000 in 2010 and $18,173,000 in 2009.  In 2010, the Company repaid one mortgage note with a balance of $8,770,000.  In addition, EastGroup made principal paydowns on two mortgage notes totaling $4,000,000. In 2009, the Company repaid three mortgages with balloon payments totaling $40,927,000.  These repayments and paydowns were included in the mortgage principal payments for 2009 and 2010.  The details of the mortgages repaid in 2009 and 2010 are shown in the following table:

MORTGAGE LOANS REPAID IN 2009 AND 2010	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center (1)	8.020%	01/02/09	$9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry Distribution Center I and Shaw	6.800%	02/13/09	31,357,000
Oak Creek I	8.875%	06/01/09	205,000
Tower Automotive Center	6.030%	10/01/10	8,770,000
Weighted Average/Total Amount	6.903%		$49,697,000

(1)
The Tower Automotive Center mortgage was repaid and replaced with another mortgage note payable for the same amount.  See the new mortgage detailed in the new mortgages table above.  The new mortgage obtained on January 2, 2009 was repaid on October 1, 2010.

Depreciation and amortization for continuing operations increased $4,397,000 for 2010 as compared to 2009.  This increase was primarily due to properties acquired and transferred from development during 2009 and 2010.  Operating property acquisitions and transferred developments were $54 million in 2010 and $100 million in 2009.

Straight-lining of rent for continuing operations increased income by $2,496,000 in 2010 as compared to $1,606,000 in 2009.

Capital Expenditures
Capital expenditures for operating properties for the years ended December 31, 2010 and 2009 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2010	2009
		(In thousands)
Upgrade on Acquisitions	40 yrs	$40	68
Tenant Improvements:
New Tenants	Lease Life	12,166	7,591
New Tenants (first generation) (1)	Lease Life	1,022	760
Renewal Tenants	Lease Life	2,023	1,099
Other:
Building Improvements	5-40 yrs	4,351	2,726
Roofs	5-15 yrs	2,725	2,987
Parking Lots	3-5 yrs	1,045	603
Other	5 yrs	581	378
Total Capital Expenditures		$23,953	16,212

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2010 and 2009 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2010	2009
		(In thousands)
Development	Lease Life	$350	1,675
New Tenants	Lease Life	3,701	2,620
New Tenants (first generation) (1)	Lease Life	174	74
Renewal Tenants	Lease Life	3,268	2,618
Total Capitalized Leasing Costs		$7,493	6,987

Amortization of Leasing Costs (2)		$6,703	6,366

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.
(2) Includes discontinued operations.

Discontinued Operations
The results of operations, including interest expense (if applicable), for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income.  During 2010, the Company did not sell any operating properties.  During 2009, EastGroup sold one operating property, Butterfield Trail (Building G).

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2010 and 2009.  There were no properties held for sale at December 31, 2010 or 2009.

	Years Ended December 31,
Discontinued Operations	2010	2009
	(In thousands)

Income from real estate operations	$–	–
Expenses from real estate operations	–	(88)
Property net operating loss from discontinued operations	–	(88)

Depreciation and amortization	–	(51)

Loss from real estate operations	–	(139)
Gain on sales of real estate investments	–	29

Loss from discontinued operations	$–	(110)

2009 Compared to 2008

Net income available to common stockholders for 2009 was $26,659,000 ($1.04 per basic and diluted share) compared to $32,134,000 ($1.31 per basic share and $1.30 per diluted share) for 2008.  Diluted EPS for 2008 included gain on sales of real estate, gain on sales of securities, and a gain on involuntary conversion totaling $3.0 million ($.12 per share).

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

General and administrative expenses increased $524,000 for the year ended December 31, 2009, as compared to 2008.  The increase was primarily attributable to a decrease in capitalized development costs due to a slowdown in the Company’s development program.  In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, which became effective January 1, 2009, EastGroup expensed acquisition-related costs of $115,000 during 2009 in connection with the Company’s operating property acquisitions in Las Vegas (Arville Distribution Center) and Dallas (Interstate

Distribution Center V, VI and VII).  In 2008, acquisition-related costs were capitalized with the purchase price of the properties acquired; therefore, general and administrative expenses for 2008 include no acquisition-related costs.

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

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  The Company’s weighted average variable interest rates in 2009 were lower than in 2008.  A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

MORTGAGE DEBT AS OF:	Weighted Average Interest Rate
December 31, 2005	6.31%
December 31, 2006	6.21%
December 31, 2007	6.06%
December 31, 2008	5.96%
December 31, 2009	6.09%

The increase in mortgage interest expense in 2009 was primarily due to the new mortgages detailed in the table below.

NEW MORTGAGES IN 2008 AND 2009	Interest Rate	Date	Maturity Date	Amount

Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.500%	03/19/08	04/05/15	$78,000,000
Southridge XII, Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center, World Houston 24, 25 & 27 and Waterford Distribution Center	5.750%	12/09/08	01/05/14	59,000,000
Tower Automotive Center (1)	6.030%	01/02/09	01/15/11	9,365,000
Dominguez, Kingsview, Walnut, Washington, Industry I & III and Shaw	7.500%	05/05/09	05/05/19	67,000,000
Weighted Average/Total Amount	6.220%			$213,365,000

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In 2010, the FASB issued ASU 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which expands existing disclosures about the credit quality of financing receivables and their allowance for credit losses.  ASU 2010-20 became effective for interim and annual reporting periods ended on or after December 15, 2010, and the impact to the Company’s disclosures was not significant due to the level of activity in this area.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $76,858,000 for the year ended December 31, 2010.  The primary other sources of cash were from bank borrowings and proceeds from mortgage notes.  The Company distributed $56,294,000 in common stock dividends during 2010.  Other primary uses of cash were for bank debt repayments, mortgage note repayments and paydowns, purchases of real estate, capital improvements at various properties, and construction and development of properties.

Total debt at December 31, 2010 and 2009 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2010 and 2009.

	December 31,
	2010	2009
	(In thousands)

Mortgage notes payable – fixed rate	$644,424	602,949
Bank notes payable – floating rate	91,294	89,156
Total debt	$735,718	692,105

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2010, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension on the same terms and conditions at the Company’s request.  At year-end, the Company had two letters of credit totaling $2,389,000 associated with this line of credit.  These letters reduce the amount available on the credit facility.  In February 2011, the letter of credit for $2,048,000 was cancelled.  At December 31, 2010, the weighted average interest rate was 1.120% on a balance of $86,000,000.

EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  As of December 31, 2010, the Company’s interest rate on this working capital line was LIBOR plus 90 basis points with no annual facility fee.  At December 31, 2010, the interest rate was 1.161% on a balance of $5,294,000.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace the short-term bank borrowings.

The current economic situation is impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property value have decreased, and property values have decreased.  The Company believes its current lines of credit provide the capacity to fund the operations of the Company for 2011 and 2012.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.

On December 28, 2010, EastGroup closed on a $74 million, non-recourse first mortgage loan with a fixed interest rate of 4.39%, a 10-year term and a 20-year amortization schedule.  The loan is secured by properties containing 1.3 million square feet.  The Company used the proceeds of this mortgage loan to pay down $4 million of other mortgage debt and to reduce variable rate bank borrowings.

On October 1, 2010, the Company repaid its $8,770,000 mortgage loan on the Tower Automotive Center that had an interest rate of 6.03% and a maturity date of January 15, 2011.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2010 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)

Fixed Rate Debt Obligations (1)	$644,424	80,258	124,660	192,668	246,838
Interest on Fixed Rate Debt	164,230	34,365	57,589	38,726	33,550
Variable Rate Debt Obligations (2)	91,294	–	91,294	–	–
Interest on Variable Rate Debt (3)	1,031	1,025	6	–	–
Operating Lease Obligations:
Office Leases	1,128	382	703	43	–
Ground Leases	17,404	700	1,400	1,400	13,904
Real Estate Property Obligations (4)	590	590	–	–	–
Development Obligations (5)	2,010	2,010	–	–	–
Tenant Improvements (6)	6,161	6,161	–	–	–
Purchase Obligations (7)	–	–	–	–	–
Total	$928,272	125,491	275,652	232,837	294,292

(1)	These amounts are included on the Consolidated Balance Sheets.
(2)
The Company’s variable rate debt changes depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2010, the weighted average interest rate was 1.12% on the variable rate debt due in January 2012.

(3)	Represents an estimate of interest due on variable rate debt based on the outstanding variable rate debt and interest rates on that debt as of December 31, 2010.
(4)	Represents commitments on real estate properties, except for tenant improvement obligations.
(5)	Represents commitments on properties under development, except for tenant improvement obligations.
(6)	Represents tenant improvement allowance obligations.
(7)	EastGroup had no purchase obligations as of December 31, 2010.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate bank lines as discussed under Liquidity and Capital Resources.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt (in thousands)	$80,258	66,640	58,020	94,745	97,923	246,838	644,424	671,527	(1)
Weighted average interest rate	7.04%	6.55%	5.12%	5.71%	5.40%	5.80%	5.90%
Variable rate debt (in thousands)	$–	91,294 (2)	–	–	–	–	91,294	89,818	(3)
Weighted average interest rate	–	1.12%	–	–	–	–	1.12%

(1)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures on January 3, 2012 and is comprised of two lines of credit with balances of $86,000,000 on the $200 million line of credit and $5,294,000 on the $25 million working capital line of credit as of December 31, 2010.  The $200 million line of credit has an option for a one-year extension on the same terms and conditions at the Company’s request.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of December 31, 2010, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $102,000 annually.

EastGroup repaid its $8,770,000 mortgage loan on the Tower Automotive Center on October 1, 2010.  Until the repayment, the Company had an interest rate swap agreement to hedge its exposure to the variable interest rate on this recourse mortgage, which is summarized in the table below.  Under the swap agreement, the Company effectively paid a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap was designated as a cash flow hedge and was considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap were recognized in other comprehensive income (loss).  Upon repayment, the $84,000 loss on the extinguishment of the swap was recorded in Other Expense on the Consolidated Statements of Income.  The Company did not hold or issue this type of derivative contract for trading or speculative purposes.  The interest rate swap agreement is summarized as follows:

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 12/31/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$–	Settled on 10/01/10	1 month LIBOR	4.03%	6.03%	$–	$(318)

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “will,” “anticipates,” “expects,” “believes,” “intends,” “plans,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements.  Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; the availability of financing; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; natural disasters, terrorism, riots and acts of war, and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated or acquisitions may not close as scheduled, and those additional factors discussed under “Item 1A. Risk Factors” in Part I of this report.  Although the Company believes the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved.  The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements.  See also the information contained in the Company’s reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2010 and 2009, and its Consolidated Statements of Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Internal Control Over Financial Reporting.

(a)      Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 33 and is incorporated herein by reference.

(b)      Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 33 and is incorporated herein by reference.

(c)      Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors as of December 31, 2010.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Rothschild Realty Managers LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Chairman of BRT Realty Trust and Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Senior Advisor with Rothschild Realty Managers LLC (real estate advisory and investment management services)
David M. Osnos	Director since 1993; Of Counsel to the law firm of Arent Fox LLP
Leland R. Speed	Director since 1978; Chairman of the Board of the Company
David H. Hoster II	Director since 1993; President and Chief Executive Officer of the Company
N. Keith McKey	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
John F. Coleman	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer and Controller of the Company
William D. Petsas	Senior Vice President of the Company
Brent W. Wood	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Proposal One: Election of Directors" and “Executive Officers” in the Company's definitive Proxy Statement ("2011 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 25, 2011.  The 2011 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2010.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2011 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Audit Committee” in the section entitled "Board Committees and Meetings" in the Company's 2011 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2011 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2010," "Outstanding Equity Awards at 2010 Fiscal Year-End," "Option Exercises and Stock Vested in 2010," "Potential Payments upon Termination or Change in Control," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation."  The information included under the heading "Compensation Committee Report" in the Company's 2011 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2011 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2010.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,250	$24.35	1,504,921
Equity compensation plans not approved by security holders	–	–	–
Total	18,250	$24.35	1,504,921

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the sections entitled "Independent Directors" and “Certain Transactions and Relationships” in the Company's 2011 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Independent Registered Public Accounting Firm" in the Company's 2011 Proxy Statement.

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
                                (o)  First Amendment, dated February 2, 2011, to the Second Amended and Restated Credit Agreement Dated January 4, 2008 (filed herewith).

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
                                 (b)  N. Keith McKey, Chief Financial Officer

                        (32)  Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
                                (a)  David H. Hoster II, Chief Executive Officer
                                (b)  N. Keith McKey, Chief Financial Officer

                      (101)  The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business
                                 Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements, tagged as block of text.**

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

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Jackson, Mississippi
February 25, 2011

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

the board of directors and stockholders
eastgroup properties, inc.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Jackson, Mississippi
February 25, 2011

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$1,447,455	1,370,588
Development	73,722	97,594
	1,521,177	1,468,182
Less accumulated depreciation	(403,187)	(354,745)
	1,117,990	1,113,437

Unconsolidated investment	2,740	2,725
Cash	137	1,062
Other assets	62,409	61,294
TOTAL ASSETS	$1,183,276	1,178,518

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$644,424	602,949
Notes payable to banks	91,294	89,156
Accounts payable and accrued expenses	20,969	23,602
Other liabilities	15,083	15,715
Total Liabilities	771,770	731,422

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 26,973,531 shares issued and outstanding at December 31, 2010 and 26,826,100 at December 31, 2009	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	591,106	589,197
Distributions in excess of earnings	(182,253)	(144,363)
Accumulated other comprehensive loss	–	(318)
Total Stockholders’ Equity	408,856	444,519
Noncontrolling interest in joint ventures	2,650	2,577
Total Equity	411,506	447,096
TOTAL LIABILITIES AND EQUITY	$1,183,276	1,178,518

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$173,002	172,273	168,255
Other income	124	81	248
	173,126	172,354	168,503
EXPENSES
Expenses from real estate operations	51,142	50,259	47,259
Depreciation and amortization	58,350	53,953	51,144
General and administrative	10,332	9,071	8,547
	119,824	113,283	106,950
OPERATING INCOME	53,302	59,071	61,553
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	335	320	316
Gain on sales of non-operating real estate	37	31	321
Gain on sales of securities	–	–	435
Other expense	(84)	–	–
Interest income	336	302	293
Interest expense	(35,171)	(32,520)	(30,192)
INCOME FROM CONTINUING OPERATIONS	18,755	27,204	32,726
DISCONTINUED OPERATIONS
Income (loss) from real estate operations	–	(139)	10
Gain on sales of real estate investments	–	29	2,032
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	–	(110)	2,042

NET INCOME	18,755	27,094	34,768
Net income attributable to noncontrolling interest in joint ventures	(430)	(435)	(626)

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.	18,325	26,659	34,142

Dividends on Series D preferred shares	–	–	1,326
Costs on redemption of Series D preferred shares	–	–	682
NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$18,325	26,659	32,134

BASIC PER COMMON SHARE DATA FOR NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.68	1.04	1.23
Income (loss) from discontinued operations	.00	.00	.08
Net income available to common stockholders	$.68	1.04	1.31

Weighted average shares outstanding	26,752	25,590	24,503

DILUTED PER COMMON SHARE DATA FOR NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.68	1.04	1.22
Income (loss) from discontinued operations	.00	.00	.08
Net income available to common stockholders	$.68	1.04	1.30

Weighted average shares outstanding	26,824	25,690	24,653

AMOUNTS AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$18,325	26,769	30,092
Income (loss) from discontinued operations	–	(110)	2,042
Net income available to common stockholders	$18,325	26,659	32,134

See accompanying Notes to Consolidated Financial Statements

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
			Additional	Distributions	Other	Noncontrolling
	Preferred	Common	Paid-In	In Excess	Comprehensive	Interest in
	Stock	Stock	Capital	Of Earnings	Loss	Joint Ventures	Total
	(In thousands, except for share and per share data)

BALANCE, DECEMBER 31, 2007	$32,326	2	467,573	(97,460)	(56)	2,312	404,697
Comprehensive income
Net income	–	–	–	34,142	–	626	34,768
Net unrealized change in fair value of interest rate swap	–	–	–	–	(466)	–	(466)
Total comprehensive income							34,302
Common dividends declared – $2.08 per share	–	–	–	(51,767)	–	–	(51,767)
Preferred dividends declared – $1.0048 per share	–	–	–	(1,326)	–	–	(1,326)
Redemption of 1,320,000 shares of Series D preferred stock	(32,326)	–	–	(682)	–	–	(33,008)
Stock-based compensation, net of forfeitures	–	–	3,176	–	–	–	3,176
Issuance of 1,198,700 shares of common stock, common stock offering, net of expenses	–	1	57,178	–	–	–	57,179
Issuance of 25,720 shares of common stock, options exercised	–	–	526	–	–	–	526
Issuance of 6,627 shares of common stock, dividend reinvestment plan	–	–	281	–	–	–	281
Withheld 7,150 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	–	(282)	–	–	–	(282)
Distributions to noncontrolling interest	–	–	–	–	–	(402)	(402)
BALANCE, DECEMBER 31, 2008	–	3	528,452	(117,093)	(522)	2,536	413,376
Comprehensive income
Net income	–	–	–	26,659	–	435	27,094
Net unrealized change in fair value of interest rate swap	–	–	–	–	204	–	204
Total comprehensive income							27,298
Common dividends declared – $2.08 per share	–	–	–	(53,929)	–	–	(53,929)
Stock-based compensation, net of forfeitures	–	–	2,060	–	–	–	2,060
Issuance of 1,600,000 shares of common stock, common stock offering, net of expenses	–	–	57,553	–	–	–	57,553
Issuance of 57,436 shares of common stock, options exercised	–	–	1,180	–	–	–	1,180
Issuance of 7,938 shares of common stock, dividend reinvestment plan	–	–	268	–	–	–	268
Withheld 8,514 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	–	(316)	–	–	–	(316)
Distributions to noncontrolling interest	–	–	–	–	–	(394)	(394)
BALANCE, DECEMBER 31, 2009	–	3	589,197	(144,363)	(318)	2,577	447,096
Comprehensive income
Net income	–	–	–	18,325	–	430	18,755
Net unrealized change in fair value of interest rate swap	–	–	–	–	318	–	318
Total comprehensive income							19,073
Common dividends declared – $2.08 per share	–	–	–	(56,215)	–	–	(56,215)
Stock-based compensation, net of forfeitures	–	–	2,042	–	–	–	2,042
Issuance of 18,000 shares of common stock, options exercised	–	–	404	–	–	–	404
Issuance of 6,705 shares of common stock, dividend reinvestment plan	–	–	257	–	–	–	257
Withheld 19,668 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	–	(794)	–	–	–	(794)
Distributions to noncontrolling interest	–	–	–	–	–	(357)	(357)
BALANCE, DECEMBER 31, 2010	$–	3	591,106	(182,253)	–	2,650	411,506

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$18,755	27,094	34,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	58,350	53,953	51,144
Depreciation and amortization from discontinued operations	–	51	148
Amortization of mortgage loan premiums	(124)	(122)	(120)
Gain on sales of land and real estate investments	(37)	(60)	(2,353)
Gain on sales of securities	–	–	(435)
Amortization of discount on mortgage loan receivable	(13)	(12)	(117)
Stock-based compensation expense	1,998	1,827	2,265
Equity in earnings of unconsolidated investment, net of distributions	(15)	(60)	(36)
Changes in operating assets and liabilities:
Accrued income and other assets	212	1,258	(814)
Accounts payable, accrued expenses and prepaid rent	(2,268)	(3,345)	3,673
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,858	80,584	88,123

INVESTING ACTIVITIES
Real estate development	(9,145)	(35,057)	(85,441)
Purchases of real estate	(23,906)	(17,725)	(46,282)
Real estate improvements	(23,720)	(14,474)	(15,210)
Proceeds from sales of land and real estate investments	–	908	11,728
Advances on mortgage loans receivable	–	–	(4,994)
Repayments on mortgage loans receivable	37	31	871
Purchases of securities	–	–	(7,534)
Proceeds from sales of securities	–	–	7,969
Changes in accrued development costs	8	(6,462)	(5,894)
Changes in other assets and other liabilities	(6,775)	(7,545)	(7,395)
NET CASH USED IN INVESTING ACTIVITIES	(63,501)	(80,324)	(152,182)

FINANCING ACTIVITIES
Proceeds from bank borrowings	211,041	225,314	331,644
Repayments on bank borrowings	(208,903)	(246,044)	(357,202)
Proceeds from mortgage notes payable	74,000	76,365	137,000
Principal payments on mortgage notes payable	(32,401)	(59,100)	(16,434)
Debt issuance costs	(709)	(492)	(2,372)
Distributions paid to stockholders	(56,294)	(54,316)	(54,174)
Redemption of Series D preferred shares	–	–	(33,008)
Proceeds from common stock offerings	303	57,181	57,179
Proceeds from exercise of stock options	404	1,180	526
Proceeds from dividend reinvestment plan	262	268	281
Other	(1,985)	153	188
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,282)	509	63,628

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(925)	769	(431)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,062	293	724
CASH AND CASH EQUIVALENTS AT END OF YEAR	$137	1,062	293

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,613, $5,856 and $6,946
for 2010, 2009 and 2008, respectively	$34,380	31,297	29,573
Fair value of common stock awards issued to employees and directors, net of forfeitures	5,174	2,444	1,255

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 and 2008

(1)  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2010, 2009 and 2008, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)  Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.  The Company distributed all of its 2010, 2009 and 2008 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2010, 2009 and 2008.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2010	2009	2008
Common Share Distributions:
Ordinary income	$1.4775	1.7534	2.0758
Return of capital	.6025	.3266	–
Unrecaptured Section 1250 long-term capital gain	–	–	.0042
Total Common Distributions	$2.0800	2.0800	2.0800

Series D Preferred Share Distributions:
Ordinary income	$–	–	1.0024
Unrecaptured Section 1250 long-term capital gain	–	–	.0024
Total Preferred D Distributions	$–	–	1.0048

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2006 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2010 and 2009.

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  Discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectability of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2010 and 2009, there was no significant uncertainty of collection; therefore, interest income was recognized, and the discount on mortgage loans receivable was amortized.  In addition, the Company determined that no allowance for collectability of the mortgage loans receivable was necessary.

(d)  Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona and California, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2010 and 2009, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $48,442,000, $45,195,000 and $42,166,000 for 2010, 2009 and 2008, respectively.

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

(g)  Derivative Instruments and Hedging Activities
EastGroup applies ASC 815, Derivatives and Hedging, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows.  On October 1, 2010, EastGroup repaid its $8,770,000 mortgage loan on the Tower Automotive Center.  Until the repayment, the Company had an interest rate swap agreement, which is summarized in Note 6.  The Company’s interest rate swap is reported at fair value (in accordance with the provisions of ASC 820, Fair Value Measurements and Disclosures) and is shown on the Consolidated Balance Sheets under Other Liabilities.  Changes in the fair value of the swap are recognized in other comprehensive income (loss).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)  Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)  Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method.  Amortization of loan costs for continuing operations was $1,056,000, $1,032,000 and $975,000 for 2010, 2009 and 2008, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense for continuing and discontinued operations was $6,703,000, $6,366,000 and $5,882,000 for 2010, 2009 and 2008, respectively.  Amortization expense for in-place lease intangibles is disclosed below in Business Combinations and Acquired Intangibles.

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  Amortization of above and below market leases decreased rental income by $478,000 in 2010 and $11,000 in 2009.  In 2008, amortization of above and below market leases increased rental income by $118,000.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $3,205,000, $2,443,000 and $3,244,000 for 2010, 2009 and 2008, respectively.  Projected amortization of in-place lease intangibles for the next five years as of December 31, 2010 is as follows:

Years Ending December 31,	(In thousands)

2011	$1,735
2012	832
2013	266
2014	134
2015	56

During the first quarter of 2010, EastGroup acquired Commerce Park 2 & 3 in Charlotte and Ocean View Corporate Center in San Diego.  During the second quarter, the Company acquired East University Distribution Center III in Phoenix.  EastGroup purchased these operating properties for a total cost of $23,555,000, of which $19,545,000 was allocated to real estate properties.  The Company allocated $7,914,000 of the total purchase price to land using third party land valuations for the Charlotte, San Diego and Phoenix markets.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,118,000 to in-place lease intangibles, $923,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $31,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the time of acquisition.  During 2010, the Company expensed acquisition-related costs of $72,000 in connection with these acquisitions. These costs are included in General and Administrative Expenses on the Consolidated Statements of Income.

During the second quarter of 2009, the Company acquired one operating property, Arville Distribution Center in Las Vegas.  During the third quarter, EastGroup acquired three operating properties, Interstate Distribution Center V, VI and VII in Dallas, in a single transaction.  The Company purchased these properties for a total cost of $17,725,000, of which $15,957,000 was allocated to real estate properties.  The Company allocated $6,757,000 of the total purchase price to land using third party land valuations for the Las Vegas and Dallas markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $1,207,000 to in-place lease intangibles, $568,000 to above market leases and $7,000 to below market leases.  During 2009, the Company expensed acquisition-related costs of $115,000 in connection with these acquisitions.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no material impairment of goodwill and other intangibles existed at December 31, 2010 and 2009.

(k)  Stock-Based Compensation
The Company has a management incentive plan that was approved by stockholders and adopted in 2004, which authorizes the issuance of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, stock bonuses, and stock.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

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

(l)  Earnings Per Share
Basic earnings per share (EPS) represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o)  New Accounting Pronouncements
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

In 2010, the FASB issued ASU 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which expands existing disclosures about the credit quality of financing receivables and their allowance for credit losses.  ASU 2010-20 became effective for interim and annual reporting periods ended on or after December 15, 2010, and the impact to the Company’s disclosures was not significant due to the level of activity in this area.

(p)  Reclassifications
Certain reclassifications have been made in the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.

(2)  REAL ESTATE OWNED

The Company’s real estate properties at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In thousands)

Real estate properties:
Land	$221,523	208,630
Buildings and building improvements	985,798	944,085
Tenant and other improvements	240,134	217,873
Development	73,722	97,594
	1,521,177	1,468,182
Less accumulated depreciation	(403,187)	(354,745)
	$1,117,990	1,113,437

The Company is currently developing the properties detailed below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on real estate properties for 2010 were $3,613,000 compared to $5,856,000 for 2009 and $6,946,000 for 2008.

Total capital investment for development during 2010 was $9,145,000, which consisted of costs of $6,081,000 and $501,000 as detailed in the development activity table below and costs of $2,563,000 for improvements on developments transferred to Real Estate Properties during the 12-month period following transfer.

		Costs Incurred
	Size	Costs Transferred in 2010(1)	For the Year Ended 12/31/10	Cumulative as of 12/31/10	Estimated Total Costs(2)
DEVELOPMENT	(Unaudited)				(Unaudited)
	(Square feet)	(In thousands)

UNDER CONSTRUCTION
Arion 8 Expansion, San Antonio, TX	20,000	$–	1,356	1,407	1,900
World Houston 31, Houston, TX	44,000	973	82	1,055	4,600
Total Under Construction	64,000	973	1,438	2,462	6,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	–	417	4,900
Tampa, FL	249,000	–	281	4,200	14,600
Orlando, FL	1,584,000	–	2,006	23,032	101,700
Fort Myers, FL	659,000	–	631	16,554	48,100
Dallas, TX	70,000	–	61	702	4,100
El Paso, TX	251,000	–	–	2,444	9,600
Houston, TX	1,020,000	(973)	1,099	15,398	63,500
San Antonio, TX	595,000	–	485	6,632	37,500
Charlotte, NC	95,000	–	80	1,175	7,100
Jackson, MS	28,000	–	–	706	2,000
Total Prospective Development	4,621,000	(973)	4,643	71,260	293,100
	4,685,000	$–	6,081	73,722	299,600

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Costs Incurred
	Size	Costs Transferred in 2010(1)	For the Year Ended 12/31/10	Cumulative as of 12/31/10
	(Unaudited)
	(Square feet)	(In thousands)

DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2010
Beltway Crossing VII, Houston, TX	95,000	$–	6	5,651
Country Club III & IV, Tucson, AZ	138,000	–	57	10,784
Oak Creek IX, Tampa, FL	85,000	–	29	5,180
Blue Heron III, West Palm Beach, FL	20,000	–	62	2,612
World Houston 30, Houston, TX	88,000	–	347	6,227
Total Transferred to Real Estate Properties	426,000	$–	501	30,454	(3)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2) Included in these costs are development obligations of $2.0 million and tenant improvement obligations of $452 thousand on properties under development.
(3) Represents cumulative costs at the date of transfer.

EastGroup did not sell any properties in 2010.  In 2009, one operating property, Butterfield Trail (Building G) in El Paso, was transferred to real estate held for sale and subsequently sold.  In 2008, two operating properties, North Stemmons I in Dallas and Delp Distribution Center III in Memphis, were transferred to real estate held for sale and then disposed of.

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

Real estate properties that are held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under ASC 360, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income.  No interest expense was allocated to the properties that were held for sale or whose operations are included under Discontinued Operations. A summary of gain on sales of real estate for the years ended December 31, 2010, 2009 and 2008 follows:

Gain on Sales of Real Estate
Real Estate Properties	Location	Size	Date Sold	Net Sales Price	Basis	Discount on Note Receivable	Deferred Gain	Recognized Gain
				(In thousands)
2010
Deferred gain recognized from previous sales				$–	–	–	–	37
2009
Butterfield Trail (Building G)	El Paso, TX	62,000 SF	11/20/09	$908	879	–	–	29
Deferred gain recognized from previous sales				–	–	–	–	31
				$908	879	–	–	60
2008
North Stemmons I	Dallas, TX	123,000 SF	05/12/08	$4,633	2,684	–	–	1,949
United Stationers Tampa Building	Tampa, FL	128,000 SF	08/08/08	5,717	5,225	198	–	294
Delp Distribution Center III	Memphis, TN	20,000 SF	08/20/08	589	506	–	–	83
Alamo Ridge residential land	San Antonio, TX	41.0 Acres	09/08/08	762	762	–	–	–
Deferred gain recognized from previous sales				–	–	–	–	27
				$11,701	9,177	198	–	2,353

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2010:

Future Minimum Rental Receipts Under Non-cancelable Leases

Years Ending December 31,	(In thousands)

2011	$125,773
2012	103,191
2013	75,423
2014	54,315
2015	36,697
Thereafter	53,311
Total minimum receipts	$448,710

Ground Leases
As of December 31, 2010, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for continuing and discontinued operations for the years ended December 31, 2010, 2009 and 2008 were $700,000, $732,000 and $717,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum lease payments for these properties by year as of December 31, 2010:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)

2011	$700
2012	700
2013	700
2014	700
2015	700
Thereafter	13,904
Total minimum payments	$17,404
(3)  UNCONSOLIDATED INVESTMENT

In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $2,740,000 at December 31, 2010 and $2,725,000 at December 31, 2009.  At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II.  The $13.3 million loan has a 25-year term and an interest rate of 5.31% through June 30, 2015, when the rate will adjust on an annual basis according to the “A” Moody’s Daily Long-Term Corporate Bond Yield Average.  The lender has the option to call the note on June 30, 2015.  EastGroup’s share of this mortgage was $5,835,000 at December 31, 2010 and $6,001,000 at December 31, 2009.

(4)  MORTGAGE LOANS RECEIVABLE

In connection with the sale of a property in 2008, EastGroup advanced the buyer $4,994,000 in a first mortgage recourse loan.  In September 2008, EastGroup received a principal payment of $844,000.  The mortgage loan has a five-year term and calls for monthly interest payments (interest accruals and payments began January 1, 2009) through the maturity date of August 8, 2013, when a balloon payment for the remaining principal balance of $4,150,000 is due.  At the inception of the loan, EastGroup recognized a discount on the loan of $198,000.  EastGroup recognized amortization of the discount of $13,000 in 2010, $12,000 in 2009, and $117,000 in 2008.  Mortgage loans receivable, net of discount, are included in Other Assets on the Consolidated Balance Sheets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	December 31,
	2010	2009
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$22,274	21,483
Straight-line rent receivable, net of allowance for doubtful accounts	18,694	16,520
Accounts receivable, net of allowance for doubtful accounts	2,460	2,947
Acquired in-place lease intangibles, net of accumulated amortization of $6,443 and $5,568 for 2010 and 2009, respectively	3,046	3,134
Mortgage loans receivable, net of discount of $56 and $69 for 2010 and 2009, respectively	4,131	4,155
Loan costs, net of accumulated amortization	3,358	3,705
Goodwill	990	990
Prepaid expenses and other assets	7,456	8,360
	$62,409	61,294

(6)  NOTES PAYABLE TO BANKS

The Company has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2010, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension on the same terms and conditions at the Company’s request.  At year-end, EastGroup had two letters of credit totaling $2,389,000 associated with this line of credit.  These letters reduce the amount available on the credit facility.  In February 2011, the letter of credit for $2,048,000 was cancelled.  At December 31, 2010, the weighted average interest rate was 1.120% on a balance of $86,000,000.  The Company had an additional $111,611,000 remaining on this line of credit at that date.

The Company also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  Under this facility, the Company’s interest rate as of December 31, 2010, was LIBOR plus 90 basis points with no annual facility fee.  At December 31, 2010, the interest rate was 1.161% on a balance of $5,294,000.  The Company had an additional $19,706,000 remaining on this line of credit at that date.

Average bank borrowings were $122,942,000 in 2010 compared to $107,341,000 in 2009 with weighted average interest rates of 1.42% in 2010 compared to 1.48% in 2009.  Weighted average interest rates (including amortization of loan costs) were 1.68% for 2010 and 1.76% for 2009.  Amortization of bank loan costs was $314,000, $297,000 and $295,000 for 2010, 2009 and 2008, respectively.

The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2010.

EastGroup repaid its $8,770,000 mortgage loan on the Tower Automotive Center on October 1, 2010.  Until the repayment, the Company had an interest rate swap agreement to hedge its exposure to the variable interest rate on this recourse mortgage (See Note 7).  Under the swap agreement, the Company effectively paid a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap was designated as a cash flow hedge and was considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap were recognized in other comprehensive income (loss).  Upon repayment, the $84,000 loss on the extinguishment of the swap was recorded in Other Expense on the Consolidated Statements of Income.  The Company did not hold or issue this type of derivative contract for trading or speculative purposes.  The interest rate swap agreement is summarized as follows:

Type of Hedge	Current Notional Amount	Maturity Date	Reference Rate	Fixed Interest Rate	Effective Interest Rate	Fair Value at 12/31/10	Fair Value at 12/31/09
	(In thousands)					(In thousands)
Swap	$–	Settled on 10/01/10	1 month LIBOR	4.03%	6.03%	$–	$(318)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  MORTGAGE NOTES PAYABLE

A summary of Mortgage Notes Payable follows:

Property	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2010	Balance at December 31,
					2010	2009
				(In thousands)

Tower Automotive Center (recourse) (1)	6.030%	Semiannual	Repaid	$–	–	9,175
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II (2)	7.250%	$325,263	05/01/11	37,653	36,171	37,403
America Plaza, Central Green and World Houston 3-9	7.920%	191,519	05/10/11	23,613	22,993	23,451
University Business Center (120 & 130 Cremona)	6.430%	81,856	05/15/12	8,820	3,006	3,768
University Business Center (125 & 175 Cremona)	7.980%	88,607	06/01/12	12,106	9,119	9,441
Oak Creek Distribution Center IV	5.680%	31,253	06/01/12	5,954	3,676	3,838
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe, and World Houston 12 & 13	6.860%	279,149	09/01/12	37,326	33,304	34,330
Interstate Distribution Center - Jacksonville	5.640%	31,645	01/01/13	6,248	4,367	4,493
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.750%	259,403	09/05/13	39,913	37,283	38,591
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27 (3)	5.750%	414,229	01/05/14	68,526	55,810	57,518
Kyrene Distribution Center I	9.000%	11,246	07/01/14	2,110	412	505
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.680%	175,479	10/10/14	26,448	28,496	28,969
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.500%	536,552	04/05/15	71,911	69,844	74,259
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.980%	256,952	12/05/15	21,058	32,536	33,960
Huntwood and Wiegman Distribution Centers	5.680%	265,275	09/05/16	22,678	33,087	34,351
Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16	5.970%	557,467	11/05/16	58,628	68,626	71,136
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, South 55th Avenue and World Houston 1 & 2, 21 & 23	5.570%	518,885	09/05/17	58,129	65,718	70,100
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington (4)	7.500%	539,747	05/05/19	50,672	64,567	66,137
Blue Heron Distribution Center II	5.390%	16,176	02/29/20	4,838	1,409	1,524
40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII and World Houston 26, 28, 29 & 30	4.390%	463,778	01/05/21	80,753	74,000	–
				$637,384	644,424	602,949

(1)
The Tower Automotive mortgage loan had a variable interest rate based on the one-month LIBOR.  EastGroup had an interest rate swap agreement that fixed the rate at 4.03%.  Interest and related fees resulted in an effective interest rate of 6.03%.  Semiannual principal payments were made on this note; interest was paid monthly. The principal amounts of these payments increased incrementally as the loan approached maturity. (See Note 6)

(2)	This mortgage loan was repaid in full on January 31, 2011.
(3)	This mortgage loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.
(4)	This mortgage loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

The Company’s mortgage notes payable have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2010.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently intends to repay its debt obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments.  Principal payments due during the next five years as of December 31, 2010 are as follows:

Years Ending December 31,	(In thousands)

2011	$80,258
2012	66,640
2013	58,020
2014	94,745
2015	97,923

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2010	2009
	(In thousands)

Property taxes payable	$9,776	12,098
Interest payable	2,625	2,766
Development costs payable	673	665
Dividends payable on nonvested restricted stock	791	870
Other payables and accrued expenses	7,104	7,203
	$20,969	23,602

(9)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	December 31,
	2010	2009
	(In thousands)

Security deposits	$8,299	7,453
Prepaid rent and other deferred income	6,440	7,428
Other liabilities	344	834
	$15,083	15,715

(10)  COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2010:

	Years Ended December 31,
	2010	2009	2008
	Common Shares
Shares outstanding at beginning of year	26,826,100	25,070,401	23,808,768
Common stock offerings	–	1,600,000	1,198,700
Stock options exercised	18,000	57,436	25,720
Dividend reinvestment plan	6,705	7,938	6,627
Incentive restricted stock granted	135,704	92,555	35,222
Incentive restricted stock forfeited	–	(790)	(2,520)
Director common stock awarded	6,690	7,074	5,034
Restricted stock withheld for tax obligations	(19,668)	(8,514)	(7,150)
Shares outstanding at end of year	26,973,531	26,826,100	25,070,401

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

Management Incentive Plan
The Company has a management incentive plan which was approved by the stockholders and adopted in 2004.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  Total shares available for grant were 1,481,850; 1,597,886; and 1,686,723 at December 31, 2010, 2009, and 2008, respectively.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation was $1,801,000, $1,818,000 and $2,931,000 for 2010, 2009 and 2008, respectively, of which $43,000, $233,000 and $866,000 were capitalized as part of the Company’s development costs for the respective years.

Restricted Stock
The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation.  Vesting generally occurs from 2 ½ years to 9 years from the date of grant for awards subject to service only.  Restricted stock is granted to executive officers subject to continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee.  Restricted stock is granted to non-executive officers subject only to continued service.  Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede January 1, 2006.  The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.

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

In March 2010, the Compensation Committee evaluated the Company’s performance compared to a variety of goals for the year ended December 31, 2009.  Based on the evaluation, 37,522 shares were awarded to the Company’s executive officers at a grant date fair value of $36.98 per share.  These shares vested 20% on March 4, 2010, 20% on December 27, 2010, and will vest 20% per year on January 1 in years 2012, 2013 and 2014.  The shares will be expensed on a straight-line basis over the remaining service period.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also in March 2010, the Committee evaluated the Company’s total shareholder return compared to a peer group, NAREIT and absolute returns.  Based on the evaluation, 23,332 shares were awarded to the Company’s executive officers at a grant date fair value of $36.98 per share.  These shares will vest 25% per year on each January 1 in years 2013, 2014, 2015 and 2016.  The shares will be expensed on a straight-line basis over the remaining service period.

The Compensation Committee also awarded 20,000 shares in March 2010 as a retention bonus to each of John F. Coleman, William D. Petsas, and Brent W. Wood, Senior Vice Presidents.  The stock awards vest as follows, provided that the applicable officer remains in the employ of the Company as of such date:  1,400 shares on January 10, 2016; 2,600 shares on January 10, 2017; 4,000 shares on January 10, 2018; 5,400 shares on January 10, 2019; and 6,600 shares on January 10, 2020.  The shares will be expensed on a straight-line basis over the remaining service period.

In May 2010, 14,850 shares were granted to non-executive officers, subject only to continued service as of the vesting date.  These shares vest one-third on January 1 in years 2011, 2012, and 2013.

Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested no later than January 1, 2013.

In the second quarter of 2010, the Company’s Board of Directors approved an equity compensation plan for its executive officers.  The number of shares to be awarded will depend on the Compensation Committee's evaluation of the Company's achievement of a variety of performance goals for the year.  The evaluation is for the year ended December 31, 2010, and any shares issued upon attainment of these goals will be determined by the Compensation Committee in the first quarter of 2011.  The number of shares to be issued will range from zero to 53,686.  These shares will vest 20% on the date shares are determined and awarded and 20% per year on January 1 for the subsequent four years.

Also in the second quarter of 2010, EastGroup’s Board of Directors approved an equity compensation plan for the Company’s executive officers based on EastGroup’s absolute and relative total stockholder return for the period ended December 31, 2010.  Any shares issued pursuant to this equity compensation plan will be issued after that date.  The number of shares to be issued could range from zero to 53,686.  These shares will vest 25% per year on January 1 in years 2014, 2015, 2016 and 2017.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2010, there was $4,847,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 5.4 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2010, 2009 and 2008.  Of the shares that vested in 2010, 2009 and 2008, 19,668 shares, 8,514 shares and 7,150 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As shown in the table below, the fair value of shares that were granted during 2010, 2009 and 2008 was $5,002,000, $3,116,000 and $1,720,000, respectively.  As of the vesting date, the fair value of shares that vested during 2010, 2009 and 2008 was $3,591,000, $1,971,000 and $3,343,000, respectively.

	Years Ended December 31,
Restricted Stock Activity:	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	124,080	$36.93	87,685	$36.95	144,089	$31.65
Granted (1)	135,704	36.86	92,555	33.66	35,222	48.83
Forfeited	–	–	(790)	23.67	(2,520)	26.51
Vested	(89,209)	38.05	(55,370)	31.68	(89,106)	33.37
Nonvested at end of year	170,575	36.29	124,080	36.93	87,685	36.95

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a vesting schedule of the total nonvested shares as of December 31, 2010:

Nonvested Shares Vesting Schedule	Number of Shares
2011	4,955
2012	40,862
2013	48,191
2014	8,671
2015	3,948
2016	8,148
2017	7,800
2018	12,000
2019	16,200
2020	19,800
Total Nonvested Shares	170,575

Employee Stock Options
The Company has not granted stock options to employees since 2002.  Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested.  The intrinsic value realized by employees from the exercise of options during 2010, 2009 and 2008 was $74,000, $539,000 and $585,000, respectively.  There were no employee stock options granted, forfeited, or expired during the years presented.  Following is a summary of the total employee stock options exercised with related weighted average exercise share prices for 2010, 2009 and 2008.

	Years Ended December 31,
Stock Option Activity:	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,750	$21.80	55,436	$20.51	76,656	$20.49
Exercised	(4,500)	21.61	(50,686)	20.39	(21,220)	20.43
Outstanding at end of year	250	25.30	4,750	21.80	55,436	20.51

Exercisable at end of year	250	$25.30	4,750	$21.80	55,436	$20.51

Employee outstanding stock options at December 31, 2010, all exercisable:
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$25.30	250	1.3 years	$25.30	$4,000

Directors Equity Plan
The Company has a directors equity plan that was approved by stockholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan replaced prior plans under which directors were granted stock option awards.  Outstanding grants under prior plans will be fulfilled under those plans.

Directors were issued 6,690 shares, 7,074 shares and 5,034 shares of common stock for 2010, 2009 and 2008, respectively.  There were 23,071 shares available for grant under the 2005 Plan at December 31, 2010.

Stock-based compensation expense for directors was $240,000, $242,000 and $200,000 for 2010, 2009 and 2008, respectively.  The intrinsic value realized by directors from the exercise of options was $208,000, $83,000 and $120,000 for 2010, 2009 and 2008, respectively.

There were no director stock options granted or expired during the years presented below.  Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2010, 2009 and 2008.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Stock Option Activity:	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	31,500	$23.65	38,250	$23.29	42,750	$23.01
Exercised	(13,500)	22.74	(6,750)	21.64	(4,500)	20.63
Outstanding at end of year	18,000	24.33	31,500	23.65	38,250	23.29

Exercisable at end of year	18,000	$24.33	31,500	$23.65	38,250	$23.29

Director outstanding stock options at December 31, 2010, all exercisable:
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$21.40 - 26.60	18,000	1.5 years	$24.33	$324,000

(12)  REDEMPTION OF SERIES D PREFERRED SHARES

On July 2, 2008, EastGroup redeemed all 1,320,000 shares of its 7.95% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share ($33,000,000) plus accrued and unpaid dividends of $.011 per share for the period from July 1, 2008, through and including the redemption date, for an aggregated redemption price of $25.011 per Series D Preferred Share.  Original issuance costs of $674,000 and additional redemption costs of $8,000 were charged against net income available to EastGroup Properties, Inc. common stockholders in conjunction with the redemption of these shares.  The Company declared dividends of $1.0048 per Series D Preferred share for 2008.

(13)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of accumulated other comprehensive income (loss) for 2010, 2009 and 2008 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 6 for additional information on the Company’s interest rate swap.

	2010	2009	2008
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$(318)	(522)	(56)
Change in fair value of interest rate swap	318	204	(466)
Balance at end of year	$–	(318)	(522)

(14)  EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic EPS and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators
	2010	2009	2008
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income available to common stockholders	$18,325	26,659	32,134
Denominator – weighted average shares outstanding	26,752	25,590	24,503
DILUTED EPS COMPUTATION FOR NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income available to common stockholders	$18,325	26,659	32,134
Denominator:
Weighted average shares outstanding	26,752	25,590	24,503
Common stock options	11	19	54
Nonvested restricted stock	61	81	96
Total Shares	26,824	25,690	24,653

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2010 Quarter Ended				2009 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$44,635	43,765	43,316	42,118	43,538	43,189	43,349	42,931
Expenses	(39,629)	(39,187)	(39,190)	(37,073)	(35,659)	(35,925)	(37,067)	(37,152)
Income from continuing operations	5,006	4,578	4,126	5,045	7,879	7,264	6,282	5,779
Income (loss) from discontinued operations	–	–	–	–	(38)	(38)	(38)	4
Net income	5,006	4,578	4,126	5,045	7,841	7,226	6,244	5,783
Net income attributable to noncontrolling interest in joint ventures	(103)	(101)	(103)	(123)	(163)	(70)	(97)	(105)
Net income available to EastGroup Properties, Inc. common stockholders	$4,903	4,477	4,023	4,922	7,678	7,156	6,147	5,678
BASIC PER SHARE DATA FOR NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income available to common stockholders	$.18	.17	.15	.18	.31	.28	.24	.22
Weighted average shares outstanding	26,735	26,748	26,758	26,769	24,999	25,326	25,811	26,208
DILUTED PER SHARE DATA FOR NET INCOME AVAILABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income available to common stockholders	$.18	.17	.15	.18	.31	.28	.24	.22
Weighted average shares outstanding	26,794	26,815	26,828	26,864	25,070	25,413	25,916	26,327

(1)
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

(16)  DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $381,000, $396,000 and $467,000 for 2010, 2009 and 2008, respectively.

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

The Company’s interest rate swap, as discussed in Note 6, is reported at fair value and is shown on the Consolidated Balance Sheets under Other Liabilities.  The swap was settled on October 1, 2010, with the repayment of the Company’s $8,770,000 mortgage loan on the Tower Automotive Center.  Until the repayment, the fair value of the interest rate swap was determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This market information is considered a Level 2 input as defined by ASC 820.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2010 and 2009.

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$137	137	1,062	1,062
Mortgage loans receivable, net of discount	4,131	4,199	4,155	4,289
Financial Liabilities
Mortgage notes payable	644,424	671,527	602,949	610,252
Notes payable to banks	91,294	89,818	89,156	84,627

Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents:  The carrying amounts approximate fair value due to the short maturity of those instruments.
Mortgage loans receivable, net of discount (included in Other Assets on the Consolidated Balance Sheets):  The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (Level 2 input).
Mortgage notes payable: The fair value of the Company’s mortgage notes payable is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input).
Notes payable to banks: The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates (Level 2 input).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 25, 2011, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in the 2010 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Jackson, Mississippi
February 25, 2011

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010 (In thousands, except footnotes)

		Initial Cost to the Company			Gross Amount at which Carried at Close of Period
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation Dec. 31, 2010	Year Acquired	Year Constructed
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$-	843	3,567	3,218	843	6,785	7,628	4,022	1993	1981/86/97
Jetport Commerce Park	-	1,575	6,591	3,503	1,575	10,094	11,669	5,626	1993-99	1974-85
Westport Commerce Center	-	980	3,800	2,257	980	6,057	7,037	3,343	1994	1983/87
Benjamin Distribution Center I & II	-	843	3,963	936	883	4,859	5,742	2,439	1997	1996
Benjamin Distribution Center III	-	407	1,503	411	407	1,914	2,321	1,222	1999	1988
Palm River Center	-	1,190	4,625	1,533	1,190	6,158	7,348	3,129	1997/98	1990/97/98
Palm River North I & III (k)	5,315	1,005	4,688	2,109	1,005	6,797	7,802	2,764	1998	2000
Palm River North II (k)	4,878	634	4,418	339	634	4,757	5,391	2,201	1997/98	1999
Palm River South I	-	655	3,187	352	655	3,539	4,194	1,121	2000	2005
Palm River South II	-	655	-	4,264	655	4,264	4,919	1,357	2000	2006
Walden Distribution Center I	-	337	3,318	329	337	3,647	3,984	1,412	1997/98	2001
Walden Distribution Center II	-	465	3,738	571	465	4,309	4,774	1,852	1998	1998
Oak Creek Distribution Center I	-	1,109	6,126	452	1,109	6,578	7,687	2,307	1998	1998
Oak Creek Distribution Center II	-	647	3,603	570	647	4,173	4,820	1,331	2003	2001
Oak Creek Distribution Center III	-	439	-	3,151	556	3,034	3,590	598	2005	2007
Oak Creek Distribution Center IV	3,676	805	6,472	(2)	805	6,470	7,275	1,321	2005	2001
Oak Creek Distribution Center V	-	724	-	5,683	916	5,491	6,407	832	2005	2007
Oak Creek Distribution Center VI	-	642	-	5,024	812	4,854	5,666	416	2005	2008
Oak Creek Distribution Center IX	-	618	-	4,728	781	4,565	5,346	112	2005	2009
Oak Creek Distribution Center A	-	185	-	1,428	185	1,428	1,613	83	2005	2008
Oak Creek Distribution Center B	-	227	-	1,485	227	1,485	1,712	106	2005	2008
Airport Commerce Center	-	1,257	4,012	745	1,257	4,757	6,014	1,840	1998	1998
Westlake Distribution Center (k)	6,771	1,333	6,998	1,215	1,333	8,213	9,546	3,590	1998	1998/99
Expressway Commerce Center I	-	915	5,346	719	915	6,065	6,980	1,762	2002	2004
Expressway Commerce Center II	-	1,013	3,247	301	1,013	3,548	4,561	1,209	2003	2001
Orlando
Chancellor Center	-	291	1,711	147	291	1,858	2,149	837	1996/97	1996/97
Exchange Distribution Center I	-	603	2,414	1,638	603	4,052	4,655	2,450	1994	1975
Exchange Distribution Center II	-	300	945	79	300	1,024	1,324	443	2002	1976
Exchange Distribution Center III	-	320	997	315	320	1,312	1,632	438	2002	1980
Sunbelt Distribution Center (j)	7,067	1,474	5,745	4,916	1,474	10,661	12,135	5,746	1989/97/98	1974/87/97/98
John Young Commerce Center I	-	497	2,444	639	497	3,083	3,580	1,303	1997/98	1997/98
John Young Commerce Center II	-	512	3,613	145	512	3,758	4,270	1,820	1998	1999
Altamonte Commerce Center I	-	1,518	2,661	1,783	1,518	4,444	5,962	2,327	1999	1980/82
Altamonte Commerce Center II	-	745	2,618	783	745	3,401	4,146	1,180	2003	1975
Sunport Center I	-	555	1,977	610	555	2,587	3,142	1,038	1999	1999
Sunport Center II	-	597	3,271	1,323	597	4,594	5,191	2,520	1999	2001
Sunport Center III	-	642	3,121	452	642	3,573	4,215	1,457	1999	2002
Sunport Center IV	-	642	2,917	670	642	3,587	4,229	1,111	1999	2004
Sunport Center V	-	750	2,509	1,888	750	4,397	5,147	1,661	1999	2005
Sunport Center VI	-	672	-	3,337	672	3,337	4,009	704	1999	2006
Southridge I	-	373	-	4,453	373	4,453	4,826	1,618	2003	2006
Southridge II	-	342	-	4,284	342	4,284	4,626	1,114	2003	2007
Southridge III	-	547	-	5,249	547	5,249	5,796	697	2003	2007
Southridge IV	-	506	-	4,433	506	4,433	4,939	856	2003	2006
Southridge V	-	382	-	4,169	382	4,169	4,551	1,102	2003	2006
Southridge VI	-	571	-	4,759	571	4,759	5,330	668	2003	2007
Southridge VII	-	520	-	6,152	520	6,152	6,672	776	2003	2008
Southridge VIII	-	531	-	6,248	531	6,248	6,779	405	2003	2008
Southridge XII (p)	14,008	2,025	-	16,816	2,025	16,816	18,841	1,323	2005	2008

Jacksonville
Deerwood Distribution Center	-	1,147	1,799	1,472	1,147	3,271	4,418	1,746	1989	1978
Phillips Distribution Center	-	1,375	2,961	3,678	1,375	6,639	8,014	3,591	1994	1984/95
Lake Pointe Business Park (l)	15,064	3,442	6,450	5,669	3,442	12,119	15,561	7,030	1993	1986/87
Ellis Distribution Center	-	540	7,513	925	540	8,438	8,978	3,090	1997	1977
Westside Distribution Center	-	1,170	12,400	4,032	1,170	16,432	17,602	7,060	1997	1984
12th Street Distribution Center	-	841	2,974	1,368	841	4,342	5,183	310	2008	1985
Beach Commerce Center	-	476	1,899	559	476	2,458	2,934	921	2000	2000
Interstate Distribution Center	4,367	1,879	5,700	830	1,879	6,530	8,409	2,161	2005	1990
Fort Lauderdale/Palm Beach area
Linpro Commerce Center	-	613	2,243	1,462	616	3,702	4,318	2,232	1996	1986
Cypress Creek Business Park	-	-	2,465	1,422	-	3,887	3,887	1,972	1997	1986
Lockhart Distribution Center	-	-	3,489	2,228	-	5,717	5,717	2,684	1997	1986
Interstate Commerce Center	-	485	2,652	624	485	3,276	3,761	1,586	1998	1988
Executive Airport Commerce Ctr (q)	9,768	1,991	4,857	4,836	1,991	9,693	11,684	2,679	2001	2004/06
Sample 95 Business Park	-	2,202	8,785	2,298	2,202	11,083	13,285	5,196	1996/98	1990/99
Blue Heron Distribution Center	-	975	3,626	1,629	975	5,255	6,230	2,315	1999	1986
Blue Heron Distribution Center II	1,409	1,385	4,222	804	1,385	5,026	6,411	1,573	2004	1988
Blue Heron III	-	450	-	2,402	450	2,402	2,852	61	2004	2009
Fort Myers
SunCoast I	-	911	-	4,660	928	4,643	5,571	580	2005	2008
SunCoast II	-	911	-	4,731	928	4,714	5,642	784	2005	2007
SunCoast III	-	1,720	-	5,502	1,763	5,459	7,222	219	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center (m)	12,441	2,197	8,788	1,623	2,308	10,300	12,608	3,919	1996	1986/87
Huntwood Distribution Center (m)	20,646	3,842	15,368	1,717	3,842	17,085	20,927	6,938	1996	1988
San Clemente Distribution Center	-	893	2,004	845	893	2,849	3,742	898	1997	1978
Yosemite Distribution Center	-	259	7,058	992	259	8,050	8,309	3,052	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	2,987	643	2,573	263	643	2,836	3,479	1,001	1996	1980
Dominguez Distribution Center (e)	9,618	2,006	8,025	1,170	2,006	9,195	11,201	4,109	1996	1977
Main Street Distribution Center (i)	3,621	1,606	4,103	569	1,606	4,672	6,278	1,940	1999	1999
Walnut Business Center (e)	7,481	2,885	5,274	553	2,885	5,827	8,712	2,454	1996	1966/90
Washington Distribution Center (e)	6,104	1,636	4,900	572	1,636	5,472	7,108	2,115	1997	1996/97
Chino Distribution Center (f)	11,921	2,544	10,175	1,394	2,544	11,569	14,113	4,413	1998	1980
Industry Distribution Center I (e)	20,582	10,230	12,373	1,365	10,230	13,738	23,968	5,373	1998	1959
Industry Distribution Center III (e)	2,403	-	3,012	(214)	-	2,798	2,798	2,798	2007	1992
Chestnut Business Center (i)	3,054	1,674	3,465	156	1,674	3,621	5,295	1,272	1998	1999
Los Angeles Corporate Center	-	1,363	5,453	2,011	1,363	7,464	8,827	3,460	1996	1986
Santa Barbara
University Business Center	12,125	5,517	22,067	4,126	5,520	26,190	31,710	10,784	1996	1987/88
Castilian Research Center	-	2,719	1,410	4,834	2,719	6,244	8,963	606	2005	2007
Fresno
Shaw Commerce Center (e)	15,392	2,465	11,627	3,832	2,465	15,459	17,924	6,668	1998	1978/81/87
San Diego
Eastlake Distribution Center (o)	8,736	3,046	6,888	1,485	3,046	8,373	11,419	3,509	1997	1989
Ocean View Corporate Center (q)	11,470	6,577	7,105	24	6,577	7,129	13,706	454	2010	2005
TEXAS
Dallas
Interstate Distribution Center I & II (h)	4,248	1,746	4,941	1,879	1,746	6,820	8,566	4,534	1988	1978
Interstate Distribution Center III (h)	1,590	519	2,008	680	519	2,688	3,207	1,210	2000	1979
Interstate Distribution Center IV	-	416	2,481	234	416	2,715	3,131	826	2004	2002
Interstate Distribution Center V, VI, & VII	-	1,824	4,106	503	1,824	4,609	6,433	753	2009	1979/80/81
Venture Warehouses (h)	3,449	1,452	3,762	1,740	1,452	5,502	6,954	3,496	1988	1979
Stemmons Circle (h)	1,420	363	2,014	483	363	2,497	2,860	1,245	1998	1977

Ambassador Row Warehouses	-	1,156	4,625	1,589	1,156	6,214	7,370	3,484	1998	1958/65
North Stemmons II	-	150	583	190	150	773	923	304	2002	1971
North Stemmons III	-	380	2,066	2	380	2,068	2,448	254	2007	1974
Shady Trail Distribution Center (k)	3,019	635	3,621	670	635	4,291	4,926	1,103	2003	1998
Houston
Northwest Point Business Park (j)	5,798	1,243	5,640	3,072	1,243	8,712	9,955	4,874	1994	1984/85
Lockwood Distribution Center (j)	4,746	749	5,444	1,957	749	7,401	8,150	2,952	1997	1968/69
West Loop Distribution Center (h)	3,581	905	4,383	1,933	905	6,316	7,221	2,980	1997/2000	1980
World Houston Int'l Business Ctr 1 & 2 (f)	6,443	660	5,893	1,075	660	6,968	7,628	3,251	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	4,633	1,025	6,413	418	1,025	6,831	7,856	3,072	1998	1998
World Houston Int'l Business Ctr 6 (g)	2,098	425	2,423	483	425	2,906	3,331	1,183	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	5,333	680	4,584	3,442	680	8,026	8,706	3,532	1998	1998
World Houston Int'l Business Ctr 9 (g)	4,634	800	4,355	1,460	800	5,815	6,615	1,786	1998	1998
World Houston Int'l Business Ctr 10 (j)	3,495	933	4,779	289	933	5,068	6,001	1,545	2001	1999
World Houston Int'l Business Ctr 11 (j)	3,207	638	3,764	1,104	638	4,868	5,506	1,658	1999	1999
World Houston Int'l Business Ctr 12 (i)	1,705	340	2,419	198	340	2,617	2,957	1,095	2000	2002
World Houston Int'l Business Ctr 13 (i)	1,813	282	2,569	293	282	2,862	3,144	1,502	2000	2002
World Houston Int'l Business Ctr 14 (j)	2,238	722	2,629	493	722	3,122	3,844	1,249	2000	2003
World Houston Int'l Business Ctr 15 (o)	4,904	731	-	5,680	731	5,680	6,411	1,569	2000	2007
World Houston Int'l Business Ctr 16 (n)	4,629	519	4,248	802	519	5,050	5,569	1,484	2000	2005
World Houston Int'l Business Ctr 17 (k)	2,638	373	1,945	785	373	2,730	3,103	654	2000	2004
World Houston Int'l Business Ctr 18	-	323	1,512	29	323	1,541	1,864	446	2005	1995
World Houston Int'l Business Ctr 19 (l)	3,351	373	2,256	834	373	3,090	3,463	1,367	2000	2004
World Houston Int'l Business Ctr 20 (l)	3,960	1,008	1,948	1,136	1,008	3,084	4,092	1,238	2000	2004
World Houston Int'l Business Ctr 21 (f)	3,303	436	-	3,474	436	3,474	3,910	549	2000/03	2006
World Houston Int'l Business Ctr 22 (o)	3,554	436	-	4,210	436	4,210	4,646	719	2000	2007
World Houston Int'l Business Ctr 23 (f)	6,703	910	-	7,026	910	7,026	7,936	1,043	2000	2007
World Houston Int'l Business Ctr 24 (p)	4,632	837	-	5,406	837	5,406	6,243	814	2005	2008
World Houston Int'l Business Ctr 25 (p)	3,070	508	-	3,620	508	3,620	4,128	382	2005	2008
World Houston Int'l Business Ctr 26 (q)	2,960	445	-	3,146	445	3,146	3,591	264	2005	2008
World Houston Int'l Business Ctr 27 (p)	4,297	837	-	4,964	837	4,964	5,801	405	2005	2008
World Houston Int'l Business Ctr 28 (q)	3,848	550	-	4,043	550	4,043	4,593	282	2005	2009
World Houston Int'l Business Ctr 29 (q)	4,070	782	-	4,130	974	3,938	4,912	242	2007	2009
World Houston Int'l Business Ctr 30 (q)	5,328	981	-	5,446	1,222	5,205	6,427	248	2007	2009
America Plaza (g)	3,322	662	4,660	653	662	5,313	5,975	2,320	1998	1996
Central Green Distribution Center (g)	2,973	566	4,031	122	566	4,153	4,719	1,696	1999	1998
Glenmont Business Park (h)	4,661	936	6,161	2,300	936	8,461	9,397	3,260	1998	1999/2000
Techway Southwest I (j)	3,703	729	3,765	1,864	729	5,629	6,358	2,094	2000	2001
Techway Southwest II (l)	4,431	550	3,689	338	550	4,027	4,577	1,351	2000	2004
Techway Southwest III (o)	4,652	597	-	5,484	751	5,330	6,081	1,197	1999	2006
Techway Southwest IV (q)	5,180	535	-	5,639	674	5,500	6,174	442	1999	2008
Beltway Crossing I (j)	4,293	458	5,712	1,202	458	6,914	7,372	2,499	2002	2001
Beltway Crossing II (o)	2,421	415	-	2,750	415	2,750	3,165	511	2005	2007
Beltway Crossing III (o)	2,651	460	-	3,005	460	3,005	3,465	556	2005	2008
Beltway Crossing IV (o)	2,635	460	-	2,985	460	2,985	3,445	654	2005	2008
Beltway Crossing V (q)	4,514	701	-	4,712	701	4,712	5,413	584	2005	2008
Beltway Crossing VI	-	618	-	5,811	618	5,811	6,429	349	2005	2008
Beltway Crossing VII	-	765	-	5,594	765	5,594	6,359	282	2005	2009
Kirby Business Center (k)	2,962	530	3,153	321	530	3,474	4,004	821	2004	1980
Clay Campbell Distribution Center	-	742	2,998	370	742	3,368	4,110	1,049	2005	1982
El Paso
Butterfield Trail (h)	12,751	-	20,725	4,986	-	25,711	25,711	12,791	1997/2000	1987/95
Rojas Commerce Park (h)	3,455	900	3,659	2,407	900	6,066	6,966	3,713	1999	1986
Americas Ten Business Center I (k)	2,913	526	2,778	1,107	526	3,885	4,411	1,602	2001	2003

San Antonio
Alamo Downs Distribution Center (n)	7,051	1,342	6,338	803	1,342	7,141	8,483	2,641	2004	1986/2002
Arion Business Park (n)	32,155	4,143	31,432	3,112	4,143	34,544	38,687	10,257	2005	1988-2000/06
Arion 14 (n)	3,078	423	-	3,280	423	3,280	3,703	629	2005	2006
Arion 16 (f)	3,304	427	-	3,485	427	3,485	3,912	453	2005	2007
Arion 17 (n)	3,607	616	-	3,724	616	3,724	4,340	764	2005	2007
Arion 18	-	418	-	2,316	418	2,316	2,734	383	2005	2008
Wetmore Business Center (o)	11,198	1,494	10,804	2,340	1,494	13,144	14,638	3,791	2005	1998/99
Wetmore Phase II, Building A (q)	2,960	412	-	3,134	412	3,134	3,546	495	2006	2008
Wetmore Phase II, Building B (q)	3,404	505	-	3,548	505	3,548	4,053	333	2006	2008
Wetmore Phase II, Building C (q)	3,108	546	-	3,180	546	3,180	3,726	207	2006	2008
Wetmore Phase II, Building D (q)	6,956	1,056	-	7,291	1,056	7,291	8,347	654	2006	2008
Fairgrounds Business Park (o)	8,504	1,644	8,209	1,263	1,644	9,472	11,116	1,903	2007	1985/86
ARIZONA
Phoenix area
Broadway Industrial Park I (i)	2,844	837	3,349	746	837	4,095	4,932	1,880	1996	1971
Broadway Industrial Park II	-	455	482	161	455	643	1,098	331	1999	1971
Broadway Industrial Park III (i)	1,565	775	1,742	197	775	1,939	2,714	875	2000	1983
Broadway Industrial Park IV (i)	1,621	380	1,652	778	380	2,430	2,810	880	2000	1986
Broadway Industrial Park V (j)	902	353	1,090	106	353	1,196	1,549	484	2002	1980
Broadway Industrial Park VI (f)	2,414	599	1,855	404	599	2,259	2,858	928	2002	1979
Kyrene Distribution Center	412	850	2,044	430	850	2,474	3,324	1,214	1999	1981
Kyrene Distribution Center II	-	640	2,409	683	640	3,092	3,732	1,348	1999	2001
Southpark Distribution Center (i)	2,438	918	2,738	570	918	3,308	4,226	1,082	2001	2000
Santan 10 Distribution Center I (n)	3,102	846	2,647	239	846	2,886	3,732	993	2001	2005
Santan 10 Distribution Center II (f)	5,083	1,088	-	4,929	1,088	4,929	6,017	873	2004	2007
Metro Business Park	-	1,927	7,708	5,134	1,927	12,842	14,769	6,162	1996	1977/79
35th Avenue Distribution Center (j)	1,834	418	2,381	350	418	2,731	3,149	1,005	1997	1967
Estrella Distribution Center	-	628	4,694	1,040	628	5,734	6,362	1,940	1998	1988
51st Avenue Distribution Center (i)	1,772	300	2,029	743	300	2,772	3,072	1,121	1998	1987
East University Distribution Center I and II (f)	5,167	1,120	4,482	515	1,120	4,997	6,117	2,288	1998	1987/89
East University Distribution Center III	-	444	698	18	444	716	1,160	19	2010	1981
55th Avenue Distribution Center (f)	4,515	912	3,717	717	917	4,429	5,346	1,975	1998	1987
Interstate Commons Dist Ctr I	-	798	3,632	820	798	4,452	5,250	1,775	1999	1988
Interstate Commons Dist Ctr II	-	320	2,448	344	320	2,792	3,112	981	1999	2000
Interstate Commons Dist Ctr III	-	242	-	2,882	242	2,882	3,124	339	2000	2008
Airport Commons	-	1,000	1,510	774	1,000	2,284	3,284	747	2003	1971
40th Avenue Distribution Center (q)	5,624	703	-	6,028	703	6,028	6,731	510	2004	2008
Sky Harbor Business Park	-	5,839	-	19,956	5,839	19,956	25,795	1,011	2006	2008
Tucson
Country Club I (l)	5,730	506	3,564	1,849	693	5,226	5,919	1,568	1997/2003	1994/2003
Country Club II	-	442	3,381	36	442	3,417	3,859	465	2007	2000
Country Club III & IV	-	1,407	-	10,522	1,575	10,354	11,929	425	2007	2009
Airport Distribution Center (i)	4,233	1,103	4,672	1,564	1,103	6,236	7,339	2,603	1998	1995
Southpointe Distribution Center (i)	3,998	-	3,982	2,950	-	6,932	6,932	2,740	1999	1989
Benan Distribution Center	-	707	1,842	567	707	2,409	3,116	879	2005	2001
NORTH CAROLINA
Charlotte
NorthPark Business Park (f)	16,865	2,758	15,932	1,276	2,758	17,208	19,966	3,901	2006	1987-89
Lindbergh Business Park	-	470	3,401	244	470	3,645	4,115	737	2007	2001/03
Commerce Park I (o)	4,338	765	4,303	603	765	4,906	5,671	846	2007	1983
Commerce Park II	-	335	1,603	93	335	1,696	2,031	96	2010	1987
Commerce Park III	-	558	2,225	95	558	2,320	2,878	153	2010	1981
Nations Ford Business Park (o)	16,251	3,924	16,171	1,147	3,924	17,318	21,242	4,133	2007	1989/94

Airport Commerce Center (p)	9,097	1,454	10,136	650	1,454	10,786	12,240	1,240	2008	2001/02
Interchange Park (p)	6,697	986	7,949	71	986	8,020	9,006	924	2008	1989
Ridge Creek Distribution Center (p)	10,995	1,284	13,163	371	1,284	13,534	14,818	1,246	2008	2006
Waterford Distribution Center (p)	3,014	654	3,392	12	654	3,404	4,058	275	2008	2000
LOUISIANA
New Orleans
Elmwood Business Park	-	2,861	6,337	3,082	2,861	9,419	12,280	5,450	1997	1979
Riverbend Business Park	-	2,592	17,623	2,604	2,592	20,227	22,819	8,977	1997	1984
COLORADO
Denver
Rampart Distribution Center I (n)	5,189	1,023	3,861	1,359	1,023	5,220	6,243	2,878	1988	1987
Rampart Distribution Center II (n)	3,411	230	2,977	897	230	3,874	4,104	2,185	1996/97	1996/97
Rampart Distribution Center III (n)	5,235	1,098	3,884	1,316	1,098	5,200	6,298	2,107	1997/98	1999
Concord Distribution Center	-	1,051	4,773	373	1,051	5,146	6,197	875	2007	2000
Centennial Park (q)	4,810	750	3,319	1,697	750	5,016	5,766	522	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	-	4,933	5,094	102	4,933	5,196	10,129	643	2009	1997
MISSISSIPPI
Interchange Business Park (i)	4,235	343	5,007	1,993	343	7,000	7,343	3,428	1997	1981
Tower Automotive	-	-	9,958	1,190	17	11,131	11,148	2,865	2001	2002
Metro Airport Commerce Center I	-	303	1,479	955	303	2,434	2,737	1,022	2001	2003
TENNESSEE
Memphis
Air Park Distribution Center I	-	250	1,916	840	250	2,756	3,006	1,109	1998	1975
OKLAHOMA
Oklahoma City
Northpointe Commerce Center	-	777	3,113	734	998	3,626	4,624	1,370	1998	1996/97
Tulsa
Braniff Park West	-	1,066	4,641	2,897	1,066	7,538	8,604	3,747	1996	1974
	641,834	219,323	770,378	457,754	221,523	1,225,932	1,447,455	403,187
Industrial Development (d):
FLORIDA
Oak Creek land	-	1,946	-	2,254	2,374	1,826	4,200	-	2005	n/a
Southridge land	-	1,395	-	4,225	1,395	4,225	5,620	-	2003	n/a
Sand Lake land	-	14,072	-	3,340	14,036	3,376	17,412	-	2008/09	n/a
SunCoast land	-	10,926	-	5,628	11,106	5,448	16,554	-	2006	n/a
TEXAS
North Stemmons land (i)	405	537	-	165	537	165	702	-	2001	n/a
World Houston Int'l Business Ctr 31	-	684	-	371	684	371	1,055	-	2008	n/a
World Houston Int'l Business Ctr land	-	2,952	-	1,810	2,952	1,810	4,762	-	2000/05/06/08	n/a
Beltway Crossing land	-	721	-	525	721	525	1,246	-	2005	n/a
Beltway Crossing Phase II land	-	1,841	-	865	1,841	865	2,706	-	2007	n/a
Lee Road land	-	4,214	-	2,470	5,249	1,435	6,684	-	2007	n/a
Americas Ten Business Center II & III land	-	1,365	-	1,079	1,365	1,079	2,444	-	2001	n/a
Arion 8 expansion (n)	1,169	-	-	1,407	-	1,407	1,407	-	2005	n/a
Alamo Ridge land	-	2,288	-	1,398	2,288	1,398	3,686	-	2007	n/a
Thousand Oaks land	-	2,173	-	773	2,173	773	2,946	-	2008	n/a
ARIZONA
Airport Distribution Center II land	-	300	-	117	300	117	417	-	2000	n/a

NORTH CAROLINA
Airport Commerce Center III land	-	855	-	320	855	320	1,175	-	2008	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	-	307	-	399	307	399	706	-	2001	n/a
	1,574	46,576	-	27,146	48,183	25,539	73,722	-

Letter of credit collateralizing mortgage (h)	1,016

Total real estate owned (a)(b)	$644,424	265,899	770,378	484,900	269,706	1,251,471	1,521,177	403,187

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)      Changes in Real Estate Properties follow:

Years Ended December 31,
2010	2009	2008
                                                                                                    (In thousands)

Balance at beginning of year	$1,468,182	1,402,636	1,267,929
Purchase of real estate properties	19,897	15,957	44,030
Development of real estate properties	9,145	35,057	85,441
Improvements to real estate properties	23,953	16,212	15,210
Carrying amount of investments sold	–	(1,680)	(10,385)
Write-off of improvements	–	–	411
Balance at end of year (1)	$1,521,177	1,468,182	1,402,636

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $1,793,000 at December 31, 2010 and $1,791,000 at December 31, 2009 and in University Business Center of $6,342,000 and $6,302,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

Years Ended December 31,
2010	2009	2008
                                                                                                                                                                                                       (In thousands)

Balance at beginning of year	$354,745	310,351	269,132
Depreciation expense	48,442	45,195	42,166
Accumulated depreciation on assets sold	–	(801)	(1,358)
Other	–	–	411
Balance at end of year	$403,187	354,745	310,351

(b)      The estimated aggregate cost of real estate properties at December 31, 2010 for federal income tax purposes was approximately $1,469,108,000 before estimated accumulated tax depreciation of $253,950,000.  The federal income tax return for the year ended December 31, 2010 has not been filed and, accordingly, this estimate is based on preliminary data.

(c)      The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)      The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)      EastGroup has a $64,567,000 limited recourse first mortgage loan with an insurance company secured by Dominguez, Industry Distribution Center I & III, Kingsview, Shaw, Walnut, and Washington.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)    EastGroup has a $65,718,000 non-recourse first mortgage loan with an insurance company secured by Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, South 55th Avenue, and World Houston 1 & 2 and 21 & 23.

(g)      EastGroup has a $22,993,000 non-recourse first mortgage loan with an insurance company secured by America Plaza, Central Green, and World Houston 3-9.

(h)      EastGroup has a $36,171,000 non-recourse first mortgage loan with an insurance company secured by Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II, and a letter of credit for $2,048,000.  On January 31, 2011, the Company repaid this mortgage loan.  In February 2011, the letter of credit was cancelled.

(i)      EastGroup has a $33,304,000 non-recourse first mortgage loan with an insurance company secured by 51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe, and World Houston 12 & 13.

(j)      EastGroup has a $37,283,000 non-recourse first mortgage loan with an insurance company secured by 35th Avenue, Beltway Crossing I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I, and World Houston 10, 11 & 14.

(k)    EastGroup has a $28,496,000 non-recourse first mortgage loan with an insurance company secured by Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II, and World Houston 17.

(l)    EastGroup has a $32,536,000 non-recourse first mortgage loan with an insurance company secured by Country Club I, Lake Pointe, Techway Southwest II, and World Houston 19 & 20.

(m)   EastGroup has a $33,087,000 non-recourse first mortgage loan with an insurance company secured by Huntwood and Wiegman.

(n) EastGroup has a $68,626,000 non-recourse first mortgage loan with an insurance company secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10, and World Houston 16.

(o)   EastGroup has a $69,844,000 non-recourse first mortgage loan with an insurance company secured by Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV, and World Houston 15 & 22.

(p)   EastGroup has a $55,810,000 limited recourse first mortgage loan with an insurance company secured by Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center, Southridge XII, Waterford Distribution Center, and World Houston 24, 25 & 27.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(q)  EastGroup has a $74,000,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII, and World Houston 26, 28, 29 & 30.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2010

	Number of Loans	Interest Rate		Maturity Date	Periodic Payment Terms
First mortgage loan:
United Stationers Tampa Building, Florida	1	6.0%	(a)	08/2013	Interest accrued and due monthly (beginning 01/01/09); balloon payment of $4,150,000 due at maturity
Second mortgage loan:
Madisonville land, Kentucky	1	7.0%		01/2012	Principal and interest due monthly
Total mortgage loans (b)	2

	Face Amount of Mortgages Dec. 31, 2010	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (c)
	(In thousands)
First mortgage loan:
United Stationers Tampa Building, Florida	$4,150	4,094		–
Second mortgage loan:
Madisonville land, Kentucky	37	37		–
Total mortgage loans	$4,187	4,131	(d)(e)	–

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)
This mortgage loan has a stated interest rate of 6.0% and an effective interest rate of 6.5%.  A discount on mortgage loan receivable of $198,000 was recognized at the inception of the loan and is shown in the table in footnote (d) below.

(b)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(c)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(d)	Changes in mortgage loans follow:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$4,155	4,174	132
Advances on mortgage loans receivable	–	–	4,994
Payments on mortgage loans receivable	(37)	(31)	(871)
Discount on mortgage loan receivable	–	–	(198)
Amortization of discount on mortgage loan receivable	13	12	117
Balance at end of year	$4,131	4,155	4,174

(e)    The aggregate cost for federal income tax purposes is approximately $4.13 million.  The federal income tax return for the year ended December 31, 2010, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2010, is based on preliminary data.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer, President & Director
February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 25, 2011	February 25, 2011

*	*
Hayden C. Eaves III, Director	Fredric H. Gould, Director
February 25, 2011	February 25, 2011

*	*
Mary Elizabeth McCormick, Director	David M. Osnos, Director
February 25, 2011	February 25, 2011

*	/s/ N. KEITH MCKEY
Leland R. Speed, Chairman of the Board	* By N. Keith McKey, Attorney-in-fact
(Principal Executive Officer)	February 25, 2011
February 25, 2011

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
February 25, 2011

/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 25, 2011

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
                                (o)  First Amendment, dated February 2, 2011, to the Second Amended and Restated Credit Agreement Dated January 4, 2008 (filed herewith).

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
                                 (b)  N. Keith McKey, Chief Financial Officer

                        (32)  Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
                                (a)  David H. Hoster II, Chief Executive Officer
                                (b)  N. Keith McKey, Chief Financial Officer

                      (101)  The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business
                                 Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements, tagged as block of text.**

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