Form 10-Q
period 2011-03-31
EASTGROUP PROPERTIES INC
filed 2011-04-29
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011                                       COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of April 28, 2011 was 27,050,095.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2011

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate properties	$1,454,977	1,447,455
Development	74,941	73,722
	1,529,918	1,521,177
Less accumulated depreciation	(415,276)	(403,187)
	1,114,642	1,117,990

Unconsolidated investment	2,776	2,740
Cash	108	137
Other assets	63,349	62,409
TOTAL ASSETS	$1,180,875	1,183,276

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$603,124	644,424
Notes payable to banks	144,222	91,294
Accounts payable and accrued expenses	14,690	20,969
Other liabilities	16,045	15,083
Total Liabilities	778,081	771,770

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 27,050,095 shares issued and outstanding at March 31, 2011 and 26,973,531 at December 31, 2010	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	591,810	591,106
Distributions in excess of earnings	(191,690)	(182,253)
Total Stockholders’ Equity	400,123	408,856
Noncontrolling interest in joint ventures	2,671	2,650
Total Equity	402,794	411,506
TOTAL LIABILITIES AND EQUITY	$1,180,875	1,183,276

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
REVENUES
Income from real estate operations	$43,255	44,431
Other income	23	28
	43,278	44,459
EXPENSES
Expenses from real estate operations	12,460	13,524
Depreciation and amortization	14,247	14,717
General and administrative	2,969	2,610
	29,676	30,851
OPERATING INCOME	13,602	13,608

OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	86	84
Gain on sales of non-operating real estate	9	11
Interest income	83	81
Interest expense	(8,878)	(8,778)

NET INCOME	4,902	5,006
Net income attributable to noncontrolling interest in joint ventures	(110)	(103)

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,792	4,903

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.18	.18
Weighted average shares outstanding	26,809	26,735

DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.18	.18
Weighted average shares outstanding	26,873	26,794

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

		Additional	Distributions	Noncontrolling
	Common	Paid-In	In Excess	Interest in
	Stock	Capital	Of Earnings	Joint Ventures	Total

BALANCE, DECEMBER 31, 2010	$3	591,106	(182,253)	2,650	411,506
Net income	–	–	4,792	110	4,902
Common dividends declared – $.52 per share	–	–	(14,229)	–	(14,229)
Stock-based compensation, net of forfeitures	–	794	–	–	794
Issuance of 250 shares of common stock, options exercised	–	6	–	–	6
Issuance of 1,387 shares of common stock, dividend reinvestment plan	–	61	–	–	61
Withheld 3,564 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(157)	–	–	(157)
Distributions to noncontrolling interest	–	–	–	(89)	(89)
BALANCE, MARCH 31, 2011	$3	591,810	(191,690)	2,671	402,794

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$4,902	5,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	14,247	14,717
Amortization of mortgage loan premiums	(31)	(31)
Gain on sales of land and real estate investments	(9)	(11)
Amortization of discount on mortgage loan receivable	(4)	(4)
Stock-based compensation expense	815	493
Equity in earnings of unconsolidated investment, net of distributions	(36)	1
Changes in operating assets and liabilities:
Accrued income and other assets	240	902
Accounts payable, accrued expenses and prepaid rent	(6,067)	(7,577)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,057	13,496

INVESTING ACTIVITIES
Real estate development	(2,786)	(3,016)
Purchases of real estate	–	(22,601)
Real estate improvements	(6,288)	(2,888)
Repayments on mortgage loans receivable	9	11
Changes in accrued development costs	157	(335)
Changes in other assets and other liabilities	(1,917)	(953)
NET CASH USED IN INVESTING ACTIVITIES	(10,825)	(29,782)

FINANCING ACTIVITIES
Proceeds from bank borrowings	85,224	71,461
Repayments on bank borrowings	(32,296)	(36,069)
Principal payments on mortgage notes payable	(41,269)	(4,899)
Debt issuance costs	(34)	(20)
Distributions paid to stockholders	(13,972)	(14,190)
Proceeds from common stock offerings	–	307
Proceeds from exercise of stock options	6	16
Proceeds from dividend reinvestment plan	61	65
Other	(981)	(1,298)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,261)	15,373

DECREASE IN CASH AND CASH EQUIVALENTS	(29)	(913)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137	1,062
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108	149

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $839 and $961 for 2011 and 2010, respectively	$8,649	8,583
Fair value of common stock awards issued to employees and directors, net of forfeitures	3,536	4,402

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2010 annual report on Form 10-K and the notes thereto.

Certain reclassifications have been made in the 2010 consolidated financial statements to conform to the 2011 presentation.

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At March 31, 2011 and December 31, 2010, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2011 and December 31, 2010, the Company determined no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $12,089,000 and $12,075,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company’s real estate properties at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Real estate properties:
Land	$221,523	221,523
Buildings and building improvements	988,639	985,798
Tenant and other improvements	244,815	240,134
Development	74,941	73,722
	1,529,918	1,521,177
Less accumulated depreciation	(415,276)	(403,187)
	$1,114,642	1,117,990

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)  DEVELOPMENT

During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed directly or indirectly related to such development activities.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs ceases.  The properties are then transferred to real estate properties, and depreciation commences on the entire property (excluding the land).

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $557,000 for the three months ended March 31, 2011, and $944,000 for the same period in 2010.  Amortization of above and below market leases decreased rental income by $100,000 for the three months ended March 31, 2011, and $21,000 for the same period in 2010.

There were no acquisitions during the first quarter of 2011.  Acquisition-related costs are included in General and Administrative Expenses on the Consolidated Statements of Income.  EastGroup did not expense any acquisition-related costs in the three months ended March 31, 2011.  The Company expensed acquisition-related costs of $49,000 during the three months ended March 31, 2010.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no material impairment of goodwill and other intangibles existed at March 31, 2011 and December 31, 2010.

(7)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment, including when it is probable that the property will be sold within a year.  A key indicator of probability of sale is whether the buyer has a significant amount of earnest money at risk.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under the Codification, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income.  Interest expense is not generally allocated to the properties held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.

EastGroup did not sell any real estate properties during 2010 or during the first three months of 2011, and the Company had no real estate properties held for sale at March 31, 2011.  Therefore, the Company has no Discontinued Operations on the Consolidated Statements of Income.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	March 31, 2011	December 31, 2010
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$22,754	22,274
Straight-line rent receivable, net of allowance for doubtful accounts	19,217	18,694
Accounts receivable, net of allowance for doubtful accounts	2,304	2,460
Mortgage loans receivable, net of discount of $52 and $56 for 2011 and 2010, respectively	4,126	4,131
Loan costs, net of accumulated amortization	3,111	3,358
Acquired in-place lease intangibles, net of accumulated amortization of $7,000 and $6,443 for 2011 and 2010, respectively	2,489	3,046
Goodwill	990	990
Prepaid expenses and other assets	8,358	7,456
	$63,349	62,409

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2011	December 31, 2010
	(In thousands)

Property taxes payable	$5,253	9,776
Interest payable	2,604	2,625
Dividends payable on nonvested restricted stock	1,048	791
Development costs payable	830	673
Other payables and accrued expenses	4,955	7,104
	$14,690	20,969

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:
	March 31, 2011	December 31, 2010
	(In thousands)

Security deposits	$8,624	8,299
Prepaid rent and other deferred income	6,512	6,440
Other liabilities	909	344
	$16,045	15,083

(11)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss are summarized below.  See Note 12 for information regarding the Company’s interest rate swap, which was settled in October 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$–	(318)
Change in fair value of interest rate swap	–	62
Balance at end of period	$–	(256)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)  DERIVATIVES AND HEDGING ACTIVITIES

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

ASC 815, Derivatives and Hedging, requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  EastGroup does not have any derivatives or hedging instruments.

On October 1, 2010, EastGroup repaid its $8,770,000 mortgage loan on the Tower Automotive Center.  Until the repayment, the Company had an interest rate swap agreement to hedge its exposure to the variable interest rate on this mortgage.  The Company’s interest rate swap was reported at fair value and shown on the Consolidated Balance Sheets under Other Liabilities.  The fair value of the Company’s interest rate swap was determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This market information is considered a Level 2 input as defined by ASC 820.  Under the swap agreement, the Company effectively paid a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap was designated as a cash flow hedge and was considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap were recognized in other comprehensive income (loss) (see Note 11).  The Company did not hold or issue this type of derivative contract for trading or speculative purposes.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$4,792	4,903
Denominator – weighted average shares outstanding	26,809	26,735
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$4,792	4,903
Denominator:
Weighted average shares outstanding	26,809	26,735
Common stock options	8	13
Nonvested restricted stock	56	46
Total Shares	26,873	26,794

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)  STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,406,923 at March 31, 2011.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $794,000 and $444,000 for the three months ended March 31, 2011 and 2010, respectively, of which $39,000 and $11,000 were capitalized as part of the Company’s development costs.

Equity Awards
In March 2011, the Compensation Committee evaluated the Company's performance compared to a variety of goals for the year ended December 31, 2010.  Based on the evaluation, 44,739 shares were awarded to the Company’s executive officers at a grant date fair value of $45.05.  These shares vested 20% on March 3, 2011, and will vest 20% per year on January 1 of the subsequent four years.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2011, the Committee evaluated the Company’s total shareholder return compared to a peer group, NAREIT and absolute returns.  Based on the evaluation, 33,752 shares were awarded to the Company’s executive officers at a grant date fair value of $45.05.  These shares will vest 25% per year on January 1 in years 2014, 2015, 2016 and 2017.  The shares will be expensed on a straight-line basis over the remaining service period.

Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested no later than January 1, 2014.

Following is a summary of the total shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first quarter of 2011, the Company withheld 3,564 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2011 was $613,000.

Restricted Stock Activity:	Three Months Ended March 31, 2011
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	170,575	$36.29
Granted	78,491	45.05
Forfeited	–	–
Vested	(13,904)	41.77
Nonvested at end of period	235,162	38.89

Directors Equity Plan
In May 2005, the stockholders of the Company approved the EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan that authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The Directors Equity Incentive Plan was further amended by the Board of Directors in May 2006 and May 2008.  Stock-based compensation expense for directors was $60,000 for both the three months ended March 31, 2011 and 2010.

(15) RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

(16) RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all Accounting Standards Updates released by the FASB through the date the financial statements were issued and determined that none will have a material impact on the Company’s financial condition or results of operations.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s interest rate swap, as discussed in Note 12, was reported at fair value and shown on the Consolidated Balance Sheets under Other Liabilities.  The swap was settled on October 1, 2010, with the repayment of the Company’s $8,770,000 mortgage loan on the Tower Automotive Center.  Until the repayment, the fair value of the interest rate swap was determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This market information is considered a Level 2 input as defined by ASC 820.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$108	108	137	137
Mortgage loans receivable, net of discount	4,126	4,190	4,131	4,199
Financial Liabilities:
Mortgage notes payable	603,124	628,178	644,424	671,527
Notes payable to banks	144,222	143,000	91,294	89,818

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

The Company believes the slowdown in the economy has affected and will continue to affect its operations.  While occupancy has stabilized and is currently improving, the Company has experienced decreases in rental rates.  The current economic situation is also impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property values have decreased, and property values have decreased. The Company believes its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2011 and 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage financing from insurance companies and financial institutions as evidenced by the execution of an application for a $65 million, non-recourse first mortgage loan in the first quarter, which is described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the three months ended March 31, 2011, leases expired on 1,053,000 square feet (3.7%) of EastGroup’s total square footage of 28,105,000, and the Company was successful in renewing or re-leasing 89% of the expiring square feet.  In addition, EastGroup leased 686,000 square feet of other vacant space during this period.  During the three months ended March 31, 2011, average rental rates on new and renewal leases decreased by 20.7%.  Property net operating income (PNOI) from same properties decreased 1.4% for the quarter ended March 31, 2011, as compared to the same quarter in 2010.

EastGroup’s total leased percentage was 91.5% at March 31, 2011, compared to 87.6% at March 31, 2010.  Leases scheduled to expire for the remainder of 2011 were 8.6% of the portfolio on a square foot basis at March 31, 2011, and this figure was reduced to 7.9% as of April 28, 2011.

The Company generates new sources of leasing revenue through its acquisition and development programs.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  EastGroup’s development activity has slowed considerably as a result of current market conditions; however, the Company began construction of several development projects in recent months.  In December 2010, EastGroup began construction of World Houston 31 (44,000 square feet).  During the first quarter of 2011, EastGroup began construction of two new business distribution buildings, Beltway Crossing 8 (88,000 square feet) and the 100% pre-leased World Houston 32 (94,000 square feet).  Also during the first quarter, the Company completed construction of one development project, a 20,000 square foot expansion at Arion 8 in San Antonio.  The project, which was 100% pre-leased, had costs of $1.5 million at the date of transfer from development to real estate properties.

During the first three months of 2011, the Company funded its development program through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria permitting the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and (2) funds from operations attributable to common stockholders (FFO), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Income from real estate operations	$43,255	44,431
Expenses from real estate operations	(12,460)	(13,524)
PROPERTY NET OPERATING INCOME	$30,795	30,907

Income from real estate operations is comprised of rental income, pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
NET INCOME	$4,902	5,006
Equity in earnings of unconsolidated investment	(86)	(84)
Interest income	(83)	(81)
Other income	(23)	(28)
Gain on sales of non-operating real estate	(9)	(11)
Depreciation and amortization from continuing operations	14,247	14,717
Interest expense	8,878	8,778
General and administrative expense	2,969	2,610
PROPERTY NET OPERATING INCOME	$30,795	30,907

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three months ended March 31, 2011 and 2010.

-14

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$4,792	4,903
Depreciation and amortization from continuing operations	14,247	14,717
Depreciation from unconsolidated investment	33	33
Noncontrolling interest depreciation and amortization	(54)	(52)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,018	19,601

Net income attributable to common stockholders per diluted share	$.18	.18
Funds from operations (FFO) attributable to common stockholders per diluted share	.71	.73
Diluted shares for earnings per share and funds from operations	26,873	26,794

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the first quarter of 2011 was $.71 per share compared with $.73 per share for the same period of 2010, a decrease of 2.7% per share.  FFO per share decreased primarily due to a decrease in termination fee income in 2011 as compared to 2010.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 1.4% for the three months ended March 31, 2011.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2011, was 90.5%.  Quarter-end occupancy ranged from 86.2% to 90.5% over the period from March 31, 2010 to March 31, 2011.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (5.8% of total square footage) averaged 20.7% for the first quarter of 2011.

•
Termination fee income for the three months ended March 31, 2011, was $455,000 compared to $1,413,000 for the same period of 2010.  Bad debt expense for the first quarter of 2011 was $134,000 compared to $616,000 in the same quarter last year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values.  Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models.  The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed directly or indirectly related to such development activities.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  The Company has the option of (i) reinvesting the sales price of properties sold through tax-deferred exchanges, allowing for a deferral of capital gains on the sale, (ii) paying out capital gains to the stockholders with no tax to the Company, or (iii) treating the capital gains as having been distributed to the stockholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the stockholders.  The Company distributed all of its 2010 taxable income to its stockholders and expects to distribute all of its taxable income in 2011.  Accordingly, no provision for income taxes was necessary in 2010, nor is it expected to be necessary for 2011.

FINANCIAL CONDITION

EastGroup’s assets were $1,180,875,000 at March 31, 2011, a decrease of $2,401,000 from December 31, 2010.  Liabilities increased $6,311,000 to $778,081,000, and equity decreased $8,712,000 to $402,794,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $7,522,000 during the three months ended March 31, 2011, primarily due to capital improvements at the Company’s properties and the transfer of one property from development, as detailed under Development below.

The Company made capital improvements of $5,955,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $84,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows during the 12-month period following transfer.

Development
EastGroup’s investment in development at March 31, 2011 consisted of properties under construction of $5,573,000 and prospective development (primarily land) of $69,368,000.  The Company’s total investment in development at March 31, 2011 was $74,941,000 compared to $73,722,000 at December 31, 2010.  Total capital invested for development during the first three months of 2011 was $2,786,000, which consisted of costs of $2,626,000 and $76,000 as detailed in the development activity table and costs of $84,000 on developments transferred to Real Estate Properties during the 12-month period following transfer.

The Company transferred one development to Real Estate Properties during the first quarter of 2011 with a total investment of $1,483,000 as of the date of transfer.

Costs Incurred
DEVELOPMENT	Size	Costs Transferred in 2011	For the Three Months Ended 3/31/11	Cumulative as of 3/31/11	Estimated Total Costs
	(Square feet)	(In thousands)

UNDER CONSTRUCTION
World Houston 31, Houston, TX	44,000	$–	1,174	2,229		4,600
Beltway Crossing 8, Houston, TX	88,000	1,256	160	1,416		5,300
World Houston 32, Houston, TX	94,000	1,834	94	1,928		6,800
Total Under Construction	226,000	3,090	1,428	5,573		16,700
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Tucson, AZ	70,000	–	–	417		4,900
Tampa, FL	249,000	–	71	4,271		14,600
Orlando, FL	1,584,000	–	504	23,536		101,700
Fort Myers, FL	659,000	–	163	16,717		48,100
Dallas, TX	70,000	–	15	717		4,100
El Paso, TX	251,000	–	–	2,444		9,600
Houston, TX	812,000	(3,090)	319	12,627		51,800
San Antonio, TX	595,000	–	108	6,740		37,500
Charlotte, NC	95,000	–	18	1,193		7,100
Jackson, MS	28,000	–	–	706		2,000
Total Prospective Development	4,413,000	(3,090)	1,198	69,368		281,400
	4,639,000	$–	2,626	74,941		298,100
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2011
Arion 8 Expansion, San Antonio, TX	20,000	$–	76	1,483
Total Transferred to Real Estate Properties	20,000	$–	76	1,483	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate and development properties increased $12,089,000 during the first three months of 2011 due to depreciation expense on real estate properties.

A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable decreased $41,300,000 during the three months ended March 31, 2011, as a result of the repayment of one mortgage of $36,065,000, regularly scheduled principal payments of $5,204,000 and mortgage loan premium amortization of $31,000.

Notes payable to banks increased $52,928,000 during the three months ended March 31, 2011, as a result of advances of $85,224,000 exceeding repayments of $32,296,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

For the three months ended March 31, 2011, distributions in excess of earnings increased $9,437,000 as a result of dividends on common stock of $14,229,000 exceeding net income attributable to EastGroup Properties, Inc. common stockholders of $4,792,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.)

Net income attributable to common stockholders for the three months ended March 31, 2011, was $4,792,000 ($.18 per basic and diluted share) compared to $4,903,000 ($.18 per basic and diluted share) for the same period in 2010.

PNOI for the three months ended March 31, 2011, decreased by $112,000, or 0.4%, as compared to the same period in 2010.  The decrease was primarily attributable to a decrease in PNOI of $435,000 from same property operations, which was partially offset by an increase in PNOI of $190,000 from newly developed properties and $128,000 from 2010 acquisitions. Expense to revenue ratios were 28.8% and 30.4% for the three months ended March 31, 2011 and 2010, respectively.  The Company’s percentage of leased square footage was 91.5% at March 31, 2011, compared to 87.6% at March 31, 2010.  Occupancy at March 31, 2011 was 90.5% compared to 86.2% at March 31, 2010.

The following table presents the components of interest expense for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31,
2011	2010	Increase (Decrease)
(In thousands, except rates of interest)

Average bank borrowings	$115,982	107,737	8,245
Weighted average variable interest rates (excluding loan cost amortization)	1.46%	1.32%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	$418	349	69
Amortization of bank loan costs	77	78	(1)
Total variable rate interest expense	495	427	68

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	9,018	9,126	(108)
Amortization of mortgage loan costs	204	186	18
Total fixed rate interest expense	9,222	9,312	(90)

Total interest	9,717	9,739	(22)
Less capitalized interest	(839)	(961)	122

TOTAL INTEREST EXPENSE	$8,878	8,778	100

EastGroup’s variable rate interest expense increased in the three months ended March 31, 2011, as compared to the same period last year due to increases in the Company’s average bank borrowings and weighted average variable interest rates.

The decrease in mortgage interest expense in 2011 was primarily due to the Company’s regularly scheduled principal payments and the repayment of two mortgages as shown in the following table:

MORTGAGE LOANS REPAID IN 2010 AND 2011	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center	6.03%	10/01/10	$8,770,000
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	36,065,000
Weighted Average/Total Amount	7.01%		$44,835,000

The repayments were partially offset by the new mortgage detailed in the table below.

NEW MORTGAGE IN 2010	Interest Rate	Date	Maturity Date	Amount

40th Avenue, Centennial Park, Executive Airport, Beltway V, Techway Southwest IV, Wetmore V-VIII, Ocean View and World Houston 26, 28, 29 & 30	4.39%	12/28/10	01/05/21	$74,000,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Due to the continued slowdown in the Company’s development program, capitalized interest decreased $122,000 for the three months ended March 31, 2011, as compared to the same period of 2010.

Depreciation and amortization expense decreased $470,000 for the three months ended March 31, 2011, as compared to the same period in 2010.  Straight-lining of rent increased income by $564,000 for the three months ended March 31, 2011, compared to $714,000 for the same period in 2010.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three months ended March 31, 2011 and 2010 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2011	2010
		(In thousands)

Upgrade on Acquisitions	40 yrs	$22	18
Tenant Improvements:
New Tenants	Lease Life	2,511	1,775
New Tenants (first generation) (1)	Lease Life	652	31
Renewal Tenants	Lease Life	1,186	224
Other:
Building Improvements	5-40 yrs	1,236	648
Roofs	5-15 yrs	91	137
Parking Lots	3-5 yrs	235	51
Other	5 yrs	22	84
Total Capital Expenditures		$5,955	2,968

(1)  First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2011 and 2010 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2011	2010
		(In thousands)

Development	Lease Life	$260	88
New Tenants	Lease Life	912	1,023
New Tenants (first generation) (1)	Lease Life	95	17
Renewal Tenants	Lease Life	815	662
Total Capitalized Leasing Costs		$2,082	1,790

Amortization of Leasing Costs		$1,601	1,698

(1)  First generation refers to space that has never been occupied under EastGroup’s ownership.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all Accounting Standards Updates released by the FASB through the date the financial statements were issued and determined that none will have a material impact on the Company’s financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14,057,000 for the three months ended March 31, 2011.  The primary other sources of cash were from bank borrowings.  The Company distributed $13,972,000 in common stock dividends during the three months ended March 31, 2011.  Other primary uses of cash were for mortgage note repayments, bank debt repayments, capital improvements at various properties, and the construction and development of properties.

Total debt at March 31, 2011 and December 31, 2010 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(In thousands)
Mortgage notes payable – fixed rate	$603,124	644,424
Bank notes payable – floating rate	144,222	91,294
Total debt	$747,346	735,718

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2011, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension on the same terms and conditions at the Company’s request.  The Company has one letter of credit for $341,000 associated with this line of credit which reduces the amount available on the credit facility.  At March 31, 2011, the weighted average interest rate was 1.100% on a balance of $140,000,000.

EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement).  As of March 31, 2011, the Company’s interest rate on this working capital line was LIBOR plus 90 basis points with no annual facility fee.  At March 31, 2011, the interest rate was 1.144% on a balance of $4,222,000.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace the short-term bank borrowings.  The current economic situation is impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property values have decreased, and property values have decreased.  The Company believes its current lines of credit provide the capacity to fund the operations of the Company for the remainder of 2011 and 2012.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.

In March 2011, EastGroup executed an application for a $65 million, non-recourse first mortgage loan with a fixed interest rate of 4.75%, a  10-year term and a 20-year amortization schedule.  The loan, which will be secured by properties containing 1.9 million square feet, is expected to close in late May.  The Company plans to use the proceeds of this mortgage loan to reduce variable rate bank borrowings.

EastGroup did not have any debt maturities in the first quarter of 2011; however, on January 31, 2011, the Company repaid a mortgage loan with a balance of $36.1 million and an interest rate of 7.25% that was due in May 2011.  The Company now has one mortgage loan due in the remainder of 2011.  The loan has an interest rate of 7.92% and will mature in May 2011 with a balloon payment of $22.8 million.

In March 2011, the Company entered into Sales Agency Financing Agreements (the “Agreements”) with BNY Mellon Capital Markets, LLC and Raymond, James & Associates, Inc. pursuant to which it will issue and sell shares of its common stock from time to time.  As of April 28, 2011, there have been no shares sold under the Agreements.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2010, did not materially change during the three months ended March 31, 2011, except for the increase in bank borrowings and decrease in mortgage notes payable discussed above.

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

	Apr.-Dec. 2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt (in thousands)	$38,958	66,640	58,020	94,745	97,923	246,838	603,124	628,178	(1)
Weighted average interest rate	7.01%	6.55%	5.12%	5.71%	5.40%	5.80%	5.82%
Variable rate debt (in thousands)	$–	144,222 (2)	–	–	–	–	144,222	143,000	(3)
Weighted average interest rate	–	1.10%	–	–	–	–	1.10%

(1)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt is comprised of two lines of credit with balances of $140,000,000 on the $200 million line of credit and $4,222,000 on the $25 million working capital line of credit as of March 31, 2011.  The $200 million line of credit has an option for a one-year extension at the Company’s request.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of March 31, 2011, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $159,000 annually.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2010.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2010 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/11 thru 01/31/11	1,269	(1)	$42.32	–	672,300
02/01/11 thru 02/28/11	–		–	–	672,300
03/01/11 thru 03/31/11	2,295	(1)	45.05	–	672,300	(2)
Total	3,564		$44.08	–

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

(b) N. Keith McKey, Chief Financial Officer

(32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(a) David H. Hoster II, Chief Executive Officer

(b) N. Keith McKey, Chief Financial Officer

(101) The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  April 29, 2011

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary