Form 10-Q
period 2011-06-30
EASTGROUP PROPERTIES INC
filed 2011-07-25
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2011                                       COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of July 22, 2011 was 27,062,453.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets, June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

SIGNATURES

Authorized signatures		24

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate properties	$1,460,027	1,447,455
Development	82,518	73,722
	1,542,545	1,521,177
Less accumulated depreciation	(427,290)	(403,187)
	1,115,255	1,117,990

Unconsolidated investment	2,743	2,740
Cash	100	137
Other assets	61,599	62,409
TOTAL ASSETS	$1,179,697	1,183,276

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$639,962	644,424
Notes payable to banks	108,745	91,294
Accounts payable and accrued expenses	20,781	20,969
Other liabilities	14,943	15,083
Total Liabilities	784,431	771,770

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 27,062,686 shares issued and outstanding at June 30, 2011 and 26,973,531 at December 31, 2010	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	592,824	591,106
Distributions in excess of earnings	(200,270)	(182,253)
Total Stockholders’ Equity	392,557	408,856
Noncontrolling interest in joint ventures	2,709	2,650
Total Equity	395,266	411,506
TOTAL LIABILITIES AND EQUITY	$1,179,697	1,183,276

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Income from real estate operations	$43,244	43,528	86,499	87,959
Other income	21	60	44	88
	43,265	43,588	86,543	88,047
EXPENSES
Expenses from real estate operations	12,575	13,045	25,035	26,569
Depreciation and amortization	14,106	14,706	28,353	29,423
General and administrative	2,607	2,544	5,576	5,154
	29,288	30,295	58,964	61,146
OPERATING INCOME	13,977	13,293	27,579	26,901

OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	87	83	173	167
Gain on sales of non-operating real estate	9	8	18	19
Interest income	84	86	167	167
Interest expense	(8,542)	(8,892)	(17,420)	(17,670)

NET INCOME	5,615	4,578	10,517	9,584
Net income attributable to noncontrolling interest in joint ventures	(123)	(101)	(233)	(204)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$5,492	4,477	10,284	9,380

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.20	.17	.38	.35
Weighted average shares outstanding	26,820	26,748	26,815	26,741

DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.20	.17	.38	.35
Weighted average shares outstanding	26,897	26,815	26,884	26,802

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

		Additional	Distributions	Noncontrolling
	Common	Paid-In	In Excess	Interest in
	Stock	Capital	Of Earnings	Joint Ventures	Total

BALANCE, DECEMBER 31, 2010	$3	591,106	(182,253)	2,650	411,506
Net income	–	–	10,284	233	10,517
Common dividends declared – $1.04 per share	–	–	(28,301)	–	(28,301)
Stock-based compensation, net of forfeitures	–	1,648	–	–	1,648
Issuance of 4,750 shares of common stock, options exercised	–	103	–	–	103
Issuance of 2,860 shares of common stock, dividend reinvestment plan	–	124	–	–	124
Withheld 3,564 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(157)	–	–	(157)
Distributions to noncontrolling interest	–	–	–	(174)	(174)
BALANCE, JUNE 30, 2011	$3	592,824	(200,270)	2,709	395,266

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$10,517	9,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	28,353	29,423
Amortization of mortgage loan premiums	(63)	(62)
Gain on sales of land and real estate investments	(18)	(19)
Amortization of discount on mortgage loan receivable	(8)	(7)
Stock-based compensation expense	1,382	952
Equity in earnings of unconsolidated investment, net of distributions	(2)	(22)
Changes in operating assets and liabilities:
Accrued income and other assets	1,090	1,699
Accounts payable, accrued expenses and prepaid rent	(965)	(3,335)
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,286	38,213

INVESTING ACTIVITIES
Real estate development	(11,137)	(4,798)
Purchases of real estate	–	(23,906)
Real estate improvements	(10,645)	(9,839)
Repayments on mortgage loans receivable	18	19
Changes in accrued development costs	661	(307)
Changes in other assets and other liabilities	(3,611)	(3,173)
NET CASH USED IN INVESTING ACTIVITIES	(24,714)	(42,004)

FINANCING ACTIVITIES
Proceeds from bank borrowings	135,491	104,945
Repayments on bank borrowings	(118,040)	(63,506)
Proceeds from mortgage notes payable	65,000	–
Principal payments on mortgage notes payable	(69,399)	(9,668)
Debt issuance costs	(619)	(38)
Distributions paid to stockholders	(27,922)	(28,102)
Proceeds from common stock offerings	–	303
Proceeds from exercise of stock options	103	188
Proceeds from dividend reinvestment plan	121	134
Other	(344)	(1,386)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,609)	2,870

DECREASE IN CASH AND CASH EQUIVALENTS	(37)	(921)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137	1,062
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	141

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,743 and $1,836 for 2011 and 2010, respectively	$16,871	17,255
Fair value of common stock awards issued to employees and directors, net of forfeitures	3,836	5,174

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

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At June 30, 2011 and December 31, 2010, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(4)  REAL ESTATE PROPERTIES

EastGroup has one reportable segment – industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2011 and December 31, 2010, the Company determined no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $12,014,000 and $24,103,000 for the three and six months ended June 30, 2011, respectively and $12,132,000 and $24,207,000 for the same periods in 2010.

The Company’s real estate properties at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Real estate properties:
Land	$221,523	221,523
Buildings and building improvements	990,681	985,798
Tenant and other improvements	247,823	240,134
Development	82,518	73,722
	1,542,545	1,521,177
Less accumulated depreciation	(427,290)	(403,187)
	$1,115,255	1,117,990

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $475,000 and $1,032,000 for the three and six months ended June 30, 2011, respectively, and $841,000 and $1,785,000 for the same periods in 2010.  Amortization of above and below market leases decreased rental income by $85,000 and $185,000 for the three and six months ended June 30, 2011, respectively, and decreased rental income by $157,000 and $178,000 for the same periods in 2010.

There were no acquisitions during the first six months of 2011.  Acquisition-related costs are included in General and Administrative Expenses on the Consolidated Statements of Income.  EastGroup did not expense any acquisition-related costs in the six months ended June 30, 2011.  The Company expensed acquisition-related costs of $23,000 and $72,000 during the three and six months ended June 30, 2010, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at June 30, 2011 and December 31, 2010.

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

EastGroup did not sell any real estate properties during 2010 or during the first six months of 2011, and the Company had no real estate properties held for sale at June 30, 2011.  Therefore, the Company has no Discontinued Operations on the Consolidated Statements of Income.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	June 30, 2011	December 31, 2010
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization	$22,439	22,274
Straight-line rent receivable, net of allowance for doubtful accounts	19,793	18,694
Accounts receivable, net of allowance for doubtful accounts	2,015	2,460
Mortgage loans receivable, net of discount of $48 and $56 for 2011 and 2010, respectively	4,122	4,131
Loan costs, net of accumulated amortization	3,442	3,358
Acquired in-place lease intangibles, net of accumulated amortization of $7,475 and $6,443 for 2011 and 2010, respectively	2,014	3,046
Goodwill	990	990
Prepaid expenses and other assets	6,784	7,456
	$61,599	62,409

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2011	December 31, 2010
	(In thousands)

Property taxes payable	$11,297	9,776
Interest payable	2,703	2,625
Dividends payable on nonvested restricted stock	1,170	791
Development costs payable	1,376	673
Other payables and accrued expenses	4,235	7,104
	$20,781	20,969

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	June 30, 2011	December 31, 2010
	(In thousands)

Security deposits	$8,677	8,299
Prepaid rent and other deferred income	6,054	6,440
Other liabilities	212	344
	$14,943	15,083

(11)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss are summarized below.  See Note 12 for information regarding the Company’s interest rate swap, which was settled in October 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$–	(256)	–	(318)
Change in fair value of interest rate swap	–	97	–	159
Balance at end of period	$–	(159)	–	(159)

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

ASC 815, Derivatives and Hedging, requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  EastGroup does not currently have any derivatives or hedging instruments.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$5,492	4,477	10,284	9,380
Denominator – weighted average shares outstanding	26,820	26,748	26,815	26,741
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$5,492	4,477	10,284	9,380
Denominator:
Weighted average shares outstanding	26,820	26,748	26,815	26,741
Common stock options	7	12	7	13
Nonvested restricted stock	70	55	62	48
Total Shares	26,897	26,815	26,884	26,802

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)  STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,406,923 at June 30, 2011.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $554,000 and $1,348,000 for the three and six months ended June 30, 2011, respectively, of which $47,000 and $86,000 were capitalized as part of the Company’s development costs.  For the three and six months ended June 30, 2010, stock-based compensation cost was $417,000 and $861,000, respectively, of which $18,000 and $29,000 were capitalized as part of the Company’s development costs.

Equity Awards
In the second quarter of 2011, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon the attainment of certain annual performance goals.  These goals are for the period ending December 31, 2011, so any shares issued upon attainment of these goals will be issued after that date.  The number of shares to be issued could range from zero to 50,705.  These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2011, EastGroup’s Board of Directors approved an equity compensation plan for the Company’s executive officers based on EastGroup’s absolute and relative total stockholder return for the five-year period ending December 31, 2011.  Any shares issued pursuant to this equity compensation plan will be issued after that date.  The number of shares to be issued could range from zero to 53,680.  These shares will vest 25% per year on January 1 in years 2012, 2013, 2014 and 2015.

Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested no later than January 1, 2014.

Following is a summary of the total shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first quarter of 2011, the Company withheld 3,564 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2011 was $613,000.  There were no shares that vested in the second quarter of 2011.

Award Activity:	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	235,162	$38.89	170,575	$36.29
Granted	–	–	78,491	45.05
Forfeited	–	–	–	–
Vested	–	–	(13,904)	41.77
Nonvested at end of period	235,162	$38.89	235,162	$38.89

Directors Equity Plan
In May 2005, the stockholders of the Company approved the EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan that authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The Directors Equity Incentive Plan was further amended by the Board of Directors in May 2006, May 2008 and May 2011.  Stock-based compensation expense for directors was $60,000 and $120,000 for the three and six months ended June 30, 2011, respectively, and $60,000 and $120,000 for the same periods in 2010.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(16)  RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP.  The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value.  ASU 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011.  The Company believes the adoption of this ASU will have an immaterial impact on the Company’s overall financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income,  which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011.  The Company believes the adoption of ASU 2011-05 will have an immaterial impact on the Company’s disclosures of comprehensive income.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$100	100	137	137
Mortgage loans receivable, net of discount	4,122	4,251	4,131	4,199
Financial Liabilities:
Mortgage notes payable	639,962	678,213	644,424	671,527
Notes payable to banks	108,745	108,396	91,294	89,818

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible, and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  The Company acquires, develops and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

The Company believes the slowdown in the economy has affected and will continue to affect its operations.  While occupancy has stabilized and is currently improving, the Company has experienced decreases in rental rates.  The current economic situation is also impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property values have decreased, and property values have decreased. The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2011 and 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage financing from insurance companies and financial institutions as evidenced by the closing of a $65 million, non-recourse first mortgage loan in May 2011, which is described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the six months ended June 30, 2011, leases expired on 2,291,000 square feet (8.2%) of EastGroup’s total square footage of 28,105,000, and the Company was successful in renewing or re-leasing 82% of the expiring square feet.  In addition, EastGroup leased 1,228,000 square feet of other vacant space during this period.  During the six months ended June 30, 2011, average rental rates on new and renewal leases decreased by 12.8%.  Property net operating income (PNOI) from same properties increased 0.3% for the quarter ended June 30, 2011, as compared to the same quarter in 2010.  For the six months ended June 30, 2011, PNOI from same properties decreased 0.9% as compared to the same period last year.

EastGroup’s total leased percentage was 92.1% at June 30, 2011, compared to 89.1% at June 30, 2010.  Leases scheduled to expire for the remainder of 2011 were 4.7% of the portfolio on a square foot basis at June 30, 2011, and this figure was reduced to 4.1% as of July 22, 2011.

The Company generates new sources of leasing revenue through its acquisition and development programs.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the second quarter of 2011, the Company acquired 31.5 acres of development land in Chandler (Phoenix), Arizona, which will accommodate the future development of approximately 420,000 square feet of business distribution buildings.  EastGroup began construction of several development projects in recent months.  In December 2010, EastGroup began construction of World Houston 31 (44,000 square feet).  During the first quarter of 2011, EastGroup began construction of two new business distribution buildings, Beltway Crossing VIII (88,000 square feet) and the 100% pre-leased World Houston 32 (94,000 square feet).  The three development projects have a projected total investment of $16.7 million.

During the first six months of 2011, the Company initially funded its development program through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Income from real estate operations	$43,244	43,528	86,499	87,959
Expenses from real estate operations	(12,575)	(13,045)	(25,035)	(26,569)
PROPERTY NET OPERATING INCOME	$30,669	30,483	61,464	61,390

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
NET INCOME	$5,615	4,578	10,517	9,584
Equity in earnings of unconsolidated investment	(87)	(83)	(173)	(167)
Interest income	(84)	(86)	(167)	(167)
Other income	(21)	(60)	(44)	(88)
Gain on sales of non-operating real estate	(9)	(8)	(18)	(19)
Depreciation and amortization from continuing operations	14,106	14,706	28,353	29,423
Interest expense	8,542	8,892	17,420	17,670
General and administrative expense	2,607	2,544	5,576	5,154
PROPERTY NET OPERATING INCOME	$30,669	30,483	61,464	61,390

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$5,492	4,477	10,284	9,380
Depreciation and amortization from continuing operations	14,106	14,706	28,353	29,423
Depreciation from unconsolidated investment	34	33	67	66
Noncontrolling interest depreciation and amortization	(54)	(53)	(108)	(105)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,578	19,163	38,596	38,764

Net income attributable to common stockholders per diluted share	$.20	.17	.38	.35
Funds from operations (FFO) attributable to common stockholders per diluted share	.73	.71	1.44	1.45

Diluted shares for earnings per share and funds from operations	26,897	26,815	26,884	26,802

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the same quarter in the current year compared to the prior year.  FFO per share for the second quarter of 2011 was $.73 per share compared with $.71 per share for the same period of 2010, an increase of 2.8% per share.

For the six months ended June 30, 2011, FFO was $1.44 per share compared with $1.45 per share for the same period of 2010, a decrease of 0.7% per share.

FFO per share increased for the second quarter primarily due to a decrease in interest expense and an increase in PNOI in 2011 as compared to 2010.  The decrease in FFO for the six months ended June 30, 2011, was mainly due to an increase in general and administrative expenses, offset by a decrease in interest expense and an increase in PNOI in the six months compared to the same period in 2010.  The decrease in interest expense was primarily due to lower interest rates on the refinancing of two mortgage loans repaid in 2011 and the regularly scheduled principal amortization on existing loans.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 0.3% for the three months ended June 30, 2011, and decreased 0.9% for the six months.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2011, was 91.0%.  Quarter-end occupancy ranged from 87.2% to 91.0% over the period from June 30, 2010 to June 30, 2011.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (5.3% of total square footage) averaged 5.4% for the second quarter of 2011.  For the six months ended June 30, 2011, rental rate decreases on new and renewal leases (11.1% of total square footage) averaged 12.8%.

•
Termination fee income for the three and six months ended June 30, 2011, was $35,000 and $490,000, respectively, compared to $1,025,000 and $2,438,000, respectively, for the same periods of 2010.  Bad debt expense for the three and six months ended June 30, 2011 was $165,000 and $299,000, respectively, compared to $126,000 and $742,000, respectively, for the same periods last year.

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

Valuation of Receivables
The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables.  In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired.  On a quarterly basis, the Company evaluates outstanding receivables and estimates the allowance for doubtful accounts.  Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  The Company believes its allowance for doubtful accounts is adequate for its outstanding receivables for the periods presented.  In the event the allowance for doubtful accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge on the Consolidated Statements of Income.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,179,697,000 at June 30, 2011, a decrease of $3,579,000 from December 31, 2010.  Liabilities increased $12,661,000 to $784,431,000, and equity decreased $16,240,000 to $395,266,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $12,572,000 during the six months ended June 30, 2011, primarily due to capital improvements at the Company’s properties and the transfer of one property from development, as detailed under Development below.

The Company made capital improvements of $10,231,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $858,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Accumulated depreciation on real estate and development properties increased $24,103,000 during the first six months of 2011 due to depreciation expense on real estate properties.

Development
EastGroup’s investment in development at June 30, 2011 consisted of properties in lease-up and under construction of $8,736,000 and prospective development (primarily land) of $73,782,000.  The Company’s total investment in development at June 30, 2011 was $82,518,000 compared to $73,722,000 at December 31, 2010.  Total capital invested for development during the first six months of 2011 was $11,137,000, which consisted of costs of $10,203,000 and $76,000 as detailed in the development activity table and costs of $858,000 on development properties subsequent to transfer to Real Estate Properties.

During the second quarter of 2011, EastGroup purchased 31.5 acres of development land in Chandler (Phoenix), Arizona, for $3,219,000.  Costs associated with this acquisition are included in the development activity table.  The Company transferred one development to Real Estate Properties during the first six months of 2011 with a total investment of $1,483,000 as of the date of transfer.

Costs Incurred
DEVELOPMENT	Size	Costs Transferred in 2011(1)	For the Six Months Ended 6/30/11	Cumulative as of 6/30/11	Estimated Total Costs
	(Square feet)	(In thousands)
LEASE-UP
World Houston 31, Houston, TX	44,000	$–	2,234	3,289		4,600
Total Lease-Up	44,000	–	2,234	3,289		4,600
UNDER CONSTRUCTION
Beltway Crossing VIII, Houston, TX	88,000	1,256	1,912	3,168		5,300
World Houston 32, Houston, TX	94,000	1,834	445	2,279		6,800
Total Under Construction	182,000	3,090	2,357	5,447		12,100
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Phoenix, AZ	420,000	–	3,264	3,264		30,800
Tucson, AZ	70,000	–	–	417		4,900
Tampa, FL	249,000	–	141	4,341		14,600
Orlando, FL	1,584,000	–	1,004	24,036		101,700
Fort Myers, FL	659,000	–	331	16,885		48,100
Dallas, TX	70,000	–	31	733		4,100
El Paso, TX	251,000	–	–	2,444		9,600
Houston, TX	812,000	(3,090)	576	12,884		51,800
San Antonio, TX	593,000	–	229	6,861		41,800
Charlotte, NC	95,000	–	36	1,211		7,100
Jackson, MS	28,000	–	–	706		2,000
Total Prospective Development	4,831,000	(3,090)	5,612	73,782		316,500
	5,057,000	$–	10,203	82,518		333,200
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2011
Arion 8 Expansion, San Antonio, TX	20,000	$–	76	1,483
Total Transferred to Real Estate Properties	20,000	$–	76	1,483	(2)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2) Represents cumulative costs at the date of transfer.

A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable decreased $4,462,000 during the six months ended June 30, 2011.  The decrease resulted from the repayment of two mortgages of $58,897,000, regularly scheduled principal payments of $10,502,000 and mortgage loan premium amortization of $63,000, offset by a $65,000,000 mortgage loan executed by the Company during the second quarter.

Notes payable to banks increased $17,451,000 during the six months ended June 30, 2011, as a result of advances of $135,491,000 exceeding repayments of $118,040,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

For the six months ended June 30, 2011, distributions in excess of earnings increased $18,017,000 as a result of dividends on common stock of $28,301,000 exceeding net income attributable to EastGroup Properties, Inc. common stockholders of $10,284,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010.)

Net income attributable to common stockholders for the three and six months ended June 30, 2011, was $5,492,000 ($.20 per basic and diluted share) and $10,284,000 ($.38 per basic and diluted share), respectively, compared to $4,477,000 ($.17 per basic and diluted share) and $9,380,000 ($.35 per basic and diluted share) for the same periods in 2010.  The increases in both periods were primarily due to increased PNOI and decreased interest expense and depreciation and amortization expense, offset by increased general and administrative expense.

PNOI for the three months ended June 30, 2011, increased by $186,000, or 0.6%, as compared to the same period in 2010.  The increase was primarily attributable to increases in PNOI of $100,000 from same property operations, $58,000 from newly developed properties and $24,000 from 2010 acquisitions.  For the three months ended June 30, 2011, bad debt expense exceeded termination fee income by $130,000.  For the three months ended June 30, 2010, termination fee income exceeded bad debt expense by $899,000.

PNOI for the six months ended June 30, 2011, increased by $74,000, or 0.1%, as compared to the same period in 2010.  The increase was primarily attributable to an increase in PNOI of $430,000 from newly developed properties and $161,000 from 2010 acquisitions, offset by a decrease in PNOI of $526,000 from same property operations.  For the six months ended June 30, 2011, termination fee income, net of bad debt expense, was $191,000 compared to $1,696,000 the same period last year.

Property expense to revenue ratios were 29.1% and 28.9% for the three and six months ended June 30, 2011, respectively, compared to 30.0% and 30.2% for the same periods in 2010.  The Company’s percentage of leased square footage was 92.1% at June 30, 2011, compared to 89.1% at June 30, 2010.  Occupancy at June 30, 2011 was 91.0% compared to 87.2% at June 30, 2010.

The following table presents the components of interest expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$131,379	120,211	11,168	123,723	114,009	9,714
Weighted average variable interest rates (excluding loan cost amortization)	1.38%	1.48%		1.42%	1.41%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	$452	445	7	870	794	76
Amortization of bank loan costs	74	79	(5)	151	157	(6)
Total variable rate interest expense	526	524	2	1,021	951	70

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	8,741	9,058	(317)	17,759	18,184	(425)
Amortization of mortgage loan costs	179	185	(6)	383	371	12
Total fixed rate interest expense	8,920	9,243	(323)	18,142	18,555	(413)

Total interest	9,446	9,767	(321)	19,163	19,506	(343)
Less capitalized interest	(904)	(875)	(29)	(1,743)	(1,836)	93

TOTAL INTEREST EXPENSE	$8,542	8,892	(350)	17,420	17,670	(250)

EastGroup’s variable rate interest expense was relatively unchanged for the three months ended June 30, 2011, as compared to the same period last year.  For the six months ended June 30, 2011, the Company’s variable rate interest expense increased by $70,000 compared to the same period last year primarily due to an increase in the Company’s average bank borrowings.

The decrease in mortgage interest expense in 2011 was primarily due to the Company’s repayment of three mortgages as shown in the following table:

MORTGAGE LOANS REPAID IN 2010 AND 2011	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center	6.03%	10/01/10	$8,770,000
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Weighted Average/Total Amount	7.32%		$67,667,000

The repayments were partially offset by the new mortgages detailed in the table below.

NEW MORTGAGES IN 2010 AND 2011	Interest Rate	Date	Maturity Date	Amount

40th Avenue, Centennial Park, Executive Airport, Beltway V, Techway Southwest IV, Wetmore V-VIII, Ocean View and World Houston 26, 28, 29 & 30	4.39%	12/28/10	01/05/21	$74,000,000
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	05/31/11	06/05/21	65,000,000
Weighted Average/Total Amount	4.56%			$139,000,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $29,000 for the three months ended June 30, 2011, as compared to the same quarter of 2010.  For the six months ended June 30, 2011, capitalized interest decreased $93,000 as compared to the same period last year.

Depreciation and amortization expense decreased $600,000 and $1,070,000 for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  Straight-lining of rent increased income by $579,000 and $1,143,000 for the three and six months ended June 30, 2011, compared to $495,000 and $1,209,000 for the same periods in 2010.  General and administrative expense increased $63,000 and $422,000 for the three and six months ended June 30, 2011 as compared to the same periods last year.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three and six months ended June 30, 2011 and 2010 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2011	2010	2011	2010
		(In thousands)

Upgrade on Acquisitions	40 yrs	$201	10	223	28
Tenant Improvements:
New Tenants	Lease Life	1,253	3,040	3,764	4,815
New Tenants (first generation) (1)	Lease Life	376	250	1,028	281
Renewal Tenants	Lease Life	373	485	1,559	709
Other:
Building Improvements	5-40 yrs	799	1,216	2,035	1,864
Roofs	5-15 yrs	772	1,345	863	1,482
Parking Lots	3-5 yrs	274	308	509	359
Other	5 yrs	228	225	250	309
Total Capital Expenditures		$4,276	6,879	10,231	9,847

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2011 and 2010 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2011	2010	2011	2010
		(In thousands)

Development	Lease Life	$110	78	370	166
New Tenants	Lease Life	624	1,035	1,536	2,058
New Tenants (first generation) (1)	Lease Life	92	31	187	48
Renewal Tenants	Lease Life	474	868	1,289	1,530
Total Capitalized Leasing Costs		$1,300	2,012	3,382	3,802

Amortization of Leasing Costs		$1,617	1,733	3,218	3,431

(1)  First generation refers to space that has never been occupied under EastGroup’s ownership.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP.  The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value.  ASU 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011.  The Company believes the adoption of this ASU will have an immaterial impact on the Company’s overall financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011.  The Company believes the adoption of ASU 2011-05 will have an immaterial impact on the Company’s disclosures of comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $40,286,000 for the six months ended June 30, 2011.  The primary other sources of cash were from bank borrowings and mortgage notes payable.  The Company distributed $27,922,000 in common stock dividends during the six months ended June 30, 2011.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, the construction and development of properties, and capital improvements at various properties.

Total debt at June 30, 2011 and December 31, 2010 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(In thousands)
Mortgage notes payable – fixed rate	$639,962	644,424
Bank notes payable – floating rate	108,745	91,294
Total debt	$748,707	735,718

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2012.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2011, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  The line of credit has an option for a one-year extension on the same terms and conditions at the Company’s request.  The Company has one letter of credit for $341,000 associated with this line of credit which reduces the amount available on the credit facility.  At June 30, 2011, the weighted average interest rate was 1.040% on a balance of $106,000,000.

EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate is reset on a daily basis and as of June 30, 2011, was LIBOR plus 90 basis points.  At June 30, 2011, the interest rate was 1.086% on a balance of $2,745,000.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace the short-term bank borrowings.  The current economic situation is impacting lenders, making it more difficult to obtain financing.  Loan proceeds as a percentage of property values have decreased, and property values have decreased.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2011 and 2012.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common equity.

On May 31, 2011, EastGroup closed on a $65 million, non-recourse first mortgage loan with a fixed interest rate of 4.75%, a  10-year term and a 20-year amortization schedule.  The loan is secured by properties containing 1.9 million square feet.  The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.

On January 31, 2011, the Company repaid a mortgage loan with a balance of $36.1 million and an interest rate of 7.25%.  On May 10, 2011, the Company repaid a mortgage loan with a balance of $22.8 million and an interest rate of 7.92%.

In March 2011, the Company entered into Sales Agency Financing Agreements (the “Agreements”) with BNY Mellon Capital Markets, LLC and Raymond James & Associates, Inc. pursuant to which it will issue and sell shares of its common stock from time to time.  As of July 22, 2011, there have been no shares sold under the Agreements.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2010, did not materially change during the six months ended June 30, 2011, except for the increase in bank borrowings and decrease in mortgage notes payable discussed above.

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

	July-Dec. 2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt (in thousands)	$11,783	68,684	60,164	96,993	100,279	302,059	639,962	678,213	(1)
Weighted average interest rate	5.64%	6.50%	5.10%	5.69%	5.38%	5.61%	5.63%
Variable rate debt (in thousands)	$–	108,745 (2)	–	–	–	–	108,745	108,396	(3)
Weighted average interest rate	–	1.04%	–	–	–	–	1.04%

(1)
The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt is comprised of two lines of credit with balances of $106,000,000 on the $200 million line of credit and $2,745,000 on the $25 million working capital line of credit as of June 30, 2011.  The $200 million line of credit has an option for a one-year extension at the Company’s request.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of June 30, 2011, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 10 basis points, interest expense and cash flows would increase or decrease by approximately $113,000 annually.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
             (b) N. Keith McKey, Chief Financial Officer

      (32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

              (a) David H. Hoster II, Chief Executive Officer
              (b) N. Keith McKey, Chief Financial Officer

    (101) XBRL Interactive Data file will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 25, 2011

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary