Form 10-Q
period 2011-09-30
EASTGROUP PROPERTIES INC
filed 2011-10-25
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011                                       COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of October 21, 2011 was 27,080,371.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets, September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

SIGNATURES

Authorized signatures		26

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate properties	$1,486,907	1,447,455
Development	99,261	73,722
	1,586,168	1,521,177
Less accumulated depreciation	(439,465)	(403,187)
	1,146,703	1,117,990

Unconsolidated investment	2,740	2,740
Cash	447	137
Other assets	62,303	62,409
TOTAL ASSETS	$1,212,193	1,183,276

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$634,108	644,424
Notes payable to banks	144,298	91,294
Accounts payable and accrued expenses	30,404	20,969
Other liabilities	15,392	15,083
Total Liabilities	824,202	771,770

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 27,080,371 shares issued and outstanding at September 30, 2011 and 26,973,531 at December 31, 2010	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	593,923	591,106
Distributions in excess of earnings	(208,680)	(182,253)
Total Stockholders’ Equity	385,246	408,856
Noncontrolling interest in joint ventures	2,745	2,650
Total Equity	387,991	411,506
TOTAL LIABILITIES AND EQUITY	$1,212,193	1,183,276

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Income from real estate operations	$43,942	43,118	130,441	131,077
Other income	20	20	64	108
	43,962	43,138	130,505	131,185
EXPENSES
Expenses from real estate operations	12,628	13,176	37,663	39,745
Depreciation and amortization	14,437	14,648	42,790	44,071
General and administrative	2,551	2,521	8,127	7,603
Acquisition costs	55	–	55	72
	29,671	30,345	88,635	91,491
OPERATING INCOME	14,291	12,793	41,870	39,694

OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	87	84	260	251
Gain on sales of non-operating real estate	9	9	27	28
Interest income	84	85	251	252
Interest expense	(8,680)	(8,845)	(26,100)	(26,515)

NET INCOME	5,791	4,126	16,308	13,710
Net income attributable to noncontrolling interest in joint ventures	(121)	(103)	(354)	(307)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$5,670	4,023	15,954	13,403

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.21	.15	.59	.50
Weighted average shares outstanding	26,839	26,758	26,823	26,747

DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.21	.15	.59	.50
Weighted average shares outstanding	26,914	26,828	26,894	26,810

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

		Additional	Distributions	Noncontrolling
	Common	Paid-In	In Excess	Interest in
	Stock	Capital	Of Earnings	Joint Ventures	Total

BALANCE, DECEMBER 31, 2010	$3	591,106	(182,253)	2,650	411,506
Net income	–	–	15,954	354	16,308
Common dividends declared – $1.56 per share	–	–	(42,381)	–	(42,381)
Stock-based compensation, net of forfeitures	–	2,203	–	–	2,203
Issuance of 15,000 shares of common stock, common stock offering, net of expenses	–	450	–	–	450
Issuance of 6,000 shares of common stock, options exercised	–	133	–	–	133
Issuance of 4,528 shares of common stock, dividend reinvestment plan	–	188	–	–	188
Withheld 3,564 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(157)	–	–	(157)
Distributions to noncontrolling interest	–	–	–	(259)	(259)
BALANCE, SEPTEMBER 30, 2011	$3	593,923	(208,680)	2,745	387,991

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$16,308	13,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	42,790	44,071
Amortization of mortgage loan premiums	(94)	(93)
Gain on sales of land and real estate investments	(27)	(28)
Amortization of discount on mortgage loan receivable	(10)	(10)
Stock-based compensation expense	1,910	1,472
Equity in earnings of unconsolidated investment, net of distributions	–	19
Changes in operating assets and liabilities:
Accrued income and other assets	1,007	1,587
Accounts payable, accrued expenses and prepaid rent	7,042	3,087
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,926	63,815

INVESTING ACTIVITIES
Real estate development	(28,982)	(6,724)
Purchases of real estate	(23,450)	(23,906)
Real estate improvements	(14,089)	(15,438)
Repayments on mortgage loans receivable	27	28
Changes in accrued development costs	2,313	(418)
Changes in other assets and other liabilities	(5,041)	(5,058)
NET CASH USED IN INVESTING ACTIVITIES	(69,222)	(51,516)

FINANCING ACTIVITIES
Proceeds from bank borrowings	213,034	139,343
Repayments on bank borrowings	(160,030)	(94,280)
Proceeds from mortgage notes payable	65,000	–
Principal payments on mortgage notes payable	(75,222)	(14,714)
Debt issuance costs	(632)	(60)
Distributions paid to stockholders	(41,880)	(42,018)
Proceeds from common stock offerings	450	303
Proceeds from exercise of stock options	133	338
Proceeds from dividend reinvestment plan	184	201
Other	(431)	(2,320)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	606	(13,207)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	310	(908)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137	1,062
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$447	154

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,695 and $2,705 for 2011 and 2010, respectively	$25,340	25,892
Fair value of common stock awards issued to employees and directors, net of forfeitures	3,827	5,174

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

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At September 30, 2011 and December 31, 2010, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2011 and December 31, 2010, the Company determined no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $12,175,000 and $36,278,000 for the three and nine months ended September 30, 2011, respectively, and $12,222,000 and $36,429,000 for the same periods in 2010.

The Company’s real estate properties at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Real estate properties:
Land	$226,398	221,523
Buildings and building improvements	1,008,527	985,798
Tenant and other improvements	251,982	240,134
Development	99,261	73,722
	1,586,168	1,521,177
Less accumulated depreciation	(439,465)	(403,187)
	$1,146,703	1,117,990

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases.  The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other Assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.  Amortization expense for in-place lease intangibles was $661,000 and $1,693,000 for the three and nine months ended September 30, 2011, respectively, and $784,000 and $2,569,000 for the same periods in 2010.  Amortization of above and below market leases decreased rental income by $71,000 and $256,000 for the three and nine months ended September 30, 2011, respectively, and decreased rental income by $168,000 and $346,000 for the same periods in 2010.

During the first nine months of 2011, EastGroup acquired the following operating properties:  Lakeview Business Center and Ridge Creek Distribution Center II in Charlotte, North Carolina, and Broadway Industrial Park, Building VII, in Tempe, Arizona.  The Company purchased these properties for a total cost of $23,450,000, of which $22,090,000 was allocated to real estate properties.  The Company allocated $4,875,000 of the total purchase price to land using third party land valuations for the Charlotte and Tempe markets.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $1,320,000 to in-place lease intangibles, $66,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $26,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

EastGroup expensed acquisition-related costs of $55,000 during the three and nine months ended September 30, 2011.  The Company did not expense any acquisition-related costs during the three months ended September 30, 2010.  During the nine months ended September 30, 2010, EastGroup expensed acquisition-related costs of $72,000 in connection with the acquisitions of Commerce Park 2 & 3 in Charlotte, North Carolina; Ocean View Corporate Center in San Diego, California; and East University Distribution Center III in Phoenix, Arizona.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at September 30, 2011 and December 31, 2010.

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

EastGroup did not sell any real estate properties during 2010 or during the first nine months of 2011, and the Company had no real estate properties held for sale at September 30, 2011 or December 31, 2010.  Therefore, the Company has no Discontinued Operations on the Consolidated Statements of Income.

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	September 30, 2011	December 31, 2010
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization of $15,799 and $18,566 for 2011 and 2010, respectively	$22,776	22,274
Straight-line rent receivable, net of allowance for doubtful accounts of $311 and $282 for 2011 and 2010, respectively	20,208	18,694
Accounts receivable, net of allowance for doubtful accounts of $484 and $706 for 2011 and 2010, respectively	2,629	2,460
Mortgage loans receivable, net of discount of $46 and $56 for 2011 and 2010, respectively	4,114	4,131
Loan costs, net of accumulated amortization of $4,173 and $4,129 for 2011 and 2010, respectively	3,195	3,358
Acquired in-place lease intangibles, net of accumulated amortization of $8,136 and $6,443 for 2011 and 2010, respectively	2,672	3,046
Goodwill	990	990
Prepaid expenses and other assets	5,719	7,456
	$62,303	62,409

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:
	September 30, 2011	December 31, 2010
	(In thousands)

Property taxes payable	$17,859	9,776
Interest payable	2,685	2,625
Dividends payable on nonvested restricted stock	1,292	791
Development costs payable	2,986	673
Other payables and accrued expenses	5,582	7,104
	$30,404	20,969

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:
	September 30, 2011	December 31, 2010
	(In thousands)

Security deposits	$8,887	8,299
Prepaid rent and other deferred income	5,991	6,440
Other liabilities	514	344
	$15,392	15,083

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss are summarized below.  See Note 12 for information regarding the Company’s interest rate swap, which was settled in October 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$–	(159)	–	(318)
Change in fair value of interest rate swap	–	76	–	235
Balance at end of period	$–	(83)	–	(83)

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$5,670	4,023	15,954	13,403
Denominator – weighted average shares outstanding	26,839	26,758	26,823	26,747
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC.
COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$5,670	4,023	15,954	13,403
Denominator:
Weighted average shares outstanding	26,839	26,758	26,823	26,747
Common stock options	5	9	7	11
Nonvested restricted stock	70	61	64	52
Total Shares	26,914	26,828	26,894	26,810

(14)  STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,407,156 at September 30, 2011.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $555,000 and $1,903,000 for the three and nine months ended September 30, 2011, respectively, of which $102,000 and $188,000 were capitalized as part of the Company’s development costs.  For the three and nine months ended September 30, 2010, stock-based compensation cost was $470,000 and $1,331,000, respectively, of which $10,000 and $39,000 were capitalized as part of the Company’s development costs.

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

Following is a summary of the total shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first quarter of 2011, the Company withheld 3,564 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2011 was $613,000.  There were no shares that vested in the second or third quarters of 2011.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Award Activity:	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	235,162	$38.89	170,575	$36.29
Granted	–	–	78,491	45.05
Forfeited	(233)	35.85	(233)	35.85
Vested	–	–	(13,904)	41.77
Nonvested at end of period	234,929	$38.89	234,929	$38.89

Directors Equity Plan
In May 2005, the stockholders of the Company approved the EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan that authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The Directors Equity Incentive Plan was further amended by the Board of Directors in May 2006, May 2008 and May 2011.  Stock-based compensation expense for directors was $75,000 and $195,000 for the three and nine months ended September 30, 2011, respectively, and $60,000 and $180,000 for the same periods in 2010.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company believes the adoption of this ASU will have an immaterial impact on the Company.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$447	447	137	137
Mortgage loans receivable, net of discount	4,114	4,320	4,131	4,199
Financial Liabilities:
Mortgage notes payable	634,108	680,931	644,424	671,527
Notes payable to banks	144,298	144,064	91,294	89,818

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

(18)  SUBSEQUENT EVENT

In October 2011, EastGroup executed an application for a $54 million, non-recourse first mortgage loan with a fixed interest rate of 4.09%, a 10-year term and a 20-year amortization schedule.  The loan, which will be secured by properties containing 1.4 million square feet, is expected to close in January 2012.  The Company plans to use the proceeds of this mortgage loan to reduce variable rate bank borrowings.

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

The operations of the Company have improved during the nine months ended September 30, 2011, compared to the same period of 2010.  Occupancy has stabilized and is currently improving, but the Company still experiences decreases in rental rates.  The Company is able to obtain financing at attractive rates, but mortgage loan proceeds as a percentage of property values have decreased, and lenders’ underwriting standards have become stricter. The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2011 and 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage financing from insurance companies and financial institutions as evidenced by the closing of a $65 million, non-recourse first mortgage loan in May 2011, the signing of an application for a $54 million, non-recourse first mortgage loan in October 2011, and the continuous common equity offering program, which provided net proceeds to the Company of $450,000 in the third quarter of 2011, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the nine months ended September 30, 2011, leases expired on 3,390,000 square feet (11.9%) of EastGroup’s total square footage of 28,556,000, and the Company was successful in renewing or re-leasing 85% of the expiring square feet.  In addition, EastGroup leased 1,984,000 square feet of other vacant space during this period.  During the nine months ended September 30, 2011, average rental rates on new and renewal leases decreased by 13.1%.  Property net operating income (PNOI) from same properties increased 3.6% for the quarter ended September 30, 2011, as compared to the same quarter in 2010.  For the nine months ended September 30, 2011, PNOI from same properties increased 0.5% as compared to the same period last year.

EastGroup’s total leased percentage was 93.9% at September 30, 2011, compared to 90.0% at September 30, 2010.  Leases scheduled to expire for the remainder of 2011 were 2.0% of the portfolio on a square foot basis at September 30, 2011, and this figure was reduced to 1.4% as of October 21, 2011.

The Company generates new sources of leasing revenue through its acquisition and development programs.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the first nine months of 2011, the Company acquired three operating properties (451,000 square feet) in Charlotte, North Carolina, and Tempe, Arizona, for $23,450,000 and 165 acres of development land in Houston, Texas, and Chandler (Phoenix), Arizona, for $13,290,000.  As of September 30, 2011, EastGroup’s development program consisted of six projects (411,000 square feet) located in Houston and San Antonio, Texas, and Orlando, Florida.  The projected total cost for the development projects, which were collectively 65% leased as of October 21, 2011, is $31.7 million, of which $14.0 million remained to be invested as of September 30, 2011.

During the first nine months of 2011, the Company initially funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

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

PNOI is a supplemental industry reporting measurement used to evaluate the performance of the Company’s real estate investments. The Company believes the exclusion of depreciation and amortization in the industry’s calculation of PNOI provides a supplemental indicator of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (REITs).  The major factors influencing PNOI are occupancy levels, acquisitions and sales, development properties that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses.  The Company’s success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.  PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Income from real estate operations	$43,942	43,118	130,441	131,077
Expenses from real estate operations	(12,628)	(13,176)	(37,663)	(39,745)
PROPERTY NET OPERATING INCOME	$31,314	29,942	92,778	91,332

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
NET INCOME	$5,791	4,126	16,308	13,710
Equity in earnings of unconsolidated investment	(87)	(84)	(260)	(251)
Interest income	(84)	(85)	(251)	(252)
Other income	(20)	(20)	(64)	(108)
Gain on sales of non-operating real estate	(9)	(9)	(27)	(28)
Depreciation and amortization from continuing operations	14,437	14,648	42,790	44,071
Interest expense	8,680	8,845	26,100	26,515
General and administrative expense	2,551	2,521	8,127	7,603
Acquisition costs	55	–	55	72
PROPERTY NET OPERATING INCOME	$31,314	29,942	92,778	91,332

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$5,670	4,023	15,954	13,403
Depreciation and amortization from continuing operations	14,437	14,648	42,790	44,071
Depreciation from unconsolidated investment	33	33	100	99
Noncontrolling interest depreciation and amortization	(54)	(52)	(162)	(157)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$20,086	18,652	58,682	57,416

Net income attributable to common stockholders per diluted share	$.21	.15	.59	.50
Funds from operations (FFO) attributable to common stockholders per diluted share	.75	.70	2.18	2.14
Diluted shares for earnings per share and funds from operations	26,914	26,828	26,894	26,810

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2011 was $.75 per share compared with $.70 per share for the same period of 2010, an increase of 7.1% per share.  For the nine months ended September 30, 2011, FFO was $2.18 per share compared with $2.14 per share for the same period of 2010, an increase of 1.9% per share.

For the three months ended September 30, 2011, PNOI increased by $1,372,000 primarily due to increases in PNOI of $1,083,000 from same property operations, $215,000 from 2011 acquisitions, and $70,000 from newly developed properties.  Interest expense was $8,680,000 for the three months ended September 30, 2011, compared to $8,845,000 for the same period of 2010.  Interest expense decreased due to lower interest rates on the refinancing of two mortgage loans in 2011, offset by higher average loan balances in 2011 compared to 2010.

For the nine months ended September 30, 2011, PNOI increased by $1,446,000 mainly due to increases in PNOI of $730,000 from newly developed properties, $448,000 from same property operations, and $255,000 from 2010 and 2011 acquisitions.  Interest expense was $26,100,000 for the nine months ended September 30, 2011, compared to $26,515,000 for the same period of 2010.  The decrease was mainly due to lower interest rates on the refinancing of two mortgage loans in 2011.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 3.6% for the three months ended September 30, 2011, and increased 0.5% for the nine months.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2011, was 93.0%.  Quarter-end occupancy ranged from 88.3% to 93.0% over the period from September 30, 2010 to September 30, 2011.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (6.1% of total square footage) averaged 13.8% for the third quarter of 2011.  For the nine months ended September 30, 2011, rental rate decreases on new and renewal leases (17.1% of total square footage) averaged 13.1%.

•
Termination fee income for the three and nine months ended September 30, 2011, was $52,000 and $542,000, respectively, compared to $378,000 and $2,816,000, respectively, for the same periods of 2010.  Bad debt expense for the three and nine months ended September 30, 2011 was $128,000 and $427,000, respectively, compared to $91,000 and $833,000, respectively, for the same periods last year.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,212,193,000 at September 30, 2011, an increase of $28,917,000 from December 31, 2010.  Liabilities increased $52,432,000 to $824,202,000, and equity decreased $23,515,000 to $387,991,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $39,452,000 during the nine months ended September 30, 2011, primarily due to the purchase of the operating properties detailed below, capital improvements at the Company’s properties and the transfer of one property from development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2011	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Lakeview Business Center	Charlotte, NC	127,000	08/17/11	$6,460
Ridge Creek Distribution Center II	Charlotte, NC	300,000	08/17/11	14,530
Broadway Industrial Park, Building VII	Tempe, AZ	24,000	09/26/11	1,100
Total Acquisitions		451,000		$22,090

(1)
Total cost of the properties acquired was $23,450,000, of which $22,090,000 was allocated to real estate properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $1,320,000 to in-place lease intangibles, $66,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $26,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first nine months of 2011, the Company expensed acquisition-related costs of $55,000 in connection with the Lakeview, Ridge Creek II and Broadway VII acquisitions.

The Company made capital improvements of $13,918,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $1,960,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Accumulated depreciation on real estate and development properties increased $36,278,000 during the first nine months of 2011 due to depreciation expense on real estate properties.

Development
EastGroup’s investment in development at September 30, 2011 consisted of properties in lease-up and under construction of $17,695,000 and prospective development (primarily land) of $81,566,000.  The Company’s total investment in development at September 30, 2011 was $99,261,000 compared to $73,722,000 at December 31, 2010.  Total capital invested for development during the first nine months of 2011 was $28,982,000, which consisted of costs of $26,946,000 and $76,000 as detailed in the development activity table and costs of $1,960,000 on development properties subsequent to transfer to Real Estate Properties.

During the first nine months of 2011, EastGroup purchased 31.5 acres of development land in Chandler (Phoenix), Arizona, for $3,219,000 and 133.1 acres of development land in Houston, Texas, to expand its existing World Houston International Business Center for $10,071,000.  Costs associated with these acquisitions are included in the development activity table.  The Company transferred one development to Real Estate Properties during the first nine months of 2011 with a total investment of $1,483,000 as of the date of transfer.

Costs Incurred
DEVELOPMENT	Size	Costs Transferred in 2011(1)	For the Nine Months Ended 9/30/11	Cumulative as of 9/30/11	Estimated Total Costs
	(Square feet)	(In thousands)

LEASE-UP
World Houston 31, Houston, TX	44,000	$–	2,304	3,359		4,600
Beltway Crossing VIII, Houston, TX	88,000	1,256	2,673	3,929		5,300
Total Lease-Up	132,000	1,256	4,977	7,288		9,900
UNDER CONSTRUCTION
World Houston 32, Houston, TX	94,000	1,834	2,588	4,422		6,800
Southridge IX, Orlando, FL	76,000	1,987	1,061	3,048		5,400
Thousand Oaks 1, San Antonio, TX	36,000	865	391	1,256		4,600
Thousand Oaks 2, San Antonio, TX	73,000	1,187	494	1,681		5,000
Total Under Construction	279,000	5,873	4,534	10,407		21,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Phoenix, AZ	432,000	–	3,363	3,363		30,800
Tucson, AZ	70,000	–	–	417		4,900
Tampa, FL	249,000	–	211	4,411		14,600
Orlando, FL	1,508,000	(1,987)	1,968	23,013		96,300
Fort Myers, FL	659,000	–	497	17,051		48,100
Dallas, TX	70,000	–	47	749		4,100
El Paso, TX	251,000	–	–	2,444		9,600
Houston, TX	2,412,000	(3,090)	10,963	23,271		151,800
San Antonio, TX	484,000	(2,052)	332	4,912		32,200
Charlotte, NC	95,000	–	54	1,229		7,100
Jackson, MS	28,000	–	–	706		2,000
Total Prospective Development	6,258,000	(7,129)	17,435	81,566		401,500
	6,669,000	$–	26,946	99,261		433,200
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2011
Arion 8 Expansion, San Antonio, TX	20,000	$–	76	1,483
Total Transferred to Real Estate Properties	20,000	$–	76	1,483	(2)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2) Represents cumulative costs at the date of transfer.

A summary of Other Assets is presented in Note 8 in the Notes to Consolidated Financial Statements.

Liabilities

Mortgage notes payable decreased $10,316,000 during the nine months ended September 30, 2011.  The decrease resulted from the repayment of two mortgages of $58,897,000, regularly scheduled principal payments of $16,325,000 and mortgage loan premium amortization of $94,000, offset by a $65,000,000 mortgage loan executed by the Company during the second quarter of 2011.

Notes payable to banks increased $53,004,000 during the nine months ended September 30, 2011, as a result of advances of $213,034,000 exceeding repayments of $160,030,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

See Note 9 in the Notes to Consolidated Financial Statements for a summary of Accounts Payable and Accrued Expenses.  See Note 10 in the Notes to Consolidated Financial Statements for a summary of Other Liabilities.

Equity

For the nine months ended September 30, 2011, distributions in excess of earnings increased $26,427,000 as a result of dividends on common stock of $42,381,000 exceeding net income attributable to EastGroup Properties, Inc. common stockholders of $15,954,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010.)

Net income attributable to common stockholders for the three and nine months ended September 30, 2011, was $5,670,000 ($.21 per basic and diluted share) and $15,954,000 ($.59 per basic and diluted share), respectively, compared to $4,023,000 ($.15 per basic and diluted share) and $13,403,000 ($.50 per basic and diluted share) for the same periods in 2010.  The increases in both periods were primarily due to increased PNOI and decreased depreciation and amortization expense.  The increase for the nine months ended September 30, 2011, was also attributable to decreased interest expense resulting from lower interest rates on the refinancing of two mortgage loans in 2011.

PNOI for the three months ended September 30, 2011, increased by $1,372,000, or 4.6%, as compared to the same period in 2010.  The increase was primarily attributable to increases in PNOI of $1,083,000 from same property operations, $215,000 from 2011 acquisitions, and $70,000 from newly developed properties.  For the three months ended September 30, 2011, bad debt expense exceeded termination fee income by $76,000.  For the three months ended September 30, 2010, termination fee income exceeded bad debt expense by $287,000.

PNOI for the nine months ended September 30, 2011, increased by $1,446,000, or 1.6%, as compared to the same period in 2010.  The increase was primarily attributable to an increase in PNOI of $730,000 from newly developed properties, $448,000 from same property operations, and $255,000 from 2010 and 2011 acquisitions.  For the nine months ended September 30, 2011, termination fee income, net of bad debt expense, was $115,000 compared to $1,983,000 for the same period last year.

Property expense to revenue ratios were 28.7% and 28.9% for the three and nine months ended September 30, 2011, respectively, compared to 30.6% and 30.3% for the same periods in 2010.  The Company’s percentage of leased square footage was 93.9% at September 30, 2011, compared to 90.0% at September 30, 2010.  Occupancy at September 30, 2011 was 93.0% compared to 88.3% at September 30, 2010.

The following table presents the components of interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$113,556	124,291	(10,735)	120,297	117,474	2,823
Weighted average variable interest rates (excluding loan cost amortization)	1.42%	1.48%		1.42%	1.43%

VARIABLE RATE INTEREST EXPENSE
Variable rate interest (excluding loan cost amortization)	$407	465	(58)	1,277	1,259	18
Amortization of bank loan costs	74	78	(4)	225	235	(10)
Total variable rate interest expense	481	543	(62)	1,502	1,494	8

FIXED RATE INTEREST EXPENSE
Fixed rate interest (excluding loan cost amortization)	8,966	8,986	(20)	26,725	27,170	(445)
Amortization of mortgage loan costs	185	185	–	568	556	12
Total fixed rate interest expense	9,151	9,171	(20)	27,293	27,726	(433)

Total interest	9,632	9,714	(82)	28,795	29,220	(425)
Less capitalized interest	(952)	(869)	(83)	(2,695)	(2,705)	10

TOTAL INTEREST EXPENSE	$8,680	8,845	(165)	26,100	26,515	(415)

EastGroup’s variable rate interest expense decreased by $62,000 for the three months ended September 30, 2011, as compared to the same period last year due to decreases in the Company’s average bank borrowings and weighted average variable interest rates.  For the nine months ended September 30, 2011, the Company’s variable rate interest expense remained relatively unchanged as compared to the same period in 2010.

The decrease in mortgage interest expense in 2011 was primarily due to lower interest rates on the refinancing of mortgage loans.  During 2010 and 2011, the Company repaid three mortgages as shown in the following table:

MORTGAGE LOANS REPAID IN 2010 AND 2011	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center	6.03%	10/01/10	$8,770,000
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Weighted Average/Total Amount	7.32%		$67,667,000

During 2010 and 2011, the Company closed on the new mortgages detailed in the table below.

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

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $83,000 for the three months ended September 30, 2011, as compared to the same quarter of 2010.  For the nine months ended September 30, 2011, capitalized interest decreased $10,000 as compared to the same period last year.

Depreciation and amortization expense decreased $211,000 and $1,281,000 for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  Straight-lining of rent increased income by $430,000 and $1,573,000 for the three and nine months ended September 30, 2011, compared to $735,000 and $1,944,000 for the same periods in 2010.

General and administrative expense increased $30,000 and $524,000 for the three and nine months ended September 30, 2011 as compared to the same periods last year.  The increase for both periods was primarily due to increased compensation expense, offset by increased capitalization of development costs due to increased development activity in 2011 as compared to 2010.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three and nine months ended September 30, 2011 and 2010 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2011	2010	2011	2010
		(In thousands)

Upgrade on Acquisitions	40 yrs	$31	4	254	32
Tenant Improvements:
New Tenants	Lease Life	2,191	3,599	5,955	8,414
New Tenants (first generation) (1)	Lease Life	–	301	1,028	582
Renewal Tenants	Lease Life	232	459	1,791	1,168
Other:
Building Improvements	5-40 yrs	713	1,077	2,748	2,941
Roofs	5-15 yrs	292	553	1,155	2,035
Parking Lots	3-5 yrs	180	469	689	828
Other	5 yrs	48	144	298	453
Total Capital Expenditures		$3,687	6,606	13,918	16,453

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2011 and 2010 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2011	2010	2011	2010
		(In thousands)

Development	Lease Life	$430	26	800	192
New Tenants	Lease Life	915	876	2,451	2,934
New Tenants (first generation) (1)	Lease Life	–	43	187	91
Renewal Tenants	Lease Life	593	1,005	1,882	2,535
Total Capitalized Leasing Costs		$1,938	1,950	5,320	5,752

Amortization of Leasing Costs		$1,601	1,642	4,819	5,073

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company believes the adoption of this ASU will have an immaterial impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $68,926,000 for the nine months ended September 30, 2011.  The primary other sources of cash were from bank borrowings and mortgage notes payable.  The Company distributed $41,880,000 in common stock dividends during the nine months ended September 30, 2011.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, the construction and development of properties, the acquisition of properties, and capital improvements at various properties.

Total debt at September 30, 2011 and December 31, 2010 is detailed below.  The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(In thousands)
Mortgage notes payable – fixed rate	$634,108	644,424
Bank notes payable – floating rate	144,298	91,294
Total debt	$778,406	735,718

EastGroup has a four-year, $200 million unsecured revolving credit facility with a group of seven banks that was scheduled to mature in January 2012; however, the Company has exercised its right for a one-year extension on the same terms and conditions.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2011, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  At September 30, 2011, the weighted average interest rate was 1.090% on a balance of $133,000,000.

EastGroup also has a four-year, $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2012.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate is reset on a daily basis and as of September 30, 2011, was LIBOR plus 90 basis points.  At September 30, 2011, the interest rate was 1.139% on a balance of $11,298,000.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace the short-term bank borrowings.  Even though mortgage loan proceeds as a percentage of property values have decreased, and lenders’ underwriting standards have become stricter, the Company is able to obtain financing at attractive rates.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2011 and 2012.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common and/or preferred equity.

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

In October 2011, EastGroup executed an application for a $54 million, non-recourse first mortgage loan with a fixed interest rate of 4.09%, a 10-year term and a 20-year amortization schedule.  The loan, which will be secured by properties containing 1.4 million square feet, is expected to close in January 2012.  The Company plans to use the proceeds of this mortgage loan to reduce variable rate bank borrowings.

In March 2011, the Company entered into Sales Agency Financing Agreements (the “Agreements”) with BNY Mellon Capital Markets, LLC and Raymond James & Associates, Inc. pursuant to which it may issue and sell shares of its common stock from time to time.  As of October 21, 2011, EastGroup had sold and issued 15,000 shares of common stock at an average price of $46.40 per share with gross proceeds to the Company of $696,000.  The Company incurred offering-related costs of $246,000, resulting in net proceeds to the Company of $450,000.  The proceeds were used to reduce variable rate bank borrowings.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2010, did not materially change during the nine months ended  September 30, 2011, except for the increase in bank borrowings and decrease in mortgage notes payable discussed above.

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

EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  The current state of the economy, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may therefore increase bad debt expense.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, the economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

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

	Oct.-Dec. 2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt (in thousands)	$5,928	68,684	60,164	96,993	100,279	302,060	634,108	680,931	(1)
Weighted average interest rate	5.64%	6.50%	5.10%	5.69%	5.38%	5.61%	5.63%
Variable rate debt (in thousands)	$–	144,298 (2)	–	–	–	–	144,298	144,064	(3)
Weighted average interest rate	–	1.09%	–	–	–	–	1.09%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt is comprised of two lines of credit with balances of $133,000,000 on the $200 million line of credit and $11,298,000 on the $25 million working capital line of credit as of September 30, 2011.  The Company has exercised its right for a one-year extension on the $200 million line of credit.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of September 30, 2011, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $157,000 annually.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) N. Keith McKey, Chief Financial Officer

(32) Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(a) David H. Hoster II, Chief Executive Officer

(b) N. Keith McKey, Chief Financial Officer

(101) The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

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

Date:  October 25, 2011

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary