Form 10-K
period 2011-12-31
EASTGROUP PROPERTIES INC
filed 2012-02-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011                COMMISSION FILE NUMBER 1-07094

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

Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter:  $1,104,183,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 21, 2012 was 27,859,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and asset management offices in Charlotte and Dallas.  EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida (except Fort Myers), Arizona, Mississippi, North Carolina, and Houston and San Antonio, Texas properties, which together account for 71% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona also provide development capability and oversight in those states.  As of February 21, 2012, EastGroup had 69 full-time employees and 3 part-time employees.

Operations
EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina.  The Company’s goal is to maximize shareholder value by being a leading provider of functional, flexible and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  EastGroup’s strategy for growth is based on the ownership of premier distribution facilities generally clustered near major transportation features in supply constrained submarkets.  Over 99% of the Company’s revenue consists of rental income from real estate properties.

During 2011, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased five warehouse distribution complexes with a total of 21 buildings (1,770,000 square feet) and 164.6 acres of development land for a combined cost of $101.9 million.  Also during 2011, EastGroup began construction of eight development projects (527,000 square feet) and transferred one property (20,000 square feet) with aggregate costs of $1.5 million at the date of transfer from development to real estate properties.

EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity, including preferred equity, and/or fixed-rate term loans.  EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.

EastGroup holds its properties as long-term investments but may determine to sell certain properties that no longer meet its investment criteria.  The Company may provide financing in connection with such sales of property if market conditions require.  In addition, the Company may provide financing to a partner or co-owner in connection with an acquisition of real estate in certain situations.

Subject to the requirements necessary to maintain EastGroup’s qualifications as a REIT, the Company may acquire securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over those entities.

The Company intends to continue to qualify as a REIT under the Code.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.

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

We may be unable to compete for properties and tenants.  The real estate business is highly competitive.  We compete for interests in properties with other real estate investors and purchasers, some of whom have greater financial resources, revenues and geographical diversity than we have.  Furthermore, we compete for tenants with other property owners.  All of our industrial properties are subject to significant local competition.  We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

We are subject to significant regulation that constrains our activities.  Local zoning and land use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities.  These regulations may prevent us from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require us to modify our properties, and noncompliance could result in the imposition of fines or an award of damages to private litigants.  Future legislation may impose additional requirements.  We cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

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
•
fluctuations of occupancy and rental rates at newly completed properties, which depend on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  Our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our ordinary taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may substantially increase our debt-to-total market capitalization ratio.  Additional equity financing may dilute the holdings of our current stockholders.

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

Fluctuations in interest rates may adversely affect our operations and value of our stock.  As of December 31, 2011, we had approximately $154.5 million of variable interest rate debt.  As of December 31, 2011, the weighted average interest rate on our variable rate debt was 1.15%.  We may incur additional indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates.  Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

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

There is a risk of changes in the tax law applicable to real estate investment trusts.  Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

We face possible adverse changes in tax laws.  From time to time, changes in state and local tax laws or regulations are enacted which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition, results of operations and the amount of cash available for the payment of dividends.

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

The Maryland Control Share Acquisition Act provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to cast on the matter.  "Control Shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power:  one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power.  A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 268 industrial properties and one office building at December 31, 2011.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 21, 2012, EastGroup’s portfolio was 94.0% leased and 93.2% occupied.  The Company has developed approximately 31% of its total portfolio, including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (77% of the total portfolio) with the remainder in bulk distribution space (18%) and business service space (5%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2011, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

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

Shares of Common Stock Market Prices and Dividends

	Calendar Year 2011			Calendar Year 2010
Quarter	High	Low	Distributions	High	Low	Distributions
First	$45.53	40.79	$.52	$39.09	33.65	$.52
Second	46.91	41.36	.52	42.02	35.44	.52
Third	46.32	34.76	.52	37.97	33.39	.52
Fourth	44.71	36.01	.52	43.05	37.50	.52
			$2.08			$2.08

As of February 21, 2012, there were 660 holders of record of the Company’s 27,859,569 outstanding shares of common stock.  The Company distributed all of its 2011 and 2010 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2011 and 2010.

Federal Income Tax Treatment of Share Distributions
	Years Ended December 31,
	2011	2010
Common Share Distributions:
Ordinary income	$1.6852	1.4775
Return of capital	.3948	.6025
Total Common Distributions	$2.0800	2.0800

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/11 thru 10/31/11	–	$–	–	672,300
11/01/11 thru 11/30/11	–	–	–	672,300
12/01/11 thru 12/31/11	–	–	–	672,300	(1)
Total	–	$–	–

(1)
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

Performance Graph
The following graph compares, over the five years ended December 31, 2011, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE NAREIT Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Fiscal years ended December 31,
	2006	2007	2008	2009	2010	2011
EastGroup	$100.00	81.66	72.86	82.65	96.46	104.13
FTSE NAREIT Equity REITs	100.00	84.31	52.50	67.19	85.98	93.11
S&P 500 Total Return	100.00	105.49	66.46	84.05	96.71	98.75

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2006, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
	Years Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA	(In thousands, except per share data)
Revenues
Income from real estate operations	$174,484	173,002	172,273	168,255	150,038
Other income	147	124	81	248	92
	174,631	173,126	172,354	168,503	150,130
Expenses
Expenses from real estate operations	49,411	51,142	50,259	47,259	40,837
Depreciation and amortization	57,451	58,350	53,953	51,144	47,644
General and administrative	10,691	10,260	8,894	8,547	8,295
Acquisition costs	252	72	177	–	–
	117,805	119,824	113,283	106,950	96,776
Operating income	56,826	53,302	59,071	61,553	53,354
Other income (expense)
Equity in earnings of unconsolidated investment	347	335	320	316	285
Gain on sales of non-operating real estate	36	37	31	321	2,602
Gain on sales of securities	–	–	–	435	–
Other expense	–	(84)	–	–	–
Interest income	334	336	302	293	306
Interest expense	(34,709)	(35,171)	(32,520)	(30,192)	(27,314)
Income from continuing operations	22,834	18,755	27,204	32,726	29,233
Discontinued operations
Income (loss) from real estate operations	–	–	(139)	10	150
Gain on sales of real estate investments	–	–	29	2,032	960
Income (loss) from discontinued operations	–	–	(110)	2,042	1,110
Net income	22,834	18,755	27,094	34,768	30,343
Net income attributable to noncontrolling interest in joint ventures	(475)	(430)	(435)	(626)	(609)
Net income attributable to EastGroup Properties, Inc.	22,359	18,325	26,659	34,142	29,734
Dividends on Series D preferred shares	–	–	–	1,326	2,624
Costs on redemption of Series D preferred shares	–	–	–	682	–
Net income attributable to EastGroup Properties, Inc. common stockholders	$22,359	18,325	26,659	32,134	27,110
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.83	.68	1.04	1.23	1.10
Income (loss) from discontinued operations	.00	.00	.00	.08	.05
Net income attributable to common stockholders	$.83	.68	1.04	1.31	1.15
Weighted average shares outstanding	26,897	26,752	25,590	24,503	23,562
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.83	.68	1.04	1.22	1.09
Income (loss) from discontinued operations	.00	.00	.00	.08	.05
Net income attributable to common stockholders	$.83	.68	1.04	1.30	1.14
Weighted average shares outstanding	26,971	26,824	25,690	24,653	23,781
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$22,359	18,325	26,769	30,092	26,000
Income (loss) from discontinued operations	–	–	(110)	2,042	1,110
Net income attributable to common stockholders	$22,359	18,325	26,659	32,134	27,110
OTHER PER SHARE DATA
Book value, at end of year	$14.56	15.16	16.57	16.39	15.51
Common distributions declared	2.08	2.08	2.08	2.08	2.00
Common distributions paid	2.08	2.08	2.08	2.08	2.00
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost(1)	$1,669,460	1,528,048	1,475,062	1,409,476	1,270,691
Real estate investments, net of accumulated depreciation(1)	1,217,655	1,124,861	1,120,317	1,099,125	1,001,559
Total assets	1,286,516	1,183,276	1,178,518	1,156,205	1,055,833
Mortgage, term and bank loans payable	832,686	735,718	692,105	695,692	600,804
Total liabilities	880,907	771,770	731,422	742,829	651,136
Noncontrolling interest in joint ventures	2,780	2,650	2,577	2,536	2,312
Total stockholders’ equity	402,829	408,856	444,519	410,840	402,385

(1) Includes mortgage loans receivable and unconsolidated investment. See Notes 4 and 5 in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  The Company acquires, develops and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

The operations of the Company improved during 2011 compared to 2010.  Occupancy has stabilized and is currently improving, but the Company still experiences decreases in rental rates.  The Company is able to obtain financing at attractive rates, but lenders’ underwriting standards have become stricter.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage financing from insurance companies and financial institutions as evidenced by the closing of a $65 million, non-recourse first mortgage loan in May 2011; the closing of a $54 million, non-recourse first mortgage loan in January 2012; the closing of a $50 million unsecured term loan in December 2011; and the continuous common equity offering program, which provided net proceeds to the Company of $25.2 million during 2011, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2011, leases expired on 4,433,000 square feet (14.8%) of EastGroup’s total square footage of 29,874,000, and the Company was successful in renewing or re-leasing 85% of the expiring square feet.  In addition, EastGroup leased 2,500,000 square feet of other vacant space during the year.  During 2011, average rental rates on new and renewal leases decreased by 11.3%.  Property net operating income (PNOI) from same properties increased 1.2% for 2011 compared to 2010.

EastGroup’s total leased percentage was 94.7% at December 31, 2011 compared to 90.8% at December 31, 2010.  Leases scheduled to expire in 2012 were 16.0% of the portfolio on a square foot basis at December 31, 2011.  As of February 21, 2012, leases scheduled to expire in 2012 were 13.4% of the portfolio on a square foot basis.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During 2011, EastGroup purchased five warehouse distribution complexes (1,770,000 square feet) and 164.6 acres of development land for a total of $101.9 million.  The operating properties are located in Tampa (1,147,000 square feet), Charlotte (427,000 square feet), San Antonio (172,000 square feet) and Tempe, Arizona (24,000 square feet).  The development land is located adjacent to the Company’s existing World Houston International Business Center (133.1 acres) and near an existing EastGroup property in Chandler, Arizona (31.5 acres).

EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During 2011, the Company began construction of eight development projects containing 527,000 square feet in Houston, San Antonio and Orlando.  Also in 2011, EastGroup transferred one property (20,000 square feet) in San Antonio from its development program to real estate properties with costs of $1.5 million at the date of transfer.  As of December 31, 2011, EastGroup’s development program consisted of nine buildings (571,000 square feet) located in Houston, San Antonio and Orlando.  The projected total cost for the development projects, which were collectively 47% leased as of February 21, 2012, is $44.3 million, of which $13.6 million remained to be invested as of December 31, 2011.

During 2011, the Company initially funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three fiscal years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Income from real estate operations	$174,484	173,002	172,273
Expenses from real estate operations	(49,411)	(51,142)	(50,259)
PROPERTY NET OPERATING INCOME	$125,073	121,860	122,014

Income from real estate operations is comprised of rental income, expense reimbursement pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
		(In thousands)

NET INCOME	$22,834	18,755	27,094
Equity in earnings of unconsolidated investment	(347)	(335)	(320)
Interest income	(334)	(336)	(302)
Other income	(147)	(124)	(81)
Gain on sales of non-operating real estate	(36)	(37)	(31)
(Income) loss from discontinued operations	–	–	110
Depreciation and amortization from continuing operations	57,451	58,350	53,953
Interest expense	34,709	35,171	32,520
General and administrative expense	10,691	10,260	8,894
Acquisition costs	252	72	177
Other expense	–	84	–
PROPERTY NET OPERATING INCOME	$125,073	121,860	122,014

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes that excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$22,359	18,325	26,659
Depreciation and amortization from continuing operations	57,451	58,350	53,953
Depreciation and amortization from discontinued operations	–	–	51
Depreciation from unconsolidated investment	133	132	132
Noncontrolling interest depreciation and amortization	(219)	(210)	(206)
Gain on sales of depreciable real estate investments	–	–	(29)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$79,724	76,597	80,560

Net income attributable to common stockholders per diluted share	$.83	.68	1.04
Funds from operations attributable to common stockholders per diluted share	2.96	2.86	3.14
Diluted shares for earnings per share and funds from operations	26,971	26,824	25,690

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For the year 2011, FFO was $2.96 per share compared with $2.86 per share for 2010, an increase of 3.5% per share.

For the year ended December 31, 2011, PNOI increased by $3,213,000, or 2.6%, compared to 2010 mainly due to increases in PNOI of $1,447,000 from same property operations, $969,000 from newly developed properties, and $799,000 from 2010 and 2011 acquisitions.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 1.2% for the year ended December 31, 2011, compared to 2010.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2011 was 93.9%.  Quarter-end occupancy ranged from 89.8% to 93.9% over the period from December 31, 2010 to December 31, 2011.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2011, rental rate decreases on new and renewal leases (20.9% of total square footage) averaged 11.3%.

•	For the year 2011, termination fee income was $565,000 compared to $2,853,000 for 2010. Bad debt expense was $550,000 for 2011 compared to $1,035,000 for 2010.

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

During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes, and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) that are deemed directly or indirectly related to such development activities.

The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs.  The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.  Currently, the Company’s management knows of no impairment issues nor has it experienced any impairment issues in recent years.  EastGroup currently has the intent and ability to hold its real estate investments and to hold its land inventory for future development.  In the event of impairment, the property’s basis would be reduced, and the impairment would be recognized as a current period charge on the Consolidated Statements of Income.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2011, 2010 and 2009 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.

FINANCIAL CONDITION
EastGroup’s assets were $1,286,516,000 at December 31, 2011, an increase of $103,240,000 from December 31, 2010.  Liabilities increased $109,137,000 to $880,907,000 and equity decreased $5,897,000 to $405,609,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $102,989,000 during the year ended December 31, 2011, primarily due to the purchase of the operating properties detailed below and the transfer of one property from Development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2011	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Lakeview Business Center	Charlotte, NC	127,000	08/17/11	$6,460
Ridge Creek Distribution Center II	Charlotte, NC	300,000	08/17/11	14,530
Broadway Industrial Park, Building VII	Tempe, AZ	24,000	09/26/11	1,100
Tampa Industrial Portfolio	Tampa, FL	1,147,000	12/19/11	50,802
Rittiman Distribution Center	San Antonio, TX	172,000	12/19/11	7,732
Total Acquisitions		1,770,000		$80,624

(1)
Total cost of the properties acquired was $88,592,000, of which $80,624,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $6,949,000 to in-place lease intangibles, $1,693,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $674,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During 2011, the Company expensed acquisition-related costs of $252,000.

The Company made capital improvements of $18,686,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $2,238,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at December 31, 2011 consisted of properties in lease-up and under construction of $30,694,000 and prospective development (primarily land) of $81,455,000.  The Company’s total investment in development at December 31, 2011 was $112,149,000 compared to $73,722,000 at December 31, 2010.  Total capital invested for development during 2011 was $42,148,000, which consisted of costs of $39,834,000 and $76,000 as detailed in the development activity table below and costs of $2,238,000 on development properties subsequent to transfer to Real Estate Properties.

During 2011, EastGroup purchased 164.6 acres of development land in Houston, Texas, and Chandler, Arizona, for $13,290,000.  Costs associated with these acquisitions are included in the development activity table.  The Company transferred one development property to Real Estate Properties during 2011 with a total investment of $1,483,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT	Size	Costs Transferred in 2011(1)	For the Year Ended 12/31/11	Cumulative as of 12/31/11		Estimated Total Costs(2)
	(Square feet)	(In thousands)
LEASE-UP
World Houston 31A, Houston, TX	44,000	$–	2,788	3,843		4,600
Beltway Crossing VIII, Houston, TX	88,000	1,256	3,943	5,199		5,300
Total Lease-Up	132,000	1,256	6,731	9,042		9,900
UNDER CONSTRUCTION
World Houston 32, Houston, TX	96,000	1,834	4,376	6,210		6,800
Southridge IX, Orlando, FL	76,000	1,987	3,375	5,362		7,100
Thousand Oaks 1, San Antonio, TX	36,000	865	1,544	2,409		4,600
Thousand Oaks 2, San Antonio, TX	73,000	1,187	1,977	3,164		5,000
World Houston 31B, Houston, TX	35,000	930	430	1,360		3,900
Beltway Crossing IX, Houston, TX	45,000	674	467	1,141		2,500
Beltway Crossing X, Houston, TX	78,000	1,183	823	2,006		4,500
Total Under Construction	439,000	8,660	12,992	21,652		34,400
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Phoenix, AZ	432,000	–	3,461	3,461		30,800
Tucson, AZ	70,000	–	–	417		4,900
Tampa, FL	249,000	–	286	4,486		14,600
Orlando, FL	1,514,000	(1,987)	3,552	24,597		99,200
Fort Myers, FL	659,000	–	649	17,203		48,100
Dallas, TX	70,000	–	62	764		4,100
El Paso, TX	251,000	–	–	2,444		9,600
Houston, TX	2,044,000	(5,877)	11,594	21,115		129,600
San Antonio, TX	484,000	(2,052)	436	5,016		32,200
Charlotte, NC	95,000	–	71	1,246		7,100
Jackson, MS	28,000	–	–	706		2,000
Total Prospective Development	5,896,000	(9,916)	20,111	81,455		382,200
	6,467,000	$–	39,834	112,149		426,500
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2011
Arion 8 Expansion, San Antonio, TX	20,000	$–	76	1,483
Total Transferred to Real Estate Properties	20,000	$–	76	1,483	(3)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2) Included in these costs are development obligations of $10.7 million and tenant improvement obligations of $2.0 million on properties under development.
(3) Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate and development properties increased $48,618,000 during 2011 due to depreciation expense on real estate properties.

The Company’s Other Assets increased $10,388,000 during 2011.  A summary of Other Assets follows:

	December 31,
	2011	2010
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization of $16,603 and $18,566 for 2011 and 2010, respectively	$22,694	22,274
Straight-line rents receivable, net of allowance for doubtful accounts of $351 and $282 for 2011 and 2010, respectively	20,608	18,694
Accounts receivable, net of allowance for doubtful accounts of $522 and $706 for 2011 and 2010, respectively	3,427	2,460
Acquired in-place lease intangibles, net of accumulated amortization of $4,478 and $6,443 for 2011 and 2010, respectively	7,679	3,046
Mortgage loans receivable, net of discount of $44 and $56 for 2011 and 2010, respectively	4,110	4,131
Loan costs, net of accumulated amortization of $4,433 and $4,129 for 2011 and 2010, respectively	3,229	3,358
Acquired above market lease intangibles, net of accumulated amortization of $929 and $1,123 for 2011 and 2010, respectively	1,975	776
Goodwill	990	990
Prepaid expenses and other assets	8,085	6,680
	$72,797	62,409

The increase in acquired in-place lease intangibles and acquired above market lease intangibles resulted from the Company’s 2011 operating property acquisitions, as discussed under Real Estate Properties above.

Liabilities

Mortgage Notes Payable decreased $16,254,000 during the year ended December 31, 2011.  The decrease resulted from the repayment of two mortgages of $58,897,000, regularly scheduled principal payments of $22,231,000 and mortgage loan premium amortization of $126,000, offset by a $65,000,000 mortgage loan executed by the Company during the second quarter of 2011.

Unsecured Term Loan Payable increased $50,000,000 during 2011 as a result of the closing of a term loan in December 2011.

Notes Payable to Banks increased $63,222,000 during 2011 as a result of advances of $336,575,000 exceeding repayments of $273,353,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $10,236,000 during 2011.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2011	2010
	(In thousands)

Property taxes payable	$9,840	9,776
Development costs payable	5,928	673
Interest payable	2,736	2,625
Dividends payable on nonvested restricted stock	1,415	791
Other payables and accrued expenses	11,286	7,104
	$31,205	20,969

Other Liabilities increased $1,933,000 during 2011.  A summary of the Company’s Other Liabilities follows:

	December 31,
	2011	2010
	(In thousands)

Security deposits	$9,184	8,299
Prepaid rent and other deferred income	6,373	6,440
Other liabilities	1,459	344
	$17,016	15,083

Equity

During 2011, distributions in excess of earnings increased $34,307,000 as a result of dividends on common stock of $56,666,000 exceeding net income attributable to EastGroup Properties, Inc. common stockholders of $22,359,000.

Additional paid-in capital increased $28,280,000 during 2011.  The increase primarily resulted from the issuance of 586,977 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $25,181,000.  See Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in additional paid-in capital resulting from stock-based compensation.

RESULTS OF OPERATIONS

2011 Compared to 2010

Net income attributable to common stockholders for 2011 was $22,359,000 ($.83 per basic and diluted share) compared to $18,325,000 ($.68 per basic and diluted share) for 2010.  PNOI increased by $3,213,000, or 2.6%, for 2011 compared to 2010, primarily due to increases in PNOI of $1,447,000 from same property operations, $969,000 from newly developed properties, and $799,000 from 2010 and 2011 acquisitions.  Termination fee income, net of bad debt expense, was $15,000 for 2011 compared to $1,818,000 for 2010.

Property expense to revenue ratios, defined as expenses from real estate operations as a percentage of income from real estate operations, were 28.3% in 2011 compared to 29.6% in 2010.  The Company’s percentage of leased square footage was 94.7% at December 31, 2011, compared to 90.8% at December 31, 2010.  Occupancy at the end of 2011 was 93.9% compared to 89.8% at the end of 2010.

Interest expense decreased $462,000 for 2011 compared to 2010.  The following table presents the components of interest expense for 2011 and 2010:

	Years Ended December 31,
	2011	2010	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$124,697	122,942	1,755
Weighted average variable interest rates (excluding loan cost amortization)	1.41%	1.42%

VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	1,762	1,750	12
Amortization of bank loan costs	300	314	(14)
Total variable rate interest expense	2,062	2,064	(2)

FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	35,606	35,978	(372)
Unsecured term loan interest (excluding loan cost amortization)	59	–	59
Amortization of mortgage loan costs	752	742	10
Amortization of unsecured term loan costs	1	–	1
Total fixed rate interest expense	36,418	36,720	(302)

Total interest	38,480	38,784	(304)
Less capitalized interest	(3,771)	(3,613)	(158)

TOTAL INTEREST EXPENSE	$34,709	35,171	(462)

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased by $158,000 in 2011 compared to 2010 due to increased activity in the Company’s development program.

The Company’s weighted average variable interest rates in 2011 were slightly lower than in 2010.  The slight decrease in interest rates was offset by higher average bank borrowings in 2011 compared to 2010.  The net effect resulted in a decrease in variable rate interest expense of $2,000 in 2011 compared to 2010.

The decrease in fixed rate mortgage loan interest expense was primarily the result of lower interest rates on the refinancing of two mortgage loans in 2011, partially offset by higher average mortgage loan balances during 2011 compared to 2010.  A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

MORTGAGE DEBT AS OF:	Weighted Average Interest Rate
December 31, 2007	6.06%
December 31, 2008	5.96%
December 31, 2009	6.09%
December 31, 2010	5.90%
December 31, 2011	5.63%

Mortgage principal payments due in the amortization period were $22,231,000 in 2011 and $19,631,000 in 2010.  In 2011, the Company repaid two mortgages with balloon payments totaling $58,897,000.  In 2010, the Company repaid one mortgage loan with a balance of $8,770,000 and made principal paydowns on two mortgage loans totaling $4,000,000.  The details of the mortgages repaid in 2010 and 2011 are shown in the following table:

MORTGAGE LOANS REPAID IN 2010 AND 2011	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center	6.03%	10/01/10	$8,770,000
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Weighted Average/Total Amount	7.32%		$67,667,000

During 2010 and 2011, EastGroup closed the new mortgages detailed in the table below.

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

In December 2011, EastGroup closed a $50,000,000 unsecured term loan with a fixed interest rate of 3.91%, a seven-year term and interest-only payments.  During 2011, the Company recognized interest expense (including loan cost amortization) of $60,000 related to the term loan compared to zero in 2010.

Depreciation and amortization expense decreased $899,000 for 2011 compared to 2010.  In 2010, there was a rise in tenant early vacates, resulting in the write-off of tenant-specific assets and therefore increased depreciation and amortization expense for 2010.  In 2011, early vacates decreased significantly.  Excluding the change resulting from early vacates, depreciation and amortization expense did not change significantly from 2010 to 2011.

Straight-lining of rent increased income by $2,006,000 in 2011 compared to $2,496,000 in 2010.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2011 and 2010 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2011	2010
		(In thousands)
Upgrade on Acquisitions	40 yrs	$315	40
Tenant Improvements:
New Tenants	Lease Life	7,755	12,166
New Tenants (first generation) (1)	Lease Life	1,028	1,022
Renewal Tenants	Lease Life	2,588	2,023
Other:
Building Improvements	5-40 yrs	3,676	4,351
Roofs	5-15 yrs	2,089	2,725
Parking Lots	3-5 yrs	823	1,045
Other	5 yrs	412	581
Total Capital Expenditures		$18,686	23,953

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2011 and 2010 were as follows:

		Years Ended December 31,
	Estimated Useful Life	2011	2010
		(In thousands)
Development	Lease Life	$1,087	350
New Tenants	Lease Life	3,140	3,701
New Tenants (first generation) (1)	Lease Life	187	174
Renewal Tenants	Lease Life	2,494	3,268
Total Capitalized Leasing Costs		$6,908	7,493

Amortization of Leasing Costs		$6,487	6,703

(1) First generation refers to space that has never been occupied under EastGroup’s ownership.

2010 Compared to 2009
Net income attributable to common stockholders for 2010 was $18,325,000 ($.68 per basic and diluted share) compared to $26,659,000 ($1.04 per basic and diluted share) for 2009.  PNOI decreased by $154,000, or 0.1%, for 2010 compared to 2009, primarily due to a decrease in PNOI of $5,008,000 from same property operations, offset by an increase in PNOI of $2,472,000 from newly developed properties and an increase of $2,407,000 from 2009 and 2010 acquisitions.  In 2010, termination fee income exceeded bad debt expense by $1,818,000; in 2009, bad debt expense exceeded termination fee income by $1,138,000.

Property expense to revenue ratios were 29.6% in 2010 compared to 29.2% in 2009.  The Company’s percentage of leased square footage was 90.8% at December 31, 2010, compared to 90.0% at December 31, 2009.  Occupancy at the end of 2010 was 89.8% compared to 89.4% at the end of 2009.

General and administrative expenses increased $1,366,000 for the year ended December 31, 2010, compared to 2009.  The increase was primarily attributable to a decrease in capitalized development costs in 2010 due to a slowdown in the Company’s development program.

Interest expense increased $2,651,000 in 2010 compared to 2009.  The following table presents the components of interest expense for 2010 and 2009:

	Years Ended December 31,
	2010	2009	Increase
	(In thousands, except rates of interest)
Average bank borrowings	$122,942	107,341	15,601
Weighted average variable interest rates (excluding loan cost amortization)	1.42%	1.48%

VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	1,750	1,589	161
Amortization of bank loan costs	314	297	17
Total variable rate interest expense	2,064	1,886	178

FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	35,978	35,755	223
Amortization of mortgage loan costs	742	735	7
Total fixed rate interest expense	36,720	36,490	230

Total interest	38,784	38,376	408
Less capitalized interest	(3,613)	(5,856)	2,243

TOTAL INTEREST EXPENSE	$35,171	32,520	2,651

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $2,243,000 in 2010 compared to 2009 due to a slowdown in the Company’s development program.

The Company’s weighted average variable interest rates in 2010 were slightly lower than in 2009.  The decrease in interest rates was offset by higher average bank borrowings in 2010 compared to 2009.  The net effect resulted in an increase in variable rate interest expense of $178,000 in 2010 compared to 2009.

EastGroup’s fixed rate interest expense increased by $230,000 in 2010 compared to 2009.  A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

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

Mortgage principal payments due in the amortization period were $19,631,000 in 2010 and $18,173,000 in 2009.  In 2010, the Company repaid one mortgage loan with a balance of $8,770,000 and made principal paydowns on two mortgage notes totaling $4,000,000. In 2009, the Company repaid three mortgages with balloon payments totaling $40,927,000.  The details of the mortgages repaid in 2009 and 2010 are shown in the following table:

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

Depreciation and amortization expense for continuing operations increased $4,397,000 for 2010 compared to 2009.  This increase was primarily due to properties acquired and transferred from development during 2009 and 2010.  Operating property acquisitions and transferred developments were $54 million in 2010 and $100 million in 2009.

Straight-lining of rent for continuing operations increased income by $2,496,000 in 2010 compared to $1,606,000 in 2009.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2010 and 2009 were as follows:

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

NEW ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $86,547,000 for the year ended December 31, 2011.  The primary other sources of cash were from bank borrowings, proceeds from mortgage notes, proceeds from unsecured term loan, and proceeds from common stock offerings.  The Company distributed $56,042,000 in common stock dividends during 2011.  Other primary uses of cash were for bank debt repayments, purchases of real estate, mortgage note repayments and paydowns, construction and development of properties, and capital improvements at various properties.

Total debt at December 31, 2011 and 2010 is detailed below.  The Company’s bank credit facilities and unsecured term loan have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2011 and 2010.

	December 31,
	2011	2010
	(In thousands)

Mortgage notes payable – fixed rate	$628,170	644,424
Unsecured term loan payable – fixed rate	50,000	–
Notes payable to banks –variable rate	154,516	91,294
Total debt	$832,686	735,718
EastGroup has a $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2013.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2011, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  At December 31, 2011, the weighted average interest rate was 1.148% on a balance of $147,000,000.

EastGroup also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2013.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate is reset on a daily basis and as of December 31, 2011, was LIBOR plus 90 basis points.  At December 31, 2011, the interest rate was 1.195% on a balance of $7,516,000.  Beginning January 3, 2012, the interest rate on this working capital line is LIBOR plus 165 basis points.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace the short-term bank borrowings.  Even though mortgage loan proceeds as a percentage of property values have decreased and lenders’ underwriting standards have become stricter, the Company is able to obtain financing at attractive rates.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for 2012.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common and/or preferred equity.

On January 31, 2011, the Company repaid a mortgage loan with a balance of $36.1 million and an interest rate of 7.25%.  On May 10, 2011, the Company repaid a mortgage loan with a balance of $22.8 million and an interest rate of 7.92%.

On May 31, 2011, EastGroup closed a $65 million, non-recourse first mortgage loan with a fixed interest rate of 4.75%, a 10-year term and a 20-year amortization schedule.  The loan is secured by properties containing 1.9 million square feet.  The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.

In October 2011, EastGroup executed an application for a $54 million, non-recourse first mortgage loan with a fixed interest rate of 4.09%, a 10-year term and a 20-year amortization schedule.  The loan, which is secured by properties containing 1.4 million square feet, closed on January 4, 2012.  The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.

On December 21, 2011, EastGroup closed a $50 million unsecured term loan with a fixed interest rate of 3.91%, a seven-year term and interest-only payments.  The Company used the proceeds of this loan to reduce variable rate bank borrowings.

In March 2011, the Company entered into Sales Agency Financing Agreements (the “Agreements”) with BNY Mellon Capital Markets, LLC and Raymond James & Associates, Inc. pursuant to which the Company may issue and sell up to two million shares of its common stock from time to time.  During 2011, EastGroup issued and sold 586,977 shares of common stock at an average price of $43.78 per share with gross proceeds to the Company of $25,696,000.  The Company incurred offering-related costs of $515,000, resulting in net proceeds to the Company of $25,181,000 which were used to reduce variable rate bank borrowings.

As of February 23, 2012, EastGroup issued and sold an additional 213,390 shares of common stock during the first quarter of 2012 at an average price of $46.86 per share with net proceeds to the Company of $9.9 million which were used to reduce variable rate bank borrowings.  As of February 23, 2012, the Company has 1,199,633 shares of common stock remaining to sell under the program.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2011 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)

Fixed Rate Mortgage Debt Obligations (1)	$628,170	68,673	157,157	190,905	211,435
Interest on Fixed Rate Mortgage Debt	153,809	33,746	54,198	35,667	30,198
Fixed Rate Unsecured Term Loan Debt (1)	50,000	–	–	–	50,000
Interest on Fixed Rate Unsecured Term Loan Debt	13,685	2,014	3,910	3,910	3,851
Variable Rate Debt Obligations (1) (2)	154,516	–	154,516	–	–
Interest on Variable Rate Debt (3)	1,918	1,904	14	–	–
Operating Lease Obligations:
Office Leases	780	401	364	15	–
Ground Leases	16,850	707	1,414	1,414	13,315
Real Estate Property Obligations (4)	607	607	–	–	–
Development Obligations (5)	10,709	10,709	–	–	–
Tenant Improvements (6)	6,009	6,009	–	–	–
Purchase Obligations (7)	–	–	–	–	–
Total	$1,037,053	124,770	371,573	231,911	308,799

(1)	These amounts are included on the Consolidated Balance Sheets.
(2)
The Company’s variable rate debt changes depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2011, the weighted average interest rate was 1.15% on the variable rate debt due in January 2013.

(3)	Represents an estimate of interest due on variable rate debt based on the outstanding variable rate debt and interest rates on that debt as of December 31, 2011.
(4)	Represents commitments on real estate properties, except for tenant improvement obligations.
(5)	Represents commitments on properties under development, except for tenant improvement obligations.
(6)	Represents tenant improvement allowance obligations.
(7)	EastGroup had no purchase obligations as of December 31, 2011.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short- and long-term.

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

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate mortgage debt (in thousands)	$68,673	60,164	96,993	100,279	90,626	211,435	628,170	674,462	(1)
Weighted average interest rate	6.50%	5.10%	5.69%	5.38%	5.83%	5.52%	5.63%

Fixed rate unsecured term loan (in thousands)	$–	–	–	–	–	50,000	50,000	50,000	(1)
Weighted average interest rate	–	–	–	–	–	3.91%	3.91%

Variable rate debt (in thousands)	$–	154,516 (2)	–	–	–	–	154,516	153,521	(3)
Weighted average interest rate	–	1.15%	–	–	–	–	1.15%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2013 and is comprised of two lines of credit with balances of $147,000,000 on the $200 million line of credit and $7,516,000 on the $25 million working capital line of credit as of December 31, 2011.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of December 31, 2011, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $178,000 annually.

EastGroup repaid its $8,770,000 mortgage loan on the Tower Automotive Center on October 1, 2010.  Until the repayment, the Company had an interest rate swap agreement to hedge its exposure to the variable interest rate on this recourse mortgage.  Under the swap agreement, the Company effectively paid a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amount.  This swap was designated as a cash flow hedge and was considered to be fully effective in hedging the variable rate risk associated with the Tower mortgage loan.  Changes in the fair value of the swap were recognized in other comprehensive income (loss).  Upon repayment in 2010, the $84,000 loss on the extinguishment of the swap was recorded in Other Expense on the Consolidated Statements of Income.  The Company did not hold or issue this type of derivative contract for trading or speculative purposes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2011 and 2010, and its Consolidated Statements of Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Internal Control Over Financial Reporting.

(a) Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 34 and is incorporated herein by reference.

(b)      Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 34 and is incorporated herein by reference.

(c)      Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors as of December 31, 2011.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Almanac Realty Investors, LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Chairman of BRT Realty Trust and Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Senior Advisor with Almanac Realty Investors, LLC (real estate advisory and investment management services)
David M. Osnos	Director since 1993; Of Counsel to the law firm of Arent Fox LLP
Leland R. Speed	Director since 1978; Chairman of the Board of the Company
David H. Hoster II	Director since 1993; President and Chief Executive Officer of the Company
N. Keith McKey	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
John F. Coleman	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer and Controller of the Company
William D. Petsas	Senior Vice President of the Company
Brent W. Wood	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters" and “Executive Officers” in the Company's definitive Proxy Statement ("2012 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 30, 2012.  The 2012 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2011.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2012 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Committees and Meeting Data” in the Company's 2012 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2012 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2011," "Outstanding Equity Awards at 2011 Fiscal Year-End," "Option Exercises and Stock Vested in 2011," "Potential Payments upon Termination or Change in Control," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Report of the Compensation Committee" in the Company's 2012 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the subsections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2012 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2011.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,000	$25.31	1,422,609
Equity compensation plans not approved by security holders	–	–	–
Total	9,000	$25.31	1,422,609

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the subsection entitled "Independent Directors" and the section entitled “Certain Transactions and Relationships” in the Company's 2012 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Auditor Fees and Services" in the Company's 2012 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:
		Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	33
	Management Report on Internal Control Over Financial Reporting	34
	Report of Independent Registered Public Accounting Firm	34
	Consolidated Balance Sheets – December 31, 2011 and 2010	35
	Consolidated Statements of Income – Years ended December 31, 2011, 2010 and 2009	36
	Consolidated Statements of Changes in Equity – Years ended December 31, 2011, 2010 and 2009	37
	Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009	38
	Notes to Consolidated Financial Statements	39

(2)	Consolidated Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	55
	Schedule III – Real Estate Properties and Accumulated Depreciation	56
	Schedule IV – Mortgage Loans on Real Estate	63

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the Notes to Consolidated Financial Statements.

(3)	Exhibits:
	The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2008).

(10)	Material Contracts (*Indicates management or compensatory agreement):
(a)	EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
(b)	EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
(c)	Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2006). *
(d)	Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 8-K filed January 8, 2007).*
(e)	EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
(f)	Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2006).*
(g)	Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2008).*
(h)	Amendment No. 3 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 1, 2011).*
(i)
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

(k)	Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 1, 2011).*
(l)
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

(m)
First Amendment, dated February 2, 2011, to the Second Amended and Restated Credit Agreement Dated January 4, 2008 (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K filed February 28, 2011).

(n)
Sales Agency Financing Agreement dated March 21, 2011 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed March 25, 2011).

(o)
Sales Agency Financing Agreement dated March 21, 2011 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed March 25, 2011).

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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b)           Exhibits

The exhibits required to be filed with this Report pursuant to Item 601 of Regulation S-K are listed under “Exhibits” in Part IV, Item 15(a)(3) of this Report and are incorporated herein by reference.

(c)           Financial Statement Schedules

The Financial Statement Schedules required to be filed with this Report are listed under “Consolidated Financial Statement Schedules” in Part IV, Item 15(a)(2) of this Report, and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

the board of directors and stockholders
eastgroup properties, inc.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(Signed) KPMG LLP
Jackson, Mississippi
February 23, 2012

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

the board of directors and stockholders
eastgroup properties, inc.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012, expressed an unqualified opinion on those consolidated financial statements.

(Signed) KPMG LLP
Jackson, Mississippi
February 23, 2012

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$1,550,444	1,447,455
Development	112,149	73,722
	1,662,593	1,521,177
Less accumulated depreciation	(451,805)	(403,187)
	1,210,788	1,117,990

Unconsolidated investment	2,757	2,740
Cash	174	137
Other assets	72,797	62,409
TOTAL ASSETS	$1,286,516	1,183,276

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$628,170	644,424
Unsecured term loan payable	50,000	–
Notes payable to banks	154,516	91,294
Accounts payable and accrued expenses	31,205	20,969
Other liabilities	17,016	15,083
Total Liabilities	880,907	771,770

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 27,658,059 shares issued and outstanding at December 31, 2011 and 26,973,531 at December 31, 2010	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	619,386	591,106
Distributions in excess of earnings	(216,560)	(182,253)
Total Stockholders’ Equity	402,829	408,856

Noncontrolling interest in joint ventures	2,780	2,650
Total Equity	405,609	411,506
TOTAL LIABILITIES AND EQUITY	$1,286,516	1,183,276

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$174,484	173,002	172,273
Other income	147	124	81
	174,631	173,126	172,354
EXPENSES
Expenses from real estate operations	49,411	51,142	50,259
Depreciation and amortization	57,451	58,350	53,953
General and administrative	10,691	10,260	8,894
Acquisition costs	252	72	177
	117,805	119,824	113,283
OPERATING INCOME	56,826	53,302	59,071
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated investment	347	335	320
Gain on sales of non-operating real estate	36	37	31
Other expense	–	(84)	–
Interest income	334	336	302
Interest expense	(34,709)	(35,171)	(32,520)
INCOME FROM CONTINUING OPERATIONS	22,834	18,755	27,204
DISCONTINUED OPERATIONS
Loss from real estate operations	–	–	(139)
Gain on sales of real estate investments	–	–	29
LOSS FROM DISCONTINUED OPERATIONS	–	–	(110)

NET INCOME	22,834	18,755	27,094
Net income attributable to noncontrolling interest in joint ventures	(475)	(430)	(435)

NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$22,359	18,325	26,659

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.83	.68	1.04

Weighted average shares outstanding	26,897	26,752	25,590

DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.83	.68	1.04

Weighted average shares outstanding	26,971	26,824	25,690

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$22,359	18,325	26,769
Loss from discontinued operations	–	–	(110)
Net income attributable to common stockholders	$22,359	18,325	26,659

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated
		Additional	Distributions	Other	Noncontrolling
	Common	Paid-In	In Excess	Comprehensive	Interest in
	Stock	Capital	Of Earnings	Loss	Joint Ventures	Total

	(In thousands, except for share and per share data)

BALANCE, DECEMBER 31, 2008	$3	528,452	(117,093)	(522)	2,536	413,376
Comprehensive income
Net income	–	–	26,659	–	435	27,094
Net unrealized change in fair value of interest rate swap	–	–	–	204	–	204
Total comprehensive income						27,298
Common dividends declared – $2.08 per share	–	–	(53,929)	–	–	(53,929)
Stock-based compensation, net of forfeitures	–	2,060	–	–	–	2,060
Issuance of 1,600,000 shares of common stock, common stock offering, net of expenses	–	57,553	–	–	–	57,553
Issuance of 57,436 shares of common stock, options exercised	–	1,180	–	–	–	1,180
Issuance of 7,938 shares of common stock, dividend reinvestment plan	–	268	–	–	–	268
Withheld 8,514 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(316)	–	–	–	(316)
Distributions to noncontrolling interest	–	–	–	–	(394)	(394)
BALANCE, DECEMBER 31, 2009	3	589,197	(144,363)	(318)	2,577	447,096
Comprehensive income
Net income	–	–	18,325	–	430	18,755
Net unrealized change in fair value of interest rate swap	–	–	–	318	–	318
Total comprehensive income						19,073
Common dividends declared – $2.08 per share	–	–	(56,215)	–	–	(56,215)
Stock-based compensation, net of forfeitures	–	2,042	–	–	–	2,042
Issuance of 18,000 shares of common stock, options exercised	–	404	–	–	–	404
Issuance of 6,705 shares of common stock, dividend reinvestment plan	–	257	–	–	–	257
Withheld 19,668 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(794)	–	–	–	(794)
Distributions to noncontrolling interest	–	–	–	–	(357)	(357)
BALANCE, DECEMBER 31, 2010	3	591,106	(182,253)	–	2,650	411,506
Net income	–	–	22,359	–	475	22,834
Common dividends declared – $2.08 per share	–	–	(56,666)	–	–	(56,666)
Stock-based compensation, net of forfeitures	–	2,787	–	–	–	2,787
Issuance of 586,977 shares of common stock, common stock offering, net of expenses	–	25,181	–	–	–	25,181
Issuance of 9,250 shares of common stock, options exercised	–	217	–	–	–	217
Issuance of 5,989 shares of common stock, dividend reinvestment plan	–	252	–	–	–	252
Withheld 3,564 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(157)	–	–	–	(157)
Distributions to noncontrolling interest	–	–	–	–	(345)	(345)
BALANCE, DECEMBER 31, 2011	$3	619,386	(216,560)	–	2,780	405,609

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$22,834	18,755	27,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	57,451	58,350	53,953
Depreciation and amortization from discontinued operations	–	–	51
Stock-based compensation expense	2,452	1,998	1,827
Changes in operating assets and liabilities:
Accrued income and other assets	(1,425)	212	1,258
Accounts payable, accrued expenses and prepaid rent	5,466	(2,268)	(3,345)
Other	(231)	(189)	(254)
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,547	76,858	80,584

INVESTING ACTIVITIES
Real estate development	(42,148)	(9,145)	(35,057)
Purchases of real estate	(88,592)	(23,906)	(17,725)
Real estate improvements	(19,048)	(23,720)	(14,474)
Proceeds from sales of land and real estate investments	–	–	908
Repayments on mortgage loans receivable	33	37	31
Changes in accrued development costs	5,255	8	(6,462)
Changes in other assets and other liabilities	(6,333)	(6,775)	(7,545)
NET CASH USED IN INVESTING ACTIVITIES	(150,833)	(63,501)	(80,324)

FINANCING ACTIVITIES
Proceeds from bank borrowings	336,575	211,041	225,314
Repayments on bank borrowings	(273,353)	(208,903)	(246,044)
Proceeds from mortgage notes payable	65,000	74,000	76,365
Principal payments on mortgage notes payable	(81,128)	(32,401)	(59,100)
Proceeds from unsecured term loan payable	50,000	–	–
Debt issuance costs	(925)	(709)	(492)
Distributions paid to stockholders	(56,042)	(56,294)	(54,316)
Proceeds from common stock offerings	25,181	303	57,181
Proceeds from exercise of stock options	217	404	1,180
Proceeds from dividend reinvestment plan	249	262	268
Other	(1,451)	(1,985)	153
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,323	(14,282)	509

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37	(925)	769
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	137	1,062	293
CASH AND CASH EQUIVALENTS AT END OF YEAR	$174	137	1,062

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,771, $3,613 and $5,856 for 2011, 2010 and 2009, respectively	$33,671	34,380	31,297
Fair value of common stock awards issued to employees and directors, net of forfeitures	3,868	5,174	2,444

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

(1)  SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2011, 2010 and 2009, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)      Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2011, 2010 and 2009 taxable income to its stockholders.  Accordingly, no provision for income taxes was necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2011, 2010 and 2009.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2011	2010	2009
Common Share Distributions:
Ordinary income	$1.6852	1.4775	1.7534
Return of capital	.3948	.6025	.3266
Total Common Distributions	$2.0800	2.0800	2.0800

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2007 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2011 and 2010.

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

(c)      Income Recognition
Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable, including straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  Discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2011 and 2010, there was no significant uncertainty of collection; therefore, interest income was recognized, and the discount on mortgage loans receivable was amortized.  In addition, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2011 and 2010, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $48,648,000, $48,442,000 and $45,195,000 for 2011, 2010 and 2009, respectively.

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

(g)      Derivative Instruments and Hedging Activities
EastGroup applies ASC 815, Derivatives and Hedging, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows.  On October 1, 2010, EastGroup repaid its $8,770,000 mortgage loan on the Tower Automotive Center.  Until the repayment, the Company had an interest rate swap agreement, which is discussed in Note 17.  Changes in the fair value of the swap were recognized in other comprehensive income (loss).  At December 31, 2011 and 2010, the Company did not have any outstanding derivatives.

(h)      Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of loan costs for continuing operations was $1,053,000, $1,056,000 and $1,032,000 for 2011, 2010 and 2009, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense for continuing and discontinued operations was $6,487,000, $6,703,000 and $6,366,000 for 2011, 2010 and 2009, respectively.  Amortization expense for in-place lease intangibles is disclosed below in Business Combinations and Acquired Intangibles.

(j)      Business Combinations and Acquired Intangibles
Upon acquisition of real estate properties, the Company applies the principles of ASC 805, Business Combinations, which requires that acquisition-related costs be recognized as expenses in the periods in which the costs are incurred and the services are received.  The Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models.

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

Amortization of above and below market leases decreased rental income by $341,000 in 2011, $478,000 in 2010 and $11,000 in 2009.  Amortization expense for in-place lease intangibles was $2,316,000, $3,205,000 and $2,443,000 for 2011, 2010 and 2009, respectively.  Projected amortization of in-place lease intangibles for the next five years as of December 31, 2011 is as follows:

Years Ending December 31,	(In thousands)

2012	$3,485
2013	1,528
2014	919
2015	719
2016	1,028

During 2011, EastGroup acquired the following operating properties:  Lakeview Business Center (127,000 square feet) and Ridge Creek Distribution Center II (300,000 square feet) in Charlotte, North Carolina; Broadway Industrial Park, Building VII (24,000 square feet) in Tempe, Arizona; the Tampa Industrial Portfolio (1,147,000 square feet) in Tampa, Florida; and Rittiman Distribution Center (172,000 square feet) in San Antonio, Texas.  The Company purchased these properties for a total cost of $88,592,000, of which $80,624,000 was allocated to real estate properties.  The Company allocated $13,872,000 of the total purchase price to land using third party land valuations for the Charlotte, Tempe, Tampa and San Antonio markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $6,949,000 to in-place lease intangibles, $1,693,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $674,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During 2011, EastGroup expensed acquisition-related costs of $252,000 in connection with these acquisitions.

During 2010, EastGroup acquired the following operating properties:  Commerce Park 2 & 3 (193,000 square feet) in Charlotte, North Carolina; Ocean View Corporate Center (274,000 square feet) in San Diego, California; and East University Distribution Center III (32,000 square feet) in Phoenix, Arizona.  EastGroup purchased these operating properties for a total cost of $23,555,000, of which $19,545,000 was allocated to real estate properties.  The Company allocated $7,914,000 of the total purchase price to land using third party land valuations for the Charlotte, San Diego and Phoenix markets.  The market values are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $3,118,000 to in-place lease intangibles, $923,000 to above market leases and $31,000 to below market leases.  During 2010, the Company expensed acquisition-related costs of $72,000 in connection with these acquisitions.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2011 and 2010.

(k)      Stock-Based Compensation
The Company has a management incentive plan which was approved by the stockholders and adopted in 2004.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  This plan authorizes the issuance of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

EastGroup applies the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans.  Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede January 1, 2006, when guidance was updated so that performance-based awards are determined using the graded vesting attribution method.  The cost for performance-based awards after January 1, 2006, is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards after January 1, 2006, and awards that only require service are expensed on a straight-line basis over the requisite service periods.

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

(l)      Earnings Per Share
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic earnings per share (EPS) and diluted EPS.  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding.

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

(o)      New Accounting Pronouncements
EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(p)      Reclassifications
Certain reclassifications have been made in the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation.

(2)  REAL ESTATE PROPERTIES

The Company’s real estate properties at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)

Real estate properties:
Land	$235,394	221,523
Buildings and building improvements	1,056,783	985,798
Tenant and other improvements	258,267	240,134
Development	112,149	73,722
	1,662,593	1,521,177
Less accumulated depreciation	(451,805)	(403,187)
	$1,210,788	1,117,990

EastGroup acquired operating properties during 2011and 2010 as discussed in Note 1(j).  The Company did not sell any properties in 2011 or 2010.  In 2009, one operating property, Butterfield Trail (Building G) in El Paso, was transferred to real estate held for sale and subsequently sold.

Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under ASC 360, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income.  No interest expense was allocated to the properties held for sale or whose operations are included under Discontinued Operations. A summary of gain on sales of real estate for the years ended December 31, 2011, 2010 and 2009 follows:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on Sales of Real Estate
Real Estate Properties	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2011
Deferred gain recognized from previous sales				$–	–	36
2010
Deferred gain recognized from previous sales				$–	–	37
2009
Butterfield Trail (Building G)	El Paso, TX	62,000 SF	11/20/09	$908	879	29
Deferred gain recognized from previous sales				–	–	31
				$908	879	60

The Company’s development program as of December 31, 2011, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development properties for 2011 were $3,771,000 compared to $3,613,000 for 2010 and $5,856,000 for 2009.

Total capital investment for development during 2011 was $42,148,000, which consisted of costs of $39,834,000 and $76,000 as detailed in the development activity table below and costs of $2,238,000 for improvements on developments transferred to Real Estate Properties.
		Costs Incurred
	Size	Costs Transferred in 2011(1)	For the Year Ended 12/31/11	Cumulative as of 12/31/11		Estimated Total Costs(2)
DEVELOPMENT	(Unaudited)					(Unaudited)
	(Square feet)	(In thousands)
LEASE-UP
World Houston 31A, Houston, TX	44,000	$–	2,788	3,843		4,600
Beltway Crossing VIII, Houston, TX	88,000	1,256	3,943	5,199		5,300
Total Lease-Up	132,000	1,256	6,731	9,042		9,900
UNDER CONSTRUCTION
World Houston 32, Houston, TX	96,000	1,834	4,376	6,210		6,800
Southridge IX, Orlando, FL	76,000	1,987	3,375	5,362		7,100
Thousand Oaks 1, San Antonio, TX	36,000	865	1,544	2,409		4,600
Thousand Oaks 2, San Antonio, TX	73,000	1,187	1,977	3,164		5,000
World Houston 31B, Houston, TX	35,000	930	430	1,360		3,900
Beltway Crossing IX, Houston, TX	45,000	674	467	1,141		2,500
Beltway Crossing X, Houston, TX	78,000	1,183	823	2,006		4,500
Total Under Construction	439,000	8,660	12,992	21,652		34,400
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Phoenix, AZ	432,000	–	3,461	3,461		30,800
Tucson, AZ	70,000	–	–	417		4,900
Tampa, FL	249,000	–	286	4,486		14,600
Orlando, FL	1,514,000	(1,987)	3,552	24,597		99,200
Fort Myers, FL	659,000	–	649	17,203		48,100
Dallas, TX	70,000	–	62	764		4,100
El Paso, TX	251,000	–	–	2,444		9,600
Houston, TX	2,044,000	(5,877)	11,594	21,115		129,600
San Antonio, TX	484,000	(2,052)	436	5,016		32,200
Charlotte, NC	95,000	–	71	1,246		7,100
Jackson, MS	28,000	–	–	706		2,000
Total Prospective Development	5,896,000	(9,916)	20,111	81,455		382,200
	6,467,000	$–	39,834	112,149		426,500
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2011
Arion 8 Expansion, San Antonio, TX	20,000	$–	76	1,483
Total Transferred to Real Estate Properties	20,000	$–	76	1,483	(3)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2) Included in these costs are development obligations of $10.7 million and tenant improvement obligations of $2.0 million on properties under development.
(3) Represents cumulative costs at the date of transfer.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2011:

Future Minimum Rental Receipts Under Non-Cancelable Leases

Years Ending December 31,	(In thousands)

2012	$135,253
2013	105,237
2014	78,751
2015	54,516
2016	33,948
Thereafter	51,043
Total minimum receipts	$458,748

Ground Leases
As of December 31, 2011, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for continuing and discontinued operations for the years ended December 31, 2011, 2010 and 2009 were $705,000, $700,000 and $732,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2011:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)

2012	$707
2013	707
2014	707
2015	707
2016	707
Thereafter	13,315
Total minimum payments	$16,850

(3)  UNCONSOLIDATED INVESTMENT

In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $2,757,000 at December 31, 2011, and $2,740,000 at December 31, 2010.  At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II.  The $13.3 million loan has a 25-year term and an interest rate of 5.31% through June 30, 2015, when the rate will adjust on an annual basis according to the “A” Moody’s Daily Long-Term Corporate Bond Yield Average.  The lender has the option to call the note on June 30, 2015.  EastGroup’s share of this mortgage was $5,660,000 at December 31, 2011, and $5,835,000 at December 31, 2010.

(4)  MORTGAGE LOANS RECEIVABLE

In connection with the sale of a property in 2008, EastGroup advanced the buyer $4,994,000 in a first mortgage recourse loan.  In September 2008, EastGroup received a principal payment of $844,000.  In August 2011, the loan was amended; under the amended terms of the loan, the maturity date was extended to August 8, 2016.  Monthly interest-only payments will continue to be due until August 1, 2013, when a principal payment of $550,000 is due.  Beginning on August 1, 2013, monthly payments will include principal and interest with the final payment on August 8, 2016, including a balloon payment of $3,460,000 for the remaining principal balance.

At the inception of the loan, EastGroup recognized a discount on the loan of $198,000.  EastGroup recognized amortization of the discount of $12,000 in 2011, $13,000 in 2010, and $12,000 in 2009.  Mortgage loans receivable, net of discount, are included in Other Assets on the Consolidated Balance Sheets.  See Note 5 for a summary of Other Assets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	December 31,
	2011	2010
	(In thousands)

Leasing costs (principally commissions), net of accumulated amortization of $16,603 and $18,566 for 2011 and 2010, respectively	$22,694	22,274
Straight-line rents receivable, net of allowance for doubtful accounts of $351 and $282 for 2011 and 2010, respectively	20,608	18,694
Accounts receivable, net of allowance for doubtful accounts of $522 and $706 for 2011 and 2010, respectively	3,427	2,460
Acquired in-place lease intangibles, net of accumulated amortization of $4,478 and $6,443 for 2011 and 2010, respectively	7,679	3,046
Mortgage loans receivable, net of discount of $44 and $56 for 2011 and 2010, respectively	4,110	4,131
Loan costs, net of accumulated amortization of $4,433 and $4,129 for 2011 and 2010, respectively	3,229	3,358
Acquired above market lease intangibles, net of accumulated amortization of $929 and $1,123 for 2011 and 2010, respectively	1,975	776
Goodwill	990	990
Prepaid expenses and other assets	8,085	6,680
	$72,797	62,409

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  MORTGAGE NOTES PAYABLE AND UNSECURED TERM LOAN PAYABLE

A summary of Mortgage Notes Payable follows:

Balance at December 31,
Property	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2011	2011	2010
(In thousands)

Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	$325,263	Repaid	$–	–	36,171
America Plaza, Central Green and World Houston 3-9	7.92%	191,519	Repaid	–	–	22,993
University Business Center (120 & 130 Cremona)	6.43%	81,856	05/15/12	8,513	2,193	3,006
University Business Center (125 & 175 Cremona)	7.98%	88,607	06/01/12	11,685	8,771	9,119
Oak Creek Distribution Center IV	5.68%	31,253	06/01/12	6,022	3,506	3,676
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe, and World Houston 12 & 13	6.86%	279,149	09/01/12	36,204	32,204	33,304
Interstate Distribution Center - Jacksonville	5.64%	31,645	01/01/13	6,115	4,234	4,367
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	259,403	09/05/13	39,023	35,912	37,283
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	414,229	01/05/14	66,489	54,001	55,810
Kyrene Distribution Center I	9.00%	11,246	07/01/14	2,171	310	412
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	175,479	10/10/14	25,367	27,996	28,496
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.50%	536,552	04/05/15	68,917	67,188	69,844
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	256,952	12/05/15	21,108	31,039	32,536
Huntwood and Wiegman Distribution Centers	5.68%	265,275	09/05/16	21,950	31,748	33,087
Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16	5.97%	557,467	11/05/16	56,429	65,961	68,626
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, South 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	518,885	09/05/17	56,848	63,093	65,718
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington (1)	7.50%	539,747	05/05/19	49,588	62,875	64,567
Blue Heron Distribution Center II	5.39%	16,176	02/29/20	4,701	1,288	1,409
40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/21	77,986	71,837	74,000
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	420,045	06/05/21	47,250	64,014	–
				$606,366	628,170	644,424

(1)	This mortgage loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

On December 21, 2011, EastGroup closed a $50 million unsecured term loan with a fixed interest rate of 3.91%, a seven-year term and interest-only payments.  The Company used the proceeds of this loan to reduce variable rate bank borrowings.  The Company’s unsecured term loan has certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2011.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently intends to repay its debt obligations, both in the short- and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and term debt, and/or proceeds from the issuance of equity instruments.

Principal payments on long-term debt, including mortgage notes payable and unsecured term loan payable, due during the next five years as of December 31, 2011 are as follows:

Years Ending December 31,	(In thousands)

2012	$68,673
2013	60,164
2014	96,993
2015	100,279
2016	90,626

(7)  NOTES PAYABLE TO BANKS

The Company has a $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2013.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2011, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  At December 31, 2011, the weighted average interest rate was 1.148% on a balance of $147,000,000.  The Company had an additional $53,000,000 remaining on the line of credit at that date.

The Company also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2013.  This credit facility is customarily used for working capital needs.  The interest rate on this working capital line is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate is reset on a daily basis and as of December 31, 2011, was LIBOR plus 90 basis points.  At December 31, 2011, the interest rate was 1.195% on a balance of $7,516,000.  The Company had an additional $17,484,000 remaining on the line of credit at that date.  Beginning January 3, 2012, the interest rate on this working capital line is LIBOR plus 165 basis points.

Average bank borrowings were $124,697,000 in 2011 compared to $122,942,000 in 2010 with weighted average interest rates of 1.41% in 2011 compared to 1.42% in 2010.  Weighted average interest rates (including amortization of loan costs) were 1.65% for 2011 and 1.68% for 2010.  Amortization of bank loan costs was $300,000, $314,000 and $297,000 for 2011, 2010 and 2009, respectively.

The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2011.

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2011	2010
	(In thousands)

Property taxes payable	$9,840	9,776
Development costs payable	5,928	673
Interest payable	2,736	2,625
Dividends payable on nonvested restricted stock	1,415	791
Other payables and accrued expenses	11,286	7,104
	$31,205	20,969

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	December 31,
	2011	2010
	(In thousands)

Security deposits	$9,184	8,299
Prepaid rent and other deferred income	6,373	6,440
Other liabilities	1,459	344
	$17,016	15,083

(10)  COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2011:

	Years Ended December 31,
	2011	2010	2009
	Common Shares
Shares outstanding at beginning of year	26,973,531	26,826,100	25,070,401
Common stock offerings	586,977	–	1,600,000
Stock options exercised	9,250	18,000	57,436
Dividend reinvestment plan	5,989	6,705	7,938
Incentive restricted stock granted	79,491	135,704	92,555
Incentive restricted stock forfeited	(233)	–	(790)
Director common stock awarded	6,618	6,690	7,074
Restricted stock withheld for tax obligations	(3,564)	(19,668)	(8,514)
Shares outstanding at end of year	27,658,059	26,973,531	26,826,100

Common Stock Issuances
During 2011, EastGroup issued 586,977 shares of its common stock through its continuous common equity program with net proceeds to the company of $25.2 million.

During 2009, EastGroup issued 1,600,000 shares of its common stock through its continuous common equity program with net proceeds to the Company of $57.6 million.

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

Equity Incentive Plan
The Company has a management incentive plan which was approved by the stockholders and adopted in 2004.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  Total shares available for grant were 1,406,156 shares,  1,481,850 shares and 1,597,886 shares at December 31, 2011, 2010, and 2009, respectively.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation was $2,486,000, $1,801,000 and $1,818,000 for 2011, 2010 and 2009, respectively, of which $304,000, $43,000 and $233,000 were capitalized as part of the Company’s development costs for the respective years.

Equity Awards
The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation.  The vesting periods of the Company’s restricted stock plans vary; the vesting period begins on the date of grant and generally ranges from 2 ½ years to 9 years from the date of grant.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee.  Restricted stock is granted to non-executive officers subject only to continued service.  Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede January 1, 2006.  The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.

The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that have been granted and are subject to a future market condition (total shareholder return) is determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

In March 2011, the Compensation Committee evaluated the Company's performance compared to a variety of annual performance goals for the year ended December 31, 2010.  Based on the evaluation, 44,739 shares were awarded to the Company’s executive officers at a grant date fair value of $45.05 per share.  These shares vested 20% on March 3, 2011 (the grant date) and will vest 20% per year on January 1 of the subsequent four years.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2011, the Committee evaluated the Company’s total shareholder return compared to a peer group, NAREIT and absolute returns.  Based on the evaluation, 33,752 shares were awarded to the Company’s executive officers at a grant date fair value of $45.05 per share on March 3, 2011.  These shares will vest 25% per year on January 1 in years 2014, 2015, 2016 and 2017.  The shares will be expensed on a straight-line basis over the remaining service period.

In the second quarter of 2011, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon the attainment of certain annual performance goals.  These goals are for the period ended December 31, 2011, and any shares issued upon attainment of these goals will be determined by the Compensation Committee in the first quarter of 2012.  The number of shares to be issued on the grant date could range from zero to 50,705.  These shares will vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2011, EastGroup’s Board of Directors approved an equity compensation plan for the Company’s executive officers based on EastGroup’s absolute and relative total stockholder return for the five-year period ended December 31, 2011.  Any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee in the first quarter of 2012.  The number of shares to be issued on the grant date could range from zero to 53,680.  These shares will vest 25% on the date shares are deteremined and awarded and 25% per year on January 1 in years 2013, 2014 and 2015.

Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested no later than January 1, 2014.

In November 2011, 1,000 shares were granted to non-executive officers at a grant date fair value of $40.46 per share, subject only to continued service as of the vesting date.  These shares vest 37% on January 1, 2012 and the remainder vest on January 1, 2013.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2011, there was $5,929,000 of unrecognized compensation cost related to nonvested restricted stock compensation that is expected to be recognized over a weighted average period of 4.4 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2011, 2010 and 2009. Of the shares that vested in 2011, 2010 and 2009, 3,564 shares, 19,668 shares and 8,514 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As shown in the table below, the fair value of shares that were granted during 2011, 2010 and 2009 was $3,576,000, $5,002,000 and $3,116,000, respectively. As of the vesting date, the fair value of shares that vested during 2011, 2010 and 2009 was $613,000, $3,591,000 and $1,971,000, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Restricted Stock Activity:	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	170,575	$36.29	124,080	$36.93	87,685	$36.95
Granted (1)	79,491	44.99	135,704	36.86	92,555	33.66
Forfeited	(233)	35.85	–	–	(790)	23.67
Vested	(13,904)	41.77	(89,209)	38.05	(55,370)	31.68
Nonvested at end of year	235,929	38.90	170,575	36.29	124,080	36.93

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

Following is a vesting schedule of the total nonvested shares as of December 31, 2011:

Nonvested Shares Vesting Schedule	Number of Shares
2012	50,061
2013	49,224
2014	46,575
2015	15,127
2016	13,645
2017	13,297
2018	12,000
2019	16,200
2020	19,800
Total Nonvested Shares	235,929

Employee Stock Options
The Company has not granted stock options to employees since 2002.  Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested.  The intrinsic value realized by employees from the exercise of options during 2011, 2010 and 2009 was $5,000, $74,000 and $539,000, respectively.  There were no employee stock options granted, forfeited, or expired during the years presented.  Following is a summary of the total employee stock options exercised with related weighted average exercise share prices for 2011, 2010 and 2009.

	Years Ended December 31,
Stock Option Activity:	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	250	$25.30	4,750	$21.80	55,436	$20.51
Exercised	(250)	25.30	(4,500)	21.61	(50,686)	20.39
Outstanding at end of year	–		250	25.30	4,750	21.80

Exercisable at end of year	–		250	$25.30	4,750	$21.80

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

Directors were issued 6,618 shares, 6,690 shares and 7,074 shares of common stock for 2011, 2010 and 2009, respectively.  There were 16,453 shares available for grant under the 2005 Plan at December 31, 2011.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for directors was $270,000, $240,000 and $242,000 for 2011, 2010 and 2009, respectively.  The intrinsic value realized by directors from the exercise of options was $183,000, $208,000 and $83,000 for 2011, 2010 and 2009, respectively.

There were no director stock options granted or expired during the years presented below.  Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2011, 2010 and 2009.

	Years Ended December 31,
Stock Option Activity:	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,000	$24.33	31,500	$23.65	38,250	$23.29
Exercised	(9,000)	23.36	(13,500)	22.74	(6,750)	21.64
Outstanding at end of year	9,000	25.31	18,000	24.33	31,500	23.65

Exercisable at end of year	9,000	$25.31	18,000	$24.33	31,500	$23.65

Director outstanding stock options at December 31, 2011, all exercisable:
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$24.02 - $26.60	9,000	0.9 years	$25.31	$164,000

(12)  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income plus all other changes in equity from non-owner sources.  The components of Accumulated Other Comprehensive Loss for 2011, 2010 and 2009 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 17 for additional information on the Company’s interest rate swap.

	2011	2010	2009
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$–	(318)	(522)
Change in fair value of interest rate swap	–	318	204
Balance at end of year	$–	–	(318)

(13)  EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic EPS and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

Reconciliation of Numerators and Denominators
	2011	2010	2009
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$22,359	18,325	26,659
Denominator – weighted average shares outstanding	26,897	26,752	25,590
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$22,359	18,325	26,659
Denominator:
Weighted average shares outstanding	26,897	26,752	25,590
Common stock options	6	11	19
Nonvested restricted stock	68	61	81
Total Shares	26,971	26,824	25,690

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2011 Quarter Ended				2010 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$43,456	43,445	44,142	44,305	44,635	43,765	43,316	42,118
Expenses	(38,554)	(37,830)	(38,351)	(37,779)	(39,629)	(39,187)	(39,190)	(37,073)
Net income	4,902	5,615	5,791	6,526	5,006	4,578	4,126	5,045
Net income attributable to noncontrolling interest in joint ventures	(110)	(123)	(121)	(121)	(103)	(101)	(103)	(123)
Net income attributable to EastGroup Properties, Inc. common stockholders	$4,792	5,492	5,670	6,405	4,903	4,477	4,023	4,922
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$.18	.20	.21	.24	.18	.17	.15	.18
Weighted average shares outstanding	26,809	26,820	26,839	27,116	26,735	26,748	26,758	26,769
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$.18	.20	.21	.24	.18	.17	.15	.18
Weighted average shares outstanding	26,873	26,897	26,914	27,206	26,794	26,815	26,828	26,864

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

(15)  DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $382,000, $381,000 and $396,000 for 2011, 2010 and 2009, respectively.

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

The Company’s interest rate swap was reported at fair value and shown on the Consolidated Balance Sheets under Other Liabilities.  The swap was settled on October 1, 2010, with the repayment of the Company’s $8,770,000 mortgage loan on the Tower Automotive Center.  Until the repayment, the fair value of the interest rate swap was determined by estimating the expected cash flows over the life of the swap using the mid-market rate and price environment as of the last trading day of the reporting period.  This market information is considered a Level 2 input as defined by ASC 820.  Changes in the fair value of the swap were recognized in other comprehensive income (loss) (see Note 12).  At December 31, 2011 and 2010, the Company did not have any outstanding derivatives.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2011 and 2010.

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$174	174	137	137
Mortgage loans receivable, net of discount	4,110	4,317	4,131	4,199
Financial Liabilities
Mortgage notes payable	628,170	674,462	644,424	671,527
Unsecured term loan payable	50,000	50,000	–	–
Notes payable to banks	154,516	153,521	91,294	89,818

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
Unsecured term loan payable: The fair value of the Company’s unsecured term loan payable is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input).
Notes payable to banks: The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates (Level 2 input).

(18)  SUBSEQUENT EVENTS

On January 4, 2012, EastGroup closed a $54 million, non-recourse first mortgage loan with a fixed interest rate of 4.09%, a 10-year term and a 20-year amortization schedule.  The loan is secured by properties containing 1.4 million square feet.  The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.

On January 31, 2012, the Company acquired a 72,000 square foot distribution center and 18 acres of development land in Tampa for $4,653,000.  The building and land are located near existing EastGroup assets in the Port of Tampa submarket.  The Company has plans for the future development of approximately 270,000 square feet on the acquired land.

As of February 23, 2012, EastGroup issued and sold an additional 213,390 shares of common stock under its continuous common equity program during the first quarter of 2012 at an average price of $46.86 per share with net proceeds to the Company of $9.9 million which were used to reduce variable rate bank borrowings.  As of February 23, 2012, the Company has 1,199,633 shares of common stock remaining to sell under the program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 23, 2012, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of  December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in the 2011 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(Signed) KPMG LLP
Jackson, Mississippi
February 23, 2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2011 (In thousands, except footnotes)

		Initial Cost to the Company			Gross Amount at which Carried at Close of Period
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation Dec. 31, 2011	Year Acquired	Year Constructed
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$-	843	3,567	3,470	843	7,037	7,880	4,354	1993	1981/86/97
Jetport Commerce Park	-	1,575	6,591	3,704	1,575	10,295	11,870	6,011	1993-99	1974-85
Westport Commerce Center	-	980	3,800	2,350	980	6,150	7,130	3,547	1994	1983/87
Benjamin Distribution Center I & II	-	843	3,963	1,157	883	5,080	5,963	2,668	1997	1996
Benjamin Distribution Center III	-	407	1,503	453	407	1,956	2,363	1,297	1999	1988
Palm River Center	-	1,190	4,625	1,636	1,190	6,261	7,451	3,365	1997/98	1990/97/98
Palm River North I & III (j)	5,222	1,005	4,688	2,126	1,005	6,814	7,819	3,029	1998	2000
Palm River North II (j)	4,791	634	4,418	347	634	4,765	5,399	2,433	1997/98	1999
Palm River South I	-	655	3,187	510	655	3,697	4,352	1,218	2000	2005
Palm River South II	-	655	-	4,294	655	4,294	4,949	1,516	2000	2006
Walden Distribution Center I	-	337	3,318	434	337	3,752	4,089	1,511	1997/98	2001
Walden Distribution Center II	-	465	3,738	932	465	4,670	5,135	1,983	1998	1998
Oak Creek Distribution Center I	-	1,109	6,126	539	1,109	6,665	7,774	2,483	1998	1998
Oak Creek Distribution Center II	-	647	3,603	820	647	4,423	5,070	1,438	2003	2001
Oak Creek Distribution Center III	-	439	-	3,167	556	3,050	3,606	704	2005	2007
Oak Creek Distribution Center IV	3,506	805	6,472	235	805	6,707	7,512	1,490	2005	2001
Oak Creek Distribution Center V	-	724	-	5,683	916	5,491	6,407	1,127	2005	2007
Oak Creek Distribution Center VI	-	642	-	5,028	812	4,858	5,670	630	2005	2008
Oak Creek Distribution Center IX	-	618	-	4,912	781	4,749	5,530	288	2005	2009
Oak Creek Distribution Center A	-	185	-	1,428	185	1,428	1,613	148	2005	2008
Oak Creek Distribution Center B	-	227	-	1,485	227	1,485	1,712	163	2005	2008
Airport Commerce Center	-	1,257	4,012	817	1,257	4,829	6,086	1,959	1998	1998
Westlake Distribution Center (j)	6,653	1,333	6,998	1,314	1,333	8,312	9,645	3,813	1998	1998/99
Expressway Commerce Center I	-	915	5,346	981	915	6,327	7,242	2,006	2002	2004
Expressway Commerce Center II	-	1,013	3,247	310	1,013	3,557	4,570	1,314	2003	2001
Silo Bend Distribution Center	-	4,131	27,497	-	4,131	27,497	31,628	71	2011	1987/90
Tampa East Distribution Center	-	1,210	5,852	-	1,210	5,852	7,062	18	2011	1984/90
Tampa West Distribution Center	-	2,572	9,538	-	2,572	9,538	12,110	21	2011	1975/85/90/93/94
Orlando
Chancellor Center	-	291	1,711	172	291	1,883	2,174	896	1996/97	1996/97
Exchange Distribution Center I	-	603	2,414	1,668	603	4,082	4,685	2,564	1994	1975
Exchange Distribution Center II	-	300	945	84	300	1,029	1,329	472	2002	1976
Exchange Distribution Center III	-	320	997	345	320	1,342	1,662	511	2002	1980
Sunbelt Distribution Center (i)	6,791	1,474	5,745	5,112	1,474	10,857	12,331	6,152	1989/97/98	1974/87/97/98
John Young Commerce Center I	-	497	2,444	681	497	3,125	3,622	1,390	1997/98	1997/98
John Young Commerce Center II	-	512	3,613	165	512	3,778	4,290	1,950	1998	1999
Altamonte Commerce Center I	-	1,518	2,661	1,941	1,518	4,602	6,120	2,598	1999	1980/82
Altamonte Commerce Center II	-	745	2,618	953	745	3,571	4,316	1,309	2003	1975
Sunport Center I	-	555	1,977	612	555	2,589	3,144	1,111	1999	1999
Sunport Center II	-	597	3,271	1,334	597	4,605	5,202	2,683	1999	2001
Sunport Center III	-	642	3,121	452	642	3,573	4,215	1,539	1999	2002
Sunport Center IV	-	642	2,917	673	642	3,590	4,232	1,261	1999	2004
Sunport Center V	-	750	2,509	1,888	750	4,397	5,147	1,950	1999	2005
Sunport Center VI	-	672	-	3,344	672	3,344	4,016	831	1999	2006
Southridge Commerce Park I	-	373	-	4,453	373	4,453	4,826	1,891	2003	2006
Southridge Commerce Park II	-	342	-	4,284	342	4,284	4,626	1,409	2003	2007
Southridge Commerce Park III	-	547	-	5,278	547	5,278	5,825	940	2003	2007
Southridge Commerce Park IV	-	506	-	4,435	506	4,435	4,941	1,042	2003	2006
Southridge Commerce Park V	-	382	-	4,171	382	4,171	4,553	1,281	2003	2006
Southridge Commerce Park VI	-	571	-	4,772	571	4,772	5,343	845	2003	2007
Southridge Commerce Park VII	-	520	-	6,157	520	6,157	6,677	1,061	2003	2008
Southridge Commerce Park VIII	-	531	-	6,248	531	6,248	6,779	662	2003	2008
Southridge Commerce Park XII (o)	13,476	2,025	-	16,816	2,025	16,816	18,841	1,797	2005	2008
Jacksonville
Deerwood Distribution Center	-	1,147	1,799	1,479	1,147	3,278	4,425	1,832	1989	1978
Phillips Distribution Center	-	1,375	2,961	3,725	1,375	6,686	8,061	3,836	1994	1984/95
Lake Pointe Business Park (k)	14,315	3,442	6,450	6,088	3,442	12,538	15,980	7,586	1993	1986/87
Ellis Distribution Center	-	540	7,513	925	540	8,438	8,978	3,320	1997	1977
Westside Distribution Center	-	1,170	12,400	4,191	1,170	16,591	17,761	7,566	1997	1984
12th Street Distribution Center	-	841	2,974	1,368	841	4,342	5,183	521	2008	1985
Beach Commerce Center	-	476	1,899	602	476	2,501	2,977	985	2000	2000
Interstate Distribution Center	4,234	1,879	5,700	913	1,879	6,613	8,492	2,377	2005	1990
Fort Lauderdale/Palm Beach area
Linpro Commerce Center	-	613	2,243	1,498	616	3,738	4,354	2,400	1996	1986
Cypress Creek Business Park	-	-	2,465	1,500	-	3,965	3,965	2,138	1997	1986
Lockhart Distribution Center	-	-	3,489	2,270	-	5,759	5,759	2,926	1997	1986
Interstate Commerce Center	-	485	2,652	648	485	3,300	3,785	1,703	1998	1988
Executive Airport Commerce Ctr (p)	9,496	1,991	4,857	4,956	1,991	9,813	11,804	3,008	2001	2004/06
Sample 95 Business Park	-	2,202	8,785	2,358	2,202	11,143	13,345	5,593	1996/98	1990/99
Blue Heron Distribution Center	-	975	3,626	1,629	975	5,255	6,230	2,564	1999	1986
Blue Heron Distribution Center II	1,288	1,385	4,222	809	1,385	5,031	6,416	1,715	2004	1988
Blue Heron Distribution Center III	-	450	-	2,662	450	2,662	3,112	186	2004	2009
Fort Myers
SunCoast Commerce Center I	-	911	-	4,660	928	4,643	5,571	823	2005	2008
SunCoast Commerce Center II	-	911	-	4,731	928	4,714	5,642	1,025	2005	2007
SunCoast Commerce Center III	-	1,720	-	6,372	1,763	6,329	8,092	503	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center (l)	11,906	2,197	8,788	1,647	2,308	10,324	12,632	4,264	1996	1986/87
Huntwood Distribution Center (l)	19,842	3,842	15,368	1,819	3,842	17,187	21,029	7,447	1996	1988
San Clemente Distribution Center	-	893	2,004	845	893	2,849	3,742	1,047	1997	1978
Yosemite Distribution Center	-	259	7,058	992	259	8,050	8,309	3,328	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	3,006	643	2,573	418	643	2,991	3,634	1,310	1996	1980
Dominguez Distribution Center (e)	9,264	2,006	8,025	1,170	2,006	9,195	11,201	4,315	1996	1977
Main Street Distribution Center (h)	3,504	1,606	4,103	636	1,606	4,739	6,345	2,049	1999	1999
Walnut Business Center (e)	7,488	2,885	5,274	894	2,885	6,168	9,053	2,638	1996	1966/90
Washington Distribution Center (e)	5,879	1,636	4,900	572	1,636	5,472	7,108	2,255	1997	1996/97
Chino Distribution Center (f)	11,308	2,544	10,175	1,514	2,544	11,689	14,233	4,932	1998	1980
Industry Distribution Center I (e)	19,987	10,230	12,373	1,562	10,230	13,935	24,165	5,802	1998	1959
Industry Distribution Center III (e)	2,361	-	3,012	(157)	-	2,855	2,855	2,813	2007	1992
Chestnut Business Center (h)	2,929	1,674	3,465	164	1,674	3,629	5,303	1,362	1998	1999
Los Angeles Corporate Center	-	1,363	5,453	2,627	1,363	8,080	9,443	3,807	1996	1986
Santa Barbara
University Business Center	10,964	5,517	22,067	4,259	5,520	26,323	31,843	11,645	1996	1987/88
Castilian Research Center	-	2,719	1,410	4,839	2,719	6,249	8,968	787	2005	2007
Fresno
Shaw Commerce Center (e)	14,890	2,465	11,627	3,911	2,465	15,538	18,003	7,298	1998	1978/81/87
San Diego
Eastlake Distribution Center (n)	8,339	3,046	6,888	1,500	3,046	8,388	11,434	3,757	1997	1989
Ocean View Corporate Center (p)	11,111	6,577	7,105	130	6,577	7,235	13,812	875	2010	2005
TEXAS
Dallas
Interstate Distribution Center I & II (g)	6,621	1,746	4,941	1,966	1,746	6,907	8,653	4,730	1988	1978
Interstate Distribution Center III (g)	2,454	519	2,008	680	519	2,688	3,207	1,305	2000	1979
Interstate Distribution Center IV	-	416	2,481	260	416	2,741	3,157	912	2004	2002
Interstate Distribution Center V, VI, & VII	-	1,824	4,106	563	1,824	4,669	6,493	1,207	2009	1979/80/81
Venture Warehouses (g)	5,481	1,452	3,762	1,949	1,452	5,711	7,163	3,697	1988	1979
Stemmons Circle (g)	2,217	363	2,014	521	363	2,535	2,898	1,342	1998	1977
Ambassador Row Warehouses	-	1,156	4,625	1,826	1,156	6,451	7,607	3,696	1998	1958/65
North Stemmons II	-	150	583	384	150	967	1,117	320	2002	1971
North Stemmons III	-	380	2,066	2	380	2,068	2,448	319	2007	1974
Shady Trail Distribution Center (j)	2,966	635	3,621	678	635	4,299	4,934	1,270	2003	1998
Houston
Northwest Point Business Park (i)	5,759	1,243	5,640	3,574	1,243	9,214	10,457	5,270	1994	1984/85
Lockwood Distribution Center (i)	4,503	749	5,444	1,983	749	7,427	8,176	3,249	1997	1968/69
West Loop Distribution Center (g)	5,623	905	4,383	2,061	905	6,444	7,349	3,220	1997/2000	1980
World Houston Int'l Business Ctr 1 & 2 (f)	6,090	660	5,893	1,113	660	7,006	7,666	3,494	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	6,195	1,025	6,413	659	1,025	7,072	8,097	3,241	1998	1998
World Houston Int'l Business Ctr 6 (g)	2,549	425	2,423	483	425	2,906	3,331	1,368	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	6,781	680	4,584	3,597	680	8,181	8,861	3,731	1998	1998
World Houston Int'l Business Ctr 9 (g)	5,062	800	4,355	1,460	800	5,815	6,615	1,933	1998	1998
World Houston Int'l Business Ctr 10 (i)	3,305	933	4,779	289	933	5,068	6,001	1,677	2001	1999
World Houston Int'l Business Ctr 11 (i)	3,051	638	3,764	1,139	638	4,903	5,541	1,842	1999	1999
World Houston Int'l Business Ctr 12 (h)	1,634	340	2,419	199	340	2,618	2,958	1,225	2000	2002
World Houston Int'l Business Ctr 13 (h)	1,732	282	2,569	284	282	2,853	3,135	1,564	2000	2002
World Houston Int'l Business Ctr 14 (i)	2,126	722	2,629	509	722	3,138	3,860	1,316	2000	2003
World Houston Int'l Business Ctr 15 (n)	4,733	731	-	5,758	731	5,758	6,489	1,996	2000	2007
World Houston Int'l Business Ctr 16 (m)	4,410	519	4,248	786	519	5,034	5,553	1,739	2000	2005
World Houston Int'l Business Ctr 17 (j)	2,592	373	1,945	785	373	2,730	3,103	759	2000	2004
World Houston Int'l Business Ctr 18	-	323	1,512	211	323	1,723	2,046	483	2005	1995
World Houston Int'l Business Ctr 19 (k)	3,129	373	2,256	865	373	3,121	3,494	1,470	2000	2004
World Houston Int'l Business Ctr 20 (k)	3,675	1,008	1,948	1,147	1,008	3,095	4,103	1,330	2000	2004
World Houston Int'l Business Ctr 21 (f)	3,107	436	-	3,474	436	3,474	3,910	685	2000/03	2006
World Houston Int'l Business Ctr 22 (n)	3,389	436	-	4,210	436	4,210	4,646	927	2000	2007
World Houston Int'l Business Ctr 23 (f)	6,305	910	-	7,026	910	7,026	7,936	1,330	2000	2007
World Houston Int'l Business Ctr 24 (o)	4,471	837	-	5,414	837	5,414	6,251	1,126	2005	2008
World Houston Int'l Business Ctr 25 (o)	2,953	508	-	3,620	508	3,620	4,128	546	2005	2008
World Houston Int'l Business Ctr 26 (p)	2,890	445	-	3,147	445	3,147	3,592	436	2005	2008
World Houston Int'l Business Ctr 27 (o)	4,149	837	-	4,964	837	4,964	5,801	599	2005	2008
World Houston Int'l Business Ctr 28 (p)	3,698	550	-	4,047	550	4,047	4,597	451	2005	2009
World Houston Int'l Business Ctr 29 (p)	3,952	782	-	4,130	974	3,938	4,912	415	2007	2009
World Houston Int'l Business Ctr 30 (p)	5,334	981	-	5,650	1,222	5,409	6,631	547	2007	2009
America Plaza (g)	4,706	662	4,660	829	662	5,489	6,151	2,491	1998	1996
Central Green Distribution Center (g)	3,611	566	4,031	122	566	4,153	4,719	1,795	1999	1998
Glenmont Business Park (g)	7,323	936	6,161	2,474	936	8,635	9,571	3,588	1998	1999/2000
Techway Southwest I (i)	3,594	729	3,765	2,032	729	5,797	6,526	2,357	2000	2001
Techway Southwest II (k)	4,417	550	3,689	691	550	4,380	4,930	1,445	2000	2004
Techway Southwest III (n)	4,456	597	-	5,512	751	5,358	6,109	1,514	1999	2006
Techway Southwest IV (p)	4,967	535	-	5,639	674	5,500	6,174	712	1999	2008
Beltway Crossing I (i)	4,165	458	5,712	1,394	458	7,106	7,564	2,723	2002	2001
Beltway Crossing II (n)	2,306	415	-	2,747	415	2,747	3,162	659	2005	2007
Beltway Crossing III (n)	2,574	460	-	3,069	460	3,069	3,529	763	2005	2008
Beltway Crossing IV (n)	2,510	460	-	2,981	460	2,981	3,441	838	2005	2008
Beltway Crossing V (p)	4,350	701	-	4,706	701	4,706	5,407	871	2005	2008
Beltway Crossing VI	-	618	-	5,995	618	5,995	6,613	578	2005	2008
Beltway Crossing VII	-	765	-	5,705	765	5,705	6,470	614	2005	2009
Kirby Business Center (j)	2,910	530	3,153	332	530	3,485	4,015	951	2004	1980
Clay Campbell Distribution Center	-	742	2,998	370	742	3,368	4,110	1,160	2005	1982
El Paso
Butterfield Trail	-	-	20,725	6,003	-	26,728	26,728	13,643	1997/2000	1987/95
Rojas Commerce Park (g)	5,391	900	3,659	2,486	900	6,145	7,045	3,969	1999	1986
Americas Ten Business Center I (j)	2,862	526	2,778	1,107	526	3,885	4,411	1,704	2001	2003
San Antonio
Alamo Downs Distribution Center (m)	6,832	1,342	6,338	922	1,342	7,260	8,602	2,952	2004	1986/2002
Arion Business Park (m)	30,842	4,143	31,432	3,257	4,143	34,689	38,832	11,397	2005	1988-2000/06
Arion 14 (m)	2,941	423	-	3,280	423	3,280	3,703	774	2005	2006
Arion 16 (f)	3,108	427	-	3,485	427	3,485	3,912	576	2005	2007
Arion 17 (m)	3,452	616	-	3,731	616	3,731	4,347	1,059	2005	2007
Arion 18	-	418	-	2,316	418	2,316	2,734	536	2005	2008
Arion 8 expansion (m)	1,227	-	-	1,545	-	1,545	1,545	34	2005	2011
Wetmore Business Center (n)	10,735	1,494	10,804	2,420	1,494	13,224	14,718	4,360	2005	1998/99
Wetmore Phase II, Building A (p)	2,999	412	-	3,316	412	3,316	3,728	715	2006	2008
Wetmore Phase II, Building B (p)	3,269	505	-	3,559	505	3,559	4,064	547	2006	2008
Wetmore Phase II, Building C (p)	2,997	546	-	3,180	546	3,180	3,726	287	2006	2008
Wetmore Phase II, Building D (p)	6,720	1,056	-	7,297	1,056	7,297	8,353	936	2006	2008
Fairgrounds Business Park (n)	8,221	1,644	8,209	1,418	1,644	9,627	11,271	2,461	2007	1985/86
Rittiman Distribution Center	-	1,083	6,649	-	1,083	6,649	7,732	9	2011	2000
ARIZONA
Phoenix area
Broadway Industrial Park I (h)	2,728	837	3,349	753	837	4,102	4,939	2,021	1996	1971
Broadway Industrial Park II	-	455	482	161	455	643	1,098	349	1999	1971
Broadway Industrial Park III (h)	1,622	775	1,742	420	775	2,162	2,937	948	2000	1983
Broadway Industrial Park IV (h)	1,552	380	1,652	778	380	2,430	2,810	992	2000	1986
Broadway Industrial Park V (i)	854	353	1,090	107	353	1,197	1,550	514	2002	1980
Broadway Industrial Park VI (f)	2,348	599	1,855	502	599	2,357	2,956	1,019	2002	1979
Broadway Industrial Park VII	-	450	650	19	450	669	1,119	4	2011	1999
Kyrene Distribution Center	310	850	2,044	544	850	2,588	3,438	1,267	1999	1981
Kyrene Distribution Center II	-	640	2,409	706	640	3,115	3,755	1,464	1999	2001
Southpark Distribution Center (h)	2,342	918	2,738	585	918	3,323	4,241	1,156	2001	2000
Santan 10 Distribution Center I (m)	2,971	846	2,647	248	846	2,895	3,741	1,049	2001	2005
Santan 10 Distribution Center II (f)	4,907	1,088	-	5,089	1,088	5,089	6,177	1,232	2004	2007
Metro Business Park	-	1,927	7,708	5,271	1,927	12,979	14,906	6,892	1996	1977/79
35th Avenue Distribution Center (i)	1,764	418	2,381	405	418	2,786	3,204	1,087	1997	1967
Estrella Distribution Center	-	628	4,694	1,768	628	6,462	7,090	2,239	1998	1988
51st Avenue Distribution Center (h)	1,720	300	2,029	785	300	2,814	3,114	1,287	1998	1987
East University Distribution Center I and II (f)	5,057	1,120	4,482	763	1,120	5,245	6,365	2,496	1998	1987/89
East University Distribution Center III	-	444	698	47	444	745	1,189	55	2010	1981
55th Avenue Distribution Center (f)	4,258	912	3,717	730	917	4,442	5,359	2,141	1998	1987
Interstate Commons Dist Ctr I	-	798	3,632	819	798	4,451	5,249	1,894	1999	1988
Interstate Commons Dist Ctr II	-	320	2,448	359	320	2,807	3,127	1,063	1999	2000
Interstate Commons Dist Ctr III	-	242	-	2,882	242	2,882	3,124	477	2000	2008
Airport Commons	-	1,000	1,510	791	1,000	2,301	3,301	857	2003	1971
40th Avenue Distribution Center (p)	5,415	703	-	6,028	703	6,028	6,731	771	2004	2008
Sky Harbor Business Park	-	5,839	-	20,620	5,839	20,620	26,459	1,869	2006	2008
Tucson
Country Club I (k)	5,503	506	3,564	2,073	693	5,450	6,143	1,711	1997/2003	1994/2003
Country Club II	-	442	3,381	37	442	3,418	3,860	595	2007	2000
Country Club III & IV	-	1,407	-	11,076	1,575	10,908	12,483	951	2007	2009
Airport Distribution Center (h)	4,037	1,103	4,672	1,534	1,103	6,206	7,309	2,844	1998	1995
Southpointe Distribution Center (h)	3,829	-	3,982	2,950	-	6,932	6,932	2,993	1999	1989
Benan Distribution Center	-	707	1,842	602	707	2,444	3,151	995	2005	2001
NORTH CAROLINA
Charlotte
NorthPark Business Park (f)	16,605	2,758	15,932	2,209	2,758	18,141	20,899	4,660	2006	1987-89
Lindbergh Business Park	-	470	3,401	262	470	3,663	4,133	889	2007	2001/03
Commerce Park I (n)	4,159	765	4,303	635	765	4,938	5,703	1,089	2007	1983
Commerce Park II	-	335	1,603	142	335	1,745	2,080	194	2010	1987
Commerce Park III	-	558	2,225	177	558	2,402	2,960	259	2010	1981
Nations Ford Business Park (n)	15,766	3,924	16,171	1,523	3,924	17,694	21,618	4,839	2007	1989/94
Airport Commerce Center (o)	8,840	1,454	10,136	769	1,454	10,905	12,359	1,673	2008	2001/02
Interchange Park (o)	6,587	986	7,949	273	986	8,222	9,208	1,188	2008	1989
Ridge Creek Distribution Center I (o)	10,599	1,284	13,163	371	1,284	13,534	14,818	1,712	2008	2006
Ridge Creek Distribution Center II	-	3,033	11,497	12	3,033	11,509	14,542	156	2011	2003
Waterford Distribution Center (o)	2,926	654	3,392	45	654	3,437	4,091	367	2008	2000
Lakeview Business Center	-	1,392	5,068	39	1,392	5,107	6,499	97	2011	1996
LOUISIANA
New Orleans
Elmwood Business Park	-	2,861	6,337	3,377	2,861	9,714	12,575	5,821	1997	1979
Riverbend Business Park	-	2,592	17,623	3,262	2,592	20,885	23,477	9,601	1997	1984
COLORADO
Denver
Rampart Distribution Center I (m)	5,010	1,023	3,861	1,424	1,023	5,285	6,308	3,118	1988	1987
Rampart Distribution Center II (m)	3,274	230	2,977	916	230	3,893	4,123	2,274	1996/97	1996/97
Rampart Distribution Center III (m)	5,002	1,098	3,884	1,316	1,098	5,200	6,298	2,227	1997/98	1999
Concord Distribution Center	-	1,051	4,773	413	1,051	5,186	6,237	1,095	2007	2000
Centennial Park (p)	4,639	750	3,319	1,697	750	5,016	5,766	740	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	-	4,933	5,094	197	4,933	5,291	10,224	844	2009	1997
MISSISSIPPI
Interchange Business Park (h)	4,153	343	5,007	2,171	343	7,178	7,521	3,663	1997	1981
Tower Automotive	-	-	9,958	1,190	17	11,131	11,148	3,156	2001	2002
Metro Airport Commerce Center I	-	303	1,479	956	303	2,435	2,738	1,143	2001	2003
TENNESSEE
Memphis
Air Park Distribution Center I	-	250	1,916	851	250	2,767	3,017	1,276	1998	1975
OKLAHOMA
Oklahoma City
Northpointe Commerce Center	-	777	3,113	788	998	3,680	4,678	1,499	1998	1996/97
Tulsa
Braniff Park West	-	1,066	4,641	3,425	1,066	8,066	9,132	4,070	1996	1974
	627,748	233,194	837,129	480,121	235,394	1,315,050	1,550,444	451,755
Industrial Development (d):
FLORIDA
Oak Creek land	-	1,946	-	2,540	2,374	2,112	4,486	-	2005	n/a
Southridge IX	-	468	-	4,894	468	4,894	5,362	-	2003	n/a
Southridge land	-	927	-	3,140	927	3,140	4,067	-	2003	n/a
Horizon land	-	14,072	-	6,458	14,157	6,373	20,530	-	2008/09	n/a
SunCoast land	-	10,926	-	6,277	11,105	6,098	17,203	-	2006	n/a
TEXAS
North Stemmons land (h)	422	537	-	227	537	227	764	-	2001	n/a
World Houston Int'l Business Ctr 31A	-	684	-	3,159	684	3,159	3,843	50	2008	n/a
World Houston Int'l Business Ctr 31B	-	546	-	814	546	814	1,360	-	2008	n/a
World Houston Int'l Business Ctr 32	-	1,146	-	5,064	1,427	4,783	6,210	-	2007	n/a
World Houston Int'l Business Ctr land	-	2,407	-	1,878	2,407	1,878	4,285	-	2000/05/06	n/a
World Houston Int'l Business Ctr land - expansion	-	10,071	-	536	10,071	536	10,607	-	2011	n/a
Beltway Crossing VIII	-	721	-	4,478	721	4,478	5,199	-	2005	n/a
Beltway Crossing IX	-	418	-	723	418	723	1,141	-	2007	n/a
Beltway Crossing X	-	733	-	1,273	733	1,273	2,006	-	2007	n/a
Beltway Crossing Phase II land	-	690	-	372	690	372	1,062	-	2007	n/a
Lee Road land	-	3,068	-	2,093	3,822	1,339	5,161	-	2007	n/a
Americas Ten Business Center II & III land	-	1,365	-	1,079	1,365	1,079	2,444	-	2001	n/a
Alamo Ridge land	-	2,288	-	1,666	2,288	1,666	3,954	-	2007	n/a
Thousand Oaks I	-	607	-	1,802	607	1,802	2,409	-	2008	n/a
Thousand Oaks II	-	794	-	2,370	794	2,370	3,164	-	2008	n/a
Thousand Oaks land	-	772	-	290	772	290	1,062	-	2008	n/a
ARIZONA
Airport Distribution Center II land	-	300	-	117	300	117	417	-	2000	n/a
Kyrene land	-	3,220	-	241	3,220	241	3,461	-	2011	n/a
NORTH CAROLINA
Airport Commerce Center III land	-	855	-	391	855	391	1,246	-	2008	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	-	307	-	399	307	399	706	-	2001	n/a
	422	59,868	-	52,281	61,595	50,554	112,149	50

Total real estate owned (a)(b)	$628,170	293,062	837,129	532,402	296,989	1,365,604	1,662,593	451,805

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)      Changes in Real Estate Properties follow:

Years Ended December 31,
2011	2010	2009
(In thousands)

Balance at beginning of year	$1,521,177	1,468,182	1,402,636
Purchases of real estate properties	80,624	19,897	15,957
Development of real estate properties	42,148	9,145	35,057
Improvements to real estate properties	18,686	23,953	16,212
Carrying amount of investments sold	–	–	(1,680)
Write-off of improvements	(42)	–	–
Balance at end of year (1)	$1,662,593	1,521,177	1,468,182

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $1,794,000 at December 31, 2011 and $1,793,000 at December 31, 2010 and in University Business Center of $6,369,000 and $6,342,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

Years Ended December 31,
2011	2010	2009
(In thousands)

Balance at beginning of year	$403,187	354,745	310,351
Depreciation expense	48,648	48,442	45,195
Accumulated depreciation on assets sold	–	–	(801)
Other	(30)	–	–
Balance at end of year	$451,805	403,187	354,745

(b)	The estimated aggregate cost of real estate properties at December 31, 2011 for federal income tax purposes was approximately $1,618,749,000 before estimated accumulated tax depreciation of $284,908,000. The federal income tax return for the year ended December 31, 2011, has not been filed and accordingly, this estimate is based on preliminary data.

(c)	The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)	The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)	EastGroup has a $62,875,000 limited recourse first mortgage loan with an insurance company secured by Dominguez, Industry Distribution Center I & III, Kingsview, Shaw, Walnut, and Washington. The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)	EastGroup has a $63,093,000 non-recourse first mortgage loan with an insurance company secured by Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, South 55th Avenue, and World Houston 1 & 2 and 21 & 23.

(g)	EastGroup has a $64,014,000 non-recourse first mortgage loan with an insurance company secured by America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II, and World Houston 3-9.

(h)	EastGroup has a $32,204,000 non-recourse first mortgage loan with an insurance company secured by 51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe, and World Houston 12 & 13.

(i)	EastGroup has a $35,912,000 non-recourse first mortgage loan with an insurance company secured by 35th Avenue, Beltway Crossing I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I, and World Houston 10, 11 & 14.

(j)	EastGroup has a $27,996,000 non-recourse first mortgage loan with an insurance company secured by Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II, and World Houston 17.

(k)	EastGroup has a $31,039,000 non-recourse first mortgage loan with an insurance company secured by Country Club I, Lake Pointe, Techway Southwest II, and World Houston 19 & 20.

(l)	EastGroup has a $31,748,000 non-recourse first mortgage loan with an insurance company secured by Huntwood and Wiegman.

(m)	EastGroup has a $65,961,000 non-recourse first mortgage loan with an insurance company secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10, and World Houston 16.

(n)	EastGroup has a $67,188,000 non-recourse first mortgage loan with an insurance company secured by Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV, and World Houston 15 & 22.

(o)	EastGroup has a $54,001,000 non-recourse first mortgage loan with an insurance company secured by Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center, and World Houston 24, 25 & 27.

(p)	EastGroup has a $71,837,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII, and World Houston 26, 28, 29 & 30.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2011

	Number of Loans	Interest Rate		Maturity Date	Periodic Payment Terms

First mortgage loan: Sabal Park Building - Tampa, Florida	1	6.0	% (a)	08/2016
Interest accrued and due monthly (01/01/09
through 07/31/13); principal paydown of
$550,000 due on 08/01/13; principal and
interest due monthly (beginning 08/01/13);
balloon payment of $3,460,000 due at
maturity (08/08/16)

Second mortgage loan: Madisonville land - Kentucky	1	7.0%		01/2012	Principal and interest due monthly
Total mortgage loans (b)	2

	Face Amount of Mortgages Dec. 31, 2011	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (c)
	(In thousands)

First mortgage loan: Sabal Park Building – Tampa, Florida	$4,150	4,107		–

Second mortgage loan: Madisonville land - Kentucky	3	3		–
Total mortgage loans	$4,153	4,110	(d)(e)	–

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)
This mortgage loan has a stated interest rate of 6.0% and an effective interest rate of 6.4%.  A discount on mortgage loan receivable of $198,000 was recognized at the inception of the loan and is shown in the table in footnote (d) below.

(b)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(c)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(d)	Changes in mortgage loans follow:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Balance at beginning of year	$4,131	4,155	4,174
Payments on mortgage loans receivable	(33)	(37)	(31)
Amortization of discount on mortgage loan receivable	12	13	12
Balance at end of year	$4,110	4,131	4,155

(e)      The aggregate cost for federal income tax purposes is approximately $4.10 million.  The federal income tax return for the year ended December 31, 2011, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2011, is based on preliminary data.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer, President & Director
February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 23, 2012	February 23, 2012

*	*
Hayden C. Eaves III, Director	Fredric H. Gould, Director
February 23, 2012	February 23, 2012

*	*
Mary Elizabeth McCormick, Director	David M. Osnos, Director
February 23, 2012	February 23, 2012

*	/s/ N. KEITH MCKEY
Leland R. Speed, Chairman of the Board	* By N. Keith McKey, Attorney-in-fact
February 23, 2012	February 23, 2012

/s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer,
President & Director
(Principal Executive Officer) February 23, 2012

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer) February 23, 2012

/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer) February 23, 2012

EXHIBIT INDEX

(3)	Exhibits:
The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2008).

(10)	Material Contracts (*Indicates management or compensatory agreement):
(a)	EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
(b)	EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
(c)	Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2006). *
(d)	Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 8-K filed January 8, 2007).*
(e)	EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
(f)	Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2006).*
(g)	Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2008).*
(h)	Amendment No. 3 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 1, 2011).*
(i)
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

(k)	Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 1, 2011).*
(l)
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

(m)
First Amendment, dated February 2, 2011, to the Second Amended and Restated Credit Agreement Dated January 4, 2008 (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K filed February 28, 2011).

(n)
Sales Agency Financing Agreement dated March 21, 2011 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed March 25, 2011).

(o)
Sales Agency Financing Agreement dated March 21, 2011 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed March 25, 2011).

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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.