Form 10-Q
period 2012-03-31
EASTGROUP PROPERTIES INC
filed 2012-04-25
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012                                       COMMISSION FILE NUMBER 1-07094

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

The number of shares of common stock, $.0001 par value, outstanding as of April 24, 2012 was 28,264,303.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2012

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate properties	$1,569,459	1,550,444
Development	112,703	112,149
	1,682,162	1,662,593
Less accumulated depreciation	(464,873)	(451,805)
	1,217,289	1,210,788

Unconsolidated investment	2,846	2,757
Cash	205	174
Other assets	72,301	72,797
TOTAL ASSETS	$1,292,641	1,286,516

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$672,393	628,170
Unsecured term loan payable	50,000	50,000
Notes payable to banks	118,917	154,516
Accounts payable and accrued expenses	19,885	31,205
Other liabilities	16,926	17,016
Total Liabilities	878,121	880,907

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 28,101,565 shares issued and outstanding at March 31, 2012 and 27,658,059 at December 31, 2011	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	–	–
Additional paid-in capital on common shares	637,635	619,386
Distributions in excess of earnings	(225,932)	(216,560)
Total Stockholders’ Equity	411,706	402,829
Noncontrolling interest in joint ventures	2,814	2,780
Total Equity	414,520	405,609
TOTAL LIABILITIES AND EQUITY	$1,292,641	1,286,516

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
REVENUES
Income from real estate operations	$46,784	43,255
Other income	14	23
	46,798	43,278
EXPENSES
Expenses from real estate operations	13,101	12,460
Depreciation and amortization	15,929	14,247
General and administrative	3,116	2,969
Acquisition costs	19	–
	32,165	29,676
OPERATING INCOME	14,633	13,602
OTHER INCOME (EXPENSE)
Interest expense	(9,441)	(8,878)
Other	171	178
INCOME FROM CONTINUING OPERATIONS	5,363	4,902

DISCONTINUED OPERATIONS
Loss from real estate operations	(8)	–
Gain on sales of nondepreciable real estate investments, net of tax	167	–
INCOME FROM DISCONTINUED OPERATIONS	159	–

NET INCOME	5,522	4,902
Net income attributable to noncontrolling interest in joint ventures	(119)	(110)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	5,403	4,792
Other comprehensive income	–	–
TOTAL COMPREHENSIVE INCOME	$5,403	4,792

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.19	.18
Income from discontinued operations	.01	.00
Net income attributable to common stockholders	$.20	.18

Weighted average shares outstanding	27,647	26,809

DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$.19	.18
Income from discontinued operations	.00	.00
Net income attributable to common stockholders	$.19	.18

Weighted average shares outstanding	27,718	26,873

AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$5,244	4,792
Income from discontinued operations	159	–
Net income attributable to common stockholders	$5,403	4,792

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

		Additional	Distributions	Noncontrolling
	Common	Paid-In	In Excess	Interest in
	Stock	Capital	Of Earnings	Joint Ventures	Total

BALANCE, DECEMBER 31, 2011	$3	619,386	(216,560)	2,780	405,609
Net income	–	–	5,403	119	5,522
Common dividends declared – $.52 per share	–	–	(14,775)	–	(14,775)
Stock-based compensation, net of forfeitures	–	1,492	–	–	1,492
Issuance of 368,158 shares of common stock, common stock offering, net of expenses	–	17,516	–	–	17,516
Issuance of 1,068 shares of common stock, dividend reinvestment plan	–	53	–	–	53
Withheld 17,927 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	–	(812)	–	–	(812)
Distributions to noncontrolling interest	–	–	–	(85)	(85)
BALANCE, MARCH 31, 2012	$3	637,635	(225,932)	2,814	414,520

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net income	$5,522	4,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	15,929	14,247
Depreciation and amortization from discontinued operations	17	–
Stock-based compensation expense	1,334	815
Changes in operating assets and liabilities:
Accrued income and other assets	991	240
Accounts payable, accrued expenses and prepaid rent	(11,073)	(6,067)
Other	(300)	(80)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,420	14,057

INVESTING ACTIVITIES
Real estate development	(12,584)	(2,786)
Purchases of real estate	(3,475)	–
Real estate improvements	(3,902)	(6,288)
Proceeds from sales of real estate investments	539	–
Changes in accrued development costs	158	157
Changes in other assets and other liabilities	(2,475)	(1,908)
NET CASH USED IN INVESTING ACTIVITIES	(21,739)	(10,825)

FINANCING ACTIVITIES
Proceeds from bank borrowings	63,895	85,224
Repayments on bank borrowings	(99,494)	(32,296)
Proceeds from mortgage notes payable	54,000	–
Principal payments on mortgage notes payable	(9,736)	(41,269)
Debt issuance costs	(793)	(34)
Distributions paid to stockholders	(14,908)	(13,972)
Proceeds from common stock offerings	16,284	–
Proceeds from exercise of stock options	–	6
Proceeds from dividend reinvestment plan	64	61
Other	38	(981)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,350	(3,261)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	(29)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174	137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205	108

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,042 and $839 for 2012 and 2011, respectively	$8,967	8,649
Fair value of common stock awards issued to employees and directors, net of forfeitures	4,492	3,536

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2011 annual report on Form 10-K and the notes thereto.

Certain reclassifications have been made in the 2011 consolidated financial statements to conform to the 2012 presentation.

(2)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At March 31, 2012 and December 31, 2011, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2012 and December 31, 2011, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $13,079,000 and $12,089,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s real estate properties at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Real estate properties:
Land	$237,851	235,394
Buildings and building improvements	1,069,005	1,056,783
Tenant and other improvements	262,603	258,267
Development	112,703	112,149
	1,682,162	1,662,593
Less accumulated depreciation	(464,873)	(451,805)
	$1,217,289	1,210,788

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

Amortization expense for in-place lease intangibles was $1,069,000 and $557,000 for the three months ended March 31, 2012 and 2011, respectively.  Amortization of above and below market leases decreased rental income by $120,000 and $100,000 for the three months ended March 31, 2012 and 2011, respectively.

During the first three months of 2012, EastGroup acquired Madison Distribution Center in Tampa for $3,475,000, of which $3,273,000 was allocated to real estate properties.  The Company allocated $495,000 of the total purchase price to land using third party land valuations for the Tampa market.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 15 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $190,000 to in-place lease intangibles, $20,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

EastGroup expensed acquisition-related costs of $19,000 during the three months ended March 31, 2012.  The Company did not expense any acquisition-related costs during the three months ended March 31, 2011.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at March 31, 2012 and December 31, 2011.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)  REAL ESTATE HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under the Codification, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  Interest expense is not generally allocated to the properties held for sale or whose operations are included under Discontinued Operations unless the mortgage is required to be paid in full upon the sale of the property.

During the three months ended March 31, 2012, EastGroup’s taxable REIT subsidiary sold two properties in Tampa, which collectively contain 10,500 square feet, for $578,000 and recognized an after-tax gain of $167,000 during the first quarter.  The Company did not sell any real estate properties during 2011.

(8)  OTHER ASSETS

A summary of the Company’s Other Assets follows:
	March 31, 2012	December 31, 2011
	(In thousands)

Leasing costs (principally commissions)	$40,549	39,297
Accumulated amortization of leasing costs	(17,064)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	23,485	22,694

Straight-line rents receivable	21,429	20,959
Allowance for doubtful accounts on straight-line rents receivable	(448)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	20,981	20,608

Accounts receivable	3,670	3,949
Allowance for doubtful accounts on accounts receivable	(536)	(522)
Accounts receivable, net of allowance for doubtful accounts	3,134	3,427

Acquired in-place lease intangibles	10,991	12,157
Accumulated amortization of acquired in-place lease intangibles	(4,214)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	6,777	7,679

Acquired above market lease intangibles	2,831	2,904
Accumulated amortization of acquired above market lease intangibles	(1,062)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,769	1,975

Mortgage loans receivable	4,150	4,154
Discount on mortgage loans receivable	(41)	(44)
Mortgage loans receivable, net of discount	4,109	4,110

Loan costs	8,376	7,662
Accumulated amortization of loan costs	(4,647)	(4,433)
Loan costs, net of accumulated amortization	3,729	3,229

Goodwill	990	990
Prepaid expenses and other assets	7,327	8,085
	$72,301	72,797

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:
	March 31, 2012	December 31, 2011
	(In thousands)

Property taxes payable	$5,518	9,840
Development costs payable	6,086	5,928
Interest payable	2,958	2,736
Dividends payable on unvested restricted stock	1,282	1,415
Other payables and accrued expenses	4,041	11,286
	$19,885	31,205

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)  OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:
	March 31, 2012	December 31, 2011
	(In thousands)

Security deposits	$9,105	9,184
Prepaid rent and other deferred income	6,923	6,373
Other liabilities	898	1,459
	$16,926	17,016

(11)  EARNINGS PER SHARE

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

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock and stock options had the options been exercised.  The dilutive effect of stock options and their equivalents (such as unvested restricted stock) was determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period.

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$5,403	4,792
Denominator – weighted average shares outstanding	27,647	26,809
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$5,403	4,792
Denominator:
Weighted average shares outstanding	27,647	26,809
Common stock options	4	8
Unvested restricted stock	67	56
Total Shares	27,718	26,873

(12)  STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,331,876 at March 31, 2012.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $1,492,000 and $794,000 for the three months ended March 31, 2012 and 2011, respectively, of which $233,000 and $39,000 were capitalized as part of the Company’s development costs.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Equity Awards
In March 2012, the Compensation Committee evaluated the Company’s performance compared to a variety of goals for the year ended  December 31, 2011.  Based on the evaluation, 44,789 shares were awarded to the Company’s executive officers at a weighted average grant date fair value of $48.75 per share.  These shares vested 20% on the dates shares were determined and awarded and will vest 20% per year on January 1 of the subsequent four years.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2012, the Committee evaluated the Company’s absolute and relative total shareholder return for the five-year period ended December 31, 2011.  Based on the evaluation, 47,418 shares were awarded to the Company’s executive officers at a grant date fair value of $48.75 per share.  These shares vested 25% on the dates shares were determined and awarded and will vest 25% per year on January 1 in years 2013, 2014 and 2015.

Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested no later than January 1, 2015.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first quarter of 2012, the Company withheld 17,927 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first quarter of 2012 was $3,191,000.

Award Activity:	Three Months Ended March 31, 2012
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	235,929	$38.90
Granted	92,207	48.75
Forfeited	–	–
Vested	(70,877)	41.27
Unvested at end of period	257,259	$41.77

Directors Equity Plan
The Company has a directors equity plan that was approved by stockholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan was further amended by the Board of Directors in May 2006, May 2008 and May 2011.  Stock-based compensation expense for directors was $75,000 and $60,000 for the three months ended March 31, 2012 and 2011, respectively.

(13) RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

(14)  RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP.  The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value.  ASU 2011-04 requires prospective application and was effective for interim and annual reporting periods beginning after December 15, 2011.  The Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income,  which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 requires retrospective application and was effective for interim and annual reporting periods beginning after December 15, 2011.  The Company has adopted the provisions of ASU 2011-05 and provided the necessary disclosures beginning with the period ended March 31, 2012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  Under this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2012.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$205	205	174	174
Mortgage loans receivable, net of discount	4,109	4,316	4,110	4,317
Financial Liabilities:
Mortgage notes payable	672,393	721,420	628,170	674,462
Unsecured term loan payable	50,000	50,626	50,000	50,000
Notes payable to banks	118,917	118,492	154,516	153,521

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

(16)  SUBSEQUENT EVENTS

On April 2, 2012, the Company repaid a mortgage loan with a balance of $8.7 million, an interest rate of 7.98%, and a maturity date of June 1, 2012.

As of April 25, 2012, EastGroup issued and sold 143,213 shares of common stock under its continuous common equity program during the second quarter of 2012 at an average price of $50.62 per share with net proceeds to the Company of $7.2 million.  The proceeds were used to reduce variable rate bank borrowings.  As of April 25, 2012, the Company has 901,652 shares of common stock remaining to sell under the program.

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

The operations of the Company improved during the three months ended March 31, 2012, compared to the same period of 2011.  Occupancy has stabilized and is currently improving, but the Company still experiences decreases in rental rates.  The Company is able to obtain financing at attractive rates, but lenders’ underwriting standards have become stricter. The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage financing from insurance companies and financial institutions as evidenced by the closing of a  $54 million, non-recourse first mortgage loan in January 2012 and the continuous common equity offering program, which provided net proceeds to the Company of $17.5 million in the first quarter of 2012, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the three months ended March 31, 2012, leases expired on 1,523,000 square feet (5.1%) of EastGroup’s total square footage of 30,120,000, and the Company was successful in renewing or re-leasing 86% of the expiring square feet.  In addition, EastGroup leased 568,000 square feet of other vacant space during this period.  During the first quarter of 2012, average rental rates on new and renewal leases decreased by 0.1%.  Property net operating income from same properties increased 2.8% for the quarter ended March 31, 2012, as compared to the same quarter in 2011.

EastGroup’s total leased percentage was 94.5% at March 31, 2012, compared to 91.5% at March 31, 2011.  Leases scheduled to expire for the remainder of 2012 were 11.2% of the portfolio on a square foot basis at March 31, 2012, and this figure was reduced to 8.7% as of April 24, 2012.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first three months of 2012, the Company acquired one operating property (72,000 square feet) in Tampa, Florida, and 28.5 acres of development land in Tampa, Florida, and Chandler (Phoenix), Arizona, for $6.2 million.

EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the first quarter of 2012, the Company began construction of one development project containing 88,000 square feet in Orlando.  Also in the first quarter, EastGroup transferred two properties (184,000 square feet) in Houston from its development program to real estate properties with costs of $11.5 million at the date of transfer.  As of March 31, 2012, EastGroup’s development program consisted of eight projects (475,000 square feet) located in Houston, Orlando and San Antonio.  The projected total cost for the development projects, which were collectively 19% leased as of April 24, 2012, is $38.4 million, of which $10.3 million remained to be invested as of March 31, 2012.

During the first three months of 2012, the Company initially funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria permitting the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) property net operating income (PNOI), defined as income from real estate operations less property operating expenses (before interest expense and depreciation and amortization), and (2) funds from operations attributable to common stockholders (FFO), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property and impairment losses, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Income from real estate operations	$46,784	43,255
Expenses from real estate operations	(13,101)	(12,460)
PROPERTY NET OPERATING INCOME	$33,683	30,795

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

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
NET INCOME	$5,522	4,902
Equity in earnings of unconsolidated investment	(89)	(86)
Interest income	(82)	(83)
Other income	(14)	(23)
Gain on sales of land	–	(9)
Income from discontinued operations	(159)	–
Depreciation and amortization from continuing operations	15,929	14,247
Interest expense	9,441	8,878
General and administrative expense	3,116	2,969
Acquisition costs	19	–
PROPERTY NET OPERATING INCOME	$33,683	30,795

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$5,403	4,792
Depreciation and amortization from continuing operations	15,929	14,247
Depreciation and amortization from discontinued operations	17	–
Depreciation from unconsolidated investment	33	33
Noncontrolling interest depreciation and amortization	(61)	(54)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,321	19,018

Net income attributable to common stockholders per diluted share	$.19	.18
Funds from operations (FFO) attributable to common stockholders per diluted share	.77	.71
Diluted shares for earnings per share and funds from operations	27,718	26,873

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the first quarter of 2012 was $.77 per share compared with $.71 per share for the same period of 2011, an increase of 8.5% per share.

For the three months ended March 31, 2012, PNOI increased by $2,888,000, or 9.4%, compared to the same period in 2011 primarily due to increases in PNOI of $1,696,000 from 2011 and 2012 acquisitions, $856,000 from same property operations and $338,000 from newly developed properties.

•
Same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 2.8% for the three months ended March 31, 2012, compared to the same period of 2011.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2012, was 94.0%.  Quarter-end occupancy ranged from 90.5% to 94.0% over the period from March 31, 2011 to March 31, 2012.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (6.2% of total square footage) averaged 0.1% for the first quarter of 2012.

•
Termination fee income for the three months ended March 31, 2012 was $170,000 compared to $455,000 for the same period of 2011.  Bad debt expense for the three months ended March 31, 2012 was $223,000 compared to $134,000 for the same quarter last year.

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

The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs.  The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.  Currently, the Company’s management knows of no impairment issues nor has it experienced any impairment issues in recent years.  EastGroup currently has the intent and ability to hold its real estate investments and to hold its land inventory for future development.  In the event of impairment, the property’s basis would be reduced, and the impairment would be recognized as a current period charge on the Consolidated Statements of Income and Comprehensive Income.

Valuation of Receivables
The Company is subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables.  In order to mitigate these risks, the Company performs credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired.  On a quarterly basis, the Company evaluates outstanding receivables and estimates the allowance for doubtful accounts.  Management specifically analyzes aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  The Company believes its allowance for doubtful accounts is adequate for its outstanding receivables for the periods presented.  In the event the allowance for doubtful accounts is insufficient for an account that is subsequently written off, additional bad debt expense would be recognized as a current period charge on the Consolidated Statements of Income and Comprehensive Income.

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2011 taxable income to its stockholders and expects to distribute all of its taxable income in 2012.  Accordingly, no provision for income taxes was necessary in 2011, nor is any significant income tax provision expected to be necessary for 2012.

FINANCIAL CONDITION

EastGroup’s assets were $1,292,641,000 at March 31, 2012, an increase of $6,125,000 from December 31, 2011.  Liabilities decreased $2,786,000 to $878,121,000, and equity increased $8,911,000 to $414,520,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $19,015,000 during the three months ended March 31, 2012, primarily due to the purchase of the operating property detailed below, capital improvements at the Company’s properties and the transfer of two properties from Development, as detailed under Development below.  These increases were offset by the sale of two properties in Tampa, which were held in the Company’s taxable REIT subsidiary, for $578,000; the Company recognized an after-tax gain of $167,000 in connection with the sale.

REAL ESTATE PROPERTY ACQUIRED IN 2012	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Madison Distribution Center	Tampa, FL	72,000	01/31/12	$3,273

(1)
Total cost of the property acquired was $3,475,000, of which $3,273,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchase of real estate were allocated as follows:  $190,000 to in-place lease intangibles, $20,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first quarter of 2012, the Company expensed acquisition-related costs of $19,000.

The Company made capital improvements of $4,070,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $512,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at March 31, 2012 consisted of properties in lease-up and under construction of $28,138,000 and prospective development (primarily land) of $84,565,000.  The Company’s total investment in development at March 31, 2012 was $112,703,000 compared to $112,149,000 at December 31, 2011.  Total capital invested for development during the first three months of 2012 was $12,584,000, which consisted of costs of $11,963,000 and $109,000 as detailed in the development activity table and costs of $512,000 on development properties subsequent to transfer to Real Estate Properties.

During the first quarter of 2012, EastGroup purchased 28.5 acres of development land in Tampa, Florida, and Chandler (Phoenix), Arizona, for $2,715,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred two development properties to Real Estate Properties during the first three months of 2012 with a total investment of $11,518,000 as of the date of transfer.

Costs Incurred
DEVELOPMENT	Size	Costs Transferred in 2012(1)	For the Three Months Ended 3/31/12	Cumulative as of 3/31/12	Estimated Total Costs
	(Square feet)	(In thousands)

LEASE-UP
World Houston 31A, Houston, TX	44,000	$–	208	4,051		4,600
Southridge IX, Orlando, FL	76,000	–	808	6,170		7,100
Total Lease-Up	120,000	–	1,016	10,221		11,700
UNDER CONSTRUCTION
Thousand Oaks 1, San Antonio, TX	36,000	–	665	3,074		4,600
Thousand Oaks 2, San Antonio, TX	73,000	–	794	3,958		5,000
World Houston 31B, Houston, TX	35,000	–	1,154	2,514		3,900
Beltway Crossing IX, Houston, TX	45,000	–	608	1,749		2,500
Beltway Crossing X, Houston, TX	78,000	–	1,068	3,074		4,500
Southridge XI, Orlando, FL	88,000	2,298	1,250	3,548		6,200
Total Under Construction	355,000	2,298	5,539	17,917		26,700
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)
Phoenix, AZ	524,000	–	1,629	5,090		39,900
Tucson, AZ	70,000	–	–	417		4,900
Fort Myers, FL	659,000	–	108	17,311		48,100
Orlando, FL	1,426,000	(2,298)	1,291	23,590		93,000
Tampa, FL	519,000	–	1,333	5,819		30,800
Jackson, MS	28,000	–	–	706		2,000
Charlotte, NC	95,000	–	18	1,264		7,100
Dallas, TX	70,000	–	16	780		4,100
El Paso, TX	251,000	–	–	2,444		9,600
Houston, TX	2,044,000	–	917	22,032		129,600
San Antonio, TX	484,000	–	96	5,112		32,200
Total Prospective Development	6,170,000	(2,298)	5,408	84,565		401,300
	6,645,000	$–	11,963	112,703		439,700
DEVELOPMENTS COMPLETED AND TRANSFERRED
TO REAL ESTATE PROPERTIES DURING 2012
Beltway Crossing VIII, Houston, TX	88,000	$–	43	5,242
World Houston 32, Houston, TX	96,000	–	66	6,276
Total Transferred to Real Estate Properties	184,000	$–	109	11,518	(2)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $13,068,000 during the first three months of 2012 due to depreciation expense.

Other Assets decreased $496,000 during the first quarter of 2012.  A summary of Other Assets follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Leasing costs (principally commissions)	$40,549	39,297
Accumulated amortization of leasing costs	(17,064)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	23,485	22,694

Straight-line rents receivable	21,429	20,959
Allowance for doubtful accounts on straight-line rents receivable	(448)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	20,981	20,608

Accounts receivable	3,670	3,949
Allowance for doubtful accounts on accounts receivable	(536)	(522)
Accounts receivable, net of allowance for doubtful accounts	3,134	3,427

Acquired in-place lease intangibles	10,991	12,157
Accumulated amortization of acquired in-place lease intangibles	(4,214)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	6,777	7,679

Acquired above market lease intangibles	2,831	2,904
Accumulated amortization of acquired above market lease intangibles	(1,062)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,769	1,975

Mortgage loans receivable	4,150	4,154
Discount on mortgage loans receivable	(41)	(44)
Mortgage loans receivable, net of discount	4,109	4,110

Loan costs	8,376	7,662
Accumulated amortization of loan costs	(4,647)	(4,433)
Loan costs, net of accumulated amortization	3,729	3,229

Goodwill	990	990
Prepaid expenses and other assets	7,327	8,085
	$72,301	72,797

Liabilities

Mortgage Notes Payable increased $44,223,000 during the three months ended March 31, 2012.  The increase resulted from a $54,000,000 mortgage loan executed by the Company in January 2012, offset by regularly scheduled principal payments of $6,273,000, the repayment of one mortgage of $3,463,000 and mortgage loan premium amortization of $41,000.

Notes Payable to Banks decreased $35,599,000 during the three months ended March 31, 2012, as a result of repayments of $99,494,000 exceeding advances of $63,895,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses decreased $11,320,000 during the first quarter of 2012.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:
	March 31, 2012	December 31, 2011
	(In thousands)

Property taxes payable	$5,518	9,840
Development costs payable	6,086	5,928
Interest payable	2,958	2,736
Dividends payable on unvested restricted stock	1,282	1,415
Other payables and accrued expenses	4,041	11,286
	$19,885	31,205

Other Liabilities decreased $90,000 during the three months ended March 31, 2012.  A summary of the Company’s Other Liabilities follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Security deposits	$9,105	9,184
Prepaid rent and other deferred income	6,923	6,373
Other liabilities	898	1,459
	$16,926	17,016

Equity

For the three months ended March 31, 2012, Distributions in Excess of Earnings increased $9,372,000 as a result of dividends on common stock of $14,775,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $5,403,000.

Additional Paid-In Capital increased $18,249,000 during the three months ended March 31, 2012.  The increase primarily resulted from the issuance of 368,158 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $17,516,000.  See Note 12 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on Common Shares resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2012, was $5,403,000 ($.20 per basic and $.19 per diluted share) compared to $4,792,000 ($.18 per basic and diluted share) for the same period in 2011.  PNOI increased by $2,888,000, or 9.4%, for the first quarter of 2012 compared to the same period in 2011, primarily due to increases in PNOI of $1,696,000 from 2011 and 2012 acquisitions, $856,000 from same property operations and $338,000 from newly developed properties.  Bad debt expense exceeded termination fee income by $53,000 for the three months ended March 31, 2012.  Termination fee income exceeded bad debt expense by $321,000 for the three months ended March 31, 2011.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.0% and 28.8% for the three months ended March 31, 2012 and 2011, respectively.  The Company’s percentage of leased square footage was 94.5% at March 31, 2012, compared to 91.5% at March 31, 2011.  Occupancy at March 31, 2012 was 94.0% compared to 90.5% at March 31, 2011.

Interest Expense increased $563,000 in the three months ended March 31, 2012 compared to the same period in 2011.  The following table presents the components of Interest Expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$107,345	115,982	(8,637)
Weighted average variable interest rates (excluding loan cost amortization)	1.52%	1.46%

VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	$406	418	(12)
Amortization of bank loan costs	86	77	9
Total variable rate interest expense	492	495	(3)

FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	9,298	9,018	280
Unsecured term loan interest (excluding loan cost amortization)	486	–	486
Amortization of mortgage loan costs	197	204	(7)
Amortization of unsecured term loan costs	10	–	10
Total fixed rate interest expense	9,991	9,222	769

Total interest	10,483	9,717	766
Less capitalized interest	(1,042)	(839)	(203)

TOTAL INTEREST EXPENSE	$9,441	8,878	563

EastGroup’s fixed rate interest expense increased by $769,000 for the three months ended March 31, 2012, as compared to the same period of 2011.  The increase was mainly due to increased fixed rate borrowings.  The Company obtained an unsecured term loan in December 2011 which has a balance of $50,000,000, a fixed interest rate of 3.91%, and a seven year term.  The Company expensed $486,000 for unsecured term loan interest in the first quarter of 2012 compared to zero for the first quarter of 2011.  A listing of new mortgages and mortgages repaid in 2011 and the first quarter of 2012 follows:

NEW MORTGAGES IN 2011 AND 2012	Interest Rate	Date	Maturity Date	Amount

America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	05/31/11	06/05/21	$65,000,000
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	54,000,000
Weighted Average/Total Amount	4.45%			$119,000,000

MORTGAGE LOANS REPAID IN 2011 AND 2012	Interest Rate	Date Repaid	Payoff Amount
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	$36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Oak Creek Distribution Center IV	5.68%	03/01/12	3,463,000
Weighted Average/Total Amount	7.41%		$62,360,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $203,000 for the three months ended March 31, 2012, as compared to the same quarter of 2011 due to increased activity in the Company’s development program.

Depreciation and Amortization expense from continuing operations increased $1,682,000 for the three months ended March 31, 2012, as compared to the same period in 2011.  Straight-lining of rent increased income by $525,000 for the three months ended March 31, 2012, compared to $564,000 for the same period in 2011.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three months ended March 31, 2012 and 2011 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2012	2011
		(In thousands)

Upgrade on Acquisitions	40 yrs	$104	22
Tenant Improvements:
New Tenants	Lease Life	1,543	2,511
New Tenants (first generation) (1)	Lease Life	29	652
Renewal Tenants	Lease Life	970	1,186
Other:
Building Improvements	5-40 yrs	670	1,236
Roofs	5-15 yrs	589	91
Parking Lots	3-5 yrs	44	235
Other	5 yrs	121	22
Total Capital Expenditures		$4,070	5,955

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three months ended March 31, 2012 and 2011 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2012	2011
		(In thousands)

Development	Lease Life	$777	260
New Tenants	Lease Life	904	912
New Tenants (first generation) (1)	Lease Life	63	95
Renewal Tenants	Lease Life	851	815
Total Capitalized Leasing Costs		$2,595	2,082

Amortization of Leasing Costs		$1,798	1,601

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Discontinued Operations
The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2012, the Company sold two properties, Tampa East Distribution Center III and Tampa West Distribution Center VIII, in Tampa.  During 2011, the Company did not sell any properties.

See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the properties sold or held for sale during 2012 and 2011.

	Three Months Ended March 31,
Discontinued Operations	2012	2011
	(In thousands)

Income from real estate operations	$15	–
Expenses from real estate operations	(6)	–
Property net operating income from discontinued operations	9	–

Depreciation and amortization	(17)	–

Loss from real estate operations	(8)	–
Gain on sales of nondepreciable real estate investments, net of tax	167	–

Income from discontinued operations	$159	–

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP.  The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value.  ASU 2011-04 requires prospective application and was effective for interim and annual reporting periods beginning after December 15, 2011.  The Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income,  which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 requires retrospective application and was effective for interim and annual reporting periods beginning after December 15, 2011.  The Company has adopted the provisions of ASU 2011-05 and provided the necessary disclosures beginning with the period ended March 31, 2012.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  Under this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company has adopted the provisions and provided the necessary disclosures beginning with the period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12,420,000 for the three months ended March 31, 2012.  The primary other sources of cash were from bank borrowings, proceeds from mortgage notes payable and proceeds from common stock offerings.  The Company distributed $14,908,000 in common stock dividends during the three months ended March 31, 2012.  Other primary uses of cash were for bank debt repayments, the construction and development of properties, mortgage note repayments, capital improvements at various properties and the acquisition of properties.

Total debt at March 31, 2012 and December 31, 2011 is detailed below.  The Company’s bank credit facilities and unsecured term loan have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(In thousands)
Mortgage notes payable – fixed rate	$672,393	628,170
Unsecured term loan payable – fixed rate	50,000	50,000
Notes payable to banks – variable rate	118,917	154,516
Total debt	$841,310	832,686

EastGroup has a $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2013.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2012, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  At March 31, 2012, the weighted average interest rate was 1.100% on a balance of $116,000,000.

EastGroup also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2013.  The interest rate on this facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate is reset on a daily basis and as of March 31, 2012, was LIBOR plus 165 basis points.  At March 31, 2012, the interest rate was 1.891% on a balance of $2,917,000.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace the short-term bank borrowings.  Even though mortgage loan proceeds as a percentage of property values have decreased and lenders’ underwriting standards have become stricter, the Company is able to obtain financing at attractive amounts and rates.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2012.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions and issue common and/or preferred equity.

On January 4, 2012, EastGroup closed a $54 million, non-recourse first mortgage loan with a fixed interest rate of 4.09%, a 10-year term and a 20-year amortization schedule.  The loan is secured by properties containing 1.4 million square feet.  The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.

On March 1, 2012, the Company repaid a mortgage loan with a balance of $3.5 million, an interest rate of 5.68%, and a maturity date of June 1, 2012.  Subsequent to quarter-end, EastGroup repaid a mortgage loan with a balance of $8.7 million, an interest rate of 7.98%, and a maturity date of June 1, 2012.

In March 2011, the Company entered into Sales Agency Financing Agreements (the “Agreements”) with BNY Mellon Capital Markets, LLC and Raymond James & Associates, Inc. pursuant to which the Company may issue and sell up to two million shares of its common stock from time to time.  During the three months ended March 31, 2012, EastGroup issued and sold 368,158 shares of common stock at an average price of $48.21 per share with gross proceeds to the Company of $17,751,000.  The Company incurred offering-related costs of $235,000, resulting in net proceeds to the Company of $17,516,000 which were used to reduce variable rate bank borrowings.

As of April 25, 2012, EastGroup issued and sold 143,213 shares of common stock under its continuous common equity program during the second quarter of 2012 at an average price of $50.62 per share with net proceeds to the Company of $7.2 million.  The proceeds were used to reduce variable rate bank borrowings.  Total shares sold since the start of the continuous equity program in July 2011 were 1,098,348 shares at an average price of $46.16 per share.  As of April 25, 2012, the Company has 901,652 shares of common stock remaining to sell under the program.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short and long-term.

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2011, did not materially change during the three months ended March 31, 2012, except for the increase in Mortgage Notes Payable and decrease in Notes Payable to Banks discussed above.

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

	April – December 2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate mortgage debt (in thousands)	$60,528	62,014	98,920	102,287	92,716	255,928	672,393	721,420	(1)
Weighted average interest rate	6.58%	5.07%	5.66%	5.36%	5.79%	5.27%	5.51%

Fixed rate unsecured term loan (in thousands)	$–	–	–	–	–	50,000	50,000	50,626	(1)
Weighted average interest rate	–	–	–	–	–	3.91%	3.91%

Variable rate debt (in thousands)	$–	118,917 (2)	–	–	–	–	118,917	118,492	(3)
Weighted average interest rate	–	1.12%	–	–	–	–	1.12%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2013 and is comprised of two lines of credit with balances of $116,000,000 on the $200 million line of credit and $2,917,000 on the $25 million working capital line of credit as of March 31, 2012.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

As the table above incorporates only those exposures that existed as of March 31, 2012, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $133,000 annually.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2011.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/12 thru 01/31/12	11,880	(1)	$43.48	–	–
02/01/12 thru 02/29/12	–		–	–	–
03/01/12 thru 03/31/12	6,047	(1)	48.76	–	–	(2)
Total	17,927		$45.26	–

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

(2)
During the first quarter of 2012, EastGroup's Board of Directors terminated its previous plan which authorized the repurchase of up to 1,500,000 shares of its outstanding common stock.  Under the common stock repurchase plan, the Company purchased a total of 827,700 shares for $14,170,000 (an average of $17.12 per share).  The Company has not repurchased any shares under this plan since 2000.

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

(a) David H. Hoster II, Chief Executive Officer

(b) N. Keith McKey, Chief Financial Officer

	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income,
(iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and
(v) the notes to the consolidated financial statements.**

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

Date:  April 25, 2012

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary