Form 10-Q
period 2012-06-30
EASTGROUP PROPERTIES INC
filed 2012-07-24
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of July 23, 2012 was 29,178,725.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2012

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate properties	$1,572,316	1,550,444
Development	120,417	112,149
	1,692,733	1,662,593
Less accumulated depreciation	(475,389)	(451,805)
	1,217,344	1,210,788
Unconsolidated investment	2,845	2,757
Cash	118	174
Other assets	75,923	72,797
TOTAL ASSETS	$1,296,230	1,286,516

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$623,910	628,170
Unsecured term loan payable	50,000	50,000
Notes payable to banks	120,945	154,516
Accounts payable and accrued expenses	24,295	31,205
Other liabilities	15,917	17,016
Total Liabilities	835,067	880,907

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 29,178,725 shares issued and outstanding at June 30, 2012 and 27,658,059 at December 31, 2011	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	691,293	619,386
Distributions in excess of earnings	(232,923)	(216,560)
Total Stockholders’ Equity	458,373	402,829
Noncontrolling interest in joint ventures	2,790	2,780
Total Equity	461,163	405,609
TOTAL LIABILITIES AND EQUITY	$1,296,230	1,286,516

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Income from real estate operations	$46,458	43,127	93,095	86,297
Other income	14	21	28	44
	46,472	43,148	93,123	86,341
EXPENSES
Expenses from real estate operations	13,400	12,523	26,444	24,920
Depreciation and amortization	15,541	14,017	31,381	28,204
General and administrative	2,536	2,607	5,652	5,576
Acquisition costs	—	—	19	—
	31,477	29,147	63,496	58,700
OPERATING INCOME	14,995	14,001	29,627	27,641
OTHER INCOME (EXPENSE)
Interest expense	(8,977)	(8,542)	(18,418)	(17,420)
Other	172	180	343	358
INCOME FROM CONTINUING OPERATIONS	6,190	5,639	11,552	10,579
DISCONTINUED OPERATIONS
Income (loss) from real estate operations	25	(24)	17	(62)
Gain on sales of nondepreciable real estate investments, net of tax	—	—	167	—
Gain on sales of real estate investments	1,869	—	1,869	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,894	(24)	2,053	(62)
NET INCOME	8,084	5,615	13,605	10,517
Net income attributable to noncontrolling interest in joint ventures	(111)	(123)	(230)	(233)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	7,973	5,492	13,375	10,284
Other comprehensive income	—	—	—	—
TOTAL COMPREHENSIVE INCOME	$7,973	5,492	13,375	10,284
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.21	0.20	0.41	0.38
Income (loss) from discontinued operations	0.07	—	0.07	—
Net income attributable to common stockholders	$0.28	0.20	0.48	0.38

Weighted average shares outstanding	28,246	26,820	27,946	26,815
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.21	0.20	0.41	0.38
Income (loss) from discontinued operations	0.07	—	0.07	—
Net income attributable to common stockholders	$0.28	0.20	0.48	0.38

Weighted average shares outstanding	28,341	26,897	28,024	26,884
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$6,079	5,516	11,322	10,346
Income (loss) from discontinued operations	1,894	(24)	2,053	(62)
Net income attributable to common stockholders	$7,973	5,492	13,375	10,284
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2011	$3	619,386	(216,560)	2,780	405,609
Net income	—	—	13,375	230	13,605
Common dividends declared – $1.04 per share	—	—	(29,738)	—	(29,738)
Stock-based compensation, net of forfeitures	—	2,700	—	—	2,700
Issuance of 1,413,023 shares of common stock, common stock offering, net of expenses	—	69,807	—	—	69,807
Issuance of 4,500 shares of common stock, options exercised	—	108	—	—	108
Issuance of 2,012 shares of common stock, dividend reinvestment plan	—	104	—	—	104
Withheld 17,927 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(812)	—	—	(812)
Distributions to noncontrolling interest	—	—	—	(220)	(220)
BALANCE, JUNE 30, 2012	$3	691,293	(232,923)	2,790	461,163

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$13,605	10,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	31,381	28,204
Depreciation and amortization from discontinued operations	176	149
Stock-based compensation expense	2,033	1,382
Changes in operating assets and liabilities:
Accrued income and other assets	1,573	1,090
Accounts payable, accrued expenses and prepaid rent	(5,020)	(965)
Other	(2,187)	(91)
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,561	40,286
INVESTING ACTIVITIES
Real estate development	(24,695)	(11,137)
Purchases of real estate	(3,475)	—
Real estate improvements	(9,398)	(10,645)
Proceeds from sales of real estate investments	7,399	—
Changes in accrued development costs	(2,699)	661
Changes in other assets and other liabilities	(4,767)	(3,593)
NET CASH USED IN INVESTING ACTIVITIES	(37,635)	(24,714)
FINANCING ACTIVITIES
Proceeds from bank borrowings	143,560	135,491
Repayments on bank borrowings	(177,131)	(118,040)
Proceeds from mortgage notes payable	54,000	65,000
Principal payments on mortgage notes payable	(58,201)	(69,399)
Debt issuance costs	(821)	(619)
Distributions paid to stockholders	(29,717)	(27,922)
Proceeds from common stock offerings	64,202	—
Proceeds from exercise of stock options	108	103
Proceeds from dividend reinvestment plan	118	121
Other	(100)	(344)
NET CASH USED IN FINANCING ACTIVITIES	(3,982)	(15,609)

DECREASE IN CASH AND CASH EQUIVALENTS	(56)	(37)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174	137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118	100
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,129 and $1,743 for 2012 and 2011, respectively	$17,938	16,871

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At June 30, 2012 and December 31, 2011, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

EastGroup has one reportable segment – industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria permitting the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2012 and December 31, 2011, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $12,899,000 and $25,977,000 for the three and six months ended June 30, 2012, respectively, and $12,014,000 and $24,103,000 for the same periods in 2011.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Real estate properties:
Land	$237,907	235,394
Buildings and building improvements	1,068,376	1,056,783
Tenant and other improvements	266,033	258,267
Development	120,417	112,149
	1,692,733	1,662,593
Less accumulated depreciation	(475,389)	(451,805)
	$1,217,344	1,210,788

(5)	DEVELOPMENT

During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed directly or indirectly related to such development activities. The internal costs are allocated to specific development properties based on construction activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs ceases.  The properties are then transferred to real estate properties, and depreciation commences on the entire property (excluding the land).

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

Amortization expense for in-place lease intangibles was $977,000 and $2,046,000 for the three and six months ended June 30, 2012, respectively, and $475,000 and $1,032,000 for the same periods in 2011.  Amortization of above and below market leases

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

decreased rental income by $114,000 and $234,000 for the three and six months ended June 30, 2012, respectively, and decreased rental income by $85,000 and $185,000 for the same periods in 2011.

During the first six months of 2012, EastGroup acquired Madison Distribution Center in Tampa for $3,475,000, of which $3,273,000 was allocated to real estate properties.  The Company allocated $495,000 of the total purchase price to land using third party land valuations for the Tampa market.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 15 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $190,000 to in-place lease intangibles, $20,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

EastGroup did not expense any acquisition-related costs during the three months ended June 30, 2012. The Company expensed acquisition-related costs of $19,000 during the six months ended June 30, 2012.  The Company did not expense any acquisition-related costs during the six months ended June 30, 2011.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at June 30, 2012 and December 31, 2011.

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

During the second quarter of 2012, the Company sold one operating property (174,000 square feet) in Phoenix for $7,019,000 and recognized a gain of $1,869,000. In addition, EastGroup’s taxable REIT subsidiary sold two properties in Tampa, which collectively contain 10,500 square feet, for $578,000 and recognized an after-tax gain of $167,000 during the first quarter of 2012.  The Company did not sell any real estate properties during 2011.

The following table presents the components of revenue and expense for the properties sold or held for sale during 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
DISCONTINUED OPERATIONS	2012	2011	2012	2011
	(In thousands)
Income from real estate operations	$143	117	304	202
Expenses from real estate operations	(47)	(52)	(111)	(115)
Property net operating income from discontinued operations	96	65	193	87
Depreciation and amortization	(71)	(89)	(176)	(149)
Income (loss) from real estate operations	25	(24)	17	(62)
Gain on sales of nondepreciable real estate investments, net of tax	—	—	167	—
Gain on sales of real estate investments	1,869	—	1,869	—
Income (loss) from discontinued operations	$1,894	(24)	2,053	(62)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Leasing costs (principally commissions)	$41,240	39,297
Accumulated amortization of leasing costs	(17,228)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	24,012	22,694

Straight-line rents receivable	21,859	20,959
Allowance for doubtful accounts on straight-line rents receivable	(507)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	21,352	20,608

Accounts receivable	3,377	3,949
Allowance for doubtful accounts on accounts receivable	(541)	(522)
Accounts receivable, net of allowance for doubtful accounts	2,836	3,427

Acquired in-place lease intangibles	10,758	12,157
Accumulated amortization of acquired in-place lease intangibles	(4,958)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	5,800	7,679

Acquired above market lease intangibles	2,805	2,904
Accumulated amortization of acquired above market lease intangibles	(1,240)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,565	1,975

Mortgage loans receivable	4,150	4,154
Discount on mortgage loans receivable	(38)	(44)
Mortgage loans receivable, net of discount	4,112	4,110

Loan costs	7,824	7,662
Accumulated amortization of loan costs	(4,367)	(4,433)
Loan costs, net of accumulated amortization	3,457	3,229

Goodwill	990	990
Prepaid expenses and other assets	11,799	8,085
	$75,923	72,797

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Property taxes payable	$11,874	9,840
Development costs payable	3,229	5,928
Interest payable	2,682	2,736
Dividends payable on unvested restricted stock	1,436	1,415
Other payables and accrued expenses	5,074	11,286
	$24,295	31,205

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Security deposits	$9,326	9,184
Prepaid rent and other deferred income	5,998	6,373
Other liabilities	593	1,459
	$15,917	17,016

(11)	EARNINGS PER SHARE

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$7,973	5,492	13,375	10,284
Denominator – weighted average shares outstanding	28,246	26,820	27,946	26,815
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$7,973	5,492	13,375	10,284
Denominator:
Weighted average shares outstanding	28,246	26,820	27,946	26,815
Common stock options	3	7	4	7
Unvested restricted stock	92	70	74	62
Total Shares	28,341	26,897	28,024	26,884

(12)	STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,312,351 at June 30, 2012.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $848,000 and $2,340,000 for the three and six months ended June 30, 2012, respectively, of which $224,000 and $457,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2011, stock-based compensation cost was $554,000 and $1,348,000, respectively, of which $47,000 and $86,000 were capitalized as part of the Company's development costs.

Equity Awards
In the second quarter of 2012, the Company’s Board of Directors approved an equity incentive plan for its executive officers based upon the attainment of certain annual performance goals. These goals are for the year ending December 31, 2012, so any shares issued upon attainment of these goals will be issued after that date.  The number of shares to be issued could range from zero to 51,369. These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2012, EastGroup's Board of Directors approved an equity compensation plan for the Company’s executive officers based on the Company's absolute and relative total stockholder return compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ending December 31, 2012, so any shares issued pursuant to this equity compensation plan will be issued after that date. The number of shares issued could range from zero to 54,335. These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% on each January 1 in years 2014, 2015 and 2016.

Notwithstanding the foregoing, pursuant to a special vesting provision adopted by the Company’s Compensation Committee, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested no later than January 1, 2015.

In the second quarter of 2012, 19,525 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares will vest 20% per year on January 1 in years 2013, 2014, 2015, 2016 and 2017.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first six months of 2012, the Company withheld 17,927 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first six months of 2012 was $3,191,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2012		June 30, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	257,259	$41.77	235,929	$38.90
Granted	19,525	48.96	111,732	48.79
Forfeited	—	—	—	—
Vested	—	—	(70,877)	41.27
Unvested at end of period	276,784	$42.28	276,784	$42.28

Directors Equity Plan
The Company has a directors equity plan that was approved by stockholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan was further amended by the Board of Directors in May 2006, May 2008, May 2011 and May 2012.  Stock-based compensation expense for directors was $75,000 and $150,000 for the three and six months ended June 30, 2012, respectively, and $60,000 and $120,000 for the same periods in 2011.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$118	118	174	174
Mortgage loans receivable, net of discount	4,112	4,361	4,110	4,317
Financial Liabilities:
Mortgage notes payable	623,910	674,694	628,170	674,462
Unsecured term loan payable	50,000	50,897	50,000	50,000
Notes payable to banks	120,945	120,686	154,516	153,521

(1) Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as explained in the notes below.

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

The operations of the Company improved during the six months ended June 30, 2012, compared to the same period of 2011.  The Company is able to obtain financing at attractive rates, but lenders’ underwriting standards have become stricter. The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage and term loan financing from insurance companies and financial institutions as evidenced by the closing of a $54 million, non-recourse first mortgage loan in January 2012 and the continuous common equity offering program, which provided net proceeds to the Company of $69.8 million in the first six months of 2012, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the six months ended June 30, 2012, leases expired on 3,780,000 square feet (12.6% of EastGroup’s total square footage of 29,989,000), and the Company was successful in renewing or re-leasing 81% of the expiring square feet.  In addition, EastGroup leased 1,165,000 square feet of other vacant space during this period.  During the first six months of 2012, average rental rates on new and renewal leases increased by 1.8%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 1.0% for the quarter ended June 30, 2012, as compared to the same quarter in 2011. For the six months ended June 30, 2012, PNOI from same properties increased 1.8% as compared to the same period last year.

EastGroup’s total leased percentage was 94.1% at June 30, 2012, compared to 92.1% at June 30, 2011.  Leases scheduled to expire for the remainder of 2012 were 4.5% of the portfolio on a square foot basis at June 30, 2012, and this figure was reduced to 4.0% as of July 23, 2012.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first six months of 2012, the Company acquired one operating property (72,000 square feet) in Tampa and 76.3 acres of development land in Houston, Tampa, Chandler (Phoenix), and Denver for $12.8 million.

EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the first six months of 2012, the Company began construction of two development projects containing 248,000 square feet in Orlando and Houston.  EastGroup also transferred three properties (228,000 square feet) in Houston from its development program to real estate properties with costs of $15.6 million at the date of transfer.  As of June 30, 2012, EastGroup’s development program consisted of eight projects (591,000 square feet) located in Houston, Orlando and San Antonio.  The projected total cost for the development projects, which were collectively 55% leased as of July 23, 2012, is $44.6 million.

During the first six months of 2012, the Company initially funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria permitting the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) property net operating income (PNOI), defined as income from real estate operations less property operating expenses (excluding interest expense, depreciation expense on buildings and improvements, and amortization expense on capitalized leasing costs and in-place lease intangibles), and (2) funds from operations attributable to common stockholders (FFO), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property and impairment losses, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Income from real estate operations	$46,458	43,127	93,095	86,297
Expenses from real estate operations	(13,400)	(12,523)	(26,444)	(24,920)
PROPERTY NET OPERATING INCOME	$33,058	30,604	66,651	61,377

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
NET INCOME	$8,084	5,615	13,605	10,517
Equity in earnings of unconsolidated investment	(88)	(87)	(177)	(173)
Interest income	(84)	(84)	(166)	(167)
Other income	(14)	(21)	(28)	(44)
Gain on sales of land	—	(9)	—	(18)
(Income) loss from discontinued operations	(1,894)	24	(2,053)	62
Depreciation and amortization from continuing operations	15,541	14,017	31,381	28,204
Interest expense	8,977	8,542	18,418	17,420
General and administrative expense	2,536	2,607	5,652	5,576
Acquisition costs	—	—	19	—
PROPERTY NET OPERATING INCOME	$33,058	30,604	66,651	61,377

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$7,973	5,492	13,375	10,284
Depreciation and amortization from continuing operations	15,541	14,017	31,381	28,204
Depreciation and amortization from discontinued operations	71	89	176	149
Depreciation from unconsolidated investment	34	34	67	67
Noncontrolling interest depreciation and amortization	(65)	(54)	(126)	(108)
Gain on sales of real estate investments	(1,869)	—	(1,869)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,685	19,578	43,004	38,596
Net income attributable to common stockholders per diluted share	$0.28	0.20	0.48	0.38
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.77	0.73	1.53	1.44
Diluted shares for earnings per share and funds from operations	28,341	26,897	28,024	26,884

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the second quarter of 2012 was $0.77 per share compared with $0.73 per share for the same period of 2011, an increase of 5.5% per share. For the six months ended June 30, 2012, FFO was $1.53 per share compared with $1.44 per share for the same period of 2011, an increase of 6.3% per share.

•
For the three months ended June 30, 2012, PNOI increased by $2,454,000, or 8.0%, compared to the same period in 2011. PNOI increased $1,718,000 from 2011 and 2012 acquisitions, $427,000 from newly developed properties and $317,000 from same property operations.

For the six months ended June 30, 2012, PNOI increased by $5,274,000, or 8.6%, compared to the same period in 2011. PNOI increased $3,414,000 from 2011 and 2012 acquisitions, $1,106,000 from same property operations and $764,000 from newly developed properties.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 1.0% for the three months ended June 30, 2012, and increased 1.8% for the six months compared to the same periods in 2011.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended June 30, 2012, was 92.6% compared to 90.9% for the same period of 2011. Same property average occupancy for the six months ended June 30, 2012, was 93.1% compared to 90.3% for the same period of 2011.

The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.28 per square foot for the three months ended June 30, 2012, compared to $5.38 per square foot for the same period of 2011. The same property average rental rate was $5.28 for the six months ended June 30, 2012, compared to $5.40 for the same period of 2011.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2012, was 93.1%.  Quarter-end occupancy ranged from 91.0% to 94.0% over the period from June 30, 2011 to June 30, 2012.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (7.8% of total square footage) averaged 3.3% for the second quarter of 2012. For the six months ended June 30, 2012, rental rate increases on new and renewal leases (14.0% of total square footage) averaged 1.8%.

•
Lease termination fee income for the three and six months ended June 30, 2012 was $87,000 and $257,000, respectively, compared to $35,000 and $490,000, respectively, for the same periods of 2011.  Bad debt expense for the three and six months ended June 30, 2012 was $164,000 and $387,000, respectively, compared to $165,000 and $299,000, respectively, for the same periods last year.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,296,230,000 at June 30, 2012, an increase of $9,714,000 from December 31, 2011.  Liabilities decreased $45,840,000 to $835,067,000, and equity increased $55,554,000 to $461,163,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $21,872,000 during the six months ended June 30, 2012, primarily due to the purchase of the operating property detailed below, capital improvements at the Company’s properties and the transfer of three properties from Development, as detailed under Development below.  These increases were offset by the sale of three properties. Two properties in Tampa, which were held in the Company’s taxable REIT subsidiary, sold for $578,000; the Company recognized an after-tax gain of $167,000 in connection with the sale. The Company also sold one property in Phoenix for $7,019,000 and recognized a gain of $1,869,000.

REAL ESTATE PROPERTY ACQUIRED IN 2012	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Madison Distribution Center	Tampa, FL	72,000	01/31/2012	$3,273

(1)
Total cost of the property acquired was $3,475,000, of which $3,273,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchase of real estate were allocated as follows:  $190,000 to in-place lease intangibles, $20,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During the first six months of 2012, the Company expensed acquisition-related costs of $19,000.

During the six months ended June 30, 2012, the Company made capital improvements of $9,620,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $823,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at June 30, 2012 consisted of properties in lease-up and under construction of $28,389,000 and prospective development (primarily land) of $92,028,000.  The Company’s total investment in development at June 30, 2012 was $120,417,000 compared to $112,149,000 at December 31, 2011.  Total capital invested for development during the first six months of 2012 was $24,695,000, which consisted of costs of $23,520,000 and $352,000 as detailed in the development activity table and costs of $823,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $676,000 and $1,388,000 for the three and six months ended June 30, 2012, respectively, and $209,000 and $366,000 for the same periods of 2011. The increase in capitalized internal development costs in 2012 as compared to 2011 resulted from increased activity in the Company's development program in 2012.

During the first six months of 2012, EastGroup purchased 76.3 acres of development land in Houston, Tampa, Chandler (Phoenix), and Denver for $9,291,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred three development properties to Real Estate Properties during the first six months of 2012 with a total investment of $15,604,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2012(1)	For the Six Months Ended 6/30/2012	Cumulative as of 6/30/2012	Estimated Total Costs	Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Southridge IX, Orlando, FL	76,000	$—	883	6,245	7,100	03/12
World Houston 31B, Houston, TX	35,000	—	1,272	2,632	3,900	04/12
Thousand Oaks 1, San Antonio, TX	36,000	—	794	3,203	4,600	05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	990	4,154	5,000	05/12
Beltway Crossing IX, Houston, TX	45,000	—	914	2,055	2,500	06/12
Beltway Crossing X, Houston, TX	78,000	—	1,591	3,597	4,400	06/12
Total Lease-Up	343,000	—	6,444	21,886	27,500
UNDER CONSTRUCTION						Anticipated Completion Date
Southridge XI, Orlando, FL	88,000	2,298	2,340	4,638	6,200	07/12
World Houston 33, Houston, TX	160,000	1,338	527	1,865	10,900	01/13
Total Under Construction	248,000	3,636	2,867	6,503	17,100
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	524,000	—	1,796	5,257	39,900
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	83,000	—	597	597	7,700
Fort Myers, FL	663,000	—	218	17,421	48,100
Orlando, FL	1,426,000	(2,298)	2,137	24,436	93,000
Tampa, FL	519,000	—	1,442	5,928	30,800
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	95,000	—	38	1,284	7,100
Dallas, TX	70,000	—	33	797	4,100
El Paso, TX	251,000	—	—	2,444	9,600
Houston, TX	2,569,000	(1,338)	7,697	27,474	160,500
San Antonio, TX	484,000	—	251	5,267	32,200
Total Prospective Development	6,782,000	(3,636)	14,209	92,028	439,900
	7,373,000	$—	23,520	120,417	484,500
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2012	Building Size (Square feet)					Completion Date
Beltway Crossing VIII, Houston, TX	88,000	$—	43	5,242		09/11
World Houston 32, Houston, TX	96,000	—	66	6,276		01/12
World Houston 31A, Houston, TX	44,000	—	243	4,086		06/11
Total Transferred to Real Estate Properties	228,000	$—	352	15,604	(2)

(1)  Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $23,584,000 during the first six months of 2012 due to depreciation expense, offset by accumulated depreciation on the properties sold during the period.

Other Assets
Other Assets increased $3,126,000 during the second quarter of 2012.  A summary of Other Assets follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Leasing costs (principally commissions)	$41,240	39,297
Accumulated amortization of leasing costs	(17,228)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	24,012	22,694

Straight-line rents receivable	21,859	20,959
Allowance for doubtful accounts on straight-line rents receivable	(507)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	21,352	20,608

Accounts receivable	3,377	3,949
Allowance for doubtful accounts on accounts receivable	(541)	(522)
Accounts receivable, net of allowance for doubtful accounts	2,836	3,427

Acquired in-place lease intangibles	10,758	12,157
Accumulated amortization of acquired in-place lease intangibles	(4,958)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	5,800	7,679

Acquired above market lease intangibles	2,805	2,904
Accumulated amortization of acquired above market lease intangibles	(1,240)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,565	1,975

Mortgage loans receivable	4,150	4,154
Discount on mortgage loans receivable	(38)	(44)
Mortgage loans receivable, net of discount	4,112	4,110

Loan costs	7,824	7,662
Accumulated amortization of loan costs	(4,367)	(4,433)
Loan costs, net of accumulated amortization	3,457	3,229

Goodwill	990	990
Prepaid expenses and other assets	11,799	8,085
	$75,923	72,797

Liabilities

Mortgage Notes Payable decreased $4,260,000 during the six months ended June 30, 2012.  The decrease resulted from regularly scheduled principal payments of $12,425,000, the repayment of four mortgages totaling $45,776,000 and mortgage loan premium amortization of $59,000, partially offset by a $54,000,000 mortgage loan executed by the Company in January 2012.

Notes Payable to Banks decreased $33,571,000 during the six months ended June 30, 2012, as a result of repayments of $177,131,000 exceeding advances of $143,560,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses decreased $6,910,000 during the first six months of 2012.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Property taxes payable	$11,874	9,840
Development costs payable	3,229	5,928
Interest payable	2,682	2,736
Dividends payable on unvested restricted stock	1,436	1,415
Other payables and accrued expenses	5,074	11,286
	$24,295	31,205

Other Liabilities decreased $1,099,000 during the six months ended June 30, 2012.  A summary of the Company’s Other Liabilities follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Security deposits	$9,326	9,184
Prepaid rent and other deferred income	5,998	6,373
Other liabilities	593	1,459
	$15,917	17,016

Equity

For the six months ended June 30, 2012, Distributions in Excess of Earnings increased $16,363,000 as a result of dividends on common stock of $29,738,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $13,375,000.

Additional Paid-In Capital increased $71,907,000 during the six months ended June 30, 2012.  The increase primarily resulted from the issuance of 1,413,023 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $69,807,000.  See Note 12 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2012, was $7,973,000 ($0.27 per basic and diluted share) and $13,375,000 ($0.48 per basic and diluted share), respectively, compared to $5,492,000 ($0.20 per basic and diluted share) and $10,284,000 ($0.38 per basic and diluted share) for the same periods in 2011. EastGroup recognized gains on the sale of depreciable and nondepreciable real estate investments of $1,869,000 and $2,036,000 during the three and six months ended June 30, 2012, respectively. The Company did not recognize any gains on sales during 2011.

PNOI for the three months ended June 30, 2012, increased by $2,454,000, or 8.0%, compared to the same period in 2011. PNOI increased $1,718,000 from 2011 and 2012 acquisitions, $427,000 from newly developed properties and $317,000 from same property operations. Bad debt expense exceeded lease termination fee income by $77,000 for the three months ended June 30, 2012, and by $130,000 for the same period of 2011.

PNOI for the six months ended June 30, 2012, increased by $5,274,000, or 8.6%, compared to the same period in 2011. PNOI increased $3,414,000 from 2011 and 2012 acquisitions, $1,106,000 from same property operations and $764,000 from newly developed properties.  Bad debt expense exceeded lease termination fee income by $130,000 for the six months ended June 30, 2012.  Termination fee income exceeded bad debt expense by $191,000 for the six months ended June 30, 2011.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.8% and 28.4% for the three and six months ended June 30, 2012, respectively, compared to 29.0% and 28.9% for the same periods in 2011.  The Company’s percentage of leased square footage was 94.1% at June 30, 2012, compared to 92.1% at June 30, 2011.  Occupancy at June 30, 2012 was 93.1% compared to 91.0% at June 30, 2011.

Interest Expense increased $435,000 and $998,000 in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The following table presents the components of Interest Expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$117,390	131,379	(13,989)	112,367	123,723	(11,356)
Weighted average variable interest rates (excluding loan cost amortization)	1.47%	1.38%		1.49%	1.42%

VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	$428	452	(24)	834	870	(36)
Amortization of bank loan costs	85	74	11	171	151	20
Total variable rate interest expense	513	526	(13)	1,005	1,021	(16)

FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	8,850	8,741	109	18,148	17,759	389
Unsecured term loan interest (excluding loan cost amortization)	486	—	486	972	—	972
Amortization of mortgage loan costs	205	179	26	402	383	19
Amortization of unsecured term loan costs	10	—	10	20	—	20
Total fixed rate interest expense	9,551	8,920	631	19,542	18,142	1,400
Total interest	10,064	9,446	618	20,547	19,163	1,384
Less capitalized interest	(1,087)	(904)	(183)	(2,129)	(1,743)	(386)
TOTAL INTEREST EXPENSE	$8,977	8,542	435	18,418	17,420	998

EastGroup’s variable rate interest expense was relatively unchanged for the three and six months ended June 30, 2012, as compared to the same period last year. The Company's fixed rate interest expense increased by $631,000 and $1,400,000 for the three and six months ended June 30, 2012, respectively, as compared to the same periods of 2011.

The increase in fixed rate interest expense was primarily due to an unsecured term loan obtained by the Company in December 2011 which has a balance of $50,000,000, a fixed interest rate of 3.91%, and a seven-year term. EastGroup expensed $486,000 and $972,000 for unsecured term loan interest during the three and six months ended June 30, 2012, respectively, compared to zero for both periods in 2011. Also, the Company's mortgage loan interest expense increased by $109,000 and $389,000 for the three and six months ended June 30, 2012, respectively, compared to the same periods last year.

A listing of new mortgages and mortgages repaid in 2011 and the first six months of 2012 follows:

NEW MORTGAGES IN 2011 AND 2012	Interest Rate	Date	Maturity Date	Amount
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	05/31/11	06/05/21	$65,000,000
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	54,000,000
Weighted Average/Total Amount	4.45%			$119,000,000

MORTGAGE LOANS REPAID IN 2011 AND 2012	Interest Rate	Date Repaid	Payoff Amount
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	$36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Oak Creek Distribution Center IV	5.68%	03/01/12	3,463,000
University Business Center (125 & 175 Cremona)	7.98%	04/02/12	8,679,000
University Business Center (120 & 130 Cremona)	6.43%	05/01/12	1,910,000
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	06/04/12	31,724,000
Weighted Average/Total Amount	7.27%		$104,673,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $183,000 and $386,000 for the three and six months ended June 30, 2012, respectively, as compared to the same periods of 2011 due to increased activity in the Company’s development program.

Depreciation and Amortization expense from continuing operations increased $1,524,000 and $3,177,000 for the three and six months ended June 30, 2012, as compared to the same periods in 2011.  Straight-lining of rent increased income by $568,000 and $1,093,000 for the three and six months ended June 30, 2012, compared to $537,000 and $1,092,000 for the same periods in 2011.

The Company signed 27 leases with free rent concessions on 531,000 square feet during the three months ended June 30, 2012, with total free rent concessions of $631,000. During the six months ended June 30, 2012, the Company signed 55 leases with free rent concessions on 990,000 square feet with total free rent concessions of $1,185,000.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three and six months ended June 30, 2012 and 2011 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2012	2011	2012	2011
		(In thousands)
Upgrade on Acquisitions	40 yrs	$524	201	628	223
Tenant Improvements:
New Tenants	Lease Life	2,290	1,253	3,833	3,764
New Tenants (first generation) (1)	Lease Life	194	376	223	1,028
Renewal Tenants	Lease Life	460	373	1,430	1,559
Other:
Building Improvements	5-40 yrs	1,139	799	1,809	2,035
Roofs	5-15 yrs	342	772	931	863
Parking Lots	3-5 yrs	556	274	600	509
Other	5 yrs	45	228	166	250
Total Capital Expenditures		$5,550	4,276	9,620	10,231

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2012 and 2011 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2012	2011	2012	2011
		(In thousands)
Development	Lease Life	$445	110	1,222	370
New Tenants	Lease Life	751	624	1,655	1,536
New Tenants (first generation) (1)	Lease Life	36	92	99	187
Renewal Tenants	Lease Life	1,149	474	2,000	1,289
Total Capitalized Leasing Costs		$2,381	1,300	4,976	3,382
Amortization of Leasing Costs		$1,736	1,617	3,534	3,218

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Discontinued Operations
The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2012, the Company sold three properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa and Estrella Distribution Center in Phoenix.  During 2011, the Company did not sell any properties.

See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the properties sold or held for sale during 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
DISCONTINUED OPERATIONS	2012	2011	2012	2011
	(In thousands)
Income from real estate operations	$143	117	304	202
Expenses from real estate operations	(47)	(52)	(111)	(115)
Property net operating income from discontinued operations	96	65	193	87
Depreciation and amortization	(71)	(89)	(176)	(149)
Income (loss) from real estate operations	25	(24)	17	(62)
Gain on sales of nondepreciable real estate investments, net of tax	—	—	167	—
Gain on sales of real estate investments	1,869	—	1,869	—
Income (loss) from discontinued operations	$1,894	(24)	2,053	(62)

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $41,561,000 for the six months ended June 30, 2012.  The primary other sources of cash were from bank borrowings, proceeds from common stock offerings and proceeds from mortgage notes payable.  The Company distributed $29,717,000 in common stock dividends during the six months ended June 30, 2012.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, the construction and development of properties, capital improvements at various properties and the acquisition of properties.

Total debt at June 30, 2012 and December 31, 2011 is detailed below.  The Company’s bank credit facilities and unsecured term loan have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(In thousands)
Mortgage notes payable – fixed rate	$623,910	628,170
Unsecured term loan payable – fixed rate	50,000	50,000
Notes payable to banks – variable rate	120,945	154,516
Total debt	$794,855	832,686

EastGroup has a $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2013.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2012, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  At June 30, 2012, the weighted average interest rate was 1.100% on a balance of $111,000,000.

EastGroup also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2013.  The interest rate on this facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate is reset on a daily basis and as of June 30, 2012, was LIBOR plus 165 basis points.  At June 30, 2012, the interest rate was 1.896% on a balance of $9,945,000.

As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace the short-term bank borrowings.  Even though mortgage loan proceeds as a percentage of property values have decreased and lenders’ underwriting standards have become stricter, the Company is able to obtain financing at attractive amounts and rates.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2012.  The Company also believes it can obtain mortgage financing from insurance companies and financial institutions, obtain term loan financing from banks, and issue common and/or preferred equity.

On January 4, 2012, EastGroup closed a $54 million, non-recourse first mortgage loan with a fixed interest rate of 4.09%, a 10-year term and a 20-year amortization schedule.  The loan is secured by properties containing 1.4 million square feet.  The Company used the proceeds of this mortgage loan to reduce variable rate bank borrowings.

On March 1, 2012, the Company repaid a mortgage loan with a balance of $3.5 million, an interest rate of 5.68%, and a maturity date of June 1, 2012.  On April 2, 2012, EastGroup repaid a mortgage loan with a balance of $8.7 million, an interest rate of 7.98%, and a maturity date of June 1, 2012. On May 1, 2012, the Company repaid a mortgage loan with a balance of $1.9 million, an interest rate of 6.43%, and a maturity date of May 15, 2012. On June 4, 2012, the Company repaid a mortgage loan with a balance of $31.7 million, an interest rate of 6.86%, and a maturity date of September 1, 2012.

In March 2011, the Company entered into Sales Agency Financing Agreements (the “Agreements”) with BNY Mellon Capital Markets, LLC and Raymond James & Associates, Inc. pursuant to which the Company could issue and sell up to two million shares of its common stock from time to time.  During the three months ended June 30, 2012, EastGroup issued and sold 1,044,865 shares of common stock under the continuous equity program at an average price of $50.64 per share with gross proceeds to the Company of $52.9 million. During the six months ended June 30, 2012, EastGroup issued and sold 1,413,023 shares of common stock at an average price of $50.01 per share with gross proceeds to the Company of $70,661,000.  The Company incurred offering-related costs of $854,000 during the six months, resulting in net proceeds to the Company of $69,807,000 which were used to reduce variable rate bank borrowings. EastGroup completed its continuous equity program with these sales. Since the start of the program in July 2011, the Company sold a total of 2,000,000 shares at an average price of $48.18 per share with net proceeds to the Company of $95 million.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2011, did not materially change during the six months ended June 30, 2012, except for the decreases in Mortgage Notes Payable and Notes Payable to Banks discussed above.

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

	July – December 2012	2013		2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate mortgage debt (in thousands)	$12,045	62,014		98,920	102,287	92,716	255,928	623,910	674,694	(1)
Weighted average interest rate	5.41%	5.07%		5.66%	5.36%	5.79%	5.27%	5.41%
Fixed rate unsecured term loan (in thousands)	$—	—		—	—	—	50,000	50,000	50,897	(1)
Weighted average interest rate	—	—		—	—	—	3.91%	3.91%
Variable rate debt (in thousands)	$—	120,945	(2)	—	—	—	—	120,945	120,686	(3)
Weighted average interest rate	—	1.17%	(4)	—	—	—	—	1.17%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2013 and is comprised of two lines of credit with balances of $111,000,000 on the $200 million line of credit and $9,945,000 on the $25 million working capital line of credit as of June 30, 2012.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of June 30, 2012.

As the table above incorporates only those exposures that existed as of June 30, 2012, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $142,000 annually.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2011.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2011 Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:
	(10)	Material Contracts (* Indicates management or compensatory agreement):
(a) Amendment No. 4 to EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 1, 2012) *
(b) Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company's Form 8-K filed June 1, 2012) *
	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  July 24, 2012

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary