Form 10-Q
period 2012-09-30
EASTGROUP PROPERTIES INC
filed 2012-10-22
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 19, 2012 was 29,635,762.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate properties	$1,583,171	1,550,444
Development	130,533	112,149
	1,713,704	1,662,593
Less accumulated depreciation	(487,902)	(451,805)
	1,225,802	1,210,788
Unconsolidated investment	2,794	2,757
Cash	1,027	174
Other assets	69,449	72,797
TOTAL ASSETS	$1,299,072	1,286,516

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$613,797	628,170
Unsecured term loans payable	130,000	50,000
Notes payable to banks	46,451	154,516
Accounts payable and accrued expenses	34,066	31,205
Other liabilities	16,898	17,016
Total Liabilities	841,212	880,907

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 29,278,070 shares issued and outstanding at September 30, 2012 and 27,658,059 at December 31, 2011	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	697,311	619,386
Distributions in excess of earnings	(241,616)	(216,560)
Accumulated other comprehensive loss	(605)	—
Total Stockholders’ Equity	455,093	402,829
Noncontrolling interest in joint ventures	2,767	2,780
Total Equity	457,860	405,609
TOTAL LIABILITIES AND EQUITY	$1,299,072	1,286,516

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Income from real estate operations	$46,982	43,819	140,077	130,116
Other income	15	20	43	64
	46,997	43,839	140,120	130,180
EXPENSES
Expenses from real estate operations	13,642	12,571	40,086	37,491
Depreciation and amortization	15,436	14,348	46,817	42,552
General and administrative	2,453	2,551	8,105	8,127
Acquisition costs	45	55	64	55
	31,576	29,525	95,072	88,225
OPERATING INCOME	15,421	14,314	45,048	41,955
OTHER INCOME (EXPENSE)
Interest expense	(8,426)	(8,680)	(26,844)	(26,100)
Other	(98)	180	245	538
INCOME FROM CONTINUING OPERATIONS	6,897	5,814	18,449	16,393
DISCONTINUED OPERATIONS
Income (loss) from real estate operations	—	(23)	17	(85)
Gain on sales of nondepreciable real estate investments, net of tax	—	—	167	—
Gain on sales of real estate investments	—	—	1,869	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(23)	2,053	(85)
NET INCOME	6,897	5,791	20,502	16,308
Net income attributable to noncontrolling interest in joint ventures	(126)	(121)	(356)	(354)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	6,771	5,670	20,146	15,954
Other comprehensive income (loss)	(605)	—	(605)	—
TOTAL COMPREHENSIVE INCOME	$6,166	5,670	19,541	15,954
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.23	0.21	0.64	0.59
Income (loss) from discontinued operations	0.00	0.00	0.07	0.00
Net income attributable to common stockholders	$0.23	0.21	0.71	0.59

Weighted average shares outstanding	28,912	26,839	28,271	26,823
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.23	0.21	0.64	0.59
Income (loss) from discontinued operations	0.00	0.00	0.07	0.00
Net income attributable to common stockholders	$0.23	0.21	0.71	0.59

Weighted average shares outstanding	29,030	26,914	28,361	26,894
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$6,771	5,693	18,093	16,039
Income (loss) from discontinued operations	—	(23)	2,053	(85)
Net income attributable to common stockholders	$6,771	5,670	20,146	15,954
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2011	$3	619,386	(216,560)	—	2,780	405,609
Net income	—	—	20,146	—	356	20,502
Common dividends declared – $1.57 per share	—	—	(45,202)	—	—	(45,202)
Stock-based compensation, net of forfeitures	—	3,571	—	—	—	3,571
Issuance of 1,511,398 shares of common stock, common stock offering, net of expenses	—	74,903	—	—	—	74,903
Issuance of 4,500 shares of common stock, options exercised	—	108	—	—	—	108
Issuance of 2,982 shares of common stock, dividend reinvestment plan	—	155	—	—	—	155
Withheld 17,927 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(812)	—	—	—	(812)
Net unrealized change in fair value of interest rate swap	—	—	—	(605)	—	(605)
Distributions to noncontrolling interest	—	—	—	—	(369)	(369)
BALANCE, SEPTEMBER 30, 2012	$3	697,311	(241,616)	(605)	2,767	457,860

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$20,502	16,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	46,817	42,552
Depreciation and amortization from discontinued operations	176	238
Stock-based compensation expense	2,781	1,910
Gain on sales of land and real estate investments	(2,036)	(27)
Changes in operating assets and liabilities:
Accrued income and other assets	2,832	1,007
Accounts payable, accrued expenses and prepaid rent	1,977	7,042
Other	134	(104)
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,183	68,926
INVESTING ACTIVITIES
Real estate development	(34,834)	(28,982)
Purchases of real estate	(10,950)	(23,450)
Real estate improvements	(13,670)	(14,089)
Proceeds from sales of real estate investments	7,399	—
Changes in accrued development costs	72	2,313
Changes in other assets and other liabilities	(6,426)	(5,014)
NET CASH USED IN INVESTING ACTIVITIES	(58,409)	(69,222)
FINANCING ACTIVITIES
Proceeds from bank borrowings	186,072	213,034
Repayments on bank borrowings	(294,137)	(160,030)
Proceeds from mortgage notes payable	54,000	65,000
Principal payments on mortgage notes payable	(68,282)	(75,222)
Proceeds from unsecured term loan payable	80,000	—
Debt issuance costs	(1,474)	(632)
Distributions paid to stockholders	(45,035)	(41,880)
Proceeds from common stock offerings	74,903	450
Proceeds from exercise of stock options	108	133
Proceeds from dividend reinvestment plan	168	184
Other	(244)	(431)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,921)	606

INCREASE IN CASH AND CASH EQUIVALENTS	853	310
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174	137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,027	447
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,362 and $2,695 for 2012 and 2011, respectively	$26,162	25,340

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At September 30, 2012 and December 31, 2011, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2012 and December 31, 2011, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $12,814,000 and $38,791,000 for the three and nine months ended September 30, 2012, respectively, and $12,175,000 and $36,278,000 for the same periods in 2011.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Real estate properties:
Land	$240,486	235,394
Buildings and building improvements	1,073,931	1,056,783
Tenant and other improvements	268,754	258,267
Development	130,533	112,149
	1,713,704	1,662,593
Less accumulated depreciation	(487,902)	(451,805)
	$1,225,802	1,210,788

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $881,000 and $2,927,000 for the three and nine months ended September 30, 2012, respectively, and $661,000 and $1,693,000 for the same periods in 2011.  Amortization of above and below market leases decreased rental income by $91,000 and $325,000 for the three and nine months ended September 30, 2012, respectively, and decreased rental income by $71,000 and $256,000 for the same periods in 2011.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first nine months of 2012, EastGroup acquired Madison Distribution Center in Tampa and Wiegman Distribution Center II in Hayward, California. The Company purchased these properties for a total cost of $10,950,000, of which $10,167,000 was allocated to real estate properties.  The Company allocated $3,073,000 of the total purchase price to land using third party land valuations for the Tampa and Hayward markets.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $672,000 to in-place lease intangibles, $119,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During 2011, EastGroup acquired the following operating properties: Lakeview Business Center and Ridge Creek Distribution Center II in Charlotte, North Carolina; Broadway Industrial Park, Building VII in Tempe, Arizona; the Tampa Industrial Portfolio in Tampa, Florida; and Rittiman Distribution Center in San Antonio, Texas. The Company purchased these properties for a total cost of $88,592,000, of which $80,624,000 was allocated to real estate properties. The Company allocated $13,872,000 of the total purchase price to land using third party land valuations for the Charlotte, Tempe, Tampa and San Antonio markets. The market values used are considered to be Level 3 inputs as defined by ASC 820 (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $6,949,000 to in-place lease intangibles, $1,693,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $674,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

EastGroup expensed acquisition-related costs of $45,000 and $64,000 during the three and nine months ended September 30, 2012, respectively.  The Company expensed acquisition-related costs of $55,000 during the three and nine months ended September 30, 2011.

The Company reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at September 30, 2012 and December 31, 2011.

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

During the first nine months of 2012, the Company sold one operating property (174,000 square feet) in Phoenix for $7,019,000 and recognized a gain of $1,869,000. In addition, EastGroup’s taxable REIT subsidiary sold two properties in Tampa, which collectively contain 10,500 square feet, for $578,000 and recognized an after-tax gain of $167,000 during the first quarter of 2012.  The Company did not sell any real estate properties during 2011.

The following table presents the components of revenue and expense for the properties sold or held for sale during 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2012	2011	2012	2011
	(In thousands)
Income from real estate operations	$—	123	304	325
Expenses from real estate operations	—	(57)	(111)	(172)
Property net operating income from discontinued operations	—	66	193	153
Depreciation and amortization	—	(89)	(176)	(238)
Income (loss) from real estate operations	—	(23)	17	(85)
Gain on sales of nondepreciable real estate investments, net of tax	—	—	167	—
Gain on sales of real estate investments	—	—	1,869	—
Income (loss) from discontinued operations	$—	(23)	2,053	(85)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Leasing costs (principally commissions)	$41,208	39,297
Accumulated amortization of leasing costs	(17,429)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	23,779	22,694

Straight-line rents receivable	22,152	20,959
Allowance for doubtful accounts on straight-line rents receivable	(502)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	21,650	20,608

Accounts receivable	3,568	3,949
Allowance for doubtful accounts on accounts receivable	(541)	(522)
Accounts receivable, net of allowance for doubtful accounts	3,027	3,427

Acquired in-place lease intangibles	10,429	12,157
Accumulated amortization of acquired in-place lease intangibles	(5,029)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	5,400	7,679

Acquired above market lease intangibles	2,438	2,904
Accumulated amortization of acquired above market lease intangibles	(951)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,487	1,975

Mortgage loans receivable	4,150	4,154
Discount on mortgage loans receivable	(36)	(44)
Mortgage loans receivable, net of discount	4,114	4,110

Loan costs	8,477	7,662
Accumulated amortization of loan costs	(4,655)	(4,433)
Loan costs, net of accumulated amortization	3,822	3,229

Goodwill	990	990
Prepaid expenses and other assets	5,180	8,085
	$69,449	72,797

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Property taxes payable	$18,585	9,840
Development costs payable	6,000	5,928
Interest payable	2,629	2,736
Dividends payable on unvested restricted stock	1,582	1,415
Other payables and accrued expenses	5,270	11,286
	$34,066	31,205

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Security deposits	$9,556	9,184
Prepaid rent and other deferred income	5,616	6,373
Interest rate swap liability	871	—
Other liabilities	855	1,459
	$16,898	17,016

(11)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated Other Comprehensive Loss are presented in the Company's Consolidated Statement of Changes in Equity and are summarized below. See Note 12 for information regarding the Company's interest rate swap.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$—	—	—	—
Change in fair value of interest rate swap	(605)	—	(605)	—
Balance at end of period	$(605)	—	(605)	—

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its debt funding and, to a limited extent, the use of derivative instruments.

Specifically, the Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative instruments, described below, are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments principally related to certain of the Company's borrowings.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's objective in using interest rate derivatives is to manage exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings (included in Other on the Consolidated Statements of Income and Comprehensive Income).

The Company entered into one $80,000,000 interest rate swap on July 20, 2012 but did not designate the swap for hedge accounting purposes until August 27, 2012. All of the changes in fair value of the swap from July 20, 2012 leading up to the designation date were marked to market through current earnings. On August 27, 2012, the Company designated the swap for hedge accounting in an off-market hedging relationship and has concluded that the hedging relationship will be highly effective by performing a regression assessment at inception. Ineffectiveness related to the off-market hedging relationship will be recorded directly into earnings as described above. During the three months ended September 30, 2012, the Company recognized total expenses resulting from the interest rate swap mark to market designation and interest rate swap ineffectiveness of $269,000.

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $596,000 will be reclassified from Other Comprehensive Income (Loss) as an increase to Interest Expense over the next twelve months.

As of September 30, 2012, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$80,000,000

The Company had no derivatives outstanding as of December 31, 2011.

The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011. See Note 17 for additional information on the fair value of the Company's interest rate swap.

	Liability Derivatives As of September 30, 2012		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$871,000	Other Liabilities	$—

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of loss recognized in Other Comprehensive Income on derivative	$(655)	—	(655)	—
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	(50)	—	(50)	—
MARK TO MARKET DERIVATIVES
Interest Rate Swaps:
Amount of loss recognized in earnings upon swap designation	$(242)	—	(242)	—

See Note 11 for additional information on the Company's Accumulated Other Comprehensive Loss resulting from its interest rate swap.

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

The Company has an agreement with its derivative counterparty containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.

As of September 30, 2012, the fair value of derivatives in a liability position related to these agreements was $871,000. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at the swap termination value. As of September 30, 2012, the swap termination value was a liability in the amount of $828,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$6,771	5,670	20,146	15,954
Denominator – weighted average shares outstanding	28,912	26,839	28,271	26,823
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$6,771	5,670	20,146	15,954
Denominator:
Weighted average shares outstanding	28,912	26,839	28,271	26,823
Common stock options	2	5	3	7
Unvested restricted stock	116	70	87	64
Total Shares	29,030	26,914	28,361	26,894

(14)	STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were 1,312,351 at September 30, 2012.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $870,000 and $3,210,000 for the three and nine months ended September 30, 2012, respectively, of which $212,000 and $669,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2011, stock-based compensation cost was $555,000 and $1,903,000, respectively, of which $102,000 and $188,000 were capitalized as part of the Company's development costs.

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

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2015 and April 6, 2016, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first nine months of 2012, the Company withheld 17,927 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first nine months of 2012 was $3,191,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2012		September 30, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	276,784	$42.28	235,929	$38.90
Granted	—	—	111,732	48.79
Forfeited	—	—	—	—
Vested	—	—	(70,877)	41.27
Unvested at end of period	276,784	$42.28	276,784	$42.28

Directors Equity Plan
The Company has a directors equity plan that was approved by stockholders and adopted in 2005 (the 2005 Plan), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan was further amended by the Board of Directors in May 2006, May 2008, May 2011 and May 2012.  Stock-based compensation expense for directors was $90,000 and $240,000 for the three and nine months ended September 30, 2012, respectively, and $75,000 and $195,000 for the same periods in 2011.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,027	1,027	174	174
Mortgage loans receivable, net of discount	4,114	4,356	4,110	4,317
Financial Liabilities:
Mortgage notes payable	613,797	670,753	628,170	674,462
Unsecured term loans payable	130,000	130,803	50,000	50,000
Notes payable to banks	46,451	46,409	154,516	153,521
Interest rate swap liability	871	871	—	—

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
Interest rate swap liability (included in Other Liabilities on the Consolidated Balances Sheets): The instrument is recorded at fair value based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract. See Note 12 for additional information on the Company's interest rate swap.

(18)	SUBSEQUENT EVENTS

As of October 22, 2012, EastGroup issued and sold 357,692 shares of common stock under its continuous common equity program during the fourth quarter of 2012 at an average price of $53.30 per share with net proceeds to the Company of $18.9 million. The proceeds were used to reduce variable rate bank borrowings. As of October 22, 2012, the Company has 1,543,933 shares of common stock remaining to sell under the program.

Also subsequent to quarter-end, the Company began construction of World Houston 37, a 101,000 square foot business distribution building with a projected total cost of $7.1 million, and World Houston 38, a 129,000 square foot build-to-suit business distribution building with an estimated total cost of $9.8 million. These buildings are expected to be completed early in the third quarter of 2013.

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

The operations of the Company improved during the nine months ended September 30, 2012, compared to the same period of 2011.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2012.  The Company also believes it can issue common and/or preferred equity and obtain mortgage and term loan financing from insurance companies and financial institutions as evidenced by the closing of a $54 million, non-recourse first mortgage loan in January 2012, the closing of an $80 million unsecured term loan in August 2012, and the continuous common equity offering programs, which provided net proceeds to the Company of $74.9 million in the first nine months of 2012, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the nine months ended September 30, 2012, leases expired on 4,502,000 square feet (15.0% of EastGroup’s total square footage of 30,073,000), and the Company was successful in renewing or re-leasing 79% of the expiring square feet.  In addition, EastGroup leased 1,719,000 square feet of other vacant space during this period.  During the first nine months of 2012, average rental rates on new and renewal leases increased by 0.9%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 0.1% for the quarter ended September 30, 2012, as compared to the same quarter in 2011. For the nine months ended September 30, 2012, PNOI from same properties increased 1.2% as compared to the same period last year.

EastGroup’s total leased percentage was 95.0% at September 30, 2012, compared to 93.9% at September 30, 2011.  Leases scheduled to expire for the remainder of 2012 were 2.4% of the portfolio on a square foot basis at September 30, 2012, and this figure was reduced to 1.2% as of October 19, 2012.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first nine months of 2012, the Company acquired two operating properties (156,000 square feet) in Tampa, Florida, and Hayward, California, for $10,950,000 and 76.3 acres of development land in Houston, Tampa, Chandler (Phoenix), and Denver for $9,291,000.

EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the first nine months of 2012, the Company began construction of seven development projects containing 527,000 square feet in Orlando and Houston.  EastGroup also transferred three properties (228,000 square feet) in Houston from its development program to real estate properties with costs of $15.6 million at the date of transfer.  As of September 30, 2012, EastGroup’s development program consisted of thirteen projects (870,000 square feet) located in Houston, Orlando and San Antonio.  The projected total cost for the development projects, which were collectively 51% leased as of October 19, 2012, is $65.9 million.

During the first nine months of 2012, the Company initially funded its acquisition and development programs through its $225 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity, including preferred equity, and/or employs fixed-rate debt to replace short-term bank borrowings.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Income from real estate operations	$46,982	43,819	140,077	130,116
Expenses from real estate operations	(13,642)	(12,571)	(40,086)	(37,491)
PROPERTY NET OPERATING INCOME	$33,340	31,248	99,991	92,625

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
NET INCOME	$6,897	5,791	20,502	16,308
Equity in earnings of unconsolidated investment	(89)	(87)	(266)	(260)
Interest income	(82)	(84)	(248)	(251)
Other income	(15)	(20)	(43)	(64)
Gain on sales of land	—	(9)	—	(27)
(Income) loss from discontinued operations	—	23	(2,053)	85
Depreciation and amortization from continuing operations	15,436	14,348	46,817	42,552
Interest expense	8,426	8,680	26,844	26,100
General and administrative expense	2,453	2,551	8,105	8,127
Interest rate swap ineffectiveness	269	—	269	—
Acquisition costs	45	55	64	55
PROPERTY NET OPERATING INCOME	$33,340	31,248	99,991	92,625

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$6,771	5,670	20,146	15,954
Depreciation and amortization from continuing operations	15,436	14,348	46,817	42,552
Depreciation and amortization from discontinued operations	—	89	176	238
Depreciation from unconsolidated investment	33	33	100	100
Depreciation and amortization from noncontrolling interest	(65)	(54)	(191)	(162)
Gain on sales of real estate investments	—	—	(1,869)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,175	20,086	65,179	58,682
Net income attributable to common stockholders per diluted share	$0.23	0.21	0.71	0.59
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.76	0.75	2.30	2.18
Diluted shares for earnings per share and funds from operations	29,030	26,914	28,361	26,894

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2012 was $0.76 per share compared with $0.75 per share for the same period of 2011, an increase of 1.3% per share. For the nine months ended September 30, 2012, FFO was $2.30 per share compared with $2.18 per share for the same period of 2011, an increase of 5.5% per share.

•
For the three months ended September 30, 2012, PNOI increased by $2,092,000, or 6.7%, compared to the same period in 2011. PNOI increased $1,561,000 from 2011 and 2012 acquisitions, $495,000 from newly developed properties and $45,000 from same property operations.

For the nine months ended September 30, 2012, PNOI increased by $7,366,000, or 8.0%, compared to the same period in 2011. PNOI increased $4,975,000 from 2011 and 2012 acquisitions, $1,260,000 from newly developed properties and $1,150,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 0.1% for the three months ended September 30, 2012, and increased 1.2% for the nine months compared to the same periods in 2011.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended September 30, 2012, was 93.6% compared to 92.2% for the same period of 2011. Same property average occupancy for the nine months ended September 30, 2012, was 93.2% compared to 91.0% for the same period of 2011.

The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.26 per square foot for the three months ended September 30, 2012, compared to $5.32 per square foot for the same period of 2011. The same property average rental rate was $5.27 for the nine months ended September 30, 2012, compared to $5.37 for the same period of 2011.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2012, was 94.3%.  Quarter-end occupancy ranged from 93.0% to 94.3% over the period from September 30, 2011 to September 30, 2012.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (3.6% of total square footage) averaged 2.6% for the third quarter of 2012. For the nine months ended September 30, 2012, rental rate increases on new and renewal leases (17.6% of total square footage) averaged 0.9%.

•
Lease termination fee income for the three and nine months ended September 30, 2012 was $57,000 and $314,000, respectively, compared to $52,000 and $542,000, respectively, for the same periods of 2011.  Bad debt expense for the three and nine months ended September 30, 2012 was $155,000 and $542,000, respectively, compared to $128,000 and $427,000, respectively, for the same periods last year.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,299,072,000 at September 30, 2012, an increase of $12,556,000 from December 31, 2011.  Liabilities decreased $39,695,000 to $841,212,000, and equity increased $52,251,000 to $457,860,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $32,727,000 during the nine months ended September 30, 2012, primarily due to the purchase of the operating properties detailed below, capital improvements at the Company’s properties and the transfer of three properties from Development, as detailed under Development below.  These increases were offset by the sale of three properties. Two properties in Tampa, which were held in the Company’s taxable REIT subsidiary, sold for $578,000; the Company recognized an after-tax gain of $167,000 in connection with the sale. The Company also sold one property in Phoenix for $7,019,000 and recognized a gain of $1,869,000.

REAL ESTATE PROPERTY ACQUIRED IN 2012	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Madison Distribution Center	Tampa, FL	72,000	01/31/2012	$3,273
Wiegman Distribution Center II	Hayward, CA	84,000	08/20/2012	6,894
Total Acquisitions		156,000		$10,167

(1)
Total cost of the property acquired was $10,950,000, of which $10,167,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchase of real estate were allocated as follows:  $672,000 to in-place lease intangibles, $119,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $8,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the nine months ended September 30, 2012, the Company made capital improvements of $13,858,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $846,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at September 30, 2012 consisted of properties in lease-up and under construction of $38,820,000 and prospective development (primarily land) of $91,713,000.  The Company’s total investment in development at September 30, 2012 was $130,533,000 compared to $112,149,000 at December 31, 2011.  Total capital invested for development during the first nine months of 2012 was $34,834,000, which consisted of costs of $33,636,000 and $352,000 as detailed in the development activity table and costs of $846,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $655,000 and $2,043,000 for the three and nine months ended September 30, 2012, respectively, and $415,000 and $781,000 for the same periods of 2011. The increase in capitalized internal development costs in 2012 as compared to 2011 resulted from increased activity in the Company's development program in 2012.

During the first nine months of 2012, EastGroup purchased 76.3 acres of development land in Houston, Tampa, Chandler (Phoenix), and Denver for $9,291,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred three development properties to Real Estate Properties during the first nine months of 2012 with a total investment of $15,604,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2012(1)	For the Nine Months Ended 9/30/2012	Cumulative as of 9/30/2012	Estimated Total Costs	Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Southridge IX, Orlando, FL	76,000	$—	900	6,262	7,100	03/12
World Houston 31B, Houston, TX	35,000	—	1,445	2,805	3,900	04/12
Thousand Oaks 1, San Antonio, TX	36,000	—	865	3,274	4,600	05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	1,188	4,352	5,000	05/12
Beltway Crossing IX, Houston, TX	45,000	—	1,190	2,331	2,600	06/12
Beltway Crossing X, Houston, TX	78,000	—	1,743	3,749	4,400	06/12
Southridge XI, Orlando, FL	88,000	2,298	2,934	5,232	6,200	09/12
Total Lease-Up	431,000	2,298	10,265	28,005	33,800
UNDER CONSTRUCTION						Anticipated Completion Date
Beltway Crossing XI, Houston, TX	87,000	1,184	948	2,132	4,900	02/13
World Houston 33, Houston, TX	160,000	1,338	3,548	4,886	10,900	02/13
World Houston 34, Houston, TX	57,000	1,039	160	1,199	3,600	03/13
World Houston 35, Houston, TX	45,000	806	129	935	2,800	03/13
Ten West Crossing 1, Houston, TX	30,000	423	97	520	3,800	05/13
World Houston 36, Houston, TX	60,000	986	157	1,143	6,100	05/13
Total Under Construction	439,000	5,776	5,039	10,815	32,100
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	528,000	—	2,100	5,561	40,100
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	84,000	—	627	627	7,700
Fort Myers, FL	663,000	—	329	17,532	48,100
Orlando, FL	1,426,000	(2,298)	2,761	25,060	93,000
Tampa, FL	519,000	—	1,557	6,043	30,800
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	95,000	—	71	1,317	7,100
Dallas, TX	70,000	—	50	814	4,100
El Paso, TX	251,000	—	—	2,444	9,600
Houston, TX	2,197,000	(5,776)	10,478	25,817	142,200
San Antonio, TX	478,000	—	359	5,375	32,200
Total Prospective Development	6,409,000	(8,074)	18,332	91,713	421,800
	7,279,000	$—	33,636	130,533	487,700
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2012	Building Size (Square feet)					Completion Date
Beltway Crossing VIII, Houston, TX	88,000	$—	43	5,242		09/11
World Houston 32, Houston, TX	96,000	—	66	6,276		01/12
World Houston 31A, Houston, TX	44,000	—	243	4,086		06/11
Total Transferred to Real Estate Properties	228,000	$—	352	15,604	(2)

(1)  Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $36,097,000 during the first nine months of 2012 due to depreciation expense, offset by accumulated depreciation on the properties sold during the period.

Other Assets
Other Assets decreased $3,348,000 during the first nine months of 2012.  A summary of Other Assets follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Leasing costs (principally commissions)	$41,208	39,297
Accumulated amortization of leasing costs	(17,429)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	23,779	22,694

Straight-line rents receivable	22,152	20,959
Allowance for doubtful accounts on straight-line rents receivable	(502)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	21,650	20,608

Accounts receivable	3,568	3,949
Allowance for doubtful accounts on accounts receivable	(541)	(522)
Accounts receivable, net of allowance for doubtful accounts	3,027	3,427

Acquired in-place lease intangibles	10,429	12,157
Accumulated amortization of acquired in-place lease intangibles	(5,029)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	5,400	7,679

Acquired above market lease intangibles	2,438	2,904
Accumulated amortization of acquired above market lease intangibles	(951)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,487	1,975

Mortgage loans receivable	4,150	4,154
Discount on mortgage loans receivable	(36)	(44)
Mortgage loans receivable, net of discount	4,114	4,110

Loan costs	8,477	7,662
Accumulated amortization of loan costs	(4,655)	(4,433)
Loan costs, net of accumulated amortization	3,822	3,229

Goodwill	990	990
Prepaid expenses and other assets	5,180	8,085
	$69,449	72,797

Liabilities

Mortgage Notes Payable decreased $14,373,000 during the nine months ended September 30, 2012.  The decrease resulted from regularly scheduled principal payments of $18,382,000, the repayment of five mortgages totaling $49,900,000 and mortgage loan premium amortization of $91,000, partially offset by a $54,000,000 mortgage loan executed by the Company in January 2012.

Unsecured Term Loans Payable increased $80,000,000 during the nine months ended September 30, 2012, as a result of the closing of a term loan in August 2012.

Notes Payable to Banks decreased $108,065,000 during the nine months ended September 30, 2012, as a result of repayments of $294,137,000 exceeding advances of $186,072,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $2,861,000 during the first nine months of 2012.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Property taxes payable	$18,585	9,840
Development costs payable	6,000	5,928
Interest payable	2,629	2,736
Dividends payable on unvested restricted stock	1,582	1,415
Other payables and accrued expenses	5,270	11,286
	$34,066	31,205

Other Liabilities decreased $118,000 during the nine months ended September 30, 2012.  A summary of the Company’s Other Liabilities follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Security deposits	$9,556	9,184
Prepaid rent and other deferred income	5,616	6,373
Interest rate swap liability	871	—
Other liabilities	855	1,459
	$16,898	17,016

Equity

For the nine months ended September 30, 2012, Distributions in Excess of Earnings increased $25,056,000 as a result of dividends on common stock of $45,202,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $20,146,000.

Additional Paid-In Capital increased $77,925,000 during the nine months ended September 30, 2012.  The increase primarily resulted from the issuance of 1,511,398 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $74,903,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

Accumulated Other Comprehensive Loss increased $605,000 during the nine months ended September 30, 2012. The increase resulted from the change in fair value of the Company's interest rate swap which is further discussed in Note 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2012, was $6,771,000 ($0.23 per basic and diluted share) and $20,146,000 ($0.71 per basic and diluted share), respectively, compared to $5,670,000 ($0.21 per basic and diluted share) and $15,954,000 ($0.59 per basic and diluted share) for the same periods in 2011. EastGroup did not recognize any gains on the sale of depreciable and nondepreciable real estate investments for the three months ended September 30, 2012 and recognized gains of $2,036,000 during the nine months ended September 30, 2012. The Company did not recognize any gains on sales during 2011.

PNOI for the three months ended September 30, 2012, increased by $2,092,000, or 6.7%, compared to the same period in 2011. PNOI increased $1,561,000 from 2011 and 2012 acquisitions, $495,000 from newly developed properties and $45,000 from same property operations.  Bad debt expense exceeded lease termination fee income by $98,000 for the three months ended September 30, 2012, and by $76,000 for the same period of 2011.

PNOI for the nine months ended September 30, 2012, increased by $7,366,000, or 8.0%, compared to the same period in 2011. PNOI increased $4,975,000 from 2011 and 2012 acquisitions, $1,260,000 from newly developed properties and $1,150,000 from same property operations.  Bad debt expense exceeded lease termination fee income by $228,000 for the nine months ended September 30, 2012.  Termination fee income exceeded bad debt expense by $115,000 for the nine months ended September 30, 2011.

Straight-lining of rent increased income by $312,000 and $1,405,000 for the three and nine months ended September 30, 2012, compared to $395,000 and $1,487,000 for the same periods in 2011.

The Company signed 24 leases with free rent concessions on 390,000 square feet during the three months ended September 30, 2012, with total free rent concessions of $408,000. During the nine months ended September 30, 2012, the Company signed 79 leases with free rent concessions on 1,380,000 square feet with total free rent concessions of $1,593,000.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 29.0% and 28.6% for the three and nine months ended September 30, 2012, respectively, compared to 28.7% and 28.8% for the same periods in 2011.  The Company’s percentage of leased square footage was 95.0% at September 30, 2012, compared to 93.9% at September 30, 2011.  Occupancy at September 30, 2012 was 94.3% compared to 93.0% at September 30, 2011.

Interest Expense decreased $254,000 and increased $744,000 in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The following table presents the components of Interest Expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$85,643	113,556	(27,913)	103,394	120,297	(16,903)
Weighted average variable interest rates (excluding loan cost amortization)	1.59%	1.42%		1.52%	1.42%

VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	$342	407	(65)	1,176	1,277	(101)
Amortization of bank loan costs	86	74	12	257	225	32
Total variable rate interest expense	428	481	(53)	1,433	1,502	(69)

FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	8,343	8,966	(623)	26,491	26,725	(234)
Unsecured term loan interest (excluding loan cost amortization)	686	—	686	1,658	—	1,658
Amortization of mortgage loan costs	182	185	(3)	584	568	16
Amortization of unsecured term loan costs	20	—	20	40	—	40
Total fixed rate interest expense	9,231	9,151	80	28,773	27,293	1,480
Total interest	9,659	9,632	27	30,206	28,795	1,411
Less capitalized interest	(1,233)	(952)	(281)	(3,362)	(2,695)	(667)
TOTAL INTEREST EXPENSE	$8,426	8,680	(254)	26,844	26,100	744

EastGroup’s variable rate interest expense decreased by $53,000 and $69,000 for the three and nine months ended September 30, 2012, as compared to the same period last year due to decreases in the Company's average bank borrowings, partially offset by increases in the Company's weighted average variable interest rates.

The Company's fixed rate interest expense increased by $80,000 and $1,480,000 for the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011. The increase in fixed rate interest expense was primarily due to two unsecured term loans obtained by the Company: one in December 2011 with balance of $50,000,000, a fixed interest rate of 3.91%, and a seven-year term and the other in August 2012 with a balance of $80,000,000, an effective fixed interest rate of 2.92% (rate may vary based on the Company's leverage or credit ratings), and a six-year term. EastGroup expensed $686,000 and $1,658,000 for unsecured term loan interest during the three and nine months ended September 30, 2012, respectively, compared to zero for both periods in 2011.

The increases in term loan interest expense were partially offset by decreases in the Company's mortgage loan interest expense of $623,000 and $234,000 for the three and nine months ended September 30, 2012, respectively, compared to the same periods last year.

A listing of new mortgages and mortgages repaid in 2011 and the first nine months of 2012 follows:

NEW MORTGAGES IN 2011 AND 2012	Interest Rate	Date	Maturity Date	Amount
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	05/31/11	06/05/21	$65,000,000
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	54,000,000
Weighted Average/Total Amount	4.45%			$119,000,000

MORTGAGE LOANS REPAID IN 2011 AND 2012	Interest Rate	Date Repaid	Payoff Amount
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	$36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Oak Creek Distribution Center IV	5.68%	03/01/12	3,463,000
University Business Center (125 & 175 Cremona)	7.98%	04/02/12	8,679,000
University Business Center (120 & 130 Cremona)	6.43%	05/01/12	1,910,000
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	06/04/12	31,724,000
Interstate Distribution Center - Jacksonville	5.64%	09/04/12	4,123,000
Weighted Average/Total Amount	7.21%		$108,796,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $281,000 and $667,000 for the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011 due to increased activity in the Company’s development program in 2012.

Depreciation and Amortization expense from continuing operations increased $1,088,000 and $4,265,000 for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three and nine months ended September 30, 2012 and 2011 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2012	2011	2012	2011
		(In thousands)
Upgrade on Acquisitions	40 yrs	$503	31	1,131	254
Tenant Improvements:
New Tenants	Lease Life	1,803	2,191	5,636	5,955
New Tenants (first generation) (1)	Lease Life	125	—	348	1,028
Renewal Tenants	Lease Life	478	232	1,908	1,791
Other:
Building Improvements	5-40 yrs	1,072	713	2,881	2,748
Roofs	5-15 yrs	108	292	1,039	1,155
Parking Lots	3-5 yrs	66	180	666	689
Other	5 yrs	83	48	249	298
Total Capital Expenditures		$4,238	3,687	13,858	13,918

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2012 and 2011 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2012	2011	2012	2011
		(In thousands)
Development	Lease Life	$250	430	1,472	800
New Tenants	Lease Life	701	915	2,356	2,451
New Tenants (first generation) (1)	Lease Life	115	—	214	187
Renewal Tenants	Lease Life	442	593	2,442	1,882
Total Capitalized Leasing Costs		$1,508	1,938	6,484	5,320
Amortization of Leasing Costs (2)		$1,741	1,601	5,275	4,819

(1)	First generation refers to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2012	2011	2012	2011
	(In thousands)
Income from real estate operations	$—	123	304	325
Expenses from real estate operations	—	(57)	(111)	(172)
Property net operating income from discontinued operations	—	66	193	153
Depreciation and amortization	—	(89)	(176)	(238)
Income (loss) from real estate operations	—	(23)	17	(85)
Gain on sales of nondepreciable real estate investments, net of tax	—	—	167	—
Gain on sales of real estate investments	—	—	1,869	—
Income (loss) from discontinued operations	$—	(23)	2,053	(85)

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $73,183,000 for the nine months ended September 30, 2012.  The primary other sources of cash were from bank borrowings, proceeds from the unsecured term loan payable, proceeds from common stock offerings and proceeds from mortgage notes payable.  The Company distributed $45,035,000 in common stock dividends during the nine months ended September 30, 2012.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, the construction and development of properties, capital improvements at various properties and the acquisition of properties.

Total debt at September 30, 2012 and December 31, 2011 is detailed below.  The Company’s bank credit facilities and unsecured term loan have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(In thousands)
Mortgage notes payable – fixed rate	$613,797	628,170
Unsecured term loans payable – fixed rate	130,000	50,000
Notes payable to banks – variable rate	46,451	154,516
Total debt	$790,248	832,686

EastGroup has a $200 million unsecured revolving credit facility with a group of seven banks that matures in January 2013.  The interest rate on the facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2012, was LIBOR plus 85 basis points with an annual facility fee of 20 basis points.  At September 30, 2012, the weighted average interest rate was 1.076% on a balance of $31,000,000.

EastGroup also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2013.  The interest rate on this facility is based on the LIBOR index and varies according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate is reset on a daily basis and as of September 30, 2012, was LIBOR plus 165 basis points.  At September 30, 2012, the interest rate was 1.864% on a balance of $15,451,000.

The Company is currently negotiating the terms to replace the existing credit facilities discussed above.

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

On March 1, 2012, the Company repaid a mortgage loan with a balance of $3.5 million, an interest rate of 5.68%, and a maturity date of June 1, 2012.  On April 2, 2012, EastGroup repaid a mortgage loan with a balance of $8.7 million, an interest rate of 7.98%, and a maturity date of June 1, 2012. On May 1, 2012, the Company repaid a mortgage loan with a balance of $1.9 million, an interest rate of 6.43%, and a maturity date of May 15, 2012. On June 4, 2012, the Company repaid a mortgage loan with a balance of $31.7 million, an interest rate of 6.86%, and a maturity date of September 1, 2012. On September 4, 2012, the Company repaid a mortgage loan with a balance of $4.1 million, an interest rate of 5.64%, and a maturity date of January 1, 2013.

On August 31, 2012, EastGroup closed an $80 million unsecured term loan with a six-year term and interest-only payments. It bears interest at the annual rate of LIBOR plus 190 basis points subject to a pricing grid for changes in the Company’s leverage or credit ratings. The Company also entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company an effective fixed rate on the term loan of 2.92% per annum as of September 30, 2012. The Company used the proceeds of this loan to reduce variable rate bank borrowings. See Note 12 in the Notes to Consolidated Financial Statements for more information related to the Company's interest rate swap.

In March 2011, the Company entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Raymond James & Associates, Inc. pursuant to which the Company could issue and sell up to two million shares of its common stock from time to time. The Company completed this continuous equity program during the second quarter of 2012.  During the six months ended June 30, 2012, EastGroup issued and sold 1,413,023 shares of common stock at an average price of $50.01 per share with gross proceeds to the Company of $70,661,000.  The Company incurred offering-related costs of $854,000 during the six months, resulting in net proceeds to the Company of $69,807,000 which were used to reduce variable rate bank borrowings. During the duration of the program from July 2011 through June 2012, the Company sold a total of 2,000,000 shares at an average price of $48.18 per share with net proceeds to the Company of $95 million.

In September 2012, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Raymond James & Associates, Inc. pursuant to which the Company could issue and sell up to two million shares of its common stock from time to time. During the three months ended September 30, 2012, the Company issued and sold 98,375 shares of common stock under its continuous equity program at an average price of $53.62 per share with gross proceeds to the Company of $5,274,000. The Company incurred offering-related costs of $178,000 during the three months, resulting in net proceeds to the Company of $5,096,000. As of October 22, 2012, EastGroup sold an additional 357,692 shares during the fourth quarter of 2012 at an average price of $53.30 per share with net proceeds to the Company of $18.9 million. The Company currently has 1,543,933 shares of common stock remaining to sell under the program.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2011, did not materially change during the nine months ended September 30, 2012, except for the increase in Unsecured Term Loans Payable and the decreases in Mortgage Notes Payable and Notes Payable to Banks discussed above.

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

	October – December 2012	2013		2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate mortgage debt (in thousands)	$6,029	57,917		98,920	102,287	92,716	255,928	613,797	670,753	(1)
Weighted average interest rate	5.41%	5.03%		5.66%	5.36%	5.79%	5.27%	5.40%
Fixed rate unsecured term loan (in thousands)	$—	—		—	—	—	130,000	130,000	130,803	(1)
Weighted average interest rate	—	—		—	—	—	3.30%	3.30%
Variable rate debt (in thousands)	$—	46,451	(2)	—	—	—	—	46,451	46,409	(3)
Weighted average interest rate	—	1.34%	(4)	—	—	—	—	1.34%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2013 and is comprised of two lines of credit with balances of $31,000,000 on the $200 million line of credit and $15,451,000 on the $25 million working capital line of credit as of September 30, 2012.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of September 30, 2012.

As the table above incorporates only those exposures that existed as of September 30, 2012, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 13 basis points, interest expense and cash flows would increase or decrease by approximately $62,000 annually.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(a) Loan Agreement dated as of August 31, 2012 by and among EastGroup Properties, Inc., EastGroup
Properties, L.P., each of the financial institutions party thereto as lenders, PNC Bank, National
Association, as administrative agent, U.S. Bank National Association, as syndication agent, and PNC
Capital Markets LLC, as lead arranger and book runner (incorporated by reference to Exhibit 10.1 to the
Company's Form 8-K filed September 7, 2012)
(b) Sales Agency Financing Agreement dated September 20, 2012 between EastGroup Properties, Inc. and
BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company's
Form 8-K filed September 24, 2012)
(c) Sales Agency Financing Agreement dated September 20, 2012 between EastGroup Properties, Inc. and
Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company's
Form 8-K filed September 24, 2012)
	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  October 22, 2012

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary