Form 10-K
period 2012-12-31
EASTGROUP PROPERTIES INC
filed 2013-02-19
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012                COMMISSION FILE NUMBER 1-07094
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
Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012, the last business day of the Registrant's most recently completed second fiscal quarter:  $1,494,036,000.
The number of shares of common stock, $.0001 par value, outstanding as of February 15, 2013 was 29,925,693.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS.

Organization
EastGroup Properties, Inc. (the Company or EastGroup) is an equity real estate investment trust (REIT) organized in 1969.  The Company has elected to be taxed and intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), as amended.

Available Information
The Company maintains a website at eastgroup.net.  The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (SEC).  In addition, the Company's website includes items related to corporate governance matters, including, among other things, the Company's corporate governance guidelines, charters of various committees of the Board of Directors, and the Company's code of business conduct and ethics applicable to all employees, officers and directors.  The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company's directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company's website.  Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Investor Relations, EastGroup Properties, Inc., 190 East Capitol Street, Suite 400, Jackson, MS 39201-2152.

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and asset management offices in Charlotte and Dallas.  EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida (except Fort Myers), Texas (except El Paso), Arizona, Mississippi and North Carolina properties, which together account for 77% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona provide oversight of the Company's development program.  As of February 15, 2013, EastGroup had 65 full-time employees and 3 part-time employees.

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

During 2012, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased three warehouse distribution complexes (878,000 square feet) and 109.8 acres of development land for a total of $64.7 million.  Also during 2012, the Company began construction of nine development projects containing 757,000 square feet in Houston and Orlando and transferred four properties (273,000 square feet) in Houston from its development program to real estate properties with costs of $18.0 million at the date of transfer.

EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity and/or fixed-rate term loans. In prior years, EastGroup primarily obtained secured debt. In January 2013, Fitch affirmed the Company's credit rating of BBB, and Moody's assigned the Company a credit rating of Baa2. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital. EastGroup also may, in appropriate circumstances, acquire one or more properties in exchange for EastGroup securities.

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

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to use such property as collateral in its borrowings.  EastGroup’s properties have been subjected to Phase I Environmental Site Assessments (ESAs) by independent environmental consultants and as necessary, have been subjected to Phase II ESAs.  These reports have not revealed any potential significant environmental liability.  Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup’s business, assets, financial position or results of operations.

ITEM 1A.  RISK FACTORS.

In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors.  Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's financial condition and the performance of its business.  The Company refers to itself as "we", "us" or "our" in the following risk factors.

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

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings deteriorate, it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

Fluctuations in interest rates may adversely affect our operations and value of our stock.  As of December 31, 2012, we had approximately $76.2 million of variable interest rate debt.  As of December 31, 2012, the weighted average interest rate on our variable rate debt was 1.12%.  We may incur additional indebtedness in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher rates.  Accordingly, increases in interest rates could adversely affect our financial condition, our ability to pay expected distributions to stockholders and the value of our stock.

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

We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates.  In addition, we may be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders as a condition of REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code.  To qualify as a REIT, we must comply with certain highly technical and complex requirements.  We cannot be certain we have complied with these requirements because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.  We cannot assure you that we will remain qualified as a REIT.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 275 industrial properties and one office building at December 31, 2012.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 15, 2013, EastGroup’s portfolio was 93.9% leased and 93.2% occupied.  The Company has developed approximately 33% of its total portfolio, including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (78% of the total portfolio) with the remainder in bulk distribution space (17%) and business service space (5%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2012, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations, excluding month-to-month leases of 245,000 square feet, for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2013	304	5,252,000	$30,387,000	20.6%
2014	251	4,046,000	$21,493,000	14.5%
2015	282	6,165,000	$31,151,000	21.1%
2016	183	4,183,000	$18,687,000	12.6%
2017	126	3,910,000	$20,928,000	14.2%
2018	69	2,228,000	$9,636,000	6.5%
2019	20	761,000	$3,898,000	2.6%
2020	17	969,000	$5,348,000	3.6%
2021	6	404,000	$1,623,000	1.1%
2022 and beyond	21	990,000	$3,672,000	2.5%

(1)	Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2012, multiplied by twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company’s liability insurance.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

Shares of Common Stock Market Prices and Dividends

Quarter	Calendar Year 2012			Calendar Year 2011
	High	Low	Distributions	High	Low	Distributions
First	$50.56	43.83	$0.52	$45.53	40.79	$0.52
Second	53.30	47.20	0.52	46.91	41.36	0.52
Third	55.55	51.60	0.53	46.32	34.76	0.52
Fourth	54.03	50.23	0.53	44.71	36.01	0.52
			$2.10			$2.08

As of February 15, 2013, there were 621 holders of record of the Company’s 29,925,693 outstanding shares of common stock.  The Company distributed all of its 2012 and 2011 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2012 and 2011.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2012	2011
Common Share Distributions:
Ordinary income	$1.64506	1.68516
Return of capital	0.29240	0.39484
Unrecaptured Section 1250 capital gain	0.14942	—
Other capital gain	0.01312	—
Total Common Distributions	$2.10000	2.08000

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/01/12 thru 10/31/12	—	$—	—	—
11/01/12 thru 11/30/12	—	—	—	—
12/01/12 thru 12/31/12	18,268	53.24	—	—
Total	18,268	$53.24	—

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

Performance Graph
The following graph compares, over the five years ended December 31, 2012, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE NAREIT Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$175
$150
$125
$100
$75
$50
2007
2008
2009
2010
2011
2012
EastGroup
FTSE NAREIT Equity REITs
S&P 500 Total Return

	Fiscal years ended December 31,
	2007	2008	2009	2010	2011	2012
EastGroup	$100.00	89.22	101.20	118.11	127.50	164.18
FTSE NAREIT Equity REITs	100.00	62.27	79.70	101.98	110.43	130.37
S&P 500 Total Return	100.00	63.00	79.67	91.67	93.60	108.58

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2007, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
OPERATING DATA	(In thousands, except per share data)
REVENUES
Income from real estate operations	$186,117	173,021	171,887	170,956	166,652
Other income	61	142	82	81	248
	186,178	173,163	171,969	171,037	166,900
Expenses
Expenses from real estate operations	52,993	48,913	50,679	49,762	46,773
Depreciation and amortization	61,696	56,757	57,806	53,392	50,594
General and administrative	10,488	10,691	10,260	8,894	8,547
Acquisition costs	188	252	72	177	—
	125,365	116,613	118,817	112,225	105,914
Operating income	60,813	56,550	53,152	58,812	60,986
Other income (expense)
Interest expense	(35,371)	(34,709)	(35,171)	(32,520)	(30,192)
Other	456	717	624	653	1,365
Income from continuing operations	25,898	22,558	18,605	26,945	32,159
Discontinued operations
Income from real estate operations	479	276	150	120	577
Gain on sales of nondepreciable real estate investments, net of tax	167	—	—	—	—
Gain on sales of real estate investments	6,343	—	—	29	2,032
Income from discontinued operations	6,989	276	150	149	2,609
Net income	32,887	22,834	18,755	27,094	34,768
Net income attributable to noncontrolling interest in joint ventures	(503)	(475)	(430)	(435)	(626)
Net income attributable to EastGroup Properties, Inc.	32,384	22,359	18,325	26,659	34,142
Dividends on Series D preferred shares	—	—	—	—	1,326
Costs on redemption of Series D preferred shares	—	—	—	—	682
Net income attributable to EastGroup Properties, Inc. common stockholders	32,384	22,359	18,325	26,659	32,134
Other comprehensive income (loss) - Cash flow hedges	(392)	—	318	204	(466)
TOTAL COMPREHENSIVE INCOME	$31,992	22,359	18,643	26,863	31,668
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.89	0.82	0.67	1.03	1.20
Income from discontinued operations	0.24	0.01	0.01	0.01	0.11
Net income attributable to common stockholders	$1.13	0.83	0.68	1.04	1.31
Weighted average shares outstanding	28,577	26,897	26,752	25,590	24,503
DILUTED PER COMMON SHARE DATA FOR NET INCOMEATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.89	0.82	0.67	1.03	1.20
Income from discontinued operations	0.24	0.01	0.01	0.01	0.10
Net income attributable to common stockholders	$1.13	0.83	0.68	1.04	1.30
Weighted average shares outstanding	28,677	26,971	26,824	25,690	24,653
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$25,395	22,083	18,175	26,510	29,525
Income from discontinued operations	6,989	276	150	149	2,609
Net income attributable to common stockholders	$32,384	22,359	18,325	26,659	32,134
OTHER PER SHARE DATA
Book value, at end of year	$16.25	14.56	15.16	16.57	16.39
Common distributions declared	2.10	2.08	2.08	2.08	2.08
Common distributions paid	2.10	2.08	2.08	2.08	2.08
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$1,780,098	1,669,460	1,528,048	1,475,062	1,409,476
Real estate investments, net of accumulated depreciation (1)	1,283,851	1,217,655	1,124,861	1,120,317	1,099,125
Total assets	1,354,102	1,286,516	1,183,276	1,178,518	1,156,205
Mortgage, term and bank loans payable	813,926	832,686	735,718	692,105	695,692
Total liabilities	862,926	880,907	771,770	731,422	742,829
Noncontrolling interest in joint ventures	4,864	2,780	2,650	2,577	2,536
Total stockholders’ equity	486,312	402,829	408,856	444,519	410,840

(1)	Includes mortgage loans receivable and unconsolidated investment. See Notes 4 and 5 in the Notes to Consolidated Financial Statements.
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

The operations of the Company improved during 2012 compared to 2011.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for 2013.  The Company also believes it can issue common and/or preferred equity and obtain mortgage and term loan financing from insurance companies and financial institutions as evidenced by the closing of a $54 million, non-recourse first mortgage loan in January 2012, the closing of an $80 million unsecured term loan in August 2012, and the continuous common equity offering programs, which provided net proceeds to the Company of $109.6 million during 2012, as described in Liquidity and Capital Resources. In addition, the Company's $225 million lines of credit were repaid and replaced in January 2013 with new credit facilities totaling $250 million, also as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2012, leases expired on 5,451,000 square feet (17.8%) of EastGroup’s total square footage of 30,651,000, and the Company was successful in renewing or re-leasing 81% of the expiring square feet.  In addition, EastGroup leased 2,048,000 square feet of other vacant space during the year.  During 2012, average rental rates on new and renewal leases increased by 0.7%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 0.8% for 2012 compared to 2011.

EastGroup’s total leased percentage was 95.1% at December 31, 2012 compared to 94.7% at December 31, 2011.  Leases scheduled to expire in 2013 were 17.1% of the portfolio on a square foot basis at December 31, 2012.  As of February 15, 2013, leases scheduled to expire during the remainder of 2013 were 13.7% of the portfolio on a square foot basis.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During 2012, EastGroup purchased three warehouse distribution complexes (878,000 square feet) and 109.8 acres of development land for a total of $64.7 million.  The operating properties are located in Dallas (722,000 square feet), Hayward, California (84,000 square feet), and Tampa (72,000 square feet).  The development land is located in Houston (71.4 acres), Tampa (18.0 acres), Chandler (Phoenix) (10.5 acres), Denver (5.8 acres) and Dallas (4.1 acres).

EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During 2012, the Company began construction of nine development projects containing 757,000 square feet in Houston and Orlando.  Also in 2012, EastGroup transferred four properties (273,000 square feet) in Houston from its development program to real estate properties with costs of $18.0 million at the date of transfer.  As of December 31, 2012, EastGroup’s development program consisted of 14 buildings (1,055,000 square feet) located in Houston, San Antonio and Orlando.  The projected total cost for the development projects, which were collectively 61% leased as of February 15, 2013, is $80.4 million, of which $29.0 million remained to be invested as of December 31, 2012.

Typically, the Company initially funds its acquisition and development programs through its $250 million lines of credit (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace short-term bank borrowings. In prior years, EastGroup primarily obtained secured debt. In January 2013, Fitch affirmed the Company's credit rating of BBB, and Moody's assigned the Company a credit rating of Baa2. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three fiscal years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income from real estate operations	$186,117	173,021	171,887
Expenses from real estate operations	52,993	48,913	50,679
PROPERTY NET OPERATING INCOME	$133,124	124,108	121,208

Income from real estate operations is comprised of rental income, expense reimbursement pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees, other operating costs and bad debt expense.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered. The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
		(In thousands)
NET INCOME	$32,887	22,834	18,755
Equity in earnings of unconsolidated investment	(356)	(347)	(335)
Interest income	(369)	(334)	(336)
Other income	(61)	(142)	(82)
Gain on sales of land	—	(36)	(37)
Income from discontinued operations	(6,989)	(276)	(150)
Depreciation and amortization from continuing operations	61,696	56,757	57,806
Interest expense	35,371	34,709	35,171
General and administrative expense	10,488	10,691	10,260
Interest rate swap ineffectiveness	269	—	—
Acquisition costs	188	252	72
Other expense	—	—	84
PROPERTY NET OPERATING INCOME	$133,124	124,108	121,208

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$32,384	22,359	18,325
Depreciation and amortization from continuing operations	61,696	56,757	57,806
Depreciation and amortization from discontinued operations	578	694	544
Depreciation from unconsolidated investment	133	133	132
Depreciation and amortization from noncontrolling interest	(256)	(219)	(210)
Gain on sales of real estate investments	(6,343)	—	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$88,192	79,724	76,597
Net income attributable to common stockholders per diluted share	$1.13	0.83	0.68
Funds from operations attributable to common stockholders per diluted share	3.08	2.96	2.86
Diluted shares for earnings per share and funds from operations	28,677	26,971	26,824

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For the year 2012, FFO was $3.08 per share compared with $2.96 per share for 2011, an increase of 4.1% per share.

•
For the year ended December 31, 2012, PNOI increased by $9,016,000, or 7.3%, compared to 2011. PNOI increased $6,206,000 from 2011 and 2012 acquisitions, $1,833,000 from newly developed properties, and $1,017,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 0.8% for the year ended December 31, 2012, compared to 2011.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2012, was 93.6% compared to 91.7% for 2011.

The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.26 per square foot for the year ended December 31, 2012, compared to $5.35 per square foot for 2011.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2012 was 94.6%.  Quarter-end occupancy ranged from 93.1% to 94.6% over the period from December 31, 2011 to December 31, 2012.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2012, rental rate increases on new and renewal leases (21.1% of total square footage) averaged 0.7%.

•	For the year 2012, termination fee income was $389,000 compared to $565,000 for 2011. Bad debt expense was $640,000 for 2012 compared to $550,000 for 2011.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2012, 2011 and 2010 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.

FINANCIAL CONDITION

EastGroup’s assets were $1,354,102,000 at December 31, 2012, an increase of $67,586,000 from December 31, 2011.  Liabilities decreased $17,981,000 to $862,926,000, and equity increased $85,567,000 to $491,176,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real Estate Properties increased $69,333,000 during the year ended December 31, 2012, primarily due to the purchase of the operating properties detailed below, capital improvements at the Company's properties and the transfer of four properties from Development, as detailed under Development below. These increases were offset by the sale of four properties during the year. Two properties in Tampa, which were held in the Company's taxable REIT subsidiary, sold for $578,000; the Company recognized an after-tax gain of $167,000 in connection with the sale. The Company also sold a property in Phoenix for $7,019,000 and recognized a gain of $1,869,000. In addition, the Company sold a property in Tulsa for $10,300,000 and recognized a gain of $4,474,000.

REAL ESTATE PROPERTIES ACQUIRED IN 2012	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Madison Distribution Center	Tampa, FL	72,000	01/31/2012	$3,273
Wiegman Distribution Center II	Hayward, CA	84,000	08/20/2012	6,894
Valwood Distribution Center	Dallas, TX	722,000	12/21/2012	38,767
Total Acquisitions		878,000		$48,934

(1)
Total cost of the properties acquired was $51,750,000, of which $48,934,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $3,305,000 to in-place lease intangibles, $244,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $733,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The Company made capital improvements of $18,164,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $1,338,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at December 31, 2012 consisted of properties in lease-up and under construction of $51,422,000 and prospective development (primarily land) of $96,833,000.  The Company’s total investment in development at December 31, 2012 was $148,255,000 compared to $112,149,000 at December 31, 2011.  Total capital invested for development during 2012 was $55,404,000, which consisted of costs of $52,499,000 and $1,567,000 as detailed in the development activity table below and costs of $1,338,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $2,810,000 during the year ended December 31, 2012, compared to $1,334,000 during 2011. The increase in capitalized internal development costs in 2012 as compared to 2011 resulted from increased activity in the Company's development program in 2012.

During 2012, EastGroup purchased 109.8 acres of development land in Dallas, Houston, Tampa, Denver and Chandler (Phoenix) for $12,998,000.  Costs associated with these acquisitions are included in the development activity table.  The Company transferred four development properties to Real Estate Properties during 2012 with a total investment of $17,960,000 as of the date of transfer.

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2012 (1)	For the Year Ended 12/31/12	Cumulative as of 12/31/12	Estimated Total Costs (2)	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Southridge IX, Orlando, FL	76,000	$—	938	6,300	7,100	03/12
World Houston 31B, Houston, TX	35,000	—	1,591	2,951	3,900	04/12
Thousand Oaks 1, San Antonio, TX	36,000	—	1,130	3,539	4,700	05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	1,645	4,809	5,600	05/12
Beltway Crossing X, Houston, TX	78,000	—	1,810	3,816	4,300	06/12
Southridge XI, Orlando, FL	88,000	2,298	3,167	5,465	6,200	09/12
Total Lease-Up	386,000	2,298	10,281	26,880	31,800
UNDER CONSTRUCTION						Anticipated Building Completion Date
Beltway Crossing XI, Houston, TX	87,000	1,184	2,416	3,600	4,900	02/13
World Houston 33, Houston, TX	160,000	1,338	7,746	9,084	10,900	02/13
World Houston 34, Houston, TX	57,000	1,039	1,636	2,675	3,600	03/13
World Houston 35, Houston, TX	45,000	806	1,307	2,113	2,800	03/13
Ten West Crossing 1, Houston, TX	30,000	423	1,319	1,742	3,800	05/13
World Houston 36, Houston, TX	60,000	986	451	1,437	6,100	08/13
World Houston 37, Houston, TX	101,000	1,233	441	1,674	7,100	08/13
World Houston 38, Houston, TX	129,000	1,523	694	2,217	9,400	09/13
Total Under Construction	669,000	8,532	16,010	24,542	48,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	528,000	—	2,236	5,697	40,100
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	84,000	—	711	711	7,700
Fort Myers, FL	663,000	—	443	17,646	48,100
Orlando, FL	1,426,000	(2,298)	4,301	26,600	93,100
Tampa, FL	519,000	—	1,659	6,145	30,800
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	95,000	—	89	1,335	6,800
Dallas, TX	120,000	—	471	1,235	7,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	2,341,000	(8,532)	15,850	28,433	157,400
San Antonio, TX	478,000	—	448	5,464	31,800
Total Prospective Development	6,603,000	(10,830)	26,208	96,833	441,800
	7,658,000	$—	52,499	148,255	522,200
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2012	Building Size (Square feet)					Building Completion Date
Beltway Crossing VIII, Houston, TX	88,000	$—	43	5,242		09/11
World Houston 32, Houston, TX	96,000	—	66	6,276		01/12
World Houston 31A, Houston, TX	44,000	—	243	4,086		06/11
Beltway Crossing IX, Houston, TX	45,000	—	1,215	2,356		06/12
Total Transferred to Real Estate Properties	273,000	$—	1,567	17,960	(3)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.

(2)	Included in these costs are development obligations of $20.4 million and tenant improvement obligations of $6.1 million on properties under development.

(3)	Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $44,442,000 during 2012 due to depreciation expense, offset by accumulated depreciation on the properties sold during the year.

Other Assets
Other Assets increased $5,519,000 during 2012.  A summary of Other Assets follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Leasing costs (principally commissions)	$41,290	39,297
Accumulated amortization of leasing costs	(17,543)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	23,747	22,694

Straight-line rents receivable	22,153	20,959
Allowance for doubtful accounts on straight-line rents receivable	(409)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	21,744	20,608

Accounts receivable	3,477	3,949
Allowance for doubtful accounts on accounts receivable	(373)	(522)
Accounts receivable, net of allowance for doubtful accounts	3,104	3,427

Acquired in-place lease intangibles	11,848	12,157
Accumulated amortization of acquired in-place lease intangibles	(4,516)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	7,332	7,679

Acquired above market lease intangibles	2,443	2,904
Accumulated amortization of acquired above market lease intangibles	(976)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,467	1,975

Mortgage loans receivable	9,357	4,154
Discount on mortgage loans receivable	(34)	(44)
Mortgage loans receivable, net of discount	9,323	4,110

Loan costs	8,476	7,662
Accumulated amortization of loan costs	(4,960)	(4,433)
Loan costs, net of accumulated amortization	3,516	3,229

Goodwill	990	990
Prepaid expenses and other assets	7,093	8,085
Total Other Assets	$78,316	72,797

Liabilities

Mortgage Notes Payable decreased $20,404,000 during the year ended December 31, 2012.  The decrease resulted from the repayment of five mortgages totaling $49,900,000, regularly scheduled principal payments of $24,408,000 and mortgage loan premium amortization of $96,000, offset by a $54,000,000 mortgage loan executed by the Company in January 2012.

Unsecured Term Loans Payable increased $80,000,000 during 2012 as a result of the closing of a term loan in August 2012.

Notes Payable to Banks decreased $78,356,000 during 2012 as a result of repayments of $363,233,000 exceeding advances of $284,877,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses decreased $2,291,000 during 2012.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2012	2011
	(In thousands)
Property taxes payable	$12,107	9,840
Development costs payable	7,170	5,928
Interest payable	2,615	2,736
Dividends payable on unvested restricted stock	1,191	1,415
Other payables and accrued expenses	5,831	11,286
Total Accounts Payable and Accrued Expenses	$28,914	31,205

Other Liabilities increased $3,070,000 during 2012.  A summary of the Company’s Other Liabilities follows:

	December 31,
	2012	2011
	(In thousands)
Security deposits	$9,668	9,184
Prepaid rent and other deferred income	7,930	6,373

Acquired below market lease intangibles	1,541	1,684
Accumulated amortization of acquired below market lease intangibles	(391)	(924)
Acquired below market lease intangibles, net of accumulated amortization	1,150	760

Interest rate swap liability	645	—
Other liabilities	693	699
Total Other Liabilities	$20,086	17,016

Equity

Additional Paid-In Capital increased $112,564,000 during 2012.  The increase primarily resulted from the issuance of 2,179,153 shares of common stock under the Company's continuous common equity program with net proceeds to the Company of $109,588,000.  See Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

During 2012, Distributions in Excess of Earnings increased $28,689,000 as a result of dividends on common stock of $61,073,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $32,384,000.

Accumulated Other Comprehensive Loss increased $392,000 during 2012. The increase resulted from the change in fair value of the Company's interest rate swap which is further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2012 Compared to 2011

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2012 was $32,384,000 ($1.13 per basic and diluted share) compared to $22,359,000 ($0.83 per basic and diluted share) for 2011.  EastGroup recognized gains on sales of real estate investments of $6,510,000 during 2012. The Company did not recognize any gains on sales during 2011.

PNOI increased by $9,016,000, or 7.3%, for 2012 compared to 2011. PNOI increased $6,206,000 from 2011 and 2012 acquisitions, $1,833,000 from newly developed properties, and $1,017,000 from same property operations. Bad debt expense exceeded termination fee income by $251,000 during 2012. In 2011, termination fee income exceeded bad debt expense by $15,000. Straight-lining of rent increased income by $1,592,000 and $1,899,000 in 2012 and 2011, respectively.

The Company signed 147 leases with certain free rent concessions on 2,449,000 square feet during 2012 with total free rent concessions of $2,845,000, compared to 130 leases with free rent concessions on 3,321,000 square feet with total free rent concessions of $4,471,000 in 2011.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.5% in 2012 compared to 28.3% in 2011.  The Company’s percentage of leased square footage was 95.1% at December 31, 2012, compared to 94.7% at December 31, 2011.  Occupancy at the end of 2012 was 94.6% compared to 93.9% at the end of 2011.

Interest Expense increased $662,000 for 2012 compared to 2011.  The following table presents the components of Interest Expense for 2012 and 2011:

	Years Ended December 31,
	2012	2011	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$85,113	124,697	(39,584)
Weighted average variable interest rates (excluding loan cost amortization)	1.61%	1.41%
VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	1,371	1,762	(391)
Amortization of bank loan costs	342	300	42
Total variable rate interest expense	1,713	2,062	(349)
FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	34,733	35,606	(873)
Unsecured term loan interest (excluding loan cost amortization)	2,724	59	2,665
Amortization of mortgage loan costs	780	752	28
Amortization of unsecured term loan costs	81	1	80
Total fixed rate interest expense	38,318	36,418	1,900
Total interest	40,031	38,480	1,551
Less capitalized interest	(4,660)	(3,771)	(889)
TOTAL INTEREST EXPENSE	$35,371	34,709	662

EastGroup's variable rate interest expense decreased by $349,000 for 2012 as compared to 2011 due to a decrease in the Company's average bank borrowings, partially offset by an increase in the Company's weighted average variable interest rate.

The Company's fixed rate interest expense increased by $1,900,000 for 2012 as compared to 2011. The increase in fixed rate interest expense was primarily due to two unsecured term loans obtained by the Company: one in December 2011 for $50,000,000 with a fixed interest rate of 3.91% and a seven-year term, and the other in August 2012 for $80,000,000 with an effective interest rate of 2.92% (rate may vary based on EastGroup's leverage or credit ratings) and a six-year term. The Company expensed $2,724,000 for unsecured term loan expense during 2012 compared to $59,000 for 2011.

The increase in term loan interest expense was partially offset by a decrease in mortgage loan interest expense. The Company recognized mortgage loan interest expense of $34,733,000 in 2012 compared to $35,606,000 in 2011.

The decrease in fixed rate mortgage loan interest expense was primarily the result of lower weighted average interest rates, mortgage note repayments and regularly scheduled principal amortization. A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

MORTGAGE DEBT AS OF:	Weighted Average Interest Rate
December 31, 2008	5.96%
December 31, 2009	6.09%
December 31, 2010	5.90%
December 31, 2011	5.63%
December 31, 2012	5.40%

Mortgage principal payments made in the amortization period were $24,408,000 in 2012 and $22,231,000 in 2011. The details of the mortgage loans repaid in 2011 and 2012 are shown in the following table:

MORTGAGE LOANS REPAID IN 2011 AND 2012	Interest Rate	Date Repaid	Payoff Amount
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	$36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Weighted Average/Total Amount for 2011	7.51%		58,897,000
Oak Creek Distribution Center IV	5.68%	03/01/12	3,463,000
University Business Center (125 & 175 Cremona)	7.98%	04/02/12	8,679,000
University Business Center (120 & 130 Cremona)	6.43%	05/01/12	1,910,000
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	06/04/12	31,724,000
Interstate Distribution Center - Jacksonville	5.64%	09/04/12	4,123,000
Weighted Average/Total Amount for 2012	6.86%		49,899,000
Weighted Average/Total Amount for 2011 and 2012	7.21%		$108,796,000

During 2011 and 2012, EastGroup closed the new mortgages detailed in the following table:

NEW MORTGAGES IN 2011 AND 2012	Interest Rate	Date	Maturity Date	Amount
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	05/31/11	06/05/21	$65,000,000
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	54,000,000
Weighted Average/Total Amount for 2011 and 2012	4.45%			$119,000,000

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $889,000 for 2012 as compared to 2011 due to increased activity in the Company's development program in 2012.

Depreciation and Amortization expense from continuing operations increased $4,939,000 for 2012 compared to 2011 primarily due to the operating properties acquired by the Company in December 2011 and during the year 2012.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2012 and 2011 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2012	2011
		(In thousands)
Upgrade on Acquisitions	40 yrs	$1,208	315
Tenant Improvements:
New Tenants	Lease Life	7,631	7,755
New Tenants (first generation) (1)	Lease Life	362	1,028
Renewal Tenants	Lease Life	2,592	2,588
Other:
Building Improvements	5-40 yrs	3,480	3,676
Roofs	5-15 yrs	1,819	2,089
Parking Lots	3-5 yrs	790	823
Other	5 yrs	282	412
Total Capital Expenditures		$18,164	18,686

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the years ended December 31, 2012 and 2011 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2012	2011
		(In thousands)
Development	Lease Life	$2,185	1,087
New Tenants	Lease Life	2,941	3,140
New Tenants (first generation) (1)	Lease Life	195	187
Renewal Tenants	Lease Life	3,108	2,494
Total Capitalized Leasing Costs		$8,429	6,908
Amortization of Leasing Costs (2)		$7,082	6,487

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa. During 2011, the Company did not sell any properties.

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the properties sold or held for sale during 2012 and 2011.

DISCONTINUED OPERATIONS	Years Ended December 31,
	2012	2011
	(In thousands)
Income from real estate operations	$1,403	1,463
Expenses from real estate operations	(346)	(498)
Property net operating income from discontinued operations	1,057	965
Other income	—	5
Depreciation and amortization	(578)	(694)
Income from real estate operations	479	276
Gain on sales of nondepreciable real estate investments, net of tax (1)	167	—
Gain on sales of real estate investments	6,343	—
Income from discontinued operations	$6,989	276

(1)
Gains on sales of nondepreciable real estate investments are subject to federal and state taxes. The Company recognized taxes of $6,000 on the gains related to the sales of Tampa East Distribution Center III and Tampa West Distribution Center VIII during 2012.

2011 Compared to 2010
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2011 was $22,359,000 ($0.83 per basic and diluted share) compared to $18,325,000 ($0.68 per basic and diluted share) for 2010.  PNOI increased by $2,900,000, or 2.4%, for 2011 compared to 2010. PNOI increased $1,138,000 from same property operations, $969,000 from newly developed properties, and $795,000 from 2010 and 2011 acquisitions. Termination fee income exceeded bad debt expense by $15,000 in 2011 and $1,818,000 in 2010. Straight-lining of rent increased income by $1,899,000 and $2,457,000 in 2011 and 2010, respectively.

The Company signed 130 leases with certain free rent concessions on 3,321,000 square feet during 2011 with total free rent concessions of $4,471,000, compared to 183 leases with free rent concessions on 3,360,000 square feet of $3,771,000 in 2010.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.3% in 2011 compared to 29.5% in 2010.  The Company’s percentage of leased square footage was 94.7% at December 31, 2011, compared to 90.8% at December 31, 2010.  Occupancy at the end of 2011 was 93.9% compared to 89.8% at the end of 2010.

Interest Expense decreased $462,000 in 2011 compared to 2010.  The following table presents the components of interest expense for 2011 and 2010:

	Years Ended December 31,
	2011	2010	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$124,697	122,942	1,755
Weighted average variable interest rates (excluding loan cost amortization)	1.41%	1.42%
VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	1,762	1,750	12
Amortization of bank loan costs	300	314	(14)
Total variable rate interest expense	2,062	2,064	(2)
FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	35,606	35,978	(372)
Unsecured term loan interest (excluding loan cost amortization)	59	—	59
Amortization of mortgage loan costs	752	742	10
Amortization of unsecured term loan costs	1	—	1
Total fixed rate interest expense	36,418	36,720	(302)
Total interest	38,480	38,784	(304)
Less capitalized interest	(3,771)	(3,613)	(158)
TOTAL INTEREST EXPENSE	$34,709	35,171	(462)

The Company’s weighted average variable interest rates in 2011 were slightly lower than in 2010.  The slight decrease in interest rates was offset by higher average bank borrowings in 2011 compared to 2010.  The net effect resulted in a decrease in variable rate interest expense of $2,000 in 2011 compared to 2010.

EastGroup’s fixed rate interest expense decreased by $302,000 in 2011 compared to 2010.  The decrease in fixed rate interest expense primarily resulted from lower interest rates on the refinancing of two mortgage loans in 2011, partially offset by higher average mortgage loan balances in 2011 compared to 2010. A summary of the Company’s weighted average interest rates on mortgage debt at year-end for the past several years is presented below:

MORTGAGE DEBT AS OF:	Weighted Average Interest Rate
December 31, 2007	6.06%
December 31, 2008	5.96%
December 31, 2009	6.09%
December 31, 2010	5.90%
December 31, 2011	5.63%

During 2010 and 2011, EastGroup closed the new mortgages detailed in the table below:

NEW MORTGAGES IN 2010 AND 2011	Interest Rate	Date	Maturity Date	Amount
40th Avenue, Centennial Park, Executive Airport, Beltway V, Techway Southwest IV, Wetmore V-VIII, Ocean View and World Houston 26, 28, 29 & 30	4.39%	12/28/10	01/05/21	$74,000,000
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	05/31/11	06/05/21	65,000,000
Weighted Average/Total Amount for 2010 and 2011	4.56%			$139,000,000

Mortgage principal payments due in the amortization period were $22,231,000 in 2011 and $19,631,000 in 2010. In 2011, the Company repaid two mortgage loans with balloon payments totaling $58,897,000. In 2010, the Company repaid one mortgage loan with a balance of $8,770,000 and made principal paydowns on two mortgage loans totaling $4,000,000. The details of the mortgages repaid in 2010 and 2011 are shown in the following table:

MORTGAGE LOANS REPAID IN 2010 AND 2011	Interest Rate	Date Repaid	Payoff Amount
Tower Automotive Center	6.03%	10/01/10	$8,770,000
Weighted Average/Total Amount for 2010	6.03%		8,770,000
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Weighted Average/Total Amount for 2011	7.51%		58,897,000
Weighted Average/Total Amount for 2010 and 2011	7.32%		$67,667,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $158,000 in 2011 compared to 2010 due to increased activity in the Company’s development program in 2011.

Depreciation and Amortization expense from continuing operations decreased $1,049,000 for 2011 compared to 2010.  In 2010, there was a rise in early vacates, resulting in the write-off of specific assets and therefore increased Depreciation and Amortization expense for 2010. In 2011, early vacates decreased significantly. Excluding the change resulting from early vacates, Depreciation and Amortization expense did not change significantly from 2010 to 2011.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2011 and 2010 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2011	2010
		(In thousands)
Upgrade on Acquisitions	40 yrs	$315	40
Tenant Improvements:
New Tenants	Lease Life	7,755	12,166
New Tenants (first generation) (1)	Lease Life	1,028	1,022
Renewal Tenants	Lease Life	2,588	2,023
Other:
Building Improvements	5-40 yrs	3,676	4,351
Roofs	5-15 yrs	2,089	2,725
Parking Lots	3-5 yrs	823	1,045
Other	5 yrs	412	581
Total Capital Expenditures		$18,686	23,953

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets.  The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the years ended December 31, 2011 and 2010 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2011	2010
		(In thousands)
Development	Lease Life	$1,087	350
New Tenants	Lease Life	3,140	3,701
New Tenants (first generation) (1)	Lease Life	187	174
Renewal Tenants	Lease Life	2,494	3,268
Total Capitalized Leasing Costs		$6,908	7,493
Amortization of Leasing Costs (2)		$6,487	6,703

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
The results of operations for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa. During 2010 and 2011, the Company did not sell any properties.

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2012, 2011 and 2010.

DISCONTINUED OPERATIONS	Years Ended December 31,
	2011	2010
	(In thousands)
Income from real estate operations	$1,463	1,115
Expenses from real estate operations	(498)	(463)
Property net operating income from discontinued operations	965	652
Other income	5	42
Depreciation and amortization	(694)	(544)
Income from real estate operations	276	150
Gain on sales of real estate investments	—	—
Income from discontinued operations	$276	150

NEW ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the Financial Accounting Standards Board (FASB) through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU 2011-04 requires prospective application and was effective for interim and annual reporting periods beginning after December 15, 2011. The Company has adopted the provisions and provided the necessary disclosures beginning with the interim period ended March 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 requires retrospective application and was effective for interim and annual reporting periods beginning after December 15, 2011.  The Company has adopted the provisions of ASU 2011-05 and provided the necessary disclosures beginning with the interim period ended March 31, 2012.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. A final ASU on presentation and disclosure of reclassification adjustments is expected in early 2013.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  Under this ASU, an entity is not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company has adopted the provisions and provided the necessary disclosures beginning with the interim period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $91,808,000 for the year ended December 31, 2012.  The primary other sources of cash were from bank borrowings, proceeds from common stock offerings, proceeds from the unsecured term loan payable executed in August 2012, proceeds from the mortgage note payable executed in January 2012 and proceeds from sales of real estate investments.  The Company distributed $61,297,000 in common stock dividends during 2012.  Other primary uses of cash were for bank debt repayments, mortgage note repayments, the construction and development of properties, purchases of real estate and capital improvements at various properties.

Total debt at December 31, 2012 and 2011 is detailed below.  The Company’s bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2012 and 2011.

	December 31,
	2012	2011
	(In thousands)
Mortgage notes payable – fixed rate	$607,766	628,170
Unsecured term loans payable – fixed rate	130,000	50,000
Notes payable to banks – variable rate	76,160	154,516
Total debt	$813,926	832,686

The Company had a $200 million unsecured revolving credit facility with a group of seven banks that matured in January 2013.  The interest rate on the facility was based on the LIBOR index and varied according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche was usually reset on a monthly basis and as of December 31, 2012, was LIBOR plus 0.85% with an annual facility fee of 0.20%.  At December 31, 2012, the weighted average interest rate was 1.065% on a balance of $71,000,000.  The Company had an additional $129,000,000 remaining on the line of credit at that date.

The aforementioned credit facility was repaid and replaced in January 2013 with a new four-year, $225 million unsecured credit facility with a group of nine banks with options for a one-year extension and a $100 million expansion. As of February 15, 2013, the interest rate was LIBOR plus 1.175% (1.385%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

The Company also had a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2013.  This credit facility was customarily used for working capital needs.  The interest rate on this working capital line was based on the

LIBOR index and varied according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate was reset on a daily basis and as of December 31, 2012, was LIBOR plus 1.65%.  At December 31, 2012, the interest rate was 1.859% on a balance of $5,160,000.  The Company had an additional $19,840,000 remaining on the line of credit at that date.

The $25 million credit facility was repaid and replaced in January 2013 with a new four-year, $25 million unsecured credit facility that automatically extends for one year if the extension option in the new $225 million revolving facility is exercised. As of February 15, 2013, the interest rate, which resets on a daily basis, was LIBOR plus 1.175% (1.377%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace the short-term bank borrowings.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for 2013.  The Company also believes it can obtain mortgage financing from insurance companies, unsecured debt from financial institutions, and issue common and/or preferred equity. In prior years, EastGroup primarily obtained secured debt. In January 2013, Fitch affirmed the Company's credit rating of BBB, and Moody's assigned the Company a credit rating of Baa2. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

On August 31, 2012, EastGroup closed an $80 million unsecured term loan with a six-year term and interest-only payments. It bears interest at the annual rate of LIBOR plus 190 basis points subject to a pricing grid for changes in the Company’s leverage or credit ratings. The Company also entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company an effective fixed rate on the term loan of 2.92% per annum as of December 31, 2012. The Company used the proceeds of this loan to reduce variable rate bank borrowings. See Notes 12 and 13 in the Notes to Consolidated Financial Statements for more information related to the Company's interest rate swap.

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

During 2012, the Company issued and sold 2,179,153 shares of common stock under its continuous equity programs at an average price of $50.94 per share with gross proceeds to the Company of $110,999,000. The Company incurred offering-related costs of $1,411,000 during the year, resulting in net proceeds to the Company of $109,588,000. As of February 19, 2013, the Company has 1,233,870 shares of common stock remaining to sell under the program.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2012 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Fixed Rate Mortgage Debt Obligations (1)	$607,766	57,915	201,207	150,861	197,783
Interest on Fixed Rate Mortgage Debt	136,061	31,837	48,183	30,301	25,740
Fixed Rate Unsecured Term Loan Debt (1)	130,000	—	—	—	130,000
Interest on Fixed Rate Unsecured Term Loan Debt	24,959	4,452	8,582	8,582	3,343
Variable Rate Debt Obligations (1) (2)	76,160	76,160	—	—	—
Interest on Variable Rate Debt (3)	4,362	1,185	2,108	1,069	—
Operating Lease Obligations:
Office Leases	544	371	126	47	—
Ground Leases	16,664	731	1,462	1,462	13,009
Real Estate Property Obligations (4)	1,234	1,234	—	—	—
Development Obligations (5)	20,439	20,439	—	—	—
Tenant Improvements (6)	9,904	9,904	—	—	—
Purchase Obligations	23	23	—	—	—
Total	$1,028,116	204,251	261,668	192,322	369,875

(1)	These amounts are included on the Consolidated Balance Sheets.

(2)
The Company’s variable rate debt changes depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2012, the weighted average interest rate was 1.12% on the variable rate debt that matured in January 2013. The debt was replaced with a new four-year, $225 million unsecured credit facility with options for a one-year extension and a $100 million expansion and a new four-year, $25 million unsecured credit facility that automatically extends for one year if the extension option in the new $225 million revolving facility is exercised. As of February 15, 2013, the interest rate on the $225 million facility was LIBOR plus 1.175% (1.385%) with an annual facility fee of 0.225%, and the interest rate on the $25 million facility, which resets on a daily basis, was LIBOR plus 1.175% (1.377%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
Represents an estimate of interest due on variable rate debt based on the outstanding variable rate debt as of December 31, 2012 and interest rates and maturity dates on the new facilities as of February 15, 2013 as discussed in note 2 above.

(4)	Represents commitments on real estate properties, except for tenant improvement obligations.

(5)	Represents commitments on properties under development, except for tenant improvement obligations.

(6)	Represents tenant improvement allowance obligations.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and unsecured term loans and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate bank lines as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (also discussed under Liquidity and Capital Resources) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of December 31, 2012.

	2013		2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate mortgage debt (in thousands)	$57,915		98,920	102,287	92,716	58,145	197,783	607,766	661,408 (1)
Weighted average interest rate	5.03%		5.66%	5.36%	5.79%	5.50%	5.20%	5.40%
Fixed rate unsecured term loans (in thousands)	$—		—	—	—	—	130,000	130,000	130,776 (1)
Weighted average interest rate	—		—	—	—	—	3.30%	3.30%
Variable rate debt (in thousands)	$76,160	(2)	—	—	—	—	—	76,160	76,160 (3)
Weighted average interest rate	1.12%	(4)	—	—	—	—	—	1.12%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matured in January 2013 and was replaced with a new four-year, $225 million unsecured credit facility with options for a one-year extension and a $100 million expansion and a new four-year, $25 million unsecured credit facility that automatically extends for one year if the extension option in the new $225 million revolving facility is exercised. As of February 15, 2013, the interest rate on the $225 million facility was LIBOR plus 1.175% (1.385%) with an annual facility fee of 0.225%, and the interest rate on the $25 million facility, which resets on a daily basis, was LIBOR plus 1.175% (1.377%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates. The fair value at December 31, 2012 approximated the book value since the debt matured in early January 2013.

(4)	Represents the weighted average interest rate as of December 31, 2012.

As the table above incorporates only those exposures that existed as of December 31, 2012, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $85,000 annually.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2012 and 2011, and its Consolidated Statements of Income and Comprehensive Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)	Internal Control Over Financial Reporting.

(a)	Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 41 and is incorporated herein by reference.

(b)	Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 41 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors as of December 31, 2012.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Almanac Realty Investors, LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Chairman of BRT Realty Trust and Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Senior Advisor with Almanac Realty Investors, LLC (real estate advisory and investment management services)
David M. Osnos	Director since 1993; Of Counsel to the law firm of Arent Fox LLP
Leland R. Speed	Director since 1978; Chairman of the Board of the Company
David H. Hoster II	Director since 1993; President and Chief Executive Officer of the Company
N. Keith McKey	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
John F. Coleman	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer, Controller and Assistant Secretary of the Company
William D. Petsas	Senior Vice President of the Company
Brent W. Wood	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters" and “Executive Officers” in the Company's definitive Proxy Statement ("2013 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 29, 2013.  The 2013 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2012.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2013 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Committees and Meeting Data” in the Company's 2013 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2013 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2012," "Outstanding Equity Awards at 2012 Fiscal Year-End," "Option Exercises and Stock Vested in 2012," "Potential Payments upon Termination or Change in Control," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Report of the Compensation Committee" in the Company's 2013 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the subsections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2013 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2012.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,500	$26.60	1,339,746
Equity compensation plans not approved by security holders	–	–	–
Total	4,500	$26.60	1,339,746

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the subsection entitled "Independent Directors" and the section entitled “Certain Transactions and Relationships” in the Company's 2013 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Auditor Fees and Services" in the Company's 2013 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	39
	Management Report on Internal Control Over Financial Reporting	40
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Balance Sheets – December 31, 2012 and 2011	41
	Consolidated Statements of Income and Comprehensive Income – Years ended December 31, 2012, 2011 and 2010	42
	Consolidated Statements of Changes in Equity – Years ended December 31, 2012, 2011 and 2010	43
	Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010	44
	Notes to Consolidated Financial Statements	45

(2)	Consolidated Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	66
	Schedule III – Real Estate Properties and Accumulated Depreciation	67
	Schedule IV – Mortgage Loans on Real Estate	79

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the Notes to Consolidated Financial Statements.

(3)	Exhibits:
	The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2008).

(10)	Material Contracts (*Indicates management or compensatory agreement):
(a)	EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
(b)	EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
(c)	Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2006). *
(d)	Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 8-K filed January 8, 2007).*
(e)	EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
(f)	Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2006).*

(g)	Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2008).*
(h)	Amendment No. 3 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 1, 2011).*
(i)	Amendment No. 4 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 1, 2012).*
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

(l)	Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 1, 2012).*
(m)
Third Amended and Restated Credit Agreement Dated January 2, 2013 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Regions Bank and SunTrust Bank as Co-Syndication Agents; U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents; PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner; and the Lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 8, 2013).

(n)
2012 Term Loan Agreement dated as of August 31, 2012 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and PNC Capital Markets LLC, as lead arranger and book runner (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 7, 2012).

(o)
First Amendment to 2012 Term Loan Agreement dated as of January 31, 2013 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (filed herewith).

(p)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 24, 2012).

(q)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed September 24, 2012).

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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(Signed) KPMG LLP
Jackson, Mississippi
February 19, 2013

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013, expressed an unqualified opinion on those consolidated financial statements.

(Signed) KPMG LLP
Jackson, Mississippi
February 19, 2013

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$1,619,777	1,550,444
Development	148,255	112,149
	1,768,032	1,662,593
Less accumulated depreciation	(496,247)	(451,805)
	1,271,785	1,210,788
Unconsolidated investment	2,743	2,757
Cash	1,258	174
Other assets	78,316	72,797
TOTAL ASSETS	$1,354,102	1,286,516
LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes payable	$607,766	628,170
Unsecured term loans payable	130,000	50,000
Notes payable to banks	76,160	154,516
Accounts payable and accrued expenses	28,914	31,205
Other liabilities	20,086	17,016
Total Liabilities	862,926	880,907
EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 29,928,490 shares issued and outstanding at December 31, 2012 and 27,658,059 at December 31, 2011	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	731,950	619,386
Distributions in excess of earnings	(245,249)	(216,560)
Accumulated other comprehensive loss	(392)	—
Total Stockholders’ Equity	486,312	402,829
Noncontrolling interest in joint ventures	4,864	2,780
Total Equity	491,176	405,609
TOTAL LIABILITIES AND EQUITY	$1,354,102	1,286,516
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$186,117	173,021	171,887
Other income	61	142	82
	186,178	173,163	171,969
EXPENSES
Expenses from real estate operations	52,993	48,913	50,679
Depreciation and amortization	61,696	56,757	57,806
General and administrative	10,488	10,691	10,260
Acquisition costs	188	252	72
	125,365	116,613	118,817
OPERATING INCOME	60,813	56,550	53,152
OTHER INCOME (EXPENSE)
Interest expense	(35,371)	(34,709)	(35,171)
Other	456	717	624
INCOME FROM CONTINUING OPERATIONS	25,898	22,558	18,605
DISCONTINUED OPERATIONS
Income from real estate operations	479	276	150
Gain on sales of nondepreciable real estate investments, net of tax	167	—	—
Gain on sales of real estate investments	6,343	—	—
INCOME FROM DISCONTINUED OPERATIONS	6,989	276	150
NET INCOME	32,887	22,834	18,755
Net income attributable to noncontrolling interest in joint ventures	(503)	(475)	(430)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	32,384	22,359	18,325
Other comprehensive income (loss) - Cash flow hedges	(392)	—	318
TOTAL COMPREHENSIVE INCOME	$31,992	22,359	18,643
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.89	0.82	0.67
Income from discontinued operations	0.24	0.01	0.01
Net income attributable to common stockholders	$1.13	0.83	0.68
Weighted average shares outstanding	28,577	26,897	26,752
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.89	0.82	0.67
Income from discontinued operations	0.24	0.01	0.01
Net income attributable to common stockholders	$1.13	0.83	0.68
Weighted average shares outstanding	28,677	26,971	26,824
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$25,395	22,083	18,175
Loss from discontinued operations	6,989	276	150
Net income attributable to common stockholders	$32,384	22,359	18,325
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except for share and per share data)
Balance, December 31, 2009	$3	589,197	(144,363)	(318)	2,577	447,096
Comprehensive income
Net income	—	—	18,325	—	430	18,755
Net unrealized change in fair value of interest rate swap	—	—	—	318	—	318
Common dividends declared – $2.08 per share	—	—	(56,215)	—	—	(56,215)
Stock-based compensation, net of forfeitures	—	2,042	—	—	—	2,042
Issuance of 18,000 shares of common stock, options exercised	—	404	—	—	—	404
Issuance of 6,705 shares of common stock, dividend reinvestment plan	—	257	—	—	—	257
Withheld 19,668 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(794)	—	—	—	(794)
Distributions to noncontrolling interest	—	—	—	—	(357)	(357)
Balance, December 31, 2010	3	591,106	(182,253)	—	2,650	411,506
Net income	—	—	22,359	—	475	22,834
Common dividends declared – $2.08 per share	—	—	(56,666)	—	—	(56,666)
Stock-based compensation, net of forfeitures	—	2,787	—	—	—	2,787
Issuance of 586,977 shares of common stock, common stock offering, net of expenses	—	25,181	—	—	—	25,181
Issuance of 9,250 shares of common stock, options exercised	—	217	—	—	—	217
Issuance of 5,989 shares of common stock, dividend reinvestment plan	—	252	—	—	—	252
Withheld 3,564 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(157)	—	—	—	(157)
Distributions to noncontrolling interest	—	—	—	—	(345)	(345)
Balance, December 31, 2011	3	619,386	(216,560)	—	2,780	405,609
Comprehensive income
Net income	—	—	32,384	—	503	32,887
Net unrealized change in fair value of interest rate swap	—	—	—	(392)	—	(392)
Common dividends declared – $2.10 per share	—	—	(61,073)	—	—	(61,073)
Stock-based compensation, net of forfeitures	—	4,447	—	—	—	4,447
Issuance of 2,179,153 shares of common stock, common stock offering, net of expenses	—	109,588	—	—	—	109,588
Issuance of 4,500 shares of common stock, options exercised	—	108	—	—	—	108
Issuance of 3,915 shares of common stock, dividend reinvestment plan	—	205	—	—	—	205
Withheld 36,195 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,784)	—	—	—	(1,784)
Distributions to noncontrolling interest	—	—	—	—	(537)	(537)
Contributions from noncontrolling interest	—	—	—	—	2,118	2,118
Balance, December 31, 2012	$3	731,950	(245,249)	(392)	4,864	491,176
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$32,887	22,834	18,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	61,696	56,757	57,806
Depreciation and amortization from discontinued operations	578	694	544
Stock-based compensation expense	3,497	2,452	1,998
Gain on sales of land and real estate investments	(6,510)	(36)	—
Changes in operating assets and liabilities:
Accrued income and other assets	601	(1,425)	212
Accounts payable, accrued expenses and prepaid rent	(1,118)	5,466	(2,268)
Other	177	(195)	(189)
NET CASH PROVIDED BY OPERATING ACTIVITIES	91,808	86,547	76,858
INVESTING ACTIVITIES
Real estate development	(55,404)	(42,148)	(9,145)
Purchases of real estate	(51,750)	(88,592)	(23,906)
Real estate improvements	(18,135)	(19,048)	(23,720)
Proceeds from sales of real estate investments	17,087	—	—
Advances on mortgage loans receivable	(5,223)	—	—
Repayments on mortgage loans receivable	20	33	37
Changes in accrued development costs	1,242	5,255	8
Changes in other assets and other liabilities	(7,745)	(6,333)	(6,775)
NET CASH USED IN INVESTING ACTIVITIES	(119,908)	(150,833)	(63,501)
FINANCING ACTIVITIES
Proceeds from bank borrowings	284,877	336,575	211,041
Repayments on bank borrowings	(363,233)	(273,353)	(208,903)
Proceeds from mortgage notes payable	54,000	65,000	74,000
Principal payments on mortgage notes payable	(74,308)	(81,128)	(32,401)
Proceeds from unsecured term loans payable	80,000	50,000	—
Debt issuance costs	(1,490)	(925)	(709)
Distributions paid to stockholders	(61,297)	(56,042)	(56,294)
Proceeds from common stock offerings	109,588	25,181	303
Proceeds from exercise of stock options	108	217	404
Proceeds from dividend reinvestment plan	219	249	262
Other	720	(1,451)	(1,985)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29,184	64,323	(14,282)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,084	37	(925)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	174	137	1,062
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,258	174	137
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $4,660, $3,771 and $3,613 for 2012, 2011 and 2010, respectively	$34,385	33,671	34,380
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 and 2010

(1)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2012, 2011 and 2010, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)	Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2012, 2011 and 2010 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2012, 2011 and 2010.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2012	2011	2010
Common Share Distributions:
Ordinary income	$1.64506	1.68516	1.47748
Return of capital	0.29240	0.39484	0.60252
Unrecaptured Section 1250 capital gain	0.14942	—	—
Other capital gain	0.01312	—	—
Total Common Distributions	$2.10000	2.08000	2.08000

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2008 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2012 and 2011.

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  Discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2012 and 2011, there was no significant uncertainty of collection; therefore, interest income was recognized, and the discount on mortgage loans receivable was amortized.  As of December 31, 2012 and 2011, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

(d)	Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2012 and 2011, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements, including personal property, is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements and personal property.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $51,564,000, $48,648,000 and $48,442,000 for 2012, 2011 and 2010, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g)	Derivative Instruments and Hedging Activities
EastGroup applies ASC 815, Derivatives and Hedging, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. See Note 13 for a discussion of the Company's derivative instruments and hedging activities.

(h)	Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)	Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of loan costs for continuing operations was $1,203,000, $1,053,000 and $1,056,000 for 2012, 2011 and 2010, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense for continuing and discontinued operations was $7,082,000, $6,487,000 and $6,703,000 for 2012, 2011 and 2010, respectively.  Amortization expense for in-place lease intangibles is disclosed below in Business Combinations and Acquired Intangibles.

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

Amortization of above and below market leases decreased rental income by $404,000 in 2012, $341,000 in 2011 and $478,000 in 2010.  Amortization expense for in-place lease intangibles was $3,628,000, $2,316,000 and $3,205,000 for 2012, 2011 and 2010, respectively.  Projected amortization of in-place lease intangibles for the next five years as of December 31, 2012 is as follows:

Years Ending December 31,	(In thousands)
2013	$2,479
2014	1,594
2015	1,284
2016	732
2017	393

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, EastGroup acquired the following operating properties: Madison Distribution Center in Tampa, Florida; Wiegman Distribution Center II in Hayward, California; and Valwood Distribution Center in Dallas, Texas. The Company purchased these properties for a total cost of $51,750,000, of which $48,934,000 was allocated to real estate properties.  The Company allocated $7,435,000 of the total purchase price to land using third party land valuations for the Tampa, Hayward and Dallas markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,305,000 to in-place lease intangibles, $244,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $733,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.  During 2012, EastGroup expensed acquisition-related costs of $188,000 in connection with these acquisitions.

During 2011, the Company acquired the following operating properties:  Lakeview Business Center and Ridge Creek Distribution Center II in Charlotte, North Carolina; Broadway Industrial Park, Building VII in Tempe, Arizona; the Tampa Industrial Portfolio in Tampa, Florida; and Rittiman Distribution Center in San Antonio, Texas.  The Company purchased these properties for a total cost of $88,592,000, of which $80,624,000 was allocated to real estate properties.  The Company allocated $13,872,000 of the total purchase price to land using third party land valuations for the Charlotte, Tempe, Tampa and San Antonio markets.  The market values used are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $6,949,000 to in-place lease intangibles, $1,693,000 to above market leases and $674,000 to below market leases.  During 2011, EastGroup expensed acquisition-related costs of $252,000 in connection with these acquisitions.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2012 and 2011.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU 2011-04 requires prospective application and was effective for interim and annual reporting periods beginning after December 15, 2011. The Company has adopted the provisions and provided the necessary disclosures beginning with the interim period ended March 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 requires retrospective application and was effective for interim and annual reporting periods beginning after December 15, 2011.  The Company has adopted the provisions of ASU 2011-05 and provided the necessary disclosures beginning with the interim period ended March 31, 2012.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. A final ASU on presentation and disclosure of reclassification adjustments is expected in early 2013.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  Under this ASU, an entity is not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company has adopted the provisions and provided the necessary disclosures beginning with the interim period ended March 31, 2012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p)	Classification of Book Overdraft on Consolidated Statements of Cash Flows
The Company classifies changes in book overdraft in which the bank has not advanced cash to the Company to cover outstanding checks as an operating activity. Such amounts are included in Accounts payable, accrued expenses and prepaid rent in the Operating Activities section on the Consolidated Statements of Cash Flows.

(q)	Reclassifications
Certain reclassifications have been made in the 2011 and 2010 consolidated financial statements to conform to the 2012 presentation.

(2)	REAL ESTATE PROPERTIES

The Company’s real estate properties and development at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(In thousands)
Real estate properties:
Land	$244,199	235,394
Buildings and building improvements	1,102,597	1,056,783
Tenant and other improvements	272,981	258,267
Development	148,255	112,149
	1,768,032	1,662,593
Less accumulated depreciation	(496,247)	(451,805)
	$1,271,785	1,210,788

EastGroup acquired operating properties during 2012, 2011 and 2010 as discussed in Note 1(j). In 2012, the Company sold the following operating properties: Tampa East Distribution Center III, Tampa West Distribution Center VIII, Estrella Distribution Center and Braniff Distribution Center.  The Company did not sell any properties in 2011 or 2010.

Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under ASC 360, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  No interest expense was allocated to the properties held for sale or whose operations are included under Discontinued Operations. A summary of gain on sales of real estate for the years ended December 31, 2012, 2011 and 2010 follows:

Gain on Sales of Real Estate

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2012
Tampa East Distribution Center III and Tampa West Distribution Center VIII	Tampa, FL	10,500	02/15/2012	$538	371	167
Estrella Distribution Center	Phoenix, AZ	174,000	06/13/2012	6,861	4,992	1,869
Braniff Distribution Center	Tulsa, OK	259,000	12/27/2012	9,688	5,214	4,474
Total for 2012				$17,087	10,577	6,510
2011
Deferred gain recognized from previous sales				$—	—	36
2010
Deferred gain recognized from previous sales				$—	—	37

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of revenues and expenses for the properties sold or held for sale during 2012, 2011 and 2010.

DISCONTINUED OPERATIONS	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income from real estate operations	$1,403	1,463	1,115
Expenses from real estate operations	(346)	(498)	(463)
Property net operating income from discontinued operations	1,057	965	652
Other income	—	5	42
Depreciation and amortization	(578)	(694)	(544)
Income from real estate operations	479	276	150
Gain on sales of nondepreciable real estate investments, net of tax (1)	167	—	—
Gain on sales of real estate investments	6,343	—	—
Income from discontinued operations	$6,989	276	150

(1)
Gains on sales of nondepreciable real estate investments are subject to federal and state taxes. The Company recognized taxes of $6,000 on the gains related to the sales of Tampa East Distribution Center III and Tampa West Distribution Center VIII during 2012.

The Company’s development program as of December 31, 2012, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development properties for 2012 were $4,660,000 compared to $3,771,000 for 2011 and $3,613,000 for 2010. In addition, EastGroup capitalized internal development costs of $2,810,000 during the year ended December 31, 2012, compared to $1,334,000 during 2011 and $302,000 in 2010.

Total capital invested for development during 2012 was $55,404,000, which consisted of costs of $52,499,000 and $1,567,000 as detailed in the development activity table below and costs of $1,338,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2012 (1)	For the Year Ended 12/31/12	Cumulative as of 12/31/12	Estimated Total Costs (2)	Building Completion Date
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Southridge IX, Orlando, FL	76,000	$—	938	6,300	7,100	03/12
World Houston 31B, Houston, TX	35,000	—	1,591	2,951	3,900	04/12
Thousand Oaks 1, San Antonio, TX	36,000	—	1,130	3,539	4,700	05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	1,645	4,809	5,600	05/12
Beltway Crossing X, Houston, TX	78,000	—	1,810	3,816	4,300	06/12
Southridge XI, Orlando, FL	88,000	2,298	3,167	5,465	6,200	09/12
Total Lease-Up	386,000	2,298	10,281	26,880	31,800
UNDER CONSTRUCTION						Anticipated Building Completion Date
Beltway Crossing XI, Houston, TX	87,000	1,184	2,416	3,600	4,900	02/13
World Houston 33, Houston, TX	160,000	1,338	7,746	9,084	10,900	02/13
World Houston 34, Houston, TX	57,000	1,039	1,636	2,675	3,600	03/13
World Houston 35, Houston, TX	45,000	806	1,307	2,113	2,800	03/13
Ten West Crossing 1, Houston, TX	30,000	423	1,319	1,742	3,800	05/13
World Houston 36, Houston, TX	60,000	986	451	1,437	6,100	08/13
World Houston 37, Houston, TX	101,000	1,233	441	1,674	7,100	08/13
World Houston 38, Houston, TX	129,000	1,523	694	2,217	9,400	09/13
Total Under Construction	669,000	8,532	16,010	24,542	48,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	528,000	—	2,236	5,697	40,100
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	84,000	—	711	711	7,700
Fort Myers, FL	663,000	—	443	17,646	48,100
Orlando, FL	1,426,000	(2,298)	4,301	26,600	93,100
Tampa, FL	519,000	—	1,659	6,145	30,800
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	95,000	—	89	1,335	6,800
Dallas, TX	120,000	—	471	1,235	7,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	2,341,000	(8,532)	15,850	28,433	157,400
San Antonio, TX	478,000	—	448	5,464	31,800
Total Prospective Development	6,603,000	(10,830)	26,208	96,833	441,800
	7,658,000	$—	52,499	148,255	522,200
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2012	Building Size (Square feet)					Building Completion Date
Beltway Crossing VIII, Houston, TX	88,000	$—	43	5,242		09/11
World Houston 32, Houston, TX	96,000	—	66	6,276		01/12
World Houston 31A, Houston, TX	44,000	—	243	4,086		06/11
Beltway Crossing IX, Houston, TX	45,000	—	1,215	2,356		06/12
Total Transferred to Real Estate Properties	273,000	$—	1,567	17,960	(3)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.

(2)	Included in these costs are development obligations of $20.4 million and tenant improvement obligations of $6.1 million on properties under development.

(3)	Represents cumulative costs at the date of transfer.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2012:

Future Minimum Rental Receipts Under Non-Cancelable Leases

Years Ending December 31,	(In thousands)
2013	$137,081
2014	110,073
2015	81,752
2016	55,304
2017	36,811
Thereafter	55,985
Total minimum receipts	$477,006

Ground Leases
As of December 31, 2012, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for continuing and discontinued operations for the years ended December 31, 2012, 2011 and 2010 were $733,000, $705,000 and $700,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2012:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2013	$731
2014	731
2015	731
2016	731
2017	731
Thereafter	13,009
Total minimum payments	$16,664

(3)	UNCONSOLIDATED INVESTMENT

In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $2,743,000 at December 31, 2012, and $2,757,000 at December 31, 2011.  At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II.  The $13.3 million loan has a 25-year term and an interest rate of 5.31% through June 30, 2015, when the rate will adjust on an annual basis according to the “A” Moody’s Daily Long-Term Corporate Bond Yield Average.  The lender has the option to call the note on June 30, 2015.  EastGroup’s share of this mortgage was $5,475,000 at December 31, 2012, and $5,660,000 at December 31, 2011.

(4)	MORTGAGE LOANS RECEIVABLE

During 2012, EastGroup advanced $5,223,000 in two mortgage loans. As of December 31, 2012, the Company had three mortgage loans receivable, all of which are classified as first mortgage loans. The mortgage loans have effective interest rates ranging from 5.25% to 6.4% and maturity dates ranging from August 2016 to October 2017. Mortgage loans receivable, net of discount, are included in Other Assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other Assets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Leasing costs (principally commissions)	$41,290	39,297
Accumulated amortization of leasing costs	(17,543)	(16,603)
Leasing costs (principally commissions), net of accumulated amortization	23,747	22,694

Straight-line rents receivable	22,153	20,959
Allowance for doubtful accounts on straight-line rents receivable	(409)	(351)
Straight-line rents receivable, net of allowance for doubtful accounts	21,744	20,608

Accounts receivable	3,477	3,949
Allowance for doubtful accounts on accounts receivable	(373)	(522)
Accounts receivable, net of allowance for doubtful accounts	3,104	3,427

Acquired in-place lease intangibles	11,848	12,157
Accumulated amortization of acquired in-place lease intangibles	(4,516)	(4,478)
Acquired in-place lease intangibles, net of accumulated amortization	7,332	7,679

Acquired above market lease intangibles	2,443	2,904
Accumulated amortization of acquired above market lease intangibles	(976)	(929)
Acquired above market lease intangibles, net of accumulated amortization	1,467	1,975

Mortgage loans receivable	9,357	4,154
Discount on mortgage loans receivable	(34)	(44)
Mortgage loans receivable, net of discount	9,323	4,110

Loan costs	8,476	7,662
Accumulated amortization of loan costs	(4,960)	(4,433)
Loan costs, net of accumulated amortization	3,516	3,229

Goodwill	990	990
Prepaid expenses and other assets	7,093	8,085
Total Other Assets	$78,316	72,797

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	MORTGAGE NOTES PAYABLE AND UNSECURED TERM LOANS PAYABLE

A summary of Mortgage Notes Payable follows:

	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2012	Balance at December 31,
Property					2012	2011
				(In thousands)
University Business Center (120 & 130 Cremona)	6.43%	$81,856	Repaid	$—	—	2,193
University Business Center (125 & 175 Cremona)	7.98%	88,607	Repaid	—	—	8,771
Oak Creek Distribution Center IV	5.68%	31,253	Repaid	—	—	3,506
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	279,149	Repaid	—	—	32,204
Interstate Distribution Center - Jacksonville	5.64%	31,645	Repaid	—	—	4,234
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	259,403	09/05/2013	37,775	34,474	35,912
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	414,229	01/05/2014	64,794	52,086	54,001
Kyrene Distribution Center I	9.00%	11,246	07/01/2014	2,095	198	310
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	175,479	10/10/2014	24,553	27,467	27,996
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.50%	536,552	04/05/2015	66,416	64,374	67,188
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	256,952	12/05/2015	20,777	29,465	31,039
Huntwood and Wiegman Distribution Centers	5.68%	265,275	09/05/2016	21,343	30,332	31,748
Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10 and World Houston 16	5.97%	557,467	11/05/2016	54,614	63,132	65,961
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	518,885	09/05/2017	54,998	60,310	63,093
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington (1)	7.50%	539,747	05/05/2019	48,301	61,052	62,875
Blue Heron Distribution Center II	5.39%	16,176	02/29/2020	4,566	1,161	1,288
40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/2021	74,918	69,376	71,837
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	420,045	06/05/2021	46,047	61,970	64,014
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord Distribution Center, Interstate Distribution Center V, VI & VII, Lakeview Business Center, Ridge Creek Distribution Center II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	61,701	52,369	—
				$582,898	607,766	628,170

(1)	This mortgage loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Unsecured Term Loans Payable follows:

			Balance at December 31,
	Interest Rate	Maturity Date	2012	2011
			(In thousands)
$80 Million Unsecured Term Loan (1)	2.92%	08/15/2018	$80,000	—
$50 Million Unsecured Term Loan	3.91%	12/21/2018	50,000	50,000
			$130,000	50,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 190 basis points subject to a pricing grid for changes in the Company's leverage or coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.92% as of December 31, 2012. See Note 13 for additional information on the interest rate swap.

The Company’s unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2012.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and term debt, and/or proceeds from the issuance of equity instruments.

Principal payments on long-term debt, including mortgage notes payable and unsecured term loans payable, due during the next five years as of December 31, 2012 are as follows:

Years Ending December 31,	(In thousands)

2013	$57,915
2014	98,920
2015	102,287
2016	92,716
2017	58,145

(7)	NOTES PAYABLE TO BANKS

The Company had a $200 million unsecured revolving credit facility with a group of seven banks that matured in January 2013.  The interest rate on the facility was based on the LIBOR index and varied according to total liability to total asset value ratios (as defined in the credit agreement), with an annual facility fee of 15 to 20 basis points.  The interest rate on each tranche was usually reset on a monthly basis and as of December 31, 2012, was LIBOR plus 0.85% with an annual facility fee of 0.20%.  At December 31, 2012, the weighted average interest rate was 1.065% on a balance of $71,000,000.  The Company had an additional $129,000,000 remaining on the line of credit at that date.

The aforementioned credit facility was repaid and replaced in January 2013 with a new four-year, $225 million unsecured credit facility with a group of nine banks with options for a one-year extension and a $100 million expansion. As of February 15, 2013, the interest rate was LIBOR plus 1.175% (1.385%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

The Company also had a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matured in January 2013.  This credit facility was customarily used for working capital needs.  The interest rate on this working capital line was based on the LIBOR index and varied according to total liability to total asset value ratios (as defined in the credit agreement), with no annual facility fee.  The interest rate was reset on a daily basis and as of December 31, 2012, was LIBOR plus 1.65%.  At December 31, 2012, the interest rate was 1.859% on a balance of $5,160,000.  The Company had an additional $19,840,000 remaining on the line of credit at that date.

The $25 million credit facility was repaid and replaced in January 2013 with a new four-year, $25 million unsecured credit facility that automatically extends for one year if the extension option in the new $225 million revolving facility is exercised. As of

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 15, 2013, the interest rate, which resets on a daily basis, was LIBOR plus 1.175% (1.377%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

Average bank borrowings were $85,113,000 in 2012 compared to $124,697,000 in 2011 with weighted average interest rates of 1.61% in 2012 compared to 1.41% in 2011.  Weighted average interest rates (including amortization of loan costs) were 2.01% for 2012 and 1.65% for 2011.  Amortization of bank loan costs was $342,000, $300,000 and $314,000 for 2012, 2011 and 2010, respectively.

The Company’s bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2012.

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2012	2011
	(In thousands)
Property taxes payable	$12,107	9,840
Development costs payable	7,170	5,928
Interest payable	2,615	2,736
Dividends payable on unvested restricted stock	1,191	1,415
Other payables and accrued expenses	5,831	11,286
Total Accounts Payable and Accrued Expenses	$28,914	31,205

(9)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	December 31,
	2012	2011
	(In thousands)
Security deposits	$9,668	9,184
Prepaid rent and other deferred income	7,930	6,373

Acquired below market lease intangibles	1,541	1,684
Accumulated amortization of acquired below market lease intangibles	(391)	(924)
Acquired below market lease intangibles, net of accumulated amortization	1,150	760

Interest rate swap liability	645	—
Other liabilities	693	699
Total Other Liabilities	$20,086	17,016

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
	Common Shares
Shares outstanding at beginning of year	27,658,059	26,973,531	26,826,100
Common stock offerings	2,179,153	586,977	—
Stock options exercised	4,500	9,250	18,000
Dividend reinvestment plan	3,915	5,989	6,705
Incentive restricted stock granted	111,732	79,491	135,704
Incentive restricted stock forfeited	—	(233)	—
Director common stock awarded	7,326	6,618	6,690
Restricted stock withheld for tax obligations	(36,195)	(3,564)	(19,668)
Shares outstanding at end of year	29,928,490	27,658,059	26,973,531
Common Stock Issuances
During 2012, EastGroup issued 2,179,153 shares of its common stock through its continuous common equity program with net proceeds to the company of $109.6 million.

During 2011, EastGroup issued 586,977 shares of its common stock through its continuous common equity program with net proceeds to the Company of $25.2 million.

Dividend Reinvestment Plan
The Company has a dividend reinvestment plan that allows stockholders to reinvest cash distributions in new shares of the Company.

Common Stock Repurchase Plan
During 2012, EastGroup's Board of Directors terminated its previous plan which authorized the repurchase of up to 1,500,000 shares of its outstanding common stock.  The shares were able to be purchased from time to time in the open market or in privately negotiated transactions.  Under the common stock repurchase plan, the Company purchased a total of 827,700 shares for $14,170,000 (an average of $17.12 per share).  The Company has not repurchased any shares under this plan since 2000.

(11)	STOCK-BASED COMPENSATION

The Company follows the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Equity Incentive Plan
The Company has a management incentive plan which was approved by the stockholders and adopted in 2004.  The Plan was further amended by the Board of Directors in September 2005 and December 2006.  This plan authorizes the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  Total shares available for grant were 1,330,619 shares,  1,406,156 shares and 1,481,850 shares at December 31, 2012, 2011, and 2010, respectively.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

Stock-based compensation cost was $4,087,000, $2,486,000 and $1,801,000 for 2012, 2011 and 2010, respectively, of which $920,000, $304,000 and $43,000 were capitalized as part of the Company’s development costs for the respective years.

Equity Awards
The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation.  The vesting periods of the Company’s restricted stock plans vary; the vesting period begins on the date of grant and generally ranges from 2.5 years to 9 years from the date of grant.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee.  Restricted stock is granted to non-executive officers subject only to

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continued service.  Under the modified prospective application method, the Company continues to recognize compensation cost on a straight-line basis over the service period for awards that precede January 1, 2006.  The cost for performance-based awards after January 1, 2006 is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards after January 1, 2006 and awards that only require service is amortized on a straight-line basis over the requisite service periods.

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

In March 2012, the Compensation Committee evaluated the Company's performance compared to a variety of goals for the year ended December 31, 2011.  Based on the evaluation, 44,789 shares were awarded to the Company’s executive officers at a weighted average grant date fair value of $48.75 per share.  These shares vested 20% on the dates shares were determined and awarded, 20% on December 19, 2012, and will vest 20% per year on January 1 in years 2014, 2015 and 2016.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2012, the Committee evaluated the Company’s absolute and relative total stockholder return for the five-year period ended December 31, 2011.  Based on the evaluation, 47,418 shares were awarded to the Company’s executive officers at a weighted average grant date fair value of $48.75 per share.  These shares vested 25% on the dates shares were awarded, 25% on December 19, 2012, and will vest 25% per year on January 1 in years 2014 and 2015.  The shares will be expensed on a straight-line basis over the remaining service period.

In the second quarter of 2012, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon the attainment of certain annual performance goals.  These goals are for the year ended December 31, 2012, so any shares issued upon attainment of these goals will be determined by the Compensation Committee in the first quarter of 2013.  The number of shares to be issued on the grant date could range from zero to 51,369.  These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2012, EastGroup’s Board of Directors approved an equity compensation plan for the Company’s executive officers based on EastGroup’s absolute and relative total stockholder return compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2012, so any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee in the first quarter of 2013.  The number of shares to be issued on the grant date could range from zero to 54,335.  These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% per year on each January 1 in years 2014, 2015 and 2016.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2015 and April 6, 2016, respectively.

In the second quarter of 2012, 19,525 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares, which have a grant date fair value of $48.96 per share, will vest 20% per year on January 1 in years 2013, 2014, 2015, 2016 and 2017.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2012, there was $7,293,000 of unrecognized compensation cost related to unvested restricted stock compensation that is expected to be recognized over a weighted average period of 3.58 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2012, 2011 and 2010. Of the shares that vested in 2012, 2011 and 2010, 36,195 shares, 3,564 shares and 19,668 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As shown in the table below, the fair value of shares that were granted during 2012, 2011 and 2010 was $5,451,000, $3,576,000 and $5,002,000, respectively. As of the vesting date, the fair value of shares that vested during 2012, 2011 and 2010 was $6,630,000, $613,000 and $3,591,000, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Activity:	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	235,929	$38.90	170,575	$36.29	124,080	$36.93
Granted (1)	111,732	48.79	79,491	44.99	135,704	36.86
Forfeited	—	—	(233)	35.85	—	—
Vested	(135,455)	40.88	(13,904)	41.77	(89,209)	38.05
Unvested at end of year	212,206	42.84	235,929	38.90	170,575	36.29

(1)	Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

Following is a vesting schedule of the total unvested shares as of December 31, 2012:

Unvested Shares Vesting Schedule	Number of Shares
2013	9,366
2014	55,440
2015	59,111
2016	24,587
2017	15,702
2018	12,000
2019	16,200
2020	19,800
Total Unvested Shares	212,206

Employee Stock Options
The Company has not granted stock options to employees since 2002.  Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested.  There were no employee stock option exercises during 2012. The intrinsic value realized by employees from the exercise of options during 2011 and 2010 was $5,000 and $74,000, respectively.  There were no employee stock options granted, forfeited, or expired during the years presented.  Following is a summary of the total employee stock options exercised with related weighted average exercise share prices for 2012, 2011 and 2010.

Stock Option Activity:	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	250	$25.30	4,750	$21.80
Exercised	—	—	(250)	25.30	(4,500)	21.61
Outstanding at end of year	—	—	—	—	250	25.30
Exercisable at end of year	—	$—	—	$—	250	$25.30

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors were issued 7,326 shares, 6,618 shares and 6,690 shares of common stock for 2012, 2011 and 2010, respectively.  There were 9,127 shares available for grant under the 2005 Plan at December 31, 2012.

Stock-based compensation expense for directors was $330,000, $270,000 and $240,000 for 2012, 2011 and 2010, respectively.  The intrinsic value realized by directors from the exercise of options was $116,000, $183,000 and $208,000 for 2012, 2011 and 2010, respectively.

There were no director stock options granted or expired during the years presented below.  Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2012, 2011 and 2010.

Stock Option Activity:	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,000	$25.31	18,000	$24.33	31,500	$23.65
Exercised	(4,500)	24.02	(9,000)	23.36	(13,500)	22.74
Outstanding at end of year	4,500	26.60	9,000	25.31	18,000	24.33
Exercisable at end of year	4,500	$26.60	9,000	$25.31	18,000	$24.33

Director outstanding stock options at December 31, 2012, all exercisable:
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$26.60	4,500	0.4 years	$26.60	$122,000

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated Other Comprehensive Loss for 2012, 2011 and 2010 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for additional information on the Company’s interest rate swaps.

	2012	2011	2010
ACCUMULATED OTHER COMPREHENSIVE LOSS:	(In thousands)
Balance at beginning of year	$—	—	(318)
Change in fair value of interest rate swap	(392)	—	318
Balance at end of year	$(392)	—	—

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During 2010, EastGroup settled an interest rate swap with the repayment of its $8,770,000 mortgage loan on the Tower Automotive Center. The Company recognized income (included in Other Comprehensive Income(Loss)) related to the derivative of $318,000 during 2010.

The Company entered into one $80,000,000 interest rate swap on July 20, 2012 but did not designate the swap for hedge accounting purposes until August 27, 2012. All of the changes in fair value of the swap from July 20, 2012 leading up to the designation date were marked to market through current earnings. On August 27, 2012, the Company designated the swap for hedge accounting in an off-market hedging relationship and has concluded that the hedging relationship will be highly effective by performing a regression assessment at inception. Ineffectiveness related to the off-market hedging relationship will be recorded directly into earnings as described above. During 2012, the Company recognized total expenses resulting from the interest rate swap mark to market designation and interest rate swap ineffectiveness of $269,000.

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $592,000 will be reclassified from Other Comprehensive Income (Loss) as an increase to Interest Expense over the next twelve months.

As of December 31, 2012, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$80,000,000

The Company had no derivatives outstanding as of December 31, 2011.

The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011. See Note 18 for additional information on the fair value of the Company's interest rate swap.

	Liability Derivatives As of December 31, 2012		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$645,000	Other Liabilities	$—

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income on derivative	$(593)	—	318
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	(201)	—	—
MARK TO MARKET DERIVATIVES
Interest Rate Swaps:
Amount of loss recognized in earnings upon swap designation	$(242)	—	—

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 12 for additional information on the Company's Accumulated Other Comprehensive Loss resulting from its interest rate swap.

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

As of December 31, 2012, the fair value of derivatives in a liability position related to these agreements was $645,000. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at the swap termination value. As of December 31, 2012, the swap termination value was a liability in the amount of $610,000.

(14)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic EPS and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2012	2011	2010
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$32,384	22,359	18,325
Denominator – weighted average shares outstanding	28,577	26,897	26,752
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$32,384	22,359	18,325
Denominator:
Weighted average shares outstanding	28,577	26,897	26,752
Common stock options	3	6	11
Unvested restricted stock	97	68	61
Total Shares	28,677	26,971	26,824

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2012 Quarter Ended				2011 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$46,568	46,369	46,701	47,094	43,124	43,099	43,780	43,877
Expenses	(41,307)	(40,289)	(39,937)	(39,301)	(38,260)	(37,556)	(38,069)	(37,437)
Income from continuing operations	5,261	6,080	6,764	7,793	4,864	5,543	5,711	6,440
Income from discontinued operations	261	2,004	133	4,592	38	72	80	86
Net income	5,522	8,084	6,897	12,385	4,902	5,615	5,791	6,526
Net income attributable to noncontrolling interest in joint ventures	(119)	(111)	(126)	(147)	(110)	(123)	(121)	(121)
Net income attributable to EastGroup Properties, Inc. common stockholders	$5,403	7,973	6,771	12,238	4,792	5,492	5,670	6,405
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.20	0.28	0.23	0.41	0.18	0.20	0.21	0.24
Weighted average shares outstanding	27,647	28,246	28,912	29,491	26,809	26,820	26,839	27,116
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.19	0.28	0.23	0.41	0.18	0.20	0.21	0.24
Weighted average shares outstanding	27,718	28,341	29,030	29,614	26,873	26,897	26,914	27,206

(1)
The above quarterly earnings per share calculations are based on the weighted average number of common shares outstanding during each quarter for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each quarter for diluted earnings per share.  The annual earnings per share calculations in the Consolidated Statements of Income and Comprehensive Income are based on the weighted average number of common shares outstanding during each year for basic earnings per share and the weighted average number of outstanding common shares and common share equivalents during each year for diluted earnings per share.  The sum of quarterly financial data may vary from the annual data due to rounding.

(16)	DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $425,000, $382,000 and $381,000 for 2012, 2011 and 2010, respectively.

(17)	LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2012 and 2011.

	December 31,
	2012		2011
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,258	1,258	174	174
Mortgage loans receivable, net of discount	9,323	9,748	4,110	4,317
Financial Liabilities:
Mortgage notes payable	607,766	661,408	628,170	674,462
Unsecured term loans payable	130,000	130,776	50,000	50,000
Notes payable to banks	76,160	76,160	154,516	153,521
Interest rate swap liability	645	645	—	—

(1)	Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

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
Unsecured term loans payable: The fair value of the Company’s unsecured term loans payable is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input).
Notes payable to banks: The fair value of the Company’s notes payable to banks is estimated by discounting expected cash flows at current market rates (Level 2 input).
Interest rate swap liability (included in Other Liabilities on the Consolidated Balance Sheets): The instrument is recorded at fair value based on models using inputs, such as interest rate yield curves, observable for substantially the full term of the contract (Level 2 input). See Note 13 for additional information on the Company's interest rate swap.

(19)	SUBSEQUENT EVENTS

EastGroup noted no significant subsequent events through February 19, 2013, except for the Company's new credit facilities discussed in Note 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 19, 2013, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in the 2012 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(Signed) KPMG LLP
Jackson, Mississippi
February 19, 2013

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$—	843	3,567	3,780	843	7,347	8,190	4,669	1993	1981/86/97
Jetport Commerce Park	—	1,575	6,591	3,856	1,575	10,447	12,022	6,410	1993-99	1974-85
Westport Commerce Center	—	980	3,800	2,413	980	6,213	7,193	3,736	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,158	883	5,081	5,964	2,912	1997	1996
Benjamin Distribution Center III	—	407	1,503	454	407	1,957	2,364	1,368	1999	1988
Palm River Center	—	1,190	4,625	1,658	1,190	6,283	7,473	3,602	1997/98	1990/97/98
Palm River North I & III (j)	5,123	1,005	4,688	2,195	1,005	6,883	7,888	3,274	1998	2000
Palm River North II (j)	4,701	634	4,418	381	634	4,799	5,433	2,669	1997/98	1999
Palm River South I	—	655	3,187	555	655	3,742	4,397	1,311	2000	2005
Palm River South II	—	655	—	4,294	655	4,294	4,949	1,638	2000	2006
Walden Distribution Center I	—	337	3,318	446	337	3,764	4,101	1,616	1997/98	2001
Walden Distribution Center II	—	465	3,738	932	465	4,670	5,135	2,120	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,028	1,109	7,154	8,263	2,686	1998	1998
Oak Creek Distribution Center II	—	647	3,603	991	647	4,594	5,241	1,603	2003	2001
Oak Creek Distribution Center III	—	439	—	3,167	556	3,050	3,606	783	2005	2007
Oak Creek Distribution Center IV	—	805	6,472	235	805	6,707	7,512	1,671	2005	2001
Oak Creek Distribution Center V	—	724	—	5,683	916	5,491	6,407	1,420	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,032	812	4,862	5,674	845	2005	2008
Oak Creek Distribution Center IX	—	618	—	4,916	781	4,753	5,534	506	2005	2009
Oak Creek Distribution Center A	—	185	—	1,428	185	1,428	1,613	214	2005	2008
Oak Creek Distribution Center B	—	227	—	1,485	227	1,485	1,712	220	2005	2008
Airport Commerce Center	—	1,257	4,012	824	1,257	4,836	6,093	2,082	1998	1998
Westlake Distribution Center (j)	6,527	1,333	6,998	1,561	1,333	8,559	9,892	4,059	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,020	915	6,366	7,281	2,278	2002	2004
Expressway Commerce Center II	—	1,013	3,247	341	1,013	3,588	4,601	1,425	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	117	4,131	27,614	31,745	1,227	2011	1987/90
Tampa East Distribution Center	—	1,097	5,750	15	1,097	5,765	6,862	403	2011	1984/90
Tampa West Distribution Center	—	2,499	9,472	831	2,499	10,303	12,802	492	2011	1975/85/90/93/94

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Madison Distribution Center	—	495	2,779	254	495	3,033	3,528	129	2012	2007
Orlando
Chancellor Center	—	291	1,711	174	291	1,885	2,176	958	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,016	603	4,430	5,033	2,712	1994	1975
Exchange Distribution Center II	—	300	945	227	300	1,172	1,472	499	2002	1976
Exchange Distribution Center III	—	320	997	370	320	1,367	1,687	594	2002	1980
Sunbelt Distribution Center (i)	6,461	1,474	5,745	5,156	1,474	10,901	12,375	6,566	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	727	497	3,171	3,668	1,478	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	191	512	3,804	4,316	2,080	1998	1999
Altamonte Commerce Center I	—	1,518	2,661	2,004	1,518	4,665	6,183	2,883	1999	1980/82
Altamonte Commerce Center II	—	745	2,618	1,079	745	3,697	4,442	1,462	2003	1975
Sunport Center I	—	555	1,977	642	555	2,619	3,174	1,171	1999	1999
Sunport Center II	—	597	3,271	1,354	597	4,625	5,222	2,839	1999	2001
Sunport Center III	—	642	3,121	495	642	3,616	4,258	1,609	1999	2002
Sunport Center IV	—	642	2,917	956	642	3,873	4,515	1,405	1999	2004
Sunport Center V	—	750	2,509	1,900	750	4,409	5,159	2,203	1999	2005
Sunport Center VI	—	672	—	3,353	672	3,353	4,025	911	1999	2006
Southridge Commerce Park I	—	373	—	4,470	373	4,470	4,843	2,163	2003	2006
Southridge Commerce Park II	—	342	—	4,297	342	4,297	4,639	1,611	2003	2007
Southridge Commerce Park III	—	547	—	5,297	547	5,297	5,844	1,185	2003	2007
Southridge Commerce Park IV (h)	3,684	506	—	4,505	506	4,505	5,011	1,166	2003	2006
Southridge Commerce Park V (h)	3,425	382	—	4,277	382	4,277	4,659	1,458	2003	2006
Southridge Commerce Park VI	—	571	—	4,937	571	4,937	5,508	1,004	2003	2007
Southridge Commerce Park VII	—	520	—	6,165	520	6,165	6,685	1,343	2003	2008
Southridge Commerce Park VIII	—	531	—	6,253	531	6,253	6,784	919	2003	2008
Southridge Commerce Park XII (o)	12,899	2,025	—	16,838	2,025	16,838	18,863	2,274	2005	2008
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	1,625	1,147	3,424	4,571	1,922	1989	1978
Phillips Distribution Center	—	1,375	2,961	3,926	1,375	6,887	8,262	4,115	1994	1984/95
Lake Pointe Business Park (k)	13,689	3,442	6,450	6,530	3,442	12,980	16,422	8,147	1993	1986/87
Ellis Distribution Center	—	540	7,513	965	540	8,478	9,018	3,543	1997	1977
Westside Distribution Center	—	1,170	12,400	4,370	1,170	16,770	17,940	8,098	1997	1984
12th Street Distribution Center	—	841	2,974	1,375	841	4,349	5,190	696	2008	1985

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beach Commerce Center	—	476	1,899	613	476	2,512	2,988	1,057	2000	2000
Interstate Distribution Center	—	1,879	5,700	1,242	1,879	6,942	8,821	2,606	2005	1990
Fort Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	1,551	616	3,791	4,407	2,566	1996	1986
Cypress Creek Business Park	—	—	2,465	1,579	—	4,044	4,044	2,278	1997	1986
Lockhart Distribution Center	—	—	3,489	2,280	—	5,769	5,769	3,166	1997	1986
Interstate Commerce Center	—	485	2,652	683	485	3,335	3,820	1,814	1998	1988
Executive Airport Commerce Ctr (p)	9,237	1,991	4,857	5,087	1,991	9,944	11,935	3,347	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	2,654	2,202	11,439	13,641	5,968	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	1,658	975	5,284	6,259	2,760	1999	1986
Blue Heron Distribution Center II	1,161	1,385	4,222	809	1,385	5,031	6,416	1,850	2004	1988
Blue Heron Distribution Center III	—	450	—	2,663	450	2,663	3,113	335	2004	2009
Fort Myers
SunCoast Commerce Center I	—	911	—	4,751	928	4,734	5,662	1,049	2005	2008
SunCoast Commerce Center II	—	911	—	4,737	928	4,720	5,648	1,238	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,371	1,763	6,328	8,091	827	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center (l)	11,405	2,197	8,788	1,772	2,308	10,449	12,757	4,582	1996	1986/87
Wiegman Distribution Center II	—	2,579	4,316	2	2,579	4,318	6,897	48	2012	1998
Huntwood Distribution Center (l)	18,927	3,842	15,368	1,918	3,842	17,286	21,128	7,960	1996	1988
San Clemente Distribution Center	—	893	2,004	845	893	2,849	3,742	1,195	1997	1978
Yosemite Distribution Center	—	259	7,058	1,006	259	8,064	8,323	3,599	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	2,912	643	2,573	431	643	3,004	3,647	1,468	1996	1980
Dominguez Distribution Center (e)	8,946	2,006	8,025	1,170	2,006	9,195	11,201	4,520	1996	1977
Main Street Distribution Center	—	1,606	4,103	766	1,606	4,869	6,475	2,157	1999	1999
Walnut Business Center (e)	7,410	2,885	5,274	1,120	2,885	6,394	9,279	2,834	1996	1966/90
Washington Distribution Center (e)	5,676	1,636	4,900	572	1,636	5,472	7,108	2,396	1997	1996/97
Chino Distribution Center (f)	10,690	2,544	10,175	1,518	2,544	11,693	14,237	5,459	1998	1980
Industry Distribution Center I (e)	19,340	10,230	12,373	1,616	10,230	13,989	24,219	6,200	1998	1959
Industry Distribution Center III (e)	2,280	—	3,012	(157)	—	2,855	2,855	2,835	2007	1992
Chestnut Business Center	—	1,674	3,465	165	1,674	3,630	5,304	1,447	1998	1999

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Los Angeles Corporate Center	—	1,363	5,453	2,719	1,363	8,172	9,535	4,176	1996	1986
Santa Barbara
University Business Center	—	5,517	22,067	4,507	5,520	26,571	32,091	12,689	1996	1987/88
Castilian Research Center	—	2,719	1,410	4,840	2,719	6,250	8,969	959	2005	2007
Fresno
Shaw Commerce Center (e)	14,488	2,465	11,627	4,051	2,465	15,678	18,143	7,898	1998	1978/81/87
San Diego
Eastlake Distribution Center (n)	7,909	3,046	6,888	1,502	3,046	8,390	11,436	4,011	1997	1989
Ocean View Corporate Center (p)	10,812	6,577	7,105	290	6,577	7,395	13,972	1,224	2010	2005
TEXAS
Dallas
Interstate Distribution Center I & II (g)	6,496	1,746	4,941	2,210	1,746	7,151	8,897	4,916	1988	1978
Interstate Distribution Center III (g)	2,343	519	2,008	682	519	2,690	3,209	1,400	2000	1979
Interstate Distribution Center IV	—	416	2,481	532	416	3,013	3,429	1,007	2004	2002
Interstate Distribution Center V, VI & VII (h)	4,904	1,824	4,106	740	1,824	4,846	6,670	1,430	2009	1979/80/81
Venture Warehouses (g)	5,233	1,452	3,762	1,954	1,452	5,716	7,168	3,896	1988	1979
Stemmons Circle (g)	2,134	363	2,014	546	363	2,560	2,923	1,434	1998	1977
Ambassador Row Warehouses	—	1,156	4,625	2,442	1,156	7,067	8,223	3,992	1998	1958/65
North Stemmons II	—	150	583	393	150	976	1,126	338	2002	1971
North Stemmons III	—	380	2,066	5	380	2,071	2,451	383	2007	1974
Shady Trail Distribution Center (j)	2,910	635	3,621	713	635	4,334	4,969	1,455	2003	1998
Valwood Distribution Center	—	4,361	34,405	—	4,361	34,405	38,766	74	2012	1986/87/97/98
Houston
Northwest Point Business Park (i)	5,777	1,243	5,640	4,183	1,243	9,823	11,066	5,701	1994	1984/85
Lockwood Distribution Center (i)	4,268	749	5,444	1,983	749	7,427	8,176	3,546	1997	1968/69
West Loop Distribution Center (g)	5,458	905	4,383	2,188	905	6,571	7,476	3,465	1997/2000	1980
World Houston Int'l Business Ctr 1 & 2 (f)	5,764	660	5,893	1,123	660	7,016	7,676	3,689	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	6,029	1,025	6,413	820	1,025	7,233	8,258	3,423	1998	1998
World Houston Int'l Business Ctr 6 (g)	2,432	425	2,423	483	425	2,906	3,331	1,551	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	6,847	680	4,584	4,115	680	8,699	9,379	4,006	1998	1998
World Houston Int'l Business Ctr 9 (g)	4,830	800	4,355	1,460	800	5,815	6,615	2,074	1998	1998
World Houston Int'l Business Ctr 10 (i)	3,133	933	4,779	289	933	5,068	6,001	1,806	2001	1999

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 11 (i)	2,892	638	3,764	1,137	638	4,901	5,539	2,017	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	199	340	2,618	2,958	1,307	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	284	282	2,853	3,135	1,616	2000	2002
World Houston Int'l Business Ctr 14 (i)	2,028	722	2,629	534	722	3,163	3,885	1,384	2000	2003
World Houston Int'l Business Ctr 15 (n)	4,493	731	—	5,765	731	5,765	6,496	2,305	2000	2007
World Houston Int'l Business Ctr 16 (m)	4,424	519	4,248	1,112	519	5,360	5,879	2,002	2000	2005
World Houston Int'l Business Ctr 17 (j)	2,543	373	1,945	785	373	2,730	3,103	864	2000	2004
World Houston Int'l Business Ctr 18	—	323	1,512	250	323	1,762	2,085	540	2005	1995
World Houston Int'l Business Ctr 19 (k)	2,917	373	2,256	871	373	3,127	3,500	1,554	2000	2004
World Houston Int'l Business Ctr 20 (k)	3,530	1,008	1,948	1,277	1,008	3,225	4,233	1,439	2000	2004
World Houston Int'l Business Ctr 21 (f)	2,936	436	—	3,474	436	3,474	3,910	821	2000/03	2006
World Houston Int'l Business Ctr 22 (n)	3,213	436	—	4,210	436	4,210	4,646	1,136	2000	2007
World Houston Int'l Business Ctr 23 (f)	5,958	910	—	7,026	910	7,026	7,936	1,617	2000	2007
World Houston Int'l Business Ctr 24 (o)	4,275	837	—	5,415	837	5,415	6,252	1,441	2005	2008
World Houston Int'l Business Ctr 25 (o)	2,825	508	—	3,623	508	3,623	4,131	711	2005	2008
World Houston Int'l Business Ctr 26 (p)	2,798	445	—	3,170	445	3,170	3,615	593	2005	2008
World Houston Int'l Business Ctr 27 (o)	3,967	837	—	4,964	837	4,964	5,801	793	2005	2008
World Houston Int'l Business Ctr 28 (p)	3,559	550	—	4,049	550	4,049	4,599	620	2005	2009
World Houston Int'l Business Ctr 29 (p)	3,806	782	—	4,136	974	3,944	4,918	588	2007	2009
World Houston Int'l Business Ctr 30 (p)	5,145	981	—	5,667	1,222	5,426	6,648	897	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	3,627	684	3,627	4,311	263	2008	2011
World Houston Int'l Business Ctr 32 (h)	4,797	1,146	—	5,378	1,427	5,097	6,524	200	2007	2012
America Plaza (g)	4,523	662	4,660	872	662	5,532	6,194	2,661	1998	1996
Central Green Distribution Center (g)	3,451	566	4,031	130	566	4,161	4,727	1,895	1999	1998
Glenmont Business Park (g)	7,010	936	6,161	2,504	936	8,665	9,601	3,928	1998	1999/2000
Techway Southwest I (i)	3,459	729	3,765	2,133	729	5,898	6,627	2,570	2000	2001
Techway Southwest II (k)	4,208	550	3,689	809	550	4,498	5,048	1,571	2000	2004
Techway Southwest III (n)	4,235	597	—	5,527	751	5,373	6,124	1,813	1999	2006
Techway Southwest IV (p)	4,778	535	—	5,639	674	5,500	6,174	982	1999	2008
Beltway Crossing I (i)	3,970	458	5,712	1,435	458	7,147	7,605	2,949	2002	2001
Beltway Crossing II (n)	2,190	415	—	2,751	415	2,751	3,166	805	2005	2007
Beltway Crossing III (n)	2,441	460	—	3,069	460	3,069	3,529	945	2005	2008
Beltway Crossing IV (n)	2,400	460	—	3,010	460	3,010	3,470	983	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing V (p)	4,185	701	—	4,706	701	4,706	5,407	1,158	2005	2008
Beltway Crossing VI (h)	4,869	618	—	6,004	618	6,004	6,622	859	2005	2008
Beltway Crossing VII (h)	4,758	765	—	5,706	765	5,706	6,471	960	2005	2009
Beltway Crossing VIII	—	721	—	4,573	721	4,573	5,294	231	2005	2011
Beltway Crossing IX	—	418	—	2,104	418	2,104	2,522	15	2007	2012
Kirby Business Center (j)	2,855	530	3,153	332	530	3,485	4,015	1,078	2004	1980
Clay Campbell Distribution Center	—	742	2,998	379	742	3,377	4,119	1,256	2005	1982
El Paso
Butterfield Trail	—	—	20,725	6,627	—	27,352	27,352	14,280	1997/2000	1987/95
Rojas Commerce Park (g)	5,184	900	3,659	2,541	900	6,200	7,100	4,182	1999	1986
Americas Ten Business Center I (j)	2,808	526	2,778	1,157	526	3,935	4,461	1,809	2001	2003
San Antonio
Alamo Downs Distribution Center (m)	6,602	1,342	6,338	1,094	1,342	7,432	8,774	3,279	2004	1986/2002
Arion Business Park (m)	29,364	4,143	31,432	3,447	4,143	34,879	39,022	12,508	2005	1988-2000/06
Arion 14 (m)	2,787	423	—	3,280	423	3,280	3,703	918	2005	2006
Arion 16 (f)	2,938	427	—	3,485	427	3,485	3,912	698	2005	2007
Arion 17 (m)	3,307	616	—	3,779	616	3,779	4,395	1,351	2005	2007
Arion 18 (h)	2,010	418	—	2,316	418	2,316	2,734	675	2005	2008
Arion 8 expansion (m)	1,162	—	—	1,545	—	1,545	1,545	72	2005	2011
Wetmore Business Center (n)	10,285	1,494	10,804	2,573	1,494	13,377	14,871	4,886	2005	1998/99
Wetmore Phase II, Building A (p)	2,891	412	—	3,323	412	3,323	3,735	961	2006	2008
Wetmore Phase II, Building B (p)	3,145	505	—	3,559	505	3,559	4,064	777	2006	2008
Wetmore Phase II, Building C (p)	2,884	546	—	3,180	546	3,180	3,726	367	2006	2008
Wetmore Phase II, Building D (p)	6,465	1,056	—	7,297	1,056	7,297	8,353	1,220	2006	2008
Fairgrounds Business Park (n)	7,883	1,644	8,209	1,545	1,644	9,754	11,398	2,985	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	205	1,083	6,854	7,937	244	2011	2000
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	755	837	4,104	4,941	2,152	1996	1971
Broadway Industrial Park II	—	455	482	161	455	643	1,098	366	1999	1971
Broadway Industrial Park III	—	775	1,742	525	775	2,267	3,042	1,031	2000	1983
Broadway Industrial Park IV	—	380	1,652	778	380	2,430	2,810	1,102	2000	1986
Broadway Industrial Park V (i)	810	353	1,090	108	353	1,198	1,551	545	2002	1980

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Broadway Industrial Park VI (f)	2,230	599	1,855	515	599	2,370	2,969	1,107	2002	1979
Broadway Industrial Park VII	—	450	650	72	450	722	1,172	22	2011	1999
Kyrene Distribution Center	198	850	2,044	548	850	2,592	3,442	1,347	1999	1981
Kyrene Distribution Center II	—	640	2,409	722	640	3,131	3,771	1,586	1999	2001
Southpark Distribution Center	—	918	2,738	609	918	3,347	4,265	1,235	2001	2000
Santan 10 Distribution Center I (m)	2,831	846	2,647	269	846	2,916	3,762	1,109	2001	2005
Santan 10 Distribution Center II (f)	4,638	1,088	—	5,089	1,088	5,089	6,177	1,455	2004	2007
Metro Business Park	—	1,927	7,708	5,488	1,927	13,196	15,123	7,593	1996	1977/79
35th Avenue Distribution Center (i)	1,676	418	2,381	412	418	2,793	3,211	1,177	1997	1967
51st Avenue Distribution Center	—	300	2,029	785	300	2,814	3,114	1,442	1998	1987
East University Distribution Center I & II (f)	5,059	1,120	4,482	1,135	1,120	5,617	6,737	2,736	1998	1987/89
East University Distribution Center III	—	444	698	99	444	797	1,241	96	2010	1981
55th Avenue Distribution Center (f)	4,032	912	3,717	740	917	4,452	5,369	2,304	1998	1987
Interstate Commons Dist Ctr I	—	798	3,632	1,248	798	4,880	5,678	2,079	1999	1988
Interstate Commons Dist Ctr II	—	320	2,448	365	320	2,813	3,133	1,144	1999	2000
Interstate Commons Dist Ctr III	—	242	—	2,954	242	2,954	3,196	590	2000	2008
Airport Commons	—	1,000	1,510	818	1,000	2,328	3,328	982	2003	1971
40th Avenue Distribution Center (p)	5,209	703	—	6,028	703	6,028	6,731	1,033	2004	2008
Sky Harbor Business Park	—	5,839	—	21,226	5,839	21,226	27,065	2,875	2006	2008
Tucson
Country Club I (k)	5,121	506	3,564	2,073	693	5,450	6,143	1,858	1997/2003	1994/2003
Country Club II	—	442	3,381	37	442	3,418	3,860	726	2007	2000
Country Club III & IV	—	1,407	—	11,090	1,575	10,922	12,497	1,509	2007	2009
Airport Distribution Center	—	1,103	4,672	1,533	1,103	6,205	7,308	3,028	1998	1995
Southpointe Distribution Center	—	—	3,982	2,950	—	6,932	6,932	3,246	1999	1989
Benan Distribution Center	—	707	1,842	603	707	2,445	3,152	1,064	2005	2001
NORTH CAROLINA
Charlotte
NorthPark Business Park (f)	16,065	2,758	15,932	2,706	2,758	18,638	21,396	5,435	2006	1987-89
Lindbergh Business Park	—	470	3,401	297	470	3,698	4,168	1,042	2007	2001/03
Commerce Park I (n)	3,969	765	4,303	671	765	4,974	5,739	1,254	2007	1983
Commerce Park II (h)	1,530	335	1,603	143	335	1,746	2,081	263	2010	1987
Commerce Park III (h)	2,207	558	2,225	219	558	2,444	3,002	364	2010	1981

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Nations Ford Business Park (n)	15,356	3,924	16,171	2,110	3,924	18,281	22,205	5,541	2007	1989/94
Airport Commerce Center (o)	8,541	1,454	10,136	901	1,454	11,037	12,491	2,113	2008	2001/02
Interchange Park (o)	6,345	986	7,949	344	986	8,293	9,279	1,463	2008	1989
Ridge Creek Distribution Center I (o)	10,357	1,284	13,163	700	1,284	13,863	15,147	2,117	2008	2006
Ridge Creek Distribution Center II (h)	10,759	3,033	11,497	105	3,033	11,602	14,635	517	2011	2003
Waterford Distribution Center (o)	2,877	654	3,392	162	654	3,554	4,208	466	2008	2000
Lakeview Business Center (h)	4,841	1,392	5,068	124	1,392	5,192	6,584	315	2011	1996
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	3,458	2,861	9,795	12,656	6,187	1997	1979
Riverbend Business Park	—	2,592	17,623	3,711	2,592	21,334	23,926	10,317	1997	1984
COLORADO
Denver
Rampart Distribution Center I (m)	4,753	1,023	3,861	1,433	1,023	5,294	6,317	3,342	1988	1987
Rampart Distribution Center II (m)	3,134	230	2,977	958	230	3,935	4,165	2,358	1996/97	1996/97
Rampart Distribution Center III (m)	4,768	1,098	3,884	1,355	1,098	5,239	6,337	2,346	1997/98	1999
Concord Distribution Center (h)	4,585	1,051	4,773	413	1,051	5,186	6,237	1,322	2007	2000
Centennial Park (p)	4,462	750	3,319	1,697	750	5,016	5,766	958	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	232	4,933	5,326	10,259	1,016	2009	1997
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	2,311	343	7,318	7,661	3,948	1997	1981
Tower Automotive	—	—	9,958	1,199	17	11,140	11,157	3,447	2001	2002
Metro Airport Commerce Center I	—	303	1,479	968	303	2,447	2,750	1,243	2001	2003
TENNESSEE
Memphis
Air Park Distribution Center I	—	250	1,916	851	250	2,767	3,017	1,444	1998	1975
OKLAHOMA
Oklahoma City
Northpointe Commerce Center	—	777	3,113	825	998	3,717	4,715	1,632	1998	1996/97
	607,766	241,718	869,126	508,933	244,199	1,375,578	1,619,777	496,054

REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Industrial Development (d):
FLORIDA
Oak Creek land	—	1,946	—	2,852	2,374	2,424	4,798	—	2005	n/a
Madison land	—	1,189	—	158	1,189	158	1,347	—	2012	n/a
Southridge IX	—	468	—	5,832	468	5,832	6,300	149	2003	n/a
Southridge XI	—	513	—	4,952	513	4,952	5,465	—	2003	n/a
Southridge X	—	414	—	1,565	414	1,565	1,979	—	2003	n/a
Horizon land	—	14,072	—	10,549	14,157	10,464	24,621	—	2008/09	n/a
SunCoast land	—	10,926	—	6,720	11,105	6,541	17,646	—	2006	n/a
TEXAS
North Stemmons land	—	537	—	276	537	276	813	—	2001	n/a
Valwood land	—	404	—	17	404	17	421	—	2012	n/a
World Houston Int'l Business Ctr 31B	—	546	—	2,405	546	2,405	2,951	6	2008	n/a
World Houston Int'l Business Ctr 33	—	1,166	—	7,918	1,166	7,918	9,084	—	2011	n/a
World Houston Int'l Business Ctr 34	—	439	—	2,236	439	2,236	2,675	—	2005	n/a
World Houston Int'l Business Ctr 35	—	340	—	1,773	340	1,773	2,113	—	2005	n/a
World Houston Int'l Business Ctr 36	—	685	—	753	685	753	1,438	—	2011	n/a
World Houston Int'l Business Ctr 37	—	759	—	915	759	915	1,674	—	2011	n/a
World Houston Int'l Business Ctr 38	—	1,053	—	1,164	1,053	1,164	2,217	—	2011	n/a
World Houston Int'l Business Ctr land	—	1,628	—	1,042	1,628	1,042	2,670	—	2000/06	n/a
World Houston Int'l Business Ctr land - expansion	—	6,410	—	4,404	6,410	4,404	10,814	—	2011	n/a
Beltway Crossing X	—	733	—	3,083	733	3,083	3,816	28	2007	n/a
Beltway Crossing XI	—	690	—	2,910	690	2,910	3,600	—	2007	n/a
Ten West Crossing 1	—	401	—	1,341	401	1,341	1,742	—	2012	n/a
Ten West Crossing land	—	5,586	—	818	5,586	818	6,404	—	2012	n/a
Lee Road land	—	3,068	—	2,142	3,822	1,388	5,210	—	2007	n/a
West Road land	—	3,303	—	32	3,303	32	3,335	—	2012	n/a
Americas Ten Business Center II & III land	—	1,365	—	1,079	1,365	1,079	2,444	—	2001	n/a
Thousand Oaks I	—	607	—	2,932	607	2,932	3,539	—	2008	n/a
Thousand Oaks II	—	794	—	4,015	794	4,015	4,809	10	2008	n/a
Alamo Ridge land	—	2,288	—	1,944	2,288	1,944	4,232	—	2007	n/a
Thousand Oaks land	—	772	—	460	772	460	1,232	—	2008	n/a

REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
ARIZONA
Airport Distribution Center II land	—	300	—	117	300	117	417	—	2000	n/a
Kyrene land	—	3,220	—	666	3,220	666	3,886	—	2011	n/a
Chandler Freeways land	—	1,525	—	286	1,525	286	1,811	—	2012	n/a
NORTH CAROLINA
Airport Commerce Center III land	—	855	—	480	855	480	1,335	—	2008	n/a
COLORADO
Rampart IV land	—	590	—	121	590	121	711	—	2012	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	—	69,899	—	78,356	71,345	76,910	148,255	193
Total real estate owned (a)(b)	$607,766	311,617	869,126	587,289	315,544	1,452,488	1,768,032	496,247
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)  Changes in Real Estate Properties follow:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$1,662,593	1,521,177	1,468,182
Purchases of real estate properties	48,934	80,624	19,897
Development of real estate properties	55,404	42,148	9,145
Improvements to real estate properties	18,164	18,686	23,953
Carrying amount of investments sold	(16,756)	—	—
Write-off of improvements	(307)	(42)	—
Balance at end of year (1)	$1,768,032	1,662,593	1,521,177

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $1,794,000 at December 31, 2012 and $1,794,000 at December 31, 2011 and in University Business Center of $6,418,000 and $6,369,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$451,805	403,187	354,745
Depreciation expense	51,564	48,648	48,442
Accumulated depreciation on assets sold	(6,819)	—	—
Other	(303)	(30)	—
Balance at end of year	$496,247	451,805	403,187

(b)
The estimated aggregate cost of real estate properties at December 31, 2012 for federal income tax purposes was approximately $1,727,509,000 before estimated accumulated tax depreciation of $314,360,000.  The federal income tax return for the year ended December 31, 2012, has not been filed and accordingly, this estimate is based on preliminary data.

(c)	The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)	The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)
EastGroup has a $61,052,000 limited recourse first mortgage loan with an insurance company secured by Dominguez, Industry Distribution Center I & III, Kingsview, Shaw, Walnut, and Washington.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)
EastGroup has a $60,310,000 non-recourse first mortgage loan with an insurance company secured by Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue, and World Houston 1 & 2 and 21 & 23.

(g)
EastGroup has a $61,970,000 non-recourse first mortgage loan with an insurance company secured by America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II, and World Houston 3-9.

(h)
EastGroup has a $52,369,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway VI & VII, Commerce Park II & III, Concord Distribution Center, Interstate Distribution Center V, VI & VII, Lakeview Business Center, Ridge Creek Distribution Center II, Southridge IV & V and World Houston 32.

(i)
EastGroup has a $34,474,000 non-recourse first mortgage loan with an insurance company secured by 35th Avenue, Beltway Crossing I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I, and World Houston 10, 11 & 14.

(j)
EastGroup has a $27,467,000 non-recourse first mortgage loan with an insurance company secured by Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II, and World Houston 17.

(k)	EastGroup has a $29,465,000 non-recourse first mortgage loan with an insurance company secured by Country Club I, Lake Pointe, Techway Southwest II, and World Houston 19 & 20.

(l)	EastGroup has a $30,332,000 non-recourse first mortgage loan with an insurance company secured by Huntwood and Wiegman.

(m)	EastGroup has a $63,132,000 non-recourse first mortgage loan with an insurance company secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II & III, Santan 10, and World Houston 16.

(n)
EastGroup has a $64,374,000 non-recourse first mortgage loan with an insurance company secured by Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV, and World Houston 15 & 22.

(o)
EastGroup has a $52,086,000 non-recourse first mortgage loan with an insurance company secured by Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center, and World Houston 24, 25 & 27.

(p)
EastGroup has a $69,376,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII, and World Houston 26, 28, 29 & 30.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2012

	Number of Loans	Interest Rate		Maturity Date	Periodic Payment Terms
First mortgage loans:
Sabal Park Building - Tampa, Florida	1	6.00%	(a)	08/2016
Interest accrued and due monthly (01/01/09 through 07/31/13); principal paydown of $550,000 due on 08/01/13; principal and interest due monthly (beginning 08/01/13); balloon payment of $3,460,000 due at maturity (08/08/16)

JCB Limited - California	1	5.25%		10/2017	Principal and interest due monthly
JCB Limited - California	1	5.25%		10/2017	Principal and interest due monthly
Total mortgage loans (b)	3

	Face Amount of Mortgages Dec. 31, 2012	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (c)
	(In thousands)
First mortgage loans:
Sabal Park Building – Tampa, Florida	$4,150	4,116		—
JCB Limited - California	2,112	2,112		—
JCB Limited - California	3,095	3,095		—
Total mortgage loans	$9,357	9,323	(d)(e)	—

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)
This mortgage loan has a stated interest rate of 6.0% and an effective interest rate of 6.4%.  A discount on mortgage loan receivable of $198,000 was recognized at the inception of the loan and is shown in the table in footnote (d) below.

(b)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(c)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(d)	Changes in mortgage loans follow:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$4,110	4,131	4,155
Advances on mortgage loans receivable	5,223	—	—
Payments on mortgage loans receivable	(20)	(33)	(37)
Amortization of discount on mortgage loan receivable	10	12	13
Balance at end of year	$9,323	4,110	4,131

(e)      The aggregate cost for federal income tax purposes is approximately $9.36 million.  The federal income tax return for the year ended December 31, 2012, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2012, is based on preliminary data.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer, President & Director
February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 19, 2013	February 19, 2013

*	*
Hayden C. Eaves III, Director	Fredric H. Gould, Director
February 19, 2013	February 19, 2013

*	*
Mary Elizabeth McCormick, Director	David M. Osnos, Director
February 19, 2013	February 19, 2013

*	/s/ N. KEITH MCKEY
Leland R. Speed, Chairman of the Board	* By N. Keith McKey, Attorney-in-fact
February 19, 2013	February 19, 2013

/s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer,
President & Director
(Principal Executive Officer)
February 19, 2013

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
February 19, 2013

/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 19, 2013

EXHIBIT INDEX

(3)	Exhibits:

The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2008).

(10)	Material Contracts (*Indicates management or compensatory agreement):
(a)	EastGroup Properties, Inc. 2000 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 1, 2000).*
(b)	EastGroup Properties, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix D to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004).*
(c)	Amendment No. 1 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2006). *
(d)	Amendment No. 2 to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 8-K filed January 8, 2007).*
(e)	EastGroup Properties, Inc. 2005 Directors Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on June 2, 2005).*
(f)	Amendment No. 1 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 6, 2006).*
(g)	Amendment No. 2 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2008).*
(h)	Amendment No. 3 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 1, 2011).*
(i)	Amendment No. 4 to the 2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 1, 2012).*
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

(l)	Compensation Program for Non-Employee Directors (a written description thereof is set forth in Item 5.02 of the Company’s Form 8-K filed June 1, 2012).*
(m)
Third Amended and Restated Credit Agreement Dated January 2, 2013 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Regions Bank and SunTrust Bank as Co-Syndication Agents; U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents; PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner; and the Lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 8, 2013).

(n)
2012 Term Loan Agreement dated as of August 31, 2012 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and PNC Capital Markets LLC, as lead arranger and book runner (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 7, 2012).

(o)
First Amendment to 2012 Term Loan Agreement dated as of January 31, 2013 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (filed herewith).

(p)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 24, 2012).

(q)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed September 24, 2012).

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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.