Form 10-Q
period 2013-03-31
EASTGROUP PROPERTIES INC
filed 2013-04-22
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of April 19, 2013 was 30,256,170.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2013

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate properties	$1,646,259	1,619,777
Development	143,985	148,255
	1,790,244	1,768,032
Less accumulated depreciation	(509,302)	(496,247)
	1,280,942	1,271,785
Unconsolidated investment	2,834	2,743
Cash	24	1,258
Other assets	79,855	78,316
TOTAL ASSETS	$1,363,655	1,354,102

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$601,655	607,766
Unsecured term loans payable	130,000	130,000
Notes payable to banks	91,595	76,160
Accounts payable and accrued expenses	23,939	28,914
Other liabilities	19,027	20,086
Total Liabilities	866,216	862,926

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 30,256,170 shares issued and outstanding at March 31, 2013 and 29,928,490 at December 31, 2012	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	747,105	731,950
Distributions in excess of earnings	(254,322)	(245,249)
Accumulated other comprehensive loss	(170)	(392)
Total Stockholders’ Equity	492,616	486,312
Noncontrolling interest in joint ventures	4,823	4,864
Total Equity	497,439	491,176
TOTAL LIABILITIES AND EQUITY	$1,363,655	1,354,102

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Income from real estate operations	$48,228	46,383
Other income	47	14
	48,275	46,397
EXPENSES
Expenses from real estate operations	13,562	12,997
Depreciation and amortization	15,615	15,734
General and administrative	3,364	3,116
Acquisition costs	29	19
	32,570	31,866
OPERATING INCOME	15,705	14,531
OTHER INCOME (EXPENSE)
Interest expense	(8,621)	(9,441)
Other	224	171
INCOME FROM CONTINUING OPERATIONS	7,308	5,261
DISCONTINUED OPERATIONS
Income from real estate operations	—	94
Gain on sales of nondepreciable real estate investments, net of tax	—	167
INCOME FROM DISCONTINUED OPERATIONS	—	261
NET INCOME	7,308	5,522
Net income attributable to noncontrolling interest in joint ventures	(154)	(119)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	7,154	5,403
Other comprehensive income - cash flow hedge	222	—
TOTAL COMPREHENSIVE INCOME	$7,376	5,403

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.24	0.19
Income from discontinued operations	—	0.01
Net income attributable to common stockholders	$0.24	0.20
Weighted average shares outstanding	29,809	27,647
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.24	0.18
Income from discontinued operations	—	0.01
Net income attributable to common stockholders	$0.24	0.19
Weighted average shares outstanding	29,890	27,718
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$7,154	5,142
Income from discontinued operations	—	261
Net income attributable to common stockholders	$7,154	5,403
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2012	$3	731,950	(245,249)	(392)	4,864	491,176
Net income	—	—	7,154	—	154	7,308
Net unrealized change in fair value of interest rate swap	—	—	—	222	—	222
Common dividends declared – $.53 per share	—	—	(16,227)	—	—	(16,227)
Stock-based compensation, net of forfeitures	—	1,831	—	—	—	1,831
Issuance of 245,010 shares of common stock, common stock offering, net of expenses	—	13,798	—	—	—	13,798
Issuance of 933 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 9,412 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(528)	—	—	—	(528)
Distributions to noncontrolling interest	—	—	—	—	(195)	(195)
BALANCE, MARCH 31, 2013	$3	747,105	(254,322)	(170)	4,823	497,439

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$7,308	5,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	15,615	15,734
Depreciation and amortization from discontinued operations	—	212
Stock-based compensation expense	1,370	1,334
Gain on sales of land and real estate investments	—	(167)
Changes in operating assets and liabilities:
Accrued income and other assets	(44)	991
Accounts payable, accrued expenses and prepaid rent	(6,910)	(11,073)
Other	(98)	(133)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,241	12,420
INVESTING ACTIVITIES
Real estate development	(17,254)	(12,584)
Purchases of real estate	—	(3,475)
Real estate improvements	(4,577)	(3,902)
Proceeds from sales of real estate investments	—	539
Repayments on mortgage loans receivable	26	3
Changes in accrued development costs	473	158
Changes in other assets and other liabilities	(2,194)	(2,478)
NET CASH USED IN INVESTING ACTIVITIES	(23,526)	(21,739)
FINANCING ACTIVITIES
Proceeds from bank borrowings	66,325	63,895
Repayments on bank borrowings	(50,890)	(99,494)
Proceeds from mortgage notes payable	—	54,000
Principal payments on mortgage notes payable	(6,106)	(9,736)
Debt issuance costs	(1,441)	(793)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(15,975)	(14,908)
Proceeds from common stock offerings	13,798	16,284
Proceeds from dividend reinvestment plan	50	64
Other	(710)	38
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,051	9,350

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,234)	31
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,258	174
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24	205
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,291 and $1,042 for 2013 and 2012, respectively	$8,257	8,967

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2012 annual report on Form 10-K and the notes thereto.

Certain reclassifications have been made in the 2012 consolidated financial statements to conform to the 2013 presentation.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At March 31, 2013 and December 31, 2012, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2013 and December 31, 2012, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $13,057,000 and $13,079,000 for the three months ended March 31, 2013 and 2012, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Real estate properties:
Land	$246,347	244,199
Buildings and building improvements	1,120,853	1,102,597
Tenant and other improvements	279,059	272,981
Development	143,985	148,255
	1,790,244	1,768,032
Less accumulated depreciation	(509,302)	(496,247)
	$1,280,942	1,271,785

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $778,000 and $1,069,000 for the three months ended March 31, 2013 and 2012, respectively.  Amortization of above and below market leases decreased rental income by $46,000 and $120,000 for the three months ended March 31, 2013 and 2012, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EastGroup did not acquire any operating properties during the first three months of 2013. During 2012, the Company acquired Madison Distribution Center in Tampa, Florida; Wiegman Distribution Center II in Hayward, California; and Valwood Distribution Center in Dallas, Texas. The Company purchased these properties for a total cost of $51,750,000, of which $48,934,000 was allocated to real estate properties.  The Company allocated $7,435,000 of the total purchase price to land using third party land valuations for the Tampa, Hayward and Dallas markets.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,305,000 to in-place lease intangibles, $244,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $733,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

EastGroup expensed acquisition-related costs of $29,000 and $19,000 during the three months ended March 31, 2013 and 2012, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at March 31, 2013 and December 31, 2012.

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

The Company did not sell any real estate properties during the first three months of 2013. EastGroup’s taxable REIT subsidiary sold two properties in Tampa, which collectively contain 10,500 square feet, for $578,000 and recognized an after-tax gain of $167,000 during the first quarter of 2012. Additionally, later in 2012, the Company sold two operating properties (433,000 square feet) in Phoenix and Tulsa for $17,319,000 and recognized gains of $6,343,000.

The following table presents the components of revenue and expense for the properties sold or held for sale during 2013 and 2012.

	Three Months Ended March 31,
DISCONTINUED OPERATIONS	2013	2012
	(In thousands)
Income from real estate operations	$—	416
Expenses from real estate operations	—	(110)
Property net operating income from discontinued operations	—	306
Depreciation and amortization	—	(212)
Income from real estate operations	—	94
Gain on sales of nondepreciable real estate investments, net of tax	—	167
Income from discontinued operations	$—	261

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$41,815	41,290
Accumulated amortization of leasing costs	(17,498)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	24,317	23,747

Straight-line rents receivable	22,233	22,153
Allowance for doubtful accounts on straight-line rents receivable	(382)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	21,851	21,744

Accounts receivable	2,929	3,477
Allowance for doubtful accounts on accounts receivable	(365)	(373)
Accounts receivable, net of allowance for doubtful accounts	2,564	3,104

Acquired in-place lease intangibles	10,287	11,848
Accumulated amortization of acquired in-place lease intangibles	(3,733)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	6,554	7,332

Acquired above market lease intangibles	2,170	2,443
Accumulated amortization of acquired above market lease intangibles	(840)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,330	1,467

Mortgage loans receivable	9,330	9,357
Discount on mortgage loans receivable	(30)	(34)
Mortgage loans receivable, net of discount	9,300	9,323

Loan costs	8,471	8,476
Accumulated amortization of loan costs	(3,837)	(4,960)
Loan costs, net of accumulated amortization	4,634	3,516

Goodwill	990	990
Prepaid expenses and other assets	8,315	7,093
Total Other Assets	$79,855	78,316

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Property taxes payable	$6,699	12,107
Development costs payable	7,643	7,170
Interest payable	2,661	2,615
Dividends payable on unvested restricted stock	1,443	1,191
Other payables and accrued expenses	5,493	5,831
Total Accounts Payable and Accrued Expenses	$23,939	28,914

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Security deposits	$9,978	9,668
Prepaid rent and other deferred income	7,141	7,930

Acquired below-market lease intangibles	1,500	1,541
Accumulated amortization of below-market lease intangibles	(440)	(391)
Acquired below-market lease intangibles, net of accumulated amortization	1,060	1,150

Interest rate swap liability	414	645
Other liabilities	434	693
Total Other Liabilities	$19,027	20,086

(11)	COMPREHENSIVE INCOME

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(392)	—
Change in fair value of interest rate swap	222	—
Balance at end of period	$(170)	—

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt. The Company entered into an $80,000,000 interest rate swap during the third quarter of 2012 and has concluded that the hedging relationship is highly effective. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for the periods reported, is recognized directly in earnings (included in Other on the Consolidated Statements of Income and Comprehensive Income).

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $579,000 will be reclassified from Other Comprehensive Income as an increase to Interest Expense over the next twelve months.

As of January 1, 2013, the Company changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company's financial statements.

As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$80,000,000

The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. See Note 17 for additional information on the fair value of the Company's interest rate swap.

	Liability Derivatives As of March 31, 2013		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$414,000	Other Liabilities	$645,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other Comprehensive Income on derivative	$73	—
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	(149)	—

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2013, the fair value of derivatives in a liability position related to these agreements was $414,000. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at the swap termination value. As of March 31, 2013, the swap termination value was a liability in the amount of $394,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$7,154	5,403
Denominator – weighted average shares outstanding	29,809	27,647
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$7,154	5,403
Denominator:
Weighted average shares outstanding	29,809	27,647
Common stock options	3	4
Unvested restricted stock	78	67
Total Shares	29,890	27,718

(14)	STOCK-BASED COMPENSATION

Equity Incentive Plan
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) that authorized the issuance of up to 1,900,000 shares of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.  The 2004 Plan was further amended by the Board of Directors in September 2005 and December 2006.  Total shares available for grant were

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1,248,882 at March 31, 2013.  Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee and subject to approval by the Company's stockholders. If approved by the stockholders, the 2013 Equity Plan will be effective as of May 29, 2013, and will replace the 2004 Plan. Under the 2004 Plan, 1,248,882 shares of Common Stock remained available for grant as of March 31, 2013. If the stockholders approve the 2013 Equity Plan, no grants will be made with respect to any of the shares remaining under the 2004 Plan, nor with respect to any shares that may later become available under the 2004 Plan for any reason such as forfeiture of outstanding grants. The 2013 Equity Plan will also replace the 2005 Directors Equity Incentive Plan, under which 9,127 shares of Common Stock remained available for awards as of March 31, 2013. If the stockholders approve the 2013 Equity Plan, no awards will be made with respect to the shares remaining under the 2005 Directors Equity Incentive Plan. The 2013 Equity Plan will permit the grant of awards with respect to 2,000,000 shares of common stock.
Stock-based compensation cost was $1,831,000 and $1,492,000 for the three months ended March 31, 2013 and 2012, respectively, of which $551,000 and $233,000 were capitalized as part of the Company’s development costs.

Equity Awards
In March 2013, the Compensation Committee evaluated the Company's performance compared to a variety of annual performance goals for the year ended December 31, 2012.  Based on the evaluation, 36,813 shares were awarded to the Company’s executive officers at a weighted average grant date fair value of $57.10 per share.  These shares vested 20% on the dates shares were determined and awarded and will vest 20% per year on January 1 in years 2014, 2015, 2016 and 2017.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2013, the Committee evaluated the Company’s absolute and relative total stockholder return compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2012.  Based on the evaluation, 54,336 shares were awarded to the Company’s executive officers at a weighted average grant date fair value of $57.11 per share.  These shares vested 25% on the dates shares were awarded and will vest 25% per year on January 1 in years 2014, 2015 and 2016.  The shares will be expensed on a straight-line basis over the remaining service period.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first three months of 2013, the Company withheld 17,927 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first three months of 2013 was $1,700,000.

	Three Months Ended
Award Activity:	March 31, 2013
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	212,206	$42.84
Granted	91,149	57.10
Forfeited	—	—
Vested	(30,316)	52.32
Unvested at end of period	273,039	$46.55

Directors Equity Plan
The Company has a directors equity plan that was approved by stockholders and adopted in 2005 (the "2005 Plan"), which authorizes the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan was further amended by the Board of Directors in May 2006, May 2008, May 2011 and May 2012. As noted above, if approved by the stockholders, the 2013 Equity Plan will replace the 2005 Plan effective May 29, 2013.  Stock-based compensation expense for directors was $90,000 and $75,000 for the three months ended March 31, 2013 and 2012, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide detail about those amounts. ASU 2013-02 was effective for interim and annual reporting periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 and provided the necessary disclosures beginning with the period ended March 31, 2013.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$24	24	1,258	1,258
Mortgage loans receivable, net of discount	9,300	9,760	9,323	9,748
Financial Liabilities:
Mortgage notes payable	601,655	648,135	607,766	661,408
Unsecured term loans payable	130,000	131,747	130,000	130,776
Notes payable to banks	91,595	91,698	76,160	76,160
Interest rate swap liability	414	414	645	645
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Interest rate swap liability (included in Other Liabilities on the Consolidated Balances Sheets): The instrument is recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company's interest rate swap.

(18)	SUBSEQUENT EVENTS

During the first quarter of 2013, the Company entered into an agreement in principle with an insurance company under which the Company plans to issue $100 million of senior unsecured notes at a fixed interest rate of 3.8%. The notes will require semi-annual interest payments with principal payments of: $30 million on August 30, 2020, $50 million on August 30, 2023, and $20 million on August 30, 2025. The transaction is expected to close on August 30, 2013, and the issuance of the notes in this private placement is subject to due diligence and completion of final documentation.

Subsequent to quarter-end, EastGroup closed the acquisition of 42.4 acres of development land in southwest Charlotte for a price of $5.7 million. The land is projected to contain the future development of 465,000 square feet of industrial space in six business distribution buildings to be named Steele Creek Commerce Park. EastGroup plans to begin the development of the first two buildings (70,000 square feet each) with a projected total investment of $9.5 million during the second quarter of 2013. One of the buildings is 100% pre-leased, and the other will be offered for lease as a multi-tenant facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible and quality business distribution space for location sensitive tenants primarily in the 5,000 to 50,000 square foot range.  The Company acquires, develops and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2013.  The Company also believes it can issue common and/or preferred equity and obtain financing from insurance companies and financial institutions. The continuous equity program provided net proceeds to the Company of $13.8 million in the first three months of 2013, as described in Liquidity and Capital Resources. Also in the first quarter, the Company entered into an agreement in principle with an insurance company under which the Company expects to issue $100 million of senior unsecured notes at a fixed interest rate of 3.8%. This transaction is further discussed in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the three months ended March 31, 2013, leases expired on 1,980,000 square feet (6.4% of EastGroup’s total square footage of 30,975,000), and the Company was successful in renewing or re-leasing 77% of the expiring square feet.  In addition, EastGroup leased 315,000 square feet of other vacant space during this period.  During the first three months of 2013, average rental rates on new and renewal leases decreased by 1.1%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, decreased 0.4% for the quarter ended March 31, 2013, as compared to the same quarter in 2012.

EastGroup’s total leased percentage was 94.4% at March 31, 2013, compared to 94.5% at March 31, 2012.  Leases scheduled to expire for the remainder of 2013 were 10.7% of the portfolio on a square foot basis at March 31, 2013, and this figure was reduced to 9.5% as of April 19, 2013.

The Company generates new sources of leasing revenue through its acquisition and development programs. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the first three months of 2013, the Company began construction of five development projects containing 377,000 square feet in Houston, San Antonio, Orlando and Phoenix.  EastGroup also transferred three properties (324,000 square feet) in Houston and Orlando from its development program to real estate properties with costs of $20.7 million at the date of transfer.  As of March 31, 2013, EastGroup’s development program consisted of 16 projects (1,108,000 square feet) located in Houston, San Antonio, Orlando and Phoenix.  The projected total cost for the development projects, which were collectively 48% leased as of April 19, 2013, is $84.8 million, of which $35.5 million remained to be invested as of March 31, 2013.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income from real estate operations	$48,228	46,383
Expenses from real estate operations	(13,562)	(12,997)
PROPERTY NET OPERATING INCOME	$34,666	33,386

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

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
NET INCOME	$7,308	5,522
Equity in earnings of unconsolidated investment	(91)	(89)
Interest income	(133)	(82)
Other income	(47)	(14)
Income from discontinued operations	—	(261)
Depreciation and amortization from continuing operations	15,615	15,734
Interest expense	8,621	9,441
General and administrative expense	3,364	3,116
Acquisition costs	29	19
PROPERTY NET OPERATING INCOME	$34,666	33,386

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$7,154	5,403
Depreciation and amortization from continuing operations	15,615	15,734
Depreciation and amortization from discontinued operations	—	212
Depreciation from unconsolidated investment	33	33
Depreciation and amortization from noncontrolling interest	(62)	(61)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,740	21,321
Net income attributable to common stockholders per diluted share	$0.24	0.19
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.76	0.77
Diluted shares for earnings per share and funds from operations	29,890	27,718

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  For the three months ended March 31, 2013, FFO was $0.76 per share compared with $0.77 per share for the same period of 2012, a decrease of 1.3% per share.

•
For the three months ended March 31, 2013, PNOI increased by $1,280,000, or 3.8%, compared to the same period in 2012. PNOI increased $870,000 from 2012 acquisitions and $571,000 from newly developed properties, offset by a decrease of $120,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties decreased 0.4% for the three months ended March 31, 2013, compared to the same period in 2012.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended March 31, 2013, was 93.2% compared to 93.9% for the same period of 2012.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.16 per square foot for the three months ended March 31, 2013, compared to $5.20 per square foot for the same period of 2012.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2013, was 93.6%.  Quarter-end occupancy ranged from 93.1% to 94.6% over the period from March 31, 2012 to March 31, 2013.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate decreases on new and renewal leases (5.9% of total square footage) averaged 1.1% for the first quarter of 2013.

•
Lease termination fee income for the three months ended March 31, 2013 was $427,000 compared to $170,000 for the same period of 2012.  Bad debt expense for the three months ended March 31, 2013 was $47,000 compared to $223,000 for the same period last year.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2012 taxable income to its stockholders and expects to distribute all of its taxable income in 2013.  Accordingly, no significant provision for income taxes was necessary in 2012, nor is any significant income tax provision expected to be necessary for 2013.

FINANCIAL CONDITION

EastGroup’s assets were $1,363,655,000 at March 31, 2013, an increase of $9,553,000 from December 31, 2012.  Liabilities increased $3,290,000 to $866,216,000, and equity increased $6,263,000 to $497,439,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $26,482,000 during the three months ended March 31, 2013, primarily due to capital improvements at the Company’s properties and the transfer of three properties from Development, as detailed under Development below.

During the three months ended March 31, 2013, the Company made capital improvements of $4,960,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $789,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at March 31, 2013 consisted of properties in lease-up and under construction of $49,310,000 and prospective development (primarily land) of $94,675,000.  The Company’s total investment in development at March 31, 2013 was $143,985,000 compared to $148,255,000 at December 31, 2012.  Total capital invested for development during the first three months of 2013 was $17,254,000, which primarily consisted of costs of $16,579,000 for properties in lease-up, under construction and prospective development (primarily land) and costs of $789,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,069,000 and $712,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in capitalized internal development costs in 2013 as compared to 2012 resulted from increased activity in the Company's development program in 2013.

The Company transferred three development properties to Real Estate Properties during the first three months of 2013 with a total investment of $20,735,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2013(1)	For the Three Months Ended 3/31/2013	Cumulative as of 3/31/2013	Estimated Total Costs	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
World Houston 31B, Houston, TX	35,000	$—	75	3,026	3,900	04/12
Thousand Oaks 1, San Antonio, TX	36,000	—	414	3,953	4,900	05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	473	5,282	5,600	05/12
Beltway Crossing X, Houston, TX	78,000	—	107	3,923	4,800	06/12
Beltway Crossing XI, Houston, TX	87,000	—	378	3,978	4,900	02/13
Total Lease-Up	309,000	—	1,447	20,162	24,100
UNDER CONSTRUCTION						Anticipated Building Completion Date
World Houston 34, Houston, TX	57,000	—	315	2,990	3,900	04/13
World Houston 35, Houston, TX	45,000	—	255	2,368	2,800	04/13
Ten West Crossing 1, Houston, TX	30,000	—	1,495	3,237	3,800	05/13
Thousand Oaks 3, San Antonio, TX	66,000	1,232	1,479	2,711	4,600	07/13
Southridge X, Orlando, FL	71,000	1,979	890	2,869	5,100	08/13
Ten West Crossing 2, Houston, TX	46,000	908	1,035	1,943	5,100	08/13
Ten West Crossing 3, Houston, TX	68,000	693	1,434	2,127	4,800	08/13
World Houston 37, Houston, TX	101,000	—	1,569	3,243	6,800	08/13
World Houston 36, Houston, TX	60,000	—	1,065	2,502	5,900	09/13
World Houston 38, Houston, TX	129,000	—	810	3,027	9,000	10/13
Chandler Freeways, Phoenix, AZ	126,000	1,811	320	2,131	8,900	10/13
Total Under Construction	799,000	6,623	10,667	29,148	60,700
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	404,000	(1,811)	87	3,973	30,800
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	84,000	—	75	786	7,700
Fort Myers, FL	663,000	—	108	17,754	48,100
Orlando, FL	1,355,000	(1,979)	1,580	26,201	88,000
Tampa, FL	519,000	—	153	6,298	30,800
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	95,000	—	18	1,353	6,800
Dallas, TX	120,000	—	3	1,238	7,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	2,227,000	(1,601)	2,371	29,203	147,500
San Antonio, TX	412,000	(1,232)	70	4,302	27,200
Total Prospective Development	6,228,000	(6,623)	4,465	94,675	412,900
	7,336,000	$—	16,579	143,985	497,700
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2013	Building Size (Square feet)					Building Completion Date
Southridge IX, Orlando, FL	76,000	$—	18	6,318		03/12
Southridge XI, Orlando, FL	88,000	—	37	5,502		09/12
World Houston 33, Houston, TX	160,000	—	(169)	8,915		02/13
Total Transferred to Real Estate Properties	324,000	$—	(114)	20,735	(2)
(1)  Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $13,055,000 during the first three months of 2013 due to depreciation expense.

Other Assets
Other Assets increased $1,539,000 during the first three months of 2013.  A summary of Other Assets follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$41,815	41,290
Accumulated amortization of leasing costs	(17,498)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	24,317	23,747

Straight-line rents receivable	22,233	22,153
Allowance for doubtful accounts on straight-line rents receivable	(382)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	21,851	21,744

Accounts receivable	2,929	3,477
Allowance for doubtful accounts on accounts receivable	(365)	(373)
Accounts receivable, net of allowance for doubtful accounts	2,564	3,104

Acquired in-place lease intangibles	10,287	11,848
Accumulated amortization of acquired in-place lease intangibles	(3,733)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	6,554	7,332

Acquired above market lease intangibles	2,170	2,443
Accumulated amortization of acquired above market lease intangibles	(840)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,330	1,467

Mortgage loans receivable	9,330	9,357
Discount on mortgage loans receivable	(30)	(34)
Mortgage loans receivable, net of discount	9,300	9,323

Loan costs	8,471	8,476
Accumulated amortization of loan costs	(3,837)	(4,960)
Loan costs, net of accumulated amortization	4,634	3,516

Goodwill	990	990
Prepaid expenses and other assets	8,315	7,093
Total Other Assets	$79,855	78,316

Liabilities

Mortgage Notes Payable decreased $6,111,000 during the three months ended March 31, 2013.  The decrease resulted from regularly scheduled principal payments of $6,106,000 and mortgage loan premium amortization of $5,000.

Notes Payable to Banks increased $15,435,000 during the three months ended March 31, 2013, as a result of advances of $66,325,000 exceeding repayments of $50,890,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses decreased $4,975,000 during the first three months of 2013.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Property taxes payable	$6,699	12,107
Development costs payable	7,643	7,170
Interest payable	2,661	2,615
Dividends payable on unvested restricted stock	1,443	1,191
Other payables and accrued expenses	5,493	5,831
Total Accounts Payable and Accrued Expenses	$23,939	28,914

Other Liabilities decreased $1,059,000 during the three months ended March 31, 2013.  A summary of the Company’s Other Liabilities follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Security deposits	$9,978	9,668
Prepaid rent and other deferred income	7,141	7,930

Acquired below-market lease intangibles	1,500	1,541
Accumulated amortization of below-market lease intangibles	(440)	(391)
Acquired below-market lease intangibles, net of accumulated amortization	1,060	1,150

Interest rate swap liability	414	645
Other liabilities	434	693
Total Other Liabilities	$19,027	20,086

Equity

For the three months ended March 31, 2013, Distributions in Excess of Earnings increased $9,073,000 as a result of dividends on common stock of $16,227,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $7,154,000.

Additional Paid-In Capital increased $15,155,000 during the three months ended March 31, 2013.  The increase primarily resulted from the issuance of 245,010 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $13,798,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

Accumulated Other Comprehensive Loss decreased $222,000 during the three months ended March 31, 2013. The decrease resulted from the change in fair value of the Company's interest rate swap which is further discussed in Note 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2013, was $7,154,000 ($.24 per basic and diluted share) compared to $5,403,000 ($.20 per basic and $.19 per diluted share) for the same period in 2012. EastGroup did not recognize any gains on the sale of depreciable and nondepreciable real estate investments for the three months ended March 31, 2013 and recognized gains of $167,000 during the three months ended March 31, 2012.

PNOI for the three months ended March 31, 2013, increased by $1,280,000, or 3.8%, compared to the same period in 2012. PNOI increased $870,000 from 2012 acquisitions and $571,000 from newly developed properties, offset by a decrease of $120,000 from same property operations.  Lease termination fee income exceeded bad debt expense by $380,000 for the three months ended March 31, 2013.  Bad debt expense exceeded termination fee income by $53,000 for the three months ended March 31, 2012.

Straight-lining of rent increased income by $167,000 for the three months ended March 31, 2013, compared to $493,000 for the same period in 2012.

The Company signed 42 leases, including new, renewal, first generation and development leases, with free rent concessions of $739,000 on 850,000 square feet during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company signed 37 leases with free rent concessions of $621,000 on 616,000 square feet.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.1% and 28.0% for the three months ended March 31, 2013 and 2012, respectively.  The Company’s percentage of leased square footage was 94.4% at March 31, 2013, compared to 94.5% at March 31, 2012.  Occupancy at March 31, 2013 was 93.6% compared to 94.0% at March 31, 2012.

Interest Expense decreased $820,000 in the three months ended March 31, 2013, compared to the same period in 2012. The following table presents the components of Interest Expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$78,420	107,345	(28,925)
Weighted average variable interest rates (excluding loan cost amortization)	2.12%	1.52%

VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	$410	406	4
Amortization of bank loan costs	102	86	16
Total variable rate interest expense	512	492	20

FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	8,159	9,298	(1,139)
Unsecured term loan interest (excluding loan cost amortization)	1,020	486	534
Amortization of mortgage loan costs	180	197	(17)
Amortization of unsecured term loan costs	41	10	31
Total fixed rate interest expense	9,400	9,991	(591)
Total interest	9,912	10,483	(571)
Less capitalized interest	(1,291)	(1,042)	(249)
TOTAL INTEREST EXPENSE	$8,621	9,441	(820)

EastGroup’s variable rate interest expense increased by $20,000 for the three months ended March 31, 2013, as compared to the same period last year due to increases in the Company's weighted average variable interest rates, offset by decreases in its average bank borrowings.

The Company's fixed rate interest expense decreased by $591,000 for the three months ended March 31, 2013, as compared to the same period of 2012. The decrease in fixed rate interest expense was primarily due to a decrease in mortgage interest expense of $1,139,000 in the first quarter of 2013 compared to the same period of 2012. Mortgage interest expense decreased primarily because of mortgages repaid in 2012 with higher interest rates than mortgage loans obtained in 2012.

During the first three months of 2013, the Company did not obtain any new mortgages or repay any mortgages in full. A listing of new mortgages and mortgages repaid in 2012 follows:

NEW MORTGAGE IN 2012	Interest Rate	Date	Maturity Date	Amount
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	$54,000,000

MORTGAGE LOANS REPAID IN 2012	Interest Rate	Date Repaid	Payoff Amount
Oak Creek Distribution Center IV	5.68%	03/01/12	$3,463,000
University Business Center (125 & 175 Cremona)	7.98%	04/02/12	8,679,000
University Business Center (120 & 130 Cremona)	6.43%	05/01/12	1,910,000
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	06/04/12	31,724,000
Interstate Distribution Center - Jacksonville	5.64%	09/04/12	4,123,000
Weighted Average/Total Amount	6.86%		$49,899,000

The Company's unsecured term loan interest expense increased $534,000 for the three months ended March 31, 2013, compared to the same period last year. The increase in unsecured term loan interest expense is primarily due to the $80 million term loan obtained by the Company in August 2012.

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $249,000 for the three months ended March 31, 2013, as compared to the same period of 2012 due to increased activity in the Company’s development program in 2013.

Depreciation and Amortization expense from continuing operations decreased $119,000 for the three months ended March 31, 2013, as compared to the same period in 2012.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three months ended March 31, 2013 and 2012 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2013	2012
		(In thousands)
Upgrade on Acquisitions	40 yrs	$83	104
Tenant Improvements:
New Tenants	Lease Life	2,260	1,543
New Tenants (first generation) (1)	Lease Life	68	29
Renewal Tenants	Lease Life	815	970
Other:
Building Improvements	5-40 yrs	585	670
Roofs	5-15 yrs	937	589
Parking Lots	3-5 yrs	148	44
Other	5 yrs	64	121
Total Capital Expenditures		$4,960	4,070

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three months ended March 31, 2013 and 2012 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2013	2012
		(In thousands)
Development	Lease Life	$606	777
New Tenants	Lease Life	665	904
New Tenants (first generation) (1)	Lease Life	2	63
Renewal Tenants	Lease Life	1,078	851
Total Capitalized Leasing Costs		$2,351	2,595
Amortization of Leasing Costs (2)		$1,780	1,798

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2013, EastGroup did not sell any properties. During 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa.

See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2013 and 2012.

	Three Months Ended March 31,
DISCONTINUED OPERATIONS	2013	2012
	(In thousands)
Income from real estate operations	$—	416
Expenses from real estate operations	—	(110)
Property net operating income from discontinued operations	—	306
Depreciation and amortization	—	(212)
Income from real estate operations	—	94
Gain on sales of nondepreciable real estate investments, net of tax	—	167
Income from discontinued operations	$—	261

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide detail about those amounts. ASU 2013-02 was effective for interim and annual reporting periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 and provided the necessary disclosures beginning with the period ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17,241,000 for the three months ended March 31, 2013.  The primary other sources of cash were from bank borrowings and proceeds from common stock offerings.  The Company distributed $15,975,000 in common stock dividends during the three months ended March 31, 2013.  Other primary uses of cash were for bank debt repayments, the construction and development of properties, mortgage note repayments and capital improvements at various properties.

Total debt at March 31, 2013 and December 31, 2012 is detailed below.  The Company’s bank credit facilities and unsecured term loan have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(In thousands)
Mortgage notes payable – fixed rate	$601,655	607,766
Unsecured term loans payable – fixed rate	130,000	130,000
Notes payable to banks – variable rate	91,595	76,160
Total debt	$823,250	813,926

EastGroup repaid and replaced its former $200 million credit facility in January 2013 with a new $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2013, the weighted average interest rate was 1.385% on a balance of $85,000,000.

In addition, EastGroup repaid and replaced its former $25 million credit facility with a new $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the new $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of March 31, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2013, the interest rate was 1.379% on a balance of $6,595,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace the short-term bank borrowings.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the remainder of 2013.  The Company also believes it can obtain financing from insurance companies and financial institutions, and issue common and/or preferred equity. In prior years, EastGroup primarily obtained secured debt. In January 2013, Fitch affirmed the Company's credit rating of BBB, and Moody's assigned the Company a credit rating of Baa2. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

During the three months ended March 31, 2013, the Company issued and sold 245,010 shares of common stock under its continuous equity program at an average price of $57.14 per share with gross proceeds to the Company of $14,000,000. The Company incurred offering-related costs of $202,000 during the three months, resulting in net proceeds to the Company of $13,798,000. The Company currently has 988,860 shares of common stock remaining to sell under the program.

During the first quarter of 2013, the Company entered into an agreement in principle with an insurance company under which the Company expects to issue $100 million of senior unsecured notes at a fixed interest rate of 3.8%. The notes will require semi-annual interest payments with principal payments of: $30 million on August 30, 2020, $50 million on August 30, 2023, and $20 million on August 30, 2025. The transaction is expected to close on August 30, 2013, and the issuance of the notes is subject to due diligence and final documentation.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its lines of credit, proceeds from new mortgage debt and unsecured term loans and/or proceeds from the issuance of equity and debt instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short and long-term.

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2012, did not materially change during the three months ended March 31, 2013, except for the increase in Notes Payable to Banks and the decreases in Mortgage Notes Payable discussed above.

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

EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  The current state of the economy, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may therefore increase bad debt expense.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate bank lines as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 12 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of March 31, 2013.

	April – December 2013	2014	2015	2016	2017		Thereafter	Total	Fair Value
Fixed rate mortgage debt (in thousands)	$51,803	98,920	102,287	92,717	58,145		197,783	601,655	648,135	(1)
Weighted average interest rate	4.99%	5.66%	5.36%	5.79%	5.50%		5.20%	5.40%
Fixed rate unsecured term loans (in thousands)	$—	—	—	—	—		130,000	130,000	131,747	(1)
Weighted average interest rate	—	—	—	—	—		3.18%	3.18%
Variable rate debt (in thousands)	$—	—	—	—	91,595	(2)	—	91,595	91,698	(3)
Weighted average interest rate	—	—	—	—	1.38%	(4)	—	1.38%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two lines of credit with balances of $85,000,000 on the $225 million line of credit and $6,595,000 on the $25 million working capital line of credit as of March 31, 2013.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of March 31, 2013.

As the table above incorporates only those exposures that existed as of March 31, 2013, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 14 basis points, interest expense and cash flows would increase or decrease by approximately $126,000 annually.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “will,” “anticipates,” “expects,” “believes,” “intends,” “plans,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements.  Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; the availability of financing; the failure to maintain credit ratings with rating agencies; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; natural disasters, terrorism, riots and acts of war, and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated or acquisitions may not close as scheduled, and those additional factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report on Form 10-K.  Although the Company believes the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved.  The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements.  See also the information contained in the Company’s reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2012.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/13 thru 01/31/13	2,797	(1)	$53.81	—	—
02/01/13 thru 02/28/13	—		—	—	—
03/01/13 thru 03/31/13	6,615	(1)	57.10	—	—
Total	9,412		$56.12	—

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
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  April 22, 2013

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary