Form 10-Q
period 2013-06-30
EASTGROUP PROPERTIES INC
filed 2013-07-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of July 19, 2013 was 30,444,453.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2013

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate properties	$1,736,467	1,619,777
Development	145,531	148,255
	1,881,998	1,768,032
Less accumulated depreciation	(522,520)	(496,247)
	1,359,478	1,271,785
Unconsolidated investment	2,760	2,743
Cash	10	1,258
Other assets	90,327	78,316
TOTAL ASSETS	$1,452,575	1,354,102

LIABILITIES AND EQUITY

LIABILITIES
Mortgage notes payable	$595,460	607,766
Unsecured term loans payable	130,000	130,000
Notes payable to banks	176,933	76,160
Accounts payable and accrued expenses	35,350	28,914
Other liabilities	20,067	20,086
Total Liabilities	957,810	862,926

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 30,306,245 shares issued and outstanding at June 30, 2013 and 29,928,490 at December 31, 2012	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	750,762	731,950
Distributions in excess of earnings	(262,723)	(245,249)
Accumulated other comprehensive income (loss)	1,948	(392)
Total Stockholders’ Equity	489,990	486,312
Noncontrolling interest in joint ventures	4,775	4,864
Total Equity	494,765	491,176
TOTAL LIABILITIES AND EQUITY	$1,452,575	1,354,102

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Income from real estate operations	$49,040	46,184	97,268	92,566
Other income	139	14	186	28
	49,179	46,198	97,454	92,594
EXPENSES
Expenses from real estate operations	13,684	13,334	27,246	26,332
Depreciation and amortization	16,328	15,442	31,943	31,175
General and administrative	2,777	2,536	6,141	5,652
Acquisition costs	138	—	167	19
	32,927	31,312	65,497	63,178
OPERATING INCOME	16,252	14,886	31,957	29,416
OTHER INCOME (EXPENSE)
Interest expense	(8,717)	(8,977)	(17,338)	(18,418)
Other	255	172	479	343
INCOME FROM CONTINUING OPERATIONS	7,790	6,081	15,098	11,341
DISCONTINUED OPERATIONS
Income from real estate operations	—	134	—	228
Gain on sales of nondepreciable real estate investments, net of tax	—	—	—	167
Gain on sales of real estate investments	—	1,869	—	1,869
INCOME FROM DISCONTINUED OPERATIONS	—	2,003	—	2,264
NET INCOME	7,790	8,084	15,098	13,605
Net income attributable to noncontrolling interest in joint ventures	(147)	(111)	(301)	(230)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	7,643	7,973	14,797	13,375

Other comprehensive income - cash flow hedge	2,118	—	2,340	—
TOTAL COMPREHENSIVE INCOME	$9,761	7,973	17,137	13,375

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.25	0.21	0.49	0.40
Income from discontinued operations	—	0.07	—	0.08
Net income attributable to common stockholders	$0.25	0.28	0.49	0.48
Weighted average shares outstanding	29,991	28,246	29,900	27,946
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.25	0.21	0.49	0.40
Income from discontinued operations	—	0.07	—	0.08
Net income attributable to common stockholders	$0.25	0.28	0.49	0.48
Weighted average shares outstanding	30,096	28,341	29,990	28,024
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$7,643	5,970	14,797	11,111
Income from discontinued operations	—	2,003	—	2,264
Net income attributable to common stockholders	$7,643	7,973	14,797	13,375
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2012	$3	731,950	(245,249)	(392)	4,864	491,176
Net income	—	—	14,797	—	301	15,098
Net unrealized change in fair value of interest rate swap	—	—	—	2,340	—	2,340
Common dividends declared – $1.06 per share	—	—	(32,271)	—	—	(32,271)
Stock-based compensation, net of forfeitures	—	3,258	—	—	—	3,258
Issuance of 282,763 shares of common stock, common stock offering, net of expenses	—	15,857	—	—	—	15,857
Issuance of 4,500 shares of common stock, options exercised	—	120	—	—	—	120
Issuance of 1,843 shares of common stock, dividend reinvestment plan	—	105	—	—	—	105
Withheld 9,412 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(528)	—	—	—	(528)
Distributions to noncontrolling interest	—	—	—	—	(390)	(390)
BALANCE, JUNE 30, 2013	$3	750,762	(262,723)	1,948	4,775	494,765

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$15,098	13,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	31,943	31,175
Depreciation and amortization from discontinued operations	—	382
Stock-based compensation expense	2,327	2,033
Gain on sales of land and real estate investments	—	(2,036)
Changes in operating assets and liabilities:
Accrued income and other assets	2,745	1,573
Accounts payable, accrued expenses and prepaid rent	743	(5,020)
Other	(62)	(151)
NET CASH PROVIDED BY OPERATING ACTIVITIES	52,794	41,561
INVESTING ACTIVITIES
Real estate development	(40,165)	(24,695)
Purchases of real estate	(69,952)	(3,475)
Real estate improvements	(9,501)	(9,398)
Proceeds from sales of real estate investments	—	7,399
Repayments on mortgage loans receivable	52	3
Changes in receivable for development infrastructure cost reimbursements	(1,351)	—
Changes in accrued development costs	2,970	(2,699)
Changes in other assets and other liabilities	(4,426)	(4,770)
NET CASH USED IN INVESTING ACTIVITIES	(122,373)	(37,635)
FINANCING ACTIVITIES
Proceeds from bank borrowings	194,775	143,560
Repayments on bank borrowings	(94,002)	(177,131)
Proceeds from mortgage notes payable	—	54,000
Principal payments on mortgage notes payable	(12,296)	(58,201)
Debt issuance costs	(1,459)	(821)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(31,874)	(29,717)
Proceeds from common stock offerings	13,877	64,202
Proceeds from exercise of stock options	120	108
Proceeds from dividend reinvestment plan	105	118
Other	(915)	(100)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	68,331	(3,982)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,248)	(56)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,258	174
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10	118
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,560 and $2,129 for 2013 and 2012, respectively	$16,657	17,938

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At June 30, 2013 and December 31, 2012, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2013 and December 31, 2012, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $13,494,000 and $26,551,000 for the three and six months ended June 30, 2013, respectively, and $12,899,000 and $25,977,000 for the same periods in 2012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Real estate properties:
Land	$262,063	244,199
Buildings and building improvements	1,183,020	1,102,597
Tenant and other improvements	291,384	272,981
Development	145,531	148,255
	1,881,998	1,768,032
Less accumulated depreciation	(522,520)	(496,247)
	$1,359,478	1,271,785

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $999,000 and $1,777,000 for the three and six months ended June 30, 2013, respectively, and $977,000 and $2,046,000 for the same periods in 2012.  Amortization of above and below market leases increased rental income by $21,000 and decreased rental income by $25,000 for the three and six months ended June 30, 2013, respectively, and decreased rental income by $114,000 and $234,000 for the same periods in 2012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first six months of 2013, EastGroup acquired Northfield Distribution Center (eight buildings totaling 788,000 square feet) in Dallas, Texas. The Company purchased these properties for a total cost of $69,952,000, of which $63,184,000 was allocated to real estate properties.  The Company allocated $12,471,000 of the total purchase price to land using third party land valuations for the Dallas market.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $8,156,000 to in-place lease intangibles, $158,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $1,546,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

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

EastGroup expensed acquisition-related costs of $138,000 and $167,000 during the three and six months ended June 30, 2013, respectively. The Company did not expense any acquisition related costs during the three months ended June 30, 2012 and expensed $19,000 during the six months ended June 30, 2012.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at June 30, 2013 and December 31, 2012.

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

The Company did not sell any real estate properties during the first six months of 2013. During the first quarter of 2012, EastGroup’s taxable REIT subsidiary sold two properties in Tampa, which collectively contain 10,500 square feet, for $578,000 and recognized an after-tax gain of $167,000. During the second quarter of 2012, the Company sold one operating property (174,000 square feet) in Phoenix for $7,019,000 and recognized a gain of $1,869,000. Additionally, later in 2012, the Company sold one operating property (259,000 square feet) in Tulsa for $10,300,000 and recognized a gain of $4,474,000.

The following table presents the components of revenue and expense for the properties sold or held for sale during 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
DISCONTINUED OPERATIONS	2013	2012	2013	2012
	(In thousands)
Income from real estate operations	$—	417	—	833
Expenses from real estate operations	—	(113)	—	(223)
Property net operating income from discontinued operations	—	304	—	610
Depreciation and amortization	—	(170)	—	(382)
Income from real estate operations	—	134	—	228
Gain on sales of nondepreciable real estate investments, net of tax	—	—	—	167
Gain on sales of real estate investments	—	1,869	—	1,869
Income from discontinued operations	$—	2,003	—	2,264

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$43,441	41,290
Accumulated amortization of leasing costs	(17,765)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	25,676	23,747

Straight-line rents receivable	22,514	22,153
Allowance for doubtful accounts on straight-line rents receivable	(373)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	22,141	21,744

Accounts receivable	2,694	3,477
Allowance for doubtful accounts on accounts receivable	(346)	(373)
Accounts receivable, net of allowance for doubtful accounts	2,348	3,104

Acquired in-place lease intangibles	17,511	11,848
Accumulated amortization of acquired in-place lease intangibles	(3,799)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	13,712	7,332

Acquired above market lease intangibles	1,982	2,443
Accumulated amortization of acquired above market lease intangibles	(605)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,377	1,467

Mortgage loans receivable	9,304	9,357
Discount on mortgage loans receivable	(27)	(34)
Mortgage loans receivable, net of discount	9,277	9,323

Loan costs	8,490	8,476
Accumulated amortization of loan costs	(4,160)	(4,960)
Loan costs, net of accumulated amortization	4,330	3,516

Interest rate swap asset	1,744	—
Receivable for development infrastructure cost reimbursements	1,351	—
Goodwill	990	990
Prepaid expenses and other assets	7,381	7,093
Total Other Assets	$90,327	78,316

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Property taxes payable	$12,901	12,107
Development costs payable	10,140	7,170
Interest payable	2,660	2,615
Dividends payable on unvested restricted stock	1,588	1,191
Other payables and accrued expenses	8,061	5,831
Total Accounts Payable and Accrued Expenses	$35,350	28,914

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Security deposits	$10,530	9,668
Prepaid rent and other deferred income	6,434	7,930

Acquired below-market lease intangibles	3,006	1,541
Accumulated amortization of below-market lease intangibles	(532)	(391)
Acquired below-market lease intangibles, net of accumulated amortization	2,474	1,150

Interest rate swap liability	—	645
Other liabilities	629	693
Total Other Liabilities	$20,067	20,086

(11)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated Other Comprehensive Income (Loss) are presented in the Company's Consolidated Statement of Changes in Equity and are summarized below. See Note 12 for information regarding the Company's interest rate swap.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(170)	—	(392)	—
Change in fair value of interest rate swap	2,118	—	2,340	—
Balance at end of period	$1,948	—	1,948	—

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company currently has one $80,000,000 interest rate swap outstanding that is used to hedge the variable cash flows associated with an $80,000,000 unsecured loan. Both the swap and the unsecured loan were executed during the third quarter of 2012. The interest rate swap converts the loan's LIBOR rate to a fixed interest rate, and the Company has concluded that the hedging relationship is highly effective. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for the periods reported, is recognized directly in earnings (included in Other on the Consolidated Statements of Income and Comprehensive Income).

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $567,000 will be reclassified from Other Comprehensive Income as an increase to Interest Expense over the next twelve months.

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

As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$80,000,000

The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. See Note 17 for additional information on the fair value of the Company's interest rate swap.

	Derivatives As of June 30, 2013		Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Assets	$1,744,000	Other Liabilities	$645,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other Comprehensive Income on derivative	$1,966	—	2,039	—
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(152)	—	(301)	—

See Note 11 for additional information on the Company's Accumulated Other Comprehensive Income (Loss) resulting from its interest rate swap.

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

As of June 30, 2013, the fair value of derivatives in an asset position related to these agreements was $1,744,000. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at the swap termination value. As of June 30, 2013, the swap termination value was an asset in the amount of $1,800,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$7,643	7,973	14,797	13,375
Denominator – weighted average shares outstanding	29,991	28,246	29,900	27,946
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$7,643	7,973	14,797	13,375
Denominator:
Weighted average shares outstanding	29,991	28,246	29,900	27,946
Common stock options	1	3	2	4
Unvested restricted stock	104	92	88	74
Total Shares	30,096	28,341	29,990	28,024

(14)	STOCK-BASED COMPENSATION

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

In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee; the 2013 Equity Plan was approved by the Company's stockholders and became effective May 29, 2013. The 2013 Equity Plan replaced the 2004 Plan and the 2005 Directors Equity Incentive Plan. The 2013 Equity Plan permits the grant of awards to employees and directors with respect to 2,000,000 shares of common stock. Total shares available for grant were 1,993,088 at June 30, 2013. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost was $1,008,000 and $2,839,000 for the three and six months ended June 30, 2013, respectively, of which $141,000 and $692,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2012, stock-based compensation cost was $848,000 and $2,340,000, respectively, of which $224,000 and $457,000 were capitalized as part of the Company's development costs.

Equity Awards
In the second quarter of 2013, the Company’s Board of Directors approved an equity incentive plan for its executive officers based upon the attainment of certain annual performance goals. These goals are for the year ending December 31, 2013, so any shares issued upon attainment of these goals will be issued after that date.  The number of shares to be issued could range from zero to 42,780. These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2013, EastGroup's Board of Directors approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2013 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ending December 31, 2013. Any shares issued pursuant to this plan will be issued after December 31, 2013. The number of shares issued could range from zero to 45,288. These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first six months of 2013, the Company withheld 17,927 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first six months of 2013 was $1,700,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2013		June 30, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	273,039	$46.55	212,206	$42.84
Granted	—	—	91,149	57.10
Forfeited	—	—	—	—
Vested	—	—	(30,316)	52.32
Unvested at end of period	273,039	$46.55	273,039	$46.55

Directors Equity Plan
The Company previously had a directors equity plan that was approved by stockholders and adopted in 2005 (the "2005 Plan"), which authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan was further amended by the Board of Directors in May 2006, May 2008, May 2011 and May 2012. The 2005 Plan was replaced by the 2013 Equity Plan effective May 29, 2013, and the Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual retainer share award to each non-employee Director who has been elected or reelected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $70,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual retainer share award shall be pro rated. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company's Common Stock on such date. These restricted shares will vest over a four-year period upon the performance of future service as a Director, subject to certain exceptions. Stock-based compensation expense for directors was $90,000 and $180,000 for the three and six months ended June 30, 2013, respectively, and $75,000 and $150,000 for the same periods in 2012.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10	10	1,258	1,258
Mortgage loans receivable, net of discount	9,277	9,483	9,323	9,748
Interest rate swap asset	1,744	1,744	—	—
Financial Liabilities:
Mortgage notes payable	595,460	623,429	607,766	661,408
Unsecured term loans payable	130,000	125,675	130,000	130,776
Notes payable to banks	176,933	177,119	76,160	76,160
Interest rate swap liability	—	—	645	645
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
Interest rate swap asset (included in Other Assets on the Consolidated Balances Sheets): The instrument is recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company's interest rate swap.
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

As of July 22, 2013, EastGroup issued and sold 138,208 shares of common stock under its continuous common equity program during the third quarter of 2013 at an average price of $57.07 per share with net proceeds to the Company of $7.8 million. The proceeds were used to reduce variable rate bank borrowings. As of July 22, 2013, the Company has 812,899 shares of common stock remaining to sell under the program.

Subsequent to June 30, 2013, EastGroup closed the acquisition of Interchange Park II, a 49,000 square foot business distribution building in Charlotte, for a purchase price of $2.4 million.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Also subsequent to June 30, the Company closed the sale of 2.2 acres of land in Orlando for $1.4 million. The sale generated a small gain.

In addition, subsequent to June 30, the Company began construction of Horizon I, a 109,000 square foot business distribution building in Orlando with a projected total cost of $7.7 million, and Ten West Crossing 4, a 68,000 square foot business distribution building in Houston with an estimated total cost of $4.8 million.

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

The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the next twelve months.  The Company also believes it can issue common and/or preferred equity and obtain financing from insurance companies and financial institutions. The continuous equity program provided net proceeds to the Company of $15.9 million in the first six months of 2013, as described in Liquidity and Capital Resources. Also, during the first quarter, the Company entered into an agreement in principle with an insurance company under which the Company expects to issue $100 million of senior unsecured notes at a fixed interest rate of 3.8%. This transaction is further discussed in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the six months ended June 30, 2013, leases expired on 3,333,000 square feet (10.4% of EastGroup’s total square footage of 32,016,000), and the Company was successful in renewing or re-leasing 81% of the expiring square feet.  In addition, EastGroup leased 1,022,000 square feet of other vacant space during this period.  During the first six months of 2013, average rental rates on new and renewal leases increased by 1.4%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 1.8% for the quarter ended June 30, 2013, as compared to the same quarter in 2012. For the six months ended June 30, 2013, PNOI from same properties increased 0.6% as compared to the same period last year.

EastGroup’s total leased percentage was 95.5% at June 30, 2013, compared to 94.1% at June 30, 2012.  Leases scheduled to expire for the remainder of 2013 were 5.7% of the portfolio on a square foot basis at June 30, 2013, and this figure was reduced to 4.3% as of July 19, 2013.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first six months of 2013, the Company acquired one operating property portfolio (788,000 square feet) in Dallas for $69,952,000 and 43.3 acres of development land in Charlotte for $5,816,000. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the first six months of 2013, the Company began construction of seven development projects containing 519,000 square feet in Houston, San Antonio, Orlando, Charlotte and Phoenix.  EastGroup also transferred eight properties (577,000 square feet) in Houston, San Antonio and Orlando from its development program to real estate properties with costs of $40.4 million at the date of transfer.  As of June 30, 2013, EastGroup’s development program consisted of 13 projects (998,000 square feet) located in Houston, San Antonio, Orlando, Charlotte and Phoenix.  The projected total cost for the development projects, which were collectively 51% leased as of July 19, 2013, is $72.4 million, of which $26.7 million remained to be invested as of June 30, 2013.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Income from real estate operations	$49,040	46,184	97,268	92,566
Expenses from real estate operations	(13,684)	(13,334)	(27,246)	(26,332)
PROPERTY NET OPERATING INCOME	$35,356	32,850	70,022	66,234

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
NET INCOME	$7,790	8,084	15,098	13,605
Equity in earnings of unconsolidated investment	(91)	(88)	(182)	(177)
Interest income	(135)	(84)	(268)	(166)
Other income	(139)	(14)	(186)	(28)
Income from discontinued operations	—	(2,003)	—	(2,264)
Depreciation and amortization from continuing operations	16,328	15,442	31,943	31,175
Interest expense	8,717	8,977	17,338	18,418
General and administrative expense	2,777	2,536	6,141	5,652
Interest rate swap ineffectiveness	(29)	—	(29)	—
Acquisition costs	138	—	167	19
PROPERTY NET OPERATING INCOME	$35,356	32,850	70,022	66,234

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$7,643	7,973	14,797	13,375
Depreciation and amortization from continuing operations	16,328	15,442	31,943	31,175
Depreciation and amortization from discontinued operations	—	170	—	382
Depreciation from unconsolidated investment	34	34	67	67
Depreciation and amortization from noncontrolling interest	(66)	(65)	(128)	(126)
Gain on sales of real estate investments	—	(1,869)	—	(1,869)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,939	21,685	46,679	43,004
Net income attributable to common stockholders per diluted share	$0.25	0.28	0.49	0.48
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.80	0.77	1.56	1.53
Diluted shares for earnings per share and funds from operations	30,096	28,341	29,990	28,024

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the second quarter of 2013 was $.80 per share compared with $.77 per share for the same period of 2012, an increase of 3.9% per share. For the six months ended June 30, 2013, FFO was $1.56 per share compared with $1.53 per share for the same period of 2012, an increase of 2.0% per share.

•
For the three months ended June 30, 2013, PNOI increased by $2,506,000, or 7.6%, compared to the same period in 2012. PNOI increased $1,299,000 from 2012 and 2013 acquisitions, $643,000 from newly developed properties and $597,000 from same property operations.

For the six months ended June 30, 2013, PNOI increased by $3,788,000, or 5.7%, compared to the same period in 2012. PNOI increased $2,217,000 from 2012 and 2013 acquisitions, $1,257,000 from newly developed properties and $388,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 1.8% for the three months ended June 30, 2013, and increased 0.6% for the six months compared to the same periods in 2012.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended June 30, 2013, was 93.7% compared to 93.1% for the same period of 2012. Same property average occupancy for the six months ended June 30, 2013, was 93.4% compared to 93.5% for the same period of 2012.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.18 per square foot for the three months ended June 30, 2013, compared to $5.10 per square foot for the same period of 2012. The same property average rental rate was $5.18 for the six months ended June 30, 2013, compared to $5.06 for the same period of 2012.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2013, was 94.2%.  Quarter-end occupancy ranged from 93.1% to 94.6% over the period from June 30, 2012 to June 30, 2013.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.9% of total square footage) averaged 4.4% for the second quarter of 2013. For the six months ended June 30, 2013, rental rate increases on new and renewal leases (11.6% of total square footage) averaged 1.4%.

•
EastGroup recorded no lease termination fee income during the three months ended June 30, 2013; the Company recorded termination fee income of $427,000 for the six months ended June 30, 2013. EastGroup recognized termination fee income of $87,000 and $257,000 during the three and six months ended June 30, 2012, respectively.  Bad debt expense for the three and six months ended June 30, 2013 was $49,000 and $96,000, respectively, compared to $161,000 and $384,000, respectively, for the same periods last year.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,452,575,000 at June 30, 2013, an increase of $98,473,000 from December 31, 2012.  Liabilities increased $94,884,000 to $957,810,000, and equity increased $3,589,000 to $494,765,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $116,690,000 during the six months ended June 30, 2013, primarily due to the purchase of the operating properties detailed below, capital improvements at the Company’s properties and the transfer of eight properties from Development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2013	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Northfield Distribution Center	Dallas, TX	788,000	05/22/2013	$63,184

(1)
Total cost of the property acquired was $69,952,000, of which $63,184,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchase of real estate were allocated as follows:  $8,156,000 to in-place lease intangibles, $158,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $1,546,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the six months ended June 30, 2013, the Company made capital improvements of $10,896,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $2,473,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at June 30, 2013 consisted of properties in lease-up and under construction of $45,663,000 and prospective development (primarily land) of $99,868,000.  The Company’s total investment in development at June 30, 2013 was $145,531,000 compared to $148,255,000 at December 31, 2012.  Total capital invested for development during the first six months of 2013 was $40,165,000, which primarily consisted of costs of $34,982,000 and $2,710,000 as detailed in the development activity table below and costs of $2,473,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $776,000 and $1,845,000 for the three and six months ended June 30, 2013, respectively, and $676,000 and $1,388,000 for the same periods of 2012. The increase in capitalized internal development costs in 2013 as compared to 2012 resulted from increased activity in the Company's development program in 2013.

During the first six months of 2013, EastGroup purchased 43.3 acres of development land in Charlotte for $5,816,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred eight development properties to Real Estate Properties during the first six months of 2013 with a total investment of $40,416,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2013 (1)	For the Six Months Ended 6/30/2013	Cumulative as of 6/30/2013	Estimated Total Costs	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Beltway Crossing XI, Houston, TX	87,000	$—	828	4,428	5,100	02/13
World Houston 34, Houston, TX	57,000	—	857	3,532	4,000	04/13
World Houston 35, Houston, TX	45,000	—	494	2,607	3,000	04/13
Total Lease-Up	189,000	—	2,179	10,567	12,100
UNDER CONSTRUCTION						Anticipated Building Completion Date
Thousand Oaks 3, San Antonio, TX	66,000	1,232	2,462	3,694	4,600	07/13
Ten West Crossing 2, Houston, TX	46,000	908	2,202	3,110	5,100	08/13
Ten West Crossing 3, Houston, TX	68,000	693	2,548	3,241	4,800	08/13
World Houston 37, Houston, TX	101,000	—	2,558	4,232	6,800	08/13
Southridge X, Orlando, FL	71,000	1,979	2,383	4,362	5,000	09/13
World Houston 36, Houston, TX	60,000	—	2,562	3,999	5,900	10/13
World Houston 38, Houston, TX	129,000	—	3,555	5,772	9,000	10/13
Chandler Freeways, Phoenix, AZ	126,000	1,811	2,714	4,525	8,900	10/13
Steele Creek I, Charlotte, NC	71,000	895	187	1,082	5,300	01/14
Steele Creek II, Charlotte, NC	71,000	894	185	1,079	4,900	01/14
Total Under Construction	809,000	8,412	21,356	35,096	60,300
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	404,000	(1,811)	274	4,160	30,800
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	84,000	—	124	835	7,700
Fort Myers, FL	663,000	—	212	17,858	48,100
Orlando, FL	1,355,000	(1,979)	2,393	27,014	88,000
Tampa, FL	519,000	—	326	6,471	30,800
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	418,000	(1,789)	6,137	5,683	25,400
Dallas, TX	120,000	—	6	1,241	7,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	2,227,000	(1,601)	1,830	28,662	147,100
San Antonio, TX	412,000	(1,232)	145	4,377	27,200
Total Prospective Development	6,551,000	(8,412)	11,447	99,868	431,100
	7,549,000	$—	34,982	145,531	503,500
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2013	Building Size (Square feet)					Building Completion Date
Southridge IX, Orlando, FL	76,000	$—	18	6,318		03/12
Southridge XI, Orlando, FL	88,000	—	37	5,502		09/12
World Houston 33, Houston, TX	160,000	—	(169)	8,915		02/13
World Houston 31B, Houston, TX	35,000	—	75	3,026		04/12
Ten West Crossing 1, Houston, TX	30,000	—	1,402	3,144		04/13
Thousand Oaks 1, San Antonio, TX	36,000	—	454	3,993		05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	513	5,322		05/12
Beltway Crossing X, Houston, TX	79,000	—	380	4,196		06/12
Total Transferred to Real Estate Properties	577,000	$—	2,710	40,416	(2)
(1)  Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $26,273,000 during the first six months of 2013 due primarily to depreciation expense.

Other Assets
Other Assets increased $12,011,000 during the first six months of 2013.  A summary of Other Assets follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$43,441	41,290
Accumulated amortization of leasing costs	(17,765)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	25,676	23,747

Straight-line rents receivable	22,514	22,153
Allowance for doubtful accounts on straight-line rents receivable	(373)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	22,141	21,744

Accounts receivable	2,694	3,477
Allowance for doubtful accounts on accounts receivable	(346)	(373)
Accounts receivable, net of allowance for doubtful accounts	2,348	3,104

Acquired in-place lease intangibles	17,511	11,848
Accumulated amortization of acquired in-place lease intangibles	(3,799)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	13,712	7,332

Acquired above market lease intangibles	1,982	2,443
Accumulated amortization of acquired above market lease intangibles	(605)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,377	1,467

Mortgage loans receivable	9,304	9,357
Discount on mortgage loans receivable	(27)	(34)
Mortgage loans receivable, net of discount	9,277	9,323

Loan costs	8,490	8,476
Accumulated amortization of loan costs	(4,160)	(4,960)
Loan costs, net of accumulated amortization	4,330	3,516

Interest rate swap asset	1,744	—
Receivable for development infrastructure cost reimbursements	1,351	—
Goodwill	990	990
Prepaid expenses and other assets	7,381	7,093
Total Other Assets	$90,327	78,316

Liabilities

Mortgage Notes Payable decreased $12,306,000 during the six months ended June 30, 2013.  The decrease resulted from regularly scheduled principal payments of $12,296,000 and mortgage loan premium amortization of $10,000.

Notes Payable to Banks increased $100,773,000 during the six months ended June 30, 2013, as a result of advances of $194,775,000 exceeding repayments of $94,002,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $6,436,000 during the first six months of 2013.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Property taxes payable	$12,901	12,107
Development costs payable	10,140	7,170
Interest payable	2,660	2,615
Dividends payable on unvested restricted stock	1,588	1,191
Other payables and accrued expenses	8,061	5,831
Total Accounts Payable and Accrued Expenses	$35,350	28,914

Other Liabilities decreased $19,000 during the six months ended June 30, 2013.  A summary of the Company’s Other Liabilities follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Security deposits	$10,530	9,668
Prepaid rent and other deferred income	6,434	7,930

Acquired below-market lease intangibles	3,006	1,541
Accumulated amortization of below-market lease intangibles	(532)	(391)
Acquired below-market lease intangibles, net of accumulated amortization	2,474	1,150

Interest rate swap liability	—	645
Other liabilities	629	693
Total Other Liabilities	$20,067	20,086

Equity

For the six months ended June 30, 2013, Distributions in Excess of Earnings increased $17,474,000 as a result of dividends on common stock of $32,271,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $14,797,000.

Additional Paid-In Capital increased $18,812,000 during the six months ended June 30, 2013.  The increase primarily resulted from the issuance of 282,763 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $15,857,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

Accumulated Other Comprehensive Income (Loss) increased $2,340,000 during the six months ended June 30, 2013. The increase resulted from the change in fair value of the Company's interest rate swap which is further discussed in Note 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2013, was $7,643,000 ($0.25 per basic and diluted share) and $14,797,000 ($0.49 per basic and diluted share), respectively, compared to $7,973,000 ($0.28 per basic and diluted share) and $13,375,000 ($0.48 per basic and diluted share) for the same periods in 2012. EastGroup recognized gains on sales of real estate investments and nondepreciable real estate investments, net of tax, of $1,869,000 and $2,036,000 during the three and six months ended June 30, 2012, respectively. There were no gains on sales during the six month period ended June 30, 2013.

PNOI for the three months ended June 30, 2013, increased by $2,506,000, or 7.6%, compared to the same period in 2012. PNOI increased $1,299,000 from 2012 and 2013 acquisitions, $643,000 from newly developed properties and $597,000 from same property operations. EastGroup recorded no lease termination fee income during the three months ended June 30, 2013; bad debt expense was $49,000 for the three months ended June 30, 2013. Bad debt expense exceeded lease termination fee income by $74,000 for the same period of 2012.

PNOI for the six months ended June 30, 2013, increased by $3,788,000, or 5.7%, compared to the same period in 2012. PNOI increased $2,217,000 from 2012 and 2013 acquisitions, $1,257,000 from newly developed properties and $388,000 from same property operations.  Lease termination fee income exceeded bad debt expense by $331,000 for the six months ended June 30, 2013.  Bad debt expense exceeded termination fee income by $127,000 for the six months ended June 30, 2012.

Straight-lining of rent increased income by $289,000 and $456,000 for the three and six months ended June 30, 2013, respectively, compared to $569,000 and $1,061,000 for the same periods in 2012.

EastGroup signed 47 leases with free rent concessions on 1,127,000 square feet during the three months ended June 30, 2013, with total free rent concessions of $1,544,000 over the lives of the leases. During the same period last year, the Company signed 38 leases with free rent concessions on 617,000 square feet with total free rent concessions of $675,000 over the lives of the leases.

During the six months ended June 30, 2013, EastGroup signed 89 leases with free rent concessions on 1,977,000 square feet with total free rent concessions of $2,283,000 over the lives of the leases. During the same period of 2012, the Company signed 75 leases with free rent concessions on 1,233,000 square feet with total free rent concessions of $1,296,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 27.9% and 28.0% for the three and six months ended June 30, 2013, respectively, compared to 28.9% and 28.4% for the same periods in 2012.  The Company’s percentage of leased square footage was 95.5% at June 30, 2013, compared to 94.1% at June 30, 2012.  Occupancy at June 30, 2013 was 94.2% compared to 93.1% at June 30, 2012.

Interest Expense decreased $260,000 and $1,080,000 in the three and six months ended June 30, 2013, compared to the same periods in 2012. The following table presents the components of Interest Expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$124,773	117,390	7,383	101,724	112,367	(10,643)
Weighted average variable interest rates (excluding loan cost amortization)	1.83%	1.47%		1.94%	1.49%

VARIABLE RATE INTEREST EXPENSE
Bank loan interest (excluding loan cost amortization)	$567	428	139	977	834	143
Amortization of bank loan costs	102	85	17	204	171	33
Total variable rate interest expense	669	513	156	1,181	1,005	176

FIXED RATE INTEREST EXPENSE
Mortgage loan interest (excluding loan cost amortization)	8,077	8,850	(773)	16,236	18,148	(1,912)
Unsecured term loan interest (excluding loan cost amortization)	1,019	486	533	2,039	972	1,067
Amortization of mortgage loan costs	180	205	(25)	360	402	(42)
Amortization of unsecured term loan costs	41	10	31	82	20	62
Total fixed rate interest expense	9,317	9,551	(234)	18,717	19,542	(825)

Total interest	9,986	10,064	(78)	19,898	20,547	(649)

Less capitalized interest	(1,269)	(1,087)	(182)	(2,560)	(2,129)	(431)
TOTAL INTEREST EXPENSE	$8,717	8,977	(260)	17,338	18,418	(1,080)

EastGroup’s variable rate interest expense increased by $156,000 and $176,000 for the three and six months ended June 30, 2013, respectively, as compared to the same periods last year due to increases in the Company's weighted average variable interest rates. For the six months, the effect on interest expense of the increase in weighted average variable interest rates was partially offset by a decrease in the Company's average bank borrowings.

The Company's fixed rate interest expense decreased by $234,000 and $825,000 for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012. The decrease in fixed rate interest expense was primarily due to decreases in mortgage interest expense of $773,000 and $1,912,000 in the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012. Mortgage interest expense decreased primarily because mortgages repaid in 2012 had higher interest rates than mortgage loans obtained in 2012.

During the first six months of 2013, the Company did not obtain any new mortgages or repay any mortgages in full. A listing of new mortgages and mortgages repaid in 2012 follows:

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

The Company's unsecured term loan interest expense increased $533,000 and $1,067,000 for the three and six months ended June 30, 2013, respectively, compared to the same periods last year. The increase in unsecured term loan interest expense is primarily due to the $80 million term loan obtained by the Company in August 2012.

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $182,000 and $431,000 for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012 due to increased activity in the Company’s development program in 2013.

Depreciation and Amortization expense from continuing operations increased $886,000 and $768,000 for the three and six months ended June 30, 2013, as compared to the same period in 2012.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three and six months ended June 30, 2013 and 2012 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2013	2012	2013	2012
		(In thousands)
Upgrade on Acquisitions	40 yrs	$166	524	249	628
Tenant Improvements:
New Tenants	Lease Life	2,236	2,290	4,496	3,833
New Tenants (first generation) (1)	Lease Life	14	194	82	223
Renewal Tenants	Lease Life	483	460	1,298	1,430
Other:
Building Improvements	5-40 yrs	1,016	1,139	1,601	1,809
Roofs	5-15 yrs	1,456	342	2,393	931
Parking Lots	3-5 yrs	413	556	561	600
Other	5 yrs	152	45	216	166
Total Capital Expenditures		$5,936	5,550	10,896	9,620

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2013 and 2012 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2013	2012	2013	2012
		(In thousands)
Development	Lease Life	$913	445	1,519	1,222
New Tenants	Lease Life	1,085	751	1,750	1,655
New Tenants (first generation) (1)	Lease Life	2	36	4	99
Renewal Tenants	Lease Life	1,193	1,149	2,271	2,000
Total Capitalized Leasing Costs		$3,193	2,381	5,544	4,976
Amortization of Leasing Costs (2)		$1,835	1,736	3,615	3,534

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During the first six months of 2013, EastGroup did not sell any properties. During 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa.

See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
DISCONTINUED OPERATIONS	2013	2012	2013	2012
	(In thousands)
Income from real estate operations	$—	417	—	833
Expenses from real estate operations	—	(113)	—	(223)
Property net operating income from discontinued operations	—	304	—	610
Depreciation and amortization	—	(170)	—	(382)
Income from real estate operations	—	134	—	228
Gain on sales of nondepreciable real estate investments, net of tax	—	—	—	167
Gain on sales of real estate investments	—	1,869	—	1,869
Income from discontinued operations	$—	2,003	—	2,264

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $52,794,000 for the six months ended June 30, 2013.  The primary other sources of cash were from bank borrowings and proceeds from common stock offerings.  The Company distributed $31,874,000 in common stock dividends during the six months ended June 30, 2013.  Other primary uses of cash were for bank debt repayments, the acquisition of properties, the construction and development of properties, mortgage note repayments and capital improvements at various properties.

Total debt at June 30, 2013 and December 31, 2012 is detailed below.  The Company’s bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(In thousands)
Mortgage notes payable – fixed rate	$595,460	607,766
Unsecured term loans payable – fixed rate	130,000	130,000
Notes payable to banks – variable rate	176,933	76,160
Total debt	$902,393	813,926

EastGroup repaid and replaced its former $200 million credit facility in January 2013 with a new $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2013, the weighted average interest rate was 1.369% on a balance of $167,000,000.

Also in January 2013, EastGroup repaid and replaced its former $25 million credit facility with a new $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the new $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of June 30, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2013, the interest rate was 1.370% on a balance of $9,933,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace the short-term bank borrowings.  The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the next twelve months.  The Company also believes it can obtain financing from insurance companies and financial institutions, and issue common and/or preferred equity. In prior years, EastGroup primarily obtained secured debt. In January 2013, Fitch affirmed the Company's credit rating of BBB, and Moody's assigned the Company a credit rating of Baa2. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

During the six months ended June 30, 2013, the Company issued and sold 282,763 shares of common stock under its continuous equity program at an average price of $56.98 per share with gross proceeds to the Company of $16,113,000. The Company incurred offering-related costs of $256,000 during the six months, resulting in net proceeds to the Company of $15,857,000.

As of July 22, 2013, EastGroup issued and sold an additional 138,208 shares of common stock under its continuous common equity program during the third quarter of 2013 at an average price of $57.07 per share with net proceeds to the Company of $7.8 million. The proceeds were used to reduce variable rate bank borrowings. As of July 22, 2013, the Company has 812,899 shares of common stock remaining to sell under the program.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2012, did not materially change during the six months ended June 30, 2013, except for the increase in Notes Payable to Banks and the decrease in Mortgage Notes Payable discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate bank lines as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 12 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of June 30, 2013.

	July – December 2013	2014	2015	2016	2017		Thereafter	Total	Fair Value
Fixed rate mortgage debt (in thousands)	$45,608	98,920	102,287	92,717	58,145		197,783	595,460	623,429	(1)
Weighted average interest rate	4.93%	5.66%	5.36%	5.79%	5.50%		5.20%	5.40%

Fixed rate unsecured term loans (in thousands)	$—	—	—	—	—		130,000	130,000	125,675	(1)
Weighted average interest rate	—	—	—	—	—		3.18%	3.18%

Variable rate debt (in thousands)	$—	—	—	—	176,933	(2)	—	176,933	177,119	(3)
Weighted average interest rate	—	—	—	—	1.37%	(4)	—	1.37%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two lines of credit with balances of $167,000,000 on the $225 million line of credit and $9,933,000 on the $25 million working capital line of credit as of June 30, 2013.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of June 30, 2013.

As the table above incorporates only those exposures that existed as of June 30, 2013, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 14 basis points, interest expense and cash flows would increase or decrease by approximately $242,000 annually.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2012.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2012 Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:
	(3)	Articles of Incorporation and Bylaws:
(a) EastGroup Properties, Inc. Bylaws, effective May 29, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 31, 2013).
	(10)	Material Contracts (* Indicates management or compensatory arrangement):
(a) EastGroup Properties, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy material for the 2013 Annual Meeting of Stockholders).*
(b) EastGroup Properties, Inc. Director Compensation Program (filed herewith).*
	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  July 22, 2013

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary