Form 10-Q
period 2013-09-30
EASTGROUP PROPERTIES INC
filed 2013-10-21
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 18, 2013 was 30,624,490.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate properties	$1,761,981	1,619,777
Development	147,489	148,255
	1,909,470	1,768,032
Less accumulated depreciation	(536,332)	(496,247)
	1,373,138	1,271,785
Unconsolidated investment	2,762	2,743
Cash	207	1,258
Other assets	89,540	78,316
TOTAL ASSETS	$1,465,647	1,354,102

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$555,831	607,766
Unsecured debt	230,000	130,000
Unsecured bank credit facilities	111,667	76,160
Accounts payable and accrued expenses	42,333	28,914
Other liabilities	22,132	20,086
Total Liabilities	961,963	862,926

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 30,624,490 shares issued and outstanding at September 30, 2013 and 29,928,490 at December 31, 2012	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	769,512	731,950
Distributions in excess of earnings	(270,919)	(245,249)
Accumulated other comprehensive income (loss)	351	(392)
Total Stockholders’ Equity	498,947	486,312
Noncontrolling interest in joint ventures	4,737	4,864
Total Equity	503,684	491,176
TOTAL LIABILITIES AND EQUITY	$1,465,647	1,354,102

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Income from real estate operations	$51,216	46,686	148,484	139,252
Other income	34	15	220	43
	51,250	46,701	148,704	139,295
EXPENSES
Expenses from real estate operations	14,587	13,580	41,833	39,912
Depreciation and amortization	16,948	15,335	48,891	46,510
General and administrative	2,589	2,453	8,730	8,105
Acquisition costs	16	45	183	64
	34,140	31,413	99,637	94,591
OPERATING INCOME	17,110	15,288	49,067	44,704
OTHER INCOME (EXPENSE)
Interest expense	(8,845)	(8,426)	(26,183)	(26,844)
Other	249	(98)	728	245
INCOME FROM CONTINUING OPERATIONS	8,514	6,764	23,612	18,105
DISCONTINUED OPERATIONS
Income from real estate operations	—	133	—	361
Gain on sales of nondepreciable real estate investments, net of tax	—	—	—	167
Gain on sales of real estate investments	—	—	—	1,869
INCOME FROM DISCONTINUED OPERATIONS	—	133	—	2,397
NET INCOME	8,514	6,897	23,612	20,502
Net income attributable to noncontrolling interest in joint ventures	(151)	(126)	(452)	(356)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	8,363	6,771	23,160	20,146

Other comprehensive income (loss) - cash flow hedge	(1,597)	(605)	743	(605)
TOTAL COMPREHENSIVE INCOME	$6,766	6,166	23,903	19,541

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.28	0.23	0.77	0.63
Income from discontinued operations	0.00	0.00	0.00	0.08
Net income attributable to common stockholders	$0.28	0.23	0.77	0.71
Weighted average shares outstanding	30,281	28,912	30,029	28,271
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.28	0.23	0.77	0.63
Income from discontinued operations	0.00	0.00	0.00	0.08
Net income attributable to common stockholders	$0.28	0.23	0.77	0.71
Weighted average shares outstanding	30,400	29,030	30,124	28,361
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$8,363	6,638	23,160	17,749
Income from discontinued operations	—	133	—	2,397
Net income attributable to common stockholders	$8,363	6,771	23,160	20,146
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2012	$3	731,950	(245,249)	(392)	4,864	491,176
Net income	—	—	23,160	—	452	23,612
Net unrealized change in fair value of interest rate swap	—	—	—	743	—	743
Common dividends declared – $1.60 per share	—	—	(48,830)	—	—	(48,830)
Stock-based compensation, net of forfeitures	—	4,324	—	—	—	4,324
Issuance of 579,198 shares of common stock, common stock offering, net of expenses	—	33,490	—	—	—	33,490
Issuance of 4,500 shares of common stock, options exercised	—	120	—	—	—	120
Issuance of 2,703 shares of common stock, dividend reinvestment plan	—	156	—	—	—	156
Withheld 9,412 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(528)	—	—	—	(528)
Distributions to noncontrolling interest	—	—	—	—	(579)	(579)
BALANCE, SEPTEMBER 30, 2013	$3	769,512	(270,919)	351	4,737	503,684

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$23,612	20,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	48,891	46,510
Depreciation and amortization from discontinued operations	—	483
Stock-based compensation expense	3,204	2,781
Gain on sales of land and real estate investments	(24)	(2,036)
Changes in operating assets and liabilities:
Accrued income and other assets	2,202	2,832
Accounts payable, accrued expenses and prepaid rent	10,765	1,977
Other	(71)	134
NET CASH PROVIDED BY OPERATING ACTIVITIES	88,579	73,183
INVESTING ACTIVITIES
Real estate development	(61,561)	(34,834)
Purchases of real estate	(72,397)	(10,950)
Real estate improvements	(16,053)	(13,670)
Proceeds from sales of real estate investments	1,313	7,399
Repayments on mortgage loans receivable	78	3
Changes in accrued development costs	2,062	72
Changes in other assets and other liabilities	(9,411)	(6,429)
NET CASH USED IN INVESTING ACTIVITIES	(155,969)	(58,409)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	307,725	186,072
Repayments on unsecured bank credit facilities	(272,218)	(294,137)
Proceeds from secured debt	—	54,000
Repayments on secured debt	(51,920)	(68,282)
Proceeds from unsecured debt	100,000	80,000
Debt issuance costs	(1,650)	(1,474)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(48,252)	(45,035)
Proceeds from common stock offerings	33,490	74,903
Proceeds from exercise of stock options	120	108
Proceeds from dividend reinvestment plan	156	168
Other	(1,112)	(244)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	66,339	(13,921)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,051)	853
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,258	174
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207	1,027
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,841 and $3,362 for 2013 and 2012, respectively	$24,852	26,162

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup, its wholly-owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At September 30, 2013 and December 31, 2012, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2013 and December 31, 2012, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $13,826,000 and $40,377,000 for the three and nine months ended September 30, 2013, respectively, and $12,814,000 and $38,791,000 for the same periods in 2012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Real estate properties:
Land	$264,687	244,199
Buildings and building improvements	1,199,942	1,102,597
Tenant and other improvements	297,352	272,981
Development	147,489	148,255
	1,909,470	1,768,032
Less accumulated depreciation	(536,332)	(496,247)
	$1,373,138	1,271,785

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $1,284,000 and $3,061,000 for the three and nine months ended September 30, 2013, respectively, and $881,000 and $2,927,000 for the same periods in 2012.  Amortization of above and below market leases increased rental income by $93,000 and $68,000 for the three and nine months ended September 30, 2013, respectively, and decreased rental income by $91,000 and $325,000 for the same periods in 2012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first nine months of 2013, EastGroup acquired Northfield Distribution Center in Dallas, Texas, and Interchange Park II in Charlotte, North Carolina. The Company purchased these properties for a total cost of $72,397,000, of which $65,387,000 was allocated to real estate properties.  The Company allocated $13,218,000 of the total purchase price to land using third party land valuations for the Dallas market.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $8,399,000 to in-place lease intangibles, $158,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $1,547,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the year ended December 31, 2012, the Company acquired Madison Distribution Center in Tampa, Florida; Wiegman Distribution Center II in Hayward, California; and Valwood Distribution Center in Dallas, Texas. The Company purchased these properties for a total cost of $51,750,000, of which $48,934,000 was allocated to real estate properties.  The Company allocated $7,435,000 of the total purchase price to land using third party land valuations for the Tampa, Hayward and Dallas markets.  Intangibles associated with the purchase of real estate were allocated as follows:  $3,305,000 to in-place lease intangibles, $244,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $733,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).

EastGroup expensed acquisition-related costs of $16,000 and $183,000 during the three and nine months ended September 30, 2013, respectively. The Company expensed $45,000 and $64,000 during the three and nine months ended September 30, 2012.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at September 30, 2013 and December 31, 2012.

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

The Company did not sell any operating properties during the first nine months of 2013. During the first quarter of 2012, EastGroup’s taxable REIT subsidiary sold two properties in Tampa, which collectively contain 10,500 square feet, for $578,000 and recognized an after-tax gain of $167,000. During the second quarter of 2012, the Company sold one operating property (174,000 square feet) in Phoenix for $7,019,000 and recognized a gain of $1,869,000. Additionally, later in 2012, the Company sold one operating property (259,000 square feet) in Tulsa for $10,300,000 and recognized a gain of $4,474,000.

The following table presents the components of revenue and expense for the properties sold or held for sale during 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2013	2012	2013	2012
	(In thousands)
Income from real estate operations	$—	296	—	1,129
Expenses from real estate operations	—	(62)	—	(285)
Property net operating income from discontinued operations	—	234	—	844
Depreciation and amortization	—	(101)	—	(483)
Income from real estate operations	—	133	—	361
Gain on sales of nondepreciable real estate investments, net of tax	—	—	—	167
Gain on sales of real estate investments	—	—	—	1,869
Income from discontinued operations	$—	133	—	2,397

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$46,407	41,290
Accumulated amortization of leasing costs	(18,242)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	28,165	23,747

Straight-line rents receivable	23,263	22,153
Allowance for doubtful accounts on straight-line rents receivable	(388)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	22,875	21,744

Accounts receivable	3,365	3,477
Allowance for doubtful accounts on accounts receivable	(320)	(373)
Accounts receivable, net of allowance for doubtful accounts	3,045	3,104

Acquired in-place lease intangibles	17,300	11,848
Accumulated amortization of acquired in-place lease intangibles	(4,628)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	12,672	7,332

Acquired above market lease intangibles	1,893	2,443
Accumulated amortization of acquired above market lease intangibles	(613)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,280	1,467

Mortgage loans receivable	9,278	9,357
Discount on mortgage loans receivable	(25)	(34)
Mortgage loans receivable, net of discount	9,253	9,323

Loan costs	8,120	8,476
Accumulated amortization of loan costs	(3,919)	(4,960)
Loan costs, net of accumulated amortization	4,201	3,516

Interest rate swap assets	1,274	—
Receivable for development infrastructure cost reimbursements	1,199	—
Goodwill	990	990
Prepaid expenses and other assets	4,586	7,093
Total Other Assets	$89,540	78,316

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Property taxes payable	$20,335	12,107
Development costs payable	9,232	7,170
Interest payable	2,998	2,615
Dividends payable on unvested restricted stock	1,769	1,191
Other payables and accrued expenses	7,999	5,831
Total Accounts Payable and Accrued Expenses	$42,333	28,914

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Security deposits	$10,934	9,668
Prepaid rent and other deferred income	7,557	7,930

Acquired below-market lease intangibles	2,999	1,541
Accumulated amortization of below-market lease intangibles	(714)	(391)
Acquired below-market lease intangibles, net of accumulated amortization	2,285	1,150

Interest rate swap liabilities	1,116	645
Other liabilities	240	693
Total Other Liabilities	$22,132	20,086

(11)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated Other Comprehensive Income (Loss) are presented in the Company's Consolidated Statement of Changes in Equity and are summarized below. See Note 12 for information regarding the Company's interest rate swaps.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$1,948	—	(392)	—
Change in fair value of interest rate swaps	(1,597)	(605)	743	(605)
Balance at end of period	$351	(605)	351	(605)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Specifically, the Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative instruments, described below, are used to manage differences in the amount, timing and duration of the Company's known or expected cash payments principally related to certain of the Company's borrowings.

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

The Company currently has three interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed one $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which is expected to close in December 2013; the swaps convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationships are highly effective.

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

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $1,830,000 will be reclassified from Other Comprehensive Income as an increase to Interest Expense over the next twelve months.

As of January 1, 2013, the Company changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology were applied prospectively as a change in accounting estimate and are immaterial to the Company's financial statements.

As of September 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2013	Notional Amount as of December 31, 2012
Interest Rate Swap	$80,000,000	$80,000,000
Interest Rate Swap	$60,000,000	—
Interest Rate Swap	$15,000,000	—

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. See Note 17 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of September 30, 2013		Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$1,274,000	Other Assets	$—
Interest rate swap liabilities	Other Liabilities	1,116,000	Other Liabilities	645,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income on derivative	$(1,755)	(655)	284	(655)
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(156)	(50)	(457)	(50)
MARK TO MARKET DERIVATIVES
Interest Rate Swaps:
Amount of loss recognized in earnings upon swap designation	—	(242)	—	(242)

See Note 11 for additional information on the Company's Accumulated Other Comprehensive Income (Loss) resulting from its interest rate swaps.

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

As of September 30, 2013, the fair value of derivatives in an asset position related to these agreements was $1,274,000, and the fair value of derivatives in a liability position related to these agreements was $1,116,000. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligation under the agreements at the swap termination value. As of September 30, 2013, the swap termination value of derivatives in an asset position was an asset in the amount of $1,321,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $1,016,000.

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

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock and stock options had the options been exercised.  The dilutive effect of stock options and their equivalents

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(such as unvested restricted stock) is determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period.

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$8,363	6,771	23,160	20,146
Denominator – weighted average shares outstanding	30,281	28,912	30,029	28,271
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$8,363	6,771	23,160	20,146
Denominator:
Weighted average shares outstanding	30,281	28,912	30,029	28,271
Common stock options	—	2	1	3
Unvested restricted stock	119	116	94	87
Total Shares	30,400	29,030	30,124	28,361

(14)	STOCK-BASED COMPENSATION

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

In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee; the 2013 Equity Plan was approved by the Company's stockholders and became effective May 29, 2013. The 2013 Equity Plan replaced the 2004 Plan and the 2005 Directors Equity Incentive Plan. The 2013 Equity Plan permits the grant of awards to employees and directors with respect to 2,000,000 shares of common stock. Total shares available for grant were 1,972,138 at September 30, 2013. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost was $1,066,000 and $3,905,000 for the three and nine months ended September 30, 2013, respectively, of which $294,000 and $986,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2012, stock-based compensation cost was $870,000 and $3,210,000, respectively, of which $212,000 and $669,000 were capitalized as part of the Company's development costs.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

During the third quarter of 2013, 20,950 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares, which have a grant date fair value of $55.34 per share, will vest 20% per year on January 1 in years 2014, 2015, 2016, 2017 and 2018.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices.  Of the shares that vested in the first nine months of 2013, the Company withheld 17,927 shares to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first nine months of 2013 was $1,700,000.

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2013		September 30, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	273,039	$46.55	212,206	$42.84
Granted	20,950	55.34	112,099	56.77
Forfeited	—	—	—	—
Vested	—	—	(30,316)	52.32
Unvested at end of period	293,989	$47.17	293,989	$47.17

Directors Equity Plan
The Company previously had a directors equity plan that was approved by stockholders and adopted in 2005 (the "2005 Plan"), which authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan was further amended by the Board of Directors in May 2006, May 2008, May 2011 and May 2012. The 2005 Plan was replaced by the 2013 Equity Plan effective May 29, 2013, and the Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual retainer share award to each non-employee Director who has been elected or reelected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $70,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual retainer share award shall be pro rated. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company's Common Stock on such date. These restricted shares will vest over a four-year period upon the performance of future service as a Director, subject to certain exceptions. Stock-based compensation expense for directors was $105,000 and $285,000 for the three and nine months ended September 30, 2013, respectively, and $90,000 and $240,000 for the same periods in 2012.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$207	207	1,258	1,258
Mortgage loans receivable, net of discount	9,253	9,461	9,323	9,748
Interest rate swap assets	1,274	1,274	—	—
Financial Liabilities:
Secured debt	555,831	581,125	607,766	661,408
Unsecured debt	230,000	222,378	130,000	130,776
Unsecured bank credit facilities	111,667	111,776	76,160	76,160
Interest rate swap liabilities	1,116	1,116	645	645
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
Interest rate swap assets (included in Other Assets on the Consolidated Balances Sheets): The instrument is recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company's interest rate swap.
Secured debt: The fair value of the Company’s secured fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input).
Unsecured debt:  The fair value of the Company’s unsecured fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input).
Unsecured bank credit facilities: The fair value of the Company’s unsecured bank credit facilities is estimated by discounting expected cash flows at current market rates (Level 2 input).
Interest rate swap liabilities (included in Other Liabilities on the Consolidated Balances Sheets): The instrument is recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company's interest rate swaps.

(18)	SUBSEQUENT EVENTS

In September 2013, EastGroup negotiated terms for a $75 million unsecured term loan which is expected to close in December 2013. The loan will have a seven year term and interest only payments; it will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's current senior unsecured long-term debt rating. The Company entered into two interest rate swap agreements to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.765% on $60 million and 3.7% on $15 million.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, subsequent to September 30, 2013, the Company began construction of Rampart IV, a 84,000 square foot business distribution building in Denver with a projected total cost of $8.3 million.

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

The Company believes its current operating cash flow and lines of credit provide the capacity to fund the operations of the Company for the next twelve months.  The Company also believes it can issue common and/or preferred equity and obtain financing from insurance companies and financial institutions. The continuous equity program provided net proceeds to the Company of $33.5 million in the first nine months of 2013, as described in Liquidity and Capital Resources. Also, the Company closed the previously announced private placement issuance of $100 million of senior unsecured notes at a fixed interest rate of 3.8%. This transaction is further discussed in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the nine months ended September 30, 2013, leases expired on 4,836,000 square feet (15.0% of EastGroup’s total square footage of 30,298,000), and the Company was successful in renewing or re-leasing 83% of the expiring square feet.  In addition, EastGroup leased 1,584,000 square feet of other vacant space during this period.  During the first nine months of 2013, average rental rates on new and renewal leases increased by 1.6%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.2% for the quarter ended September 30, 2013, as compared to the same quarter in 2012. For the nine months ended September 30, 2013, PNOI from same properties increased 1.1% as compared to the same period last year.

EastGroup’s total leased percentage was 96.3% at September 30, 2013, compared to 95.0% at September 30, 2012.  Leases scheduled to expire for the remainder of 2013 were 2.0% of the portfolio on a square foot basis at September 30, 2013, and this figure was reduced to 1.4% as of October 18, 2013.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During the first nine months of 2013, the Company closed two operating property acquisitions (nine buildings totaling 837,000 square feet) in Dallas and Charlotte for $72,397,000 and 50.9 acres of development land in Charlotte and San Antonio for $6,567,000. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During the first nine months of 2013, the Company began construction of 12 development projects containing 1,093,000 square feet in Houston, San Antonio, Orlando, Charlotte and Phoenix.  EastGroup also transferred 12 properties (810,000 square feet) in Houston, San Antonio and Orlando from its development program to real estate properties with costs of $57.3 million at the date of transfer.  As of September 30, 2013, EastGroup’s development program consisted of 14 projects (1,339,000 square feet) located in Houston, San Antonio, Orlando, Charlotte and Phoenix.  The projected total cost for the development projects, which were collectively 55% leased as of October 18, 2013, is $91.4 million, of which $40.2 million remained to be invested as of September 30, 2013.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Income from real estate operations	$51,216	46,686	148,484	139,252
Expenses from real estate operations	(14,587)	(13,580)	(41,833)	(39,912)
PROPERTY NET OPERATING INCOME	$36,629	33,106	106,651	99,340

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
NET INCOME	$8,514	6,897	23,612	20,502
Interest income	(133)	(82)	(401)	(248)
Equity in earnings of unconsolidated investment	(92)	(89)	(274)	(266)
Other income	(34)	(15)	(220)	(43)
Interest rate swap ineffectiveness	—	269	(29)	269
Gain on sales of non-operating real estate	(24)	—	(24)	—
Income from discontinued operations	—	(133)	—	(2,397)
Depreciation and amortization from continuing operations	16,948	15,335	48,891	46,510
Interest expense	8,845	8,426	26,183	26,844
General and administrative expense	2,589	2,453	8,730	8,105
Acquisition costs	16	45	183	64
PROPERTY NET OPERATING INCOME	$36,629	33,106	106,651	99,340

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$8,363	6,771	23,160	20,146
Depreciation and amortization from continuing operations	16,948	15,335	48,891	46,510
Depreciation and amortization from discontinued operations	—	101	—	483
Depreciation from unconsolidated investment	33	33	100	100
Depreciation and amortization from noncontrolling interest	(58)	(65)	(186)	(191)
Gain on sales of real estate investments	—	—	—	(1,869)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25,286	22,175	71,965	65,179
Net income attributable to common stockholders per diluted share	$0.28	0.23	0.77	0.71
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.83	0.76	2.39	2.30
Diluted shares for earnings per share and funds from operations	30,400	29,030	30,124	28,361

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2013 was $.83 per share compared with $.76 per share for the same period of 2012, an increase of 9.2% per share. For the nine months ended September 30, 2013, FFO was $2.39 per share compared with $2.30 per share for the same period of 2012, an increase of 3.9% per share.

•
For the three months ended September 30, 2013, PNOI increased by $3,523,000, or 10.6%, compared to the same period in 2012. PNOI increased $1,858,000 from 2012 and 2013 acquisitions, $969,000 from newly developed properties and $740,000 from same property operations.

For the nine months ended September 30, 2013, PNOI increased by $7,311,000, or 7.4%, compared to the same period in 2012. PNOI increased $4,115,000 from 2012 and 2013 acquisitions, $2,234,000 from newly developed properties and $1,080,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 2.2% for the three months ended September 30, 2013, and increased 1.1% for the nine months compared to the same periods in 2012.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended September 30, 2013, was 94.9% compared to 93.9% for the same period of 2012. Same property average occupancy for the nine months ended September 30, 2013, was 93.9% compared to 93.6% for the same period of 2012.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.19 per square foot for the three months ended September 30, 2013, compared to $5.09 per square foot for the same period of 2012. The same property average rental rate was $5.19 for the nine months ended September 30, 2013, compared to $5.04 for the same period of 2012.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2013, was 95.7%.  Quarter-end occupancy ranged from 93.6% to 94.6% over the period from September 30, 2012 to June 30, 2013.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.7% of total square footage) averaged 2.1% for the third quarter of 2013. For the nine months ended September 30, 2013, rental rate increases on new and renewal leases (17.2% of total square footage) averaged 1.6%.

•
Lease termination fee income for the three and nine months ended September 30, 2013 was $3,000 and $430,000, respectively, compared to $57,000 and $314,000,respectively, for the same periods of 2012. Bad debt expense for the three and nine months ended September 30, 2013 was $58,000 and $154,000, respectively, compared to $155,000 and $539,000, respectively, for the same periods last year.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,465,647,000 at September 30, 2013, an increase of $111,545,000 from December 31, 2012.  Liabilities increased $99,037,000 to $961,963,000, and equity increased $12,508,000 to $503,684,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $142,204,000 during the nine months ended September 30, 2013, primarily due to the purchase of the operating properties detailed below, capital improvements at the Company’s properties and the transfer of twelve properties from Development, as detailed under Development below.

REAL ESTATE PROPERTIES ACQUIRED IN 2013	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Northfield Distribution Center	Dallas, TX	788,000	05/22/2013	$63,184
Interchange Park II	Charlotte, NC	49,000	07/01/2013	2,203
		837,000		$65,387

(1)
Total cost of the properties acquired was $72,397,000, of which $65,387,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchase of real estate were allocated as follows:  $8,399,000 to in-place lease intangibles, $158,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $1,547,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the nine months ended September 30, 2013, the Company made capital improvements of $16,075,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $3,708,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at September 30, 2013 consisted of properties in lease-up and under construction of $51,208,000 and prospective development (primarily land) of $96,281,000.  The Company’s total investment in development at September 30, 2013 was $147,489,000 compared to $148,255,000 at December 31, 2012.  Total capital invested for development during the first nine months of 2013 was $61,561,000, which primarily consisted of costs of $45,144,000 and $11,420,000 as detailed in the development activity table below and costs of $3,708,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,028,000 and $2,873,000 for the three and nine months ended September 30, 2013, respectively, and $655,000 and $2,043,000 for the same periods of 2012. The increase in capitalized internal development costs in 2013 as compared to 2012 resulted from increased activity in the Company's development program in 2013.

During the first nine months of 2013, EastGroup purchased 50.9 acres of development land in Charlotte and San Antonio for $6,567,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred 12 development properties to Real Estate Properties during the first nine months of 2013 with a total investment of $57,330,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2013 (1)	For the Nine Months Ended 9/30/2013	Cumulative as of 9/30/2013	Estimated Total Costs	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Beltway Crossing XI, Houston, TX	87,000	$—	1,115	4,715	5,100	02/13
Thousand Oaks 3, San Antonio, TX	66,000	1,232	2,938	4,170	4,600	07/13
Ten West Crossing 2, Houston, TX	46,000	908	3,104	4,012	5,100	09/13
Ten West Crossing 3, Houston, TX	68,000	693	3,049	3,742	4,800	09/13
World Houston 37, Houston, TX	101,000	—	3,183	4,857	6,800	09/13
Total Lease-Up	368,000	2,833	13,389	21,496	26,400
UNDER CONSTRUCTION						Anticipated Building Completion Date
Chandler Freeways, Phoenix, AZ	126,000	1,811	5,325	7,136	8,900	11/13
World Houston 38, Houston, TX	129,000	—	5,581	7,798	9,000	11/13
Steele Creek I, Charlotte, NC	71,000	895	1,227	2,122	5,300	01/14
Steele Creek II, Charlotte, NC	71,000	894	1,204	2,098	4,900	01/14
Horizon I, Orlando, FL	109,000	2,178	1,784	3,962	7,700	02/14
Ten West Crossing 4, Houston, TX	68,000	927	1,302	2,229	4,800	02/14
World Houston 39, Houston, TX	94,000	922	299	1,221	5,700	03/14
Ten West Crossing 5, Houston, TX	101,000	1,113	258	1,371	7,000	08/14
World Houston 40, Houston, TX	202,000	1,354	421	1,775	11,700	09/14
Total Under Construction	971,000	10,094	17,401	29,712	65,000
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	404,000	(1,811)	419	4,305	30,800
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	84,000	—	266	977	8,300
Fort Myers, FL	663,000	—	212	17,858	48,100
Orlando, FL	1,267,000	(4,157)	1,666	24,109	80,300
Tampa, FL	519,000	—	591	6,736	30,800
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	418,000	(1,789)	7,043	6,589	25,400
Dallas, TX	120,000	—	13	1,248	7,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,762,000	(5,917)	3,160	25,676	116,100
San Antonio, TX	478,000	(1,232)	984	5,216	32,200
Total Prospective Development	6,064,000	(14,906)	14,354	96,281	398,000
	7,403,000	$(1,979)	45,144	147,489	489,400
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2013	Building Size (Square feet)					Building Completion Date
Southridge IX, Orlando, FL	76,000	$—	18	6,318		03/12
Southridge XI, Orlando, FL	88,000	—	37	5,502		09/12
World Houston 33, Houston, TX	160,000	—	(169)	8,915		02/13
World Houston 31B, Houston, TX	35,000	—	75	3,026		04/12
Ten West Crossing 1, Houston, TX	30,000	—	1,402	3,144		04/13
Thousand Oaks 1, San Antonio, TX	36,000	—	454	3,993		05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	513	5,322		05/12
Beltway Crossing X, Houston, TX	79,000	—	380	4,196		06/12
World Houston 34, Houston, TX	57,000	—	1,058	3,733		04/13
World Houston 35, Houston, TX	45,000	—	578	2,691		04/13
World Houston 36, Houston, TX	60,000	—	3,872	5,309		09/13
Southridge X, Orlando, FL	71,000	1,979	3,202	5,181		09/13
Total Transferred to Real Estate Properties	810,000	$1,979	11,420	57,330	(2)
(1)  Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.
(2)  Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $40,085,000 during the first nine months of 2013 due primarily to depreciation expense.

Other Assets
Other Assets increased $11,224,000 during the first nine months of 2013.  A summary of Other Assets follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$46,407	41,290
Accumulated amortization of leasing costs	(18,242)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	28,165	23,747

Straight-line rents receivable	23,263	22,153
Allowance for doubtful accounts on straight-line rents receivable	(388)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	22,875	21,744

Accounts receivable	3,365	3,477
Allowance for doubtful accounts on accounts receivable	(320)	(373)
Accounts receivable, net of allowance for doubtful accounts	3,045	3,104

Acquired in-place lease intangibles	17,300	11,848
Accumulated amortization of acquired in-place lease intangibles	(4,628)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	12,672	7,332

Acquired above market lease intangibles	1,893	2,443
Accumulated amortization of acquired above market lease intangibles	(613)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,280	1,467

Mortgage loans receivable	9,278	9,357
Discount on mortgage loans receivable	(25)	(34)
Mortgage loans receivable, net of discount	9,253	9,323

Loan costs	8,120	8,476
Accumulated amortization of loan costs	(3,919)	(4,960)
Loan costs, net of accumulated amortization	4,201	3,516

Interest rate swap assets	1,274	—
Receivable for development infrastructure cost reimbursements	1,199	—
Goodwill	990	990
Prepaid expenses and other assets	4,586	7,093
Total Other Assets	$89,540	78,316

Liabilities

Secured Debt decreased $51,935,000 during the nine months ended September 30, 2013.  The decrease resulted from regularly scheduled principal payments of $18,444,000, the repayment of a $33,476,000 mortgage loan, and mortgage loan premium amortization of $15,000.

Unsecured Debt increased $100,000,000 during the nine months ended September 30, 2013, as a result of the closing of $100 million of senior unsecured notes in August 2013.

Unsecured Bank Credit Facilities increased $35,507,000 during the nine months ended September 30, 2013, as a result of advances of $307,725,000 exceeding repayments of $272,218,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $13,419,000 during the first nine months of 2013.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Property taxes payable	$20,335	12,107
Development costs payable	9,232	7,170
Interest payable	2,998	2,615
Dividends payable on unvested restricted stock	1,769	1,191
Other payables and accrued expenses	7,999	5,831
Total Accounts Payable and Accrued Expenses	$42,333	28,914

Other Liabilities increased $2,046,000 during the nine months ended September 30, 2013.  A summary of the Company’s Other Liabilities follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Security deposits	$10,934	9,668
Prepaid rent and other deferred income	7,557	7,930

Acquired below-market lease intangibles	2,999	1,541
Accumulated amortization of below-market lease intangibles	(714)	(391)
Acquired below-market lease intangibles, net of accumulated amortization	2,285	1,150

Interest rate swap liabilities	1,116	645
Other liabilities	240	693
Total Other Liabilities	$22,132	20,086

Equity

For the nine months ended September 30, 2013, Distributions in Excess of Earnings increased $25,670,000 as a result of dividends on common stock of $48,830,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $23,160,000.

Additional Paid-In Capital increased $37,562,000 during the nine months ended September 30, 2013.  The increase primarily resulted from the issuance of 579,198 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $33,490,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

Accumulated Other Comprehensive Income (Loss) increased $743,000 during the nine months ended September 30, 2013. The increase resulted from the change in fair value of the Company's interest rate swaps which is further discussed in Note 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2013, was $8,363,000 ($0.28 per basic and diluted share) and $23,160,000 ($0.77 per basic and diluted share), respectively, compared to $6,771,000 ($0.23 per basic and diluted share) and $20,146,000 ($0.71 per basic and diluted share) for the same periods in 2012. EastGroup recognized gains on sales of real estate investments and nondepreciable real estate investments, net of tax, of $2,036,000 during the nine months ended September 30, 2012. There were no gains on sales during the nine month period ended September 30, 2013.

PNOI for the three months ended September 30, 2013, increased by $3,523,000, or 10.6%, compared to the same period in 2012. PNOI increased $1,858,000 from 2012 and 2013 acquisitions, $969,000 from newly developed properties and $740,000 from same property operations. Bad debt expense exceeded lease termination fee income by $55,000 for the for the three months ended September 30, 2013. Bad debt expense exceeded lease termination fee income by $98,000 for the same period of 2012.

PNOI for the nine months ended September 30, 2013, increased by $7,311,000, or 7.4%, compared to the same period in 2012. PNOI increased $4,115,000 from 2012 and 2013 acquisitions, $2,234,000 from newly developed properties and $1,080,000 from same property operations.  Lease termination fee income exceeded bad debt expense by $276,000 for the nine months ended September 30, 2013.  Bad debt expense exceeded termination fee income by $225,000 for the nine months ended September 30, 2012.

Straight-lining of rent increased income by $735,000 and $1,191,000 for the three and nine months ended September 30, 2013, respectively, compared to $313,000 and $1,374,000 for the same periods in 2012.

EastGroup signed 21 leases with free rent concessions on 789,000 square feet during the three months ended September 30, 2013, with total free rent concessions of $1,066,000 over the lives of the leases. During the same period last year, the Company signed 35 leases with free rent concessions on 556,000 square feet with total free rent concessions of $528,000 over the lives of the leases.

During the nine months ended September 30, 2013, EastGroup signed 110 leases with free rent concessions on 2,766,000 square feet with total free rent concessions of $3,349,000 over the lives of the leases. During the same period of 2012, the Company signed 110 leases with free rent concessions on 1,789,000 square feet with total free rent concessions of $1,824,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.5% and 28.2% for the three and nine months ended September 30, 2013, respectively, compared to 29.1% and 28.7% for the same periods in 2012.  The Company’s percentage of leased square footage was 96.3% at September 30, 2013, compared to 95.0% at September 30, 2012.  Occupancy at September 30, 2013 was 95.7% compared to 94.3% at September 30, 2012.

Interest Expense increased $419,000 for the three months and decreased $661,000 for the nine months ended September 30, 2013, compared to the same periods in 2012. The following table presents the components of Interest Expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(In thousands, except rates of interest)
Average bank borrowings	$144,945	85,643	59,302	116,290	103,394	12,896
Weighted average variable interest rates (excluding loan cost amortization)	1.76%	1.59%		1.86%	1.52%

VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$641	342	299	1,618	1,176	442
Amortization of unsecured bank credit facilities costs	103	86	17	307	257	50
Total variable rate interest expense	744	428	316	1,925	1,433	492

FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	7,749	8,343	(594)	23,985	26,491	(2,506)
Unsecured debt interest (1) (excluding loan cost amortization)	1,419	686	733	3,458	1,658	1,800
Amortization of secured debt costs	173	182	(9)	533	584	(51)
Amortization of unsecured debt costs	41	20	21	123	40	83
Total fixed rate interest expense	9,382	9,231	151	28,099	28,773	(674)

Total interest	10,126	9,659	467	30,024	30,206	(182)

Less capitalized interest	(1,281)	(1,233)	(48)	(3,841)	(3,362)	(479)
TOTAL INTEREST EXPENSE	$8,845	8,426	419	26,183	26,844	(661)

(1) Includes interest on the Company's unsecured debt with both fixed interest rates per the debt agreements and effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $316,000 and $492,000 for the three and nine months ended September 30, 2013, respectively, as compared to the same periods last year due to increases in the Company's average bank borrowings and weighted average variable interest rates.

The Company's fixed rate interest expense increased by $151,000 for the three months ended September 30, 2013. The increase was primarily due to an increase in unsecured debt interest expense resulting from the Company's $100 million unsecured senior notes obtained in August 2013 and $80 million unsecured term loan obtained in August 2012. The increase was partially offset by a decrease in secured debt interest due to the repayments described below and regularly scheduled principal amortization.

EastGroup's fixed rate interest expense decreased $674,000 for the nine months ended September 30, 2013, as compared to the same period of 2012. The decrease was primarily due to decreases in secured debt interest resulting from the repayments described below and regularly scheduled principal amortization. The decrease was primarily offset by increased unsecured debt interest related to the Company's $100 million unsecured senior notes obtained in August 2013 and $80 million unsecured term loan obtained in August 2012.

A listing of new and repaid secured debt in 2012 and the first nine months of 2013 follows:

NEW SECURED DEBT IN 2012	Interest Rate	Date	Maturity Date	Amount
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	$54,000,000

SECURED DEBT REPAID IN 2012 AND 2013	Interest Rate	Date Repaid	Payoff Amount
Oak Creek Distribution Center IV	5.68%	03/01/12	$3,463,000
University Business Center (125 & 175 Cremona)	7.98%	04/02/12	8,679,000
University Business Center (120 & 130 Cremona)	6.43%	05/01/12	1,910,000
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	06/04/12	31,724,000
Interstate Distribution Center - Jacksonville	5.64%	09/04/12	4,123,000
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	08/06/13	33,476,000
Weighted Average/Total Amount	6.01%		$83,375,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $48,000 and $479,000 for the three and nine months ended September 30, 2013, respectively, as compared to the same periods of 2012 due to increased activity in the Company’s development program in 2013.

Depreciation and Amortization expense from continuing operations increased $1,613,000 and $2,381,000 for the three and nine months ended September 30, 2013, as compared to the same period in 2012.

Capital Expenditures
Capital expenditures for the Company’s operating properties for the three and nine months ended September 30, 2013 and 2012 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2013	2012	2013	2012
		(In thousands)
Upgrade on Acquisitions	40 yrs	$185	503	434	1,131
Tenant Improvements:
New Tenants	Lease Life	1,884	1,803	6,380	5,636
New Tenants (first generation) (1)	Lease Life	(7)	125	75	348
Renewal Tenants	Lease Life	886	478	2,184	1,908
Other:
Building Improvements	5-40 yrs	1,426	1,072	3,027	2,881
Roofs	5-15 yrs	598	108	2,991	1,039
Parking Lots	3-5 yrs	184	66	745	666
Other	5 yrs	23	83	239	249
Total Capital Expenditures		$5,179	4,238	16,075	13,858

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2013	2012	2013	2012
		(In thousands)
Development	Lease Life	$1,513	250	3,032	1,472
New Tenants	Lease Life	1,841	701	3,591	2,356
New Tenants (first generation) (1)	Lease Life	92	115	96	214
Renewal Tenants	Lease Life	881	442	3,152	2,442
Total Capitalized Leasing Costs		$4,327	1,508	9,871	6,484
Amortization of Leasing Costs (2)		$1,838	1,741	5,453	5,275

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During the first nine months of 2013, EastGroup did not sell any operating properties. During 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa.

See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2013	2012	2013	2012
	(In thousands)
Income from real estate operations	$—	296	—	1,129
Expenses from real estate operations	—	(62)	—	(285)
Property net operating income from discontinued operations	—	234	—	844
Depreciation and amortization	—	(101)	—	(483)
Income from real estate operations	—	133	—	361
Gain on sales of nondepreciable real estate investments, net of tax	—	—	—	167
Gain on sales of real estate investments	—	—	—	1,869
Income from discontinued operations	$—	133	—	2,397

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $88,579,000 for the nine months ended September 30, 2013.  The primary other sources of cash were from borrowings on unsecured bank credit facilities, proceeds from unsecured debt and proceeds from common stock offerings.  The Company distributed $48,252,000 in common stock dividends during the nine months ended September 30, 2013.  Other primary uses of cash were for unsecured bank credit facilities repayments, the acquisition of properties, the construction and development of properties, secured debt repayments and capital improvements at various properties.

Total debt at September 30, 2013 and December 31, 2012 is detailed below.  The Company’s bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(In thousands)
Secured debt	$555,831	607,766
Unsecured debt	230,000	130,000
Unsecured bank credit facilities	111,667	76,160
Total debt	$897,498	813,926

EastGroup repaid and replaced its former $200 million credit facility in January 2013 with a new $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2013, the weighted average interest rate was 1.356% on a balance of $100,000,000.

Also in January 2013, EastGroup repaid and replaced its former $25 million credit facility with a new $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the new $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of September 30, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2013, the interest rate was 1.354% on a balance of $11,667,000.

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

During the nine months ended September 30, 2013, the Company issued and sold 579,198 shares of common stock under its continuous equity program at an average price of $58.70 per share with gross proceeds to the Company of $34,000,000. The Company incurred offering-related costs of $510,000 during the nine months, resulting in net proceeds to the Company of $33,490,000. As of October 21, 2013, the Company has 654,672 shares of common stock remaining to sell under the program.

In August, the Company closed the previously announced private placement issuance of $100 million of senior unsecured notes at a fixed interest rate of 3.8%. The notes require semi-annual interest payments with principal payments of $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In September, EastGroup negotiated terms for a $75 million unsecured term loan which is expected to close in December. The loan will have a seven year term and interest only payments; it will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company entered into two interest rate swap agreements to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.765% on $60 million and 3.7% on $15 million.

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

Contractual Obligations
EastGroup’s fixed, noncancelable obligations as of December 31, 2012, did not materially change during the nine months ended September 30, 2013, except for the increases in Unsecured Debt and Unsecured Bank Credit Facilities and the decrease in Secured Debt discussed above.

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

EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  The state of the economy, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may therefore increase bad debt expense.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate bank lines as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 12 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of September 30, 2013.

	October – December 2013	2014	2015	2016	2017		Thereafter	Total	Fair Value
Secured debt (in thousands)	$5,979	98,920	102,287	92,717	58,145		197,783	555,831	581,125	(1)
Weighted average interest rate	5.46%	5.66%	5.36%	5.79%	5.50%		5.20%	5.44%

Unsecured debt (in thousands)	$—	—	—	—	—		230,000	230,000	222,378	(1)
Weighted average interest rate	—	—	—	—	—		3.52%	3.52%

Unsecured bank credit facilities (in thousands)	$—	—	—	—	111,667	(2)	—	111,667	111,776	(3)
Weighted average interest rate	—	—	—	—	1.36%	(4)	—	1.36%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two lines of credit with balances of $100,000,000 on the $225 million line of credit and $11,667,000 on the $25 million working capital line of credit as of September 30, 2013.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of September 30, 2013.

As the table above incorporates only those exposures that existed as of September 30, 2013, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank credit facilities as shown above changes by 10% or approximately 14 basis points, interest expense and cash flows would increase or decrease by approximately $152,000 annually.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2012.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2012 Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:
	(10)	Material Contracts:
(a)
Note Purchase Agreement, dated as of August 28, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and the purchasers of the notes party thereto (including the form of the 3.80% Senior Notes due August 28, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2013).

(b)
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 9, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 30, 2013).

(c)
Second Amendment to the 2012 Term Loan Agreement, dated as of August 9, 2013 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 30, 2013).

	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  October 21, 2013

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary