Form 10-K
period 2013-12-31
EASTGROUP PROPERTIES INC
filed 2014-02-14
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013                COMMISSION FILE NUMBER 1-07094

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
Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013, the last business day of the Registrant's most recently completed second fiscal quarter:  $1,639,408,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 13, 2014 was 30,911,906.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and asset management offices in Charlotte and Dallas.  EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida, Texas (except El Paso), Arizona, Mississippi and North Carolina properties, which together account for 79% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona provide oversight of the Company's development program.  As of February 13, 2014, EastGroup had 70 full-time employees and 3 part-time employees.

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

During 2013, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased two warehouse distribution complexes (837,000 square feet) and 50.9 acres of development land for a total of $79.0 million.  Also during 2013, the Company began construction of 13 development projects containing 1,177,000 square feet and transferred 14 properties (1,025,000 square feet) from its development program to real estate properties with costs of $69.9 million at the date of transfer.

EastGroup incurs short-term floating rate bank debt in connection with the acquisition and development of real estate and, as market conditions permit, replaces floating rate debt with equity and/or fixed-rate debt. In March 2013, Moody's Investor Services announced the Company's issuer rating of Baa2, and in December 2013, Fitch affirmed the Company's credit rating of BBB. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

Real Estate Industry Risks
We face risks associated with local real estate conditions in areas where we own properties.  We may be adversely affected by general economic conditions and local real estate conditions.  For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us.  Other factors that may affect general economic conditions or local real estate conditions include:

•	population and demographic trends;

•	employment and personal income trends;

•	income and other tax laws;

•	changes in interest rates and availability and costs of financing;

•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents; and

•	construction costs.

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

We have been and may continue to be affected negatively by tenant bankruptcies and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition.  Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties.  As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy.  Any such event could result in the termination of that tenant’s lease and losses to us, and distributions to investors may decrease.  We receive a substantial portion of our income as rents under mid-term and long-term leases.  If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we may deem it advisable to modify lease terms to allow tenants to pay a lower rent or a smaller share of taxes, insurance and other operating costs.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

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

Increases in interest rates would increase our interest expense. At December 31, 2013, we had $89.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

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

The state of the economy or other adverse changes in general or local economic conditions may adversely affect our operating results and financial condition. Turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies.  Currently these conditions have not impaired our ability to access credit markets and finance our operations.  However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could continue to negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.  Additionally, an adverse economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of an adverse economic situation will not have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 295 industrial properties and one office building at December 31, 2013.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 13, 2014, EastGroup’s portfolio was 95.7% leased and 94.7% occupied.  The Company has developed approximately 34% of its total portfolio (on a square foot basis), including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (79% of the total portfolio) with the remainder in bulk distribution space (16%) and business service space (5%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 20-24 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2013, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations, excluding month-to-month leases of 267,000 square feet, for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2014	273	3,665,000	$19,583,000	12.5%
2015	310	6,591,000	$34,482,000	22.0%
2016	293	6,037,000	$29,660,000	18.9%
2017	162	4,501,000	$24,826,000	15.8%
2018	152	3,518,000	$18,477,000	11.8%
2019	56	1,725,000	$7,769,000	5.0%
2020	38	1,372,000	$7,225,000	4.6%
2021	22	1,293,000	$4,315,000	2.7%
2022	18	921,000	$4,708,000	3.0%
2023 and beyond	19	1,327,000	$3,948,000	2.5%

(1)	Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2013, multiplied by twelve months.

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

Shares of Common Stock Market Prices and Dividends

Quarter	Calendar Year 2013			Calendar Year 2012
	High	Low	Distributions	High	Low	Distributions
First	$58.66	53.55	$0.53	$50.94	43.51	$0.52
Second	66.99	52.47	0.53	53.58	46.75	0.52
Third	63.78	54.98	0.54	56.44	50.76	0.53
Fourth	65.13	56.25	0.54	55.73	49.72	0.53
			$2.14			$2.10

As of February 13, 2014, there were 574 holders of record of the Company’s 30,911,906 outstanding shares of common stock.  The Company distributed all of its 2013 and 2012 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2013 and 2012.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2013	2012
Common Share Distributions:
Ordinary dividends	$1.91678	1.64506
Nondividend distributions	0.21054	0.29240
Unrecaptured Section 1250 capital gain	0.00270	0.14942
Other capital gain	0.00998	0.01312
Total Common Distributions	$2.14000	2.10000

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased by the Company or withheld by the Company to satisfy any tax withholding obligations during the three month period ended December 31, 2013.

Performance Graph
The following graph compares, over the five years ended December 31, 2013, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE NAREIT Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Fiscal years ended December 31,
	2008	2009	2010	2011	2012	2013
EastGroup	$100.00	113.43	132.38	142.90	184.01	205.52
FTSE NAREIT Equity REITs	100.00	127.99	163.78	177.36	209.39	214.56
S&P 500 Total Return	100.00	126.46	145.50	148.57	172.34	228.16

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2008, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA	(In thousands, except per share data)
REVENUES
Income from real estate operations	$201,849	185,783	173,008	171,887	170,956
Other income	322	61	142	82	81
	202,171	185,844	173,150	171,969	171,037
Expenses
Expenses from real estate operations	57,885	52,891	48,911	50,679	49,762
Depreciation and amortization	65,789	61,345	56,739	57,806	53,392
General and administrative	11,725	10,488	10,691	10,260	8,894
Acquisition costs	191	188	252	72	177
	135,590	124,912	116,593	118,817	112,225
Operating income	66,581	60,932	56,557	53,152	58,812
Other income (expense)
Interest expense	(35,192)	(35,371)	(34,709)	(35,171)	(32,520)
Other	949	456	717	624	653
Income from continuing operations	32,338	26,017	22,565	18,605	26,945
Discontinued operations
Income from real estate operations	89	360	269	150	120
Gain on sales of nondepreciable real estate investments	—	167	—	—	—
Gain on sales of real estate investments	798	6,343	—	—	29
Income from discontinued operations	887	6,870	269	150	149
Net income	33,225	32,887	22,834	18,755	27,094
Net income attributable to noncontrolling interest in joint ventures	(610)	(503)	(475)	(430)	(435)
Net income attributable to EastGroup Properties, Inc. common stockholders	32,615	32,384	22,359	18,325	26,659
Other comprehensive income (loss) - Cash flow hedges	2,021	(392)	—	318	204
TOTAL COMPREHENSIVE INCOME	$34,636	31,992	22,359	18,643	26,863
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.05	0.89	0.82	0.67	1.03
Income from discontinued operations	0.03	0.24	0.01	0.01	0.01
Net income attributable to common stockholders	$1.08	1.13	0.83	0.68	1.04
Weighted average shares outstanding	30,162	28,577	26,897	26,752	25,590
DILUTED PER COMMON SHARE DATA FOR NET INCOMEATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.05	0.89	0.82	0.67	1.03
Income from discontinued operations	0.03	0.24	0.01	0.01	0.01
Net income attributable to common stockholders	$1.08	1.13	0.83	0.68	1.04
Weighted average shares outstanding	30,269	28,677	26,971	26,824	25,690
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$31,728	25,514	22,090	18,175	26,510
Income from discontinued operations	887	6,870	269	150	149
Net income attributable to common stockholders	$32,615	32,384	22,359	18,325	26,659
OTHER PER SHARE DATA
Book value, at end of year	$16.61	16.25	14.56	15.16	16.57
Common distributions declared	2.14	2.10	2.08	2.08	2.08
Common distributions paid	2.14	2.10	2.08	2.08	2.08
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$1,938,960	1,780,098	1,669,460	1,528,048	1,475,062
Real estate investments, net of accumulated depreciation (1)	1,388,847	1,283,851	1,217,655	1,124,861	1,120,317
Total assets	1,473,412	1,354,102	1,286,516	1,183,276	1,178,518
Secured debt, unsecured debt and unsecured bank credit facilities	893,745	813,926	832,686	735,718	692,105
Total liabilities	954,707	862,926	880,907	771,770	731,422
Noncontrolling interest in joint ventures	4,707	4,864	2,780	2,650	2,577
Total stockholders’ equity	513,998	486,312	402,829	408,856	444,519

(1)	Includes mortgage loans receivable and unconsolidated investment. See Notes 4 and 5 in the Notes to Consolidated Financial Statements.

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

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company for the next 12 months.  The Company also believes it can issue common and/or preferred equity and obtain financing from insurance companies and financial institutions. The continuous common equity program provided net proceeds to the Company of $53.2 million during 2013, as described in Liquidity and Capital Resources. Also during 2013, the Company closed a private placement issuance of $100 million of senior unsecured notes at a fixed interest rate of 3.8% and a $75 million unsecured term loan with a weighted average effective interest rate of 3.752%. These transactions are discussed in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2013, leases expired on 6,560,000 square feet (20.2%) of EastGroup’s total square footage of 32,464,000, and the Company was successful in renewing or re-leasing 83% of the expiring square feet.  In addition, EastGroup leased 1,824,000 square feet of other vacant space during the year.  During 2013, average rental rates on new and renewal leases increased by 2.7%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 1.3% for 2013 compared to 2012.

EastGroup’s total leased percentage was 96.2% at December 31, 2013 compared to 95.1% at December 31, 2012.  Leases scheduled to expire in 2014 were 11.3% of the portfolio on a square foot basis at December 31, 2013.  As of February 13, 2014, leases scheduled to expire during the remainder of 2014 were 9.2% of the portfolio on a square foot basis.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During 2013, EastGroup acquired two operating properties (nine buildings totaling 837,000 square feet) in Dallas and Charlotte for $72.4 million and 50.9 acres of development land in Charlotte and San Antonio for $6.6 million.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During 2013, the Company began construction of 13 development projects containing 1,177,000 square feet in Houston, San Antonio, Orlando, Charlotte, Phoenix and Denver.  Also in 2013, EastGroup transferred 14 properties (1,025,000 square feet) in Houston, San Antonio and Orlando from its development program to real estate properties with costs of $69.9 million at the date of transfer.  As of December 31, 2013, EastGroup’s development program consisted of 13 buildings (1,207,000 square feet) located in Houston, San Antonio, Orlando, Charlotte, Phoenix and Denver.  The projected total cost for the development projects, which were collectively 58% leased as of February 13, 2014, is $87.4 million, of which $38.2 million remained to be invested as of December 31, 2013.

Typically, the Company initially funds its acquisition and development programs through its $250 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace short-term bank borrowings. In March 2013, Moody's Investor Services announced the Company's issuer rating of Baa2, and in December 2013, Fitch affirmed the Company's credit rating of BBB. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three fiscal years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income from real estate operations	$201,849	185,783	173,008
Expenses from real estate operations	57,885	52,891	48,911
PROPERTY NET OPERATING INCOME	$143,964	132,892	124,097

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

The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
		(In thousands)
NET INCOME	$33,225	32,887	22,834
Interest income	(530)	(369)	(334)
Equity in earnings of unconsolidated investment	(366)	(356)	(347)
Other income	(322)	(61)	(142)
Interest rate swap ineffectiveness	(29)	269	—
Gain on sales of non-operating real estate	(24)	—	(36)
Income from discontinued operations	(887)	(6,870)	(269)
Depreciation and amortization from continuing operations	65,789	61,345	56,739
Interest expense	35,192	35,371	34,709
General and administrative expense	11,725	10,488	10,691
Acquisition costs	191	188	252
PROPERTY NET OPERATING INCOME	$143,964	132,892	124,097

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$32,615	32,384	22,359
Depreciation and amortization from continuing operations	65,789	61,345	56,739
Depreciation and amortization from discontinued operations	130	929	712
Depreciation from unconsolidated investment	134	133	133
Depreciation and amortization from noncontrolling interest	(240)	(256)	(219)
Gain on sales of real estate investments	(798)	(6,343)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$97,630	88,192	79,724
Net income attributable to common stockholders per diluted share	$1.08	1.13	0.83
Funds from operations attributable to common stockholders per diluted share	3.23	3.08	2.96
Diluted shares for earnings per share and funds from operations	30,269	28,677	26,971

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2013, FFO was $3.23 per share compared with $3.08 per share for 2012, an increase of 4.9% per share.

•
For the year ended December 31, 2013, PNOI increased by $11,072,000, or 8.3%, compared to 2012. PNOI increased $5,903,000 from 2012 and 2013 acquisitions, $3,641,000 from newly developed properties, and $1,660,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 1.3% for the year ended December 31, 2013, compared to 2012.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2013, was 94.3% compared to 93.9% for 2012.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.18 per square foot for the year ended December 31, 2013, compared to $5.11 per square foot for 2012.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2013 was 95.5%.  Quarter-end occupancy ranged from 93.6% to 95.7% over the period from December 31, 2012 to September 30, 2013.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2013, rental rate increases on new and renewal leases (22.3% of total square footage) averaged 2.7%.

•	For the year 2013, lease termination fee income was $494,000 compared to $389,000 for 2012. Bad debt expense was $268,000 for 2013 compared to $630,000 for 2012.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2013, 2012 and 2011 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.

FINANCIAL CONDITION

EastGroup’s assets were $1,473,412,000 at December 31, 2013, an increase of $119,310,000 from December 31, 2012.  Liabilities increased $91,781,000 to $954,707,000, and equity increased $27,529,000 to $518,705,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real Estate Properties increased $158,782,000 during the year ended December 31, 2013, primarily due to the transfer of 14 properties from Development, as detailed under Development below, the purchase of the operating properties detailed below and capital improvements at the Company's properties. These increases were offset by the sales of three operating properties in Tampa for $3,198,000 and 2.2 acres of land in Orlando for $1,394,000.

REAL ESTATE PROPERTIES ACQUIRED IN 2013	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Northfield Distribution Center	Dallas, TX	788,000	05/22/2013	$63,184
Interchange Park II	Charlotte, NC	49,000	07/01/2013	2,203
Total Acquisitions		837,000		$65,387

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

During 2013, the Company made capital improvements of $21,438,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $4,497,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at December 31, 2013 consisted of properties in lease-up and under construction of $49,161,000 and prospective development (primarily land) of $99,606,000.  The Company’s total investment in development at December 31, 2013 was $148,767,000 compared to $148,255,000 at December 31, 2012.  Total capital invested for development during 2013 was $76,240,000, which primarily consisted of costs of $52,239,000 and $18,216,000 as detailed in the development activity table below and costs of $4,497,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $3,730,000 during the year ended December 31, 2013, compared to $2,810,000 during 2012. The increase in capitalized internal development costs in 2013 as compared to 2012 resulted from increased activity in the Company's development program in 2013.

During 2013, EastGroup purchased 50.9 acres of development land in Charlotte and San Antonio for $6,567,000.  Costs associated with these acquisitions are included in the development activity table.  The Company transferred 14 development properties to Real Estate Properties during 2013 with a total investment of $69,943,000 as of the date of transfer.

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2013 (1)	For the Year Ended 12/31/13	Cumulative as of 12/31/13	Estimated Total Costs (2)	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Thousand Oaks 3, San Antonio, TX	66,000	$1,232	3,068	4,300	5,000	07/13
Ten West Crossing 2, Houston, TX	46,000	908	3,181	4,089	5,300	09/13
Ten West Crossing 3, Houston, TX	68,000	693	3,676	4,369	5,300	09/13
World Houston 37, Houston, TX	101,000	—	3,705	5,379	7,100	09/13
Chandler Freeways, Phoenix, AZ	126,000	1,811	6,047	7,858	8,900	11/13
Total Lease-Up	407,000	4,644	19,677	25,995	31,600
UNDER CONSTRUCTION						Anticipated Building Completion Date
Horizon I, Orlando, FL	109,000	2,178	3,123	5,301	7,700	02/14
Steele Creek I, Charlotte, NC	71,000	895	3,372	4,267	5,300	02/14
Steele Creek II, Charlotte, NC	71,000	894	2,447	3,341	5,300	02/14
Ten West Crossing 4, Houston, TX	68,000	927	2,534	3,461	4,800	02/14
World Houston 39, Houston, TX	94,000	922	714	1,636	5,700	05/14
Rampart IV, Denver, CO	84,000	977	741	1,718	8,300	06/14
Ten West Crossing 5, Houston, TX	101,000	1,113	299	1,412	7,000	08/14
World Houston 40, Houston, TX	202,000	1,354	676	2,030	11,700	09/14
Total Under Construction	800,000	9,260	13,906	23,166	55,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	406,000	(1,811)	487	4,373	30,800
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	—	(977)	266	—	—
Fort Myers, FL	663,000	—	212	17,858	50,000
Orlando, FL	1,267,000	(4,157)	2,231	24,674	91,200
Tampa, FL	519,000	—	677	6,822	31,100
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	418,000	(1,789)	7,808	7,354	29,800
Dallas, TX	120,000	—	14	1,249	7,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,889,000	(5,917)	5,643	28,159	126,400
San Antonio, TX	478,000	(1,232)	1,318	5,550	32,200
Total Prospective Development	6,109,000	(15,883)	18,656	99,606	417,500
	7,316,000	$(1,979)	52,239	148,767	504,900
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2013	Building Size (Square feet)					Building Completion Date
Southridge IX, Orlando, FL	76,000	$—	18	6,318		03/12
Southridge XI, Orlando, FL	88,000	—	37	5,502		09/12
World Houston 33, Houston, TX	160,000	—	(169)	8,915		02/13
World Houston 31B, Houston, TX	35,000	—	75	3,026		04/12
Ten West Crossing 1, Houston, TX	30,000	—	1,402	3,144		04/13
Thousand Oaks 1, San Antonio, TX	36,000	—	454	3,993		05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	513	5,322		05/12
Beltway Crossing X, Houston, TX	79,000	—	380	4,196		06/12
World Houston 34, Houston, TX	57,000	—	1,058	3,733		04/13
World Houston 35, Houston, TX	45,000	—	578	2,691		04/13
World Houston 36, Houston, TX	60,000	—	3,872	5,309		09/13
Southridge X, Orlando, FL	71,000	1,979	3,202	5,181		09/13
World Houston 38, Houston, TX	128,000	—	5,613	7,830		10/13
Beltway Crossing XI, Houston, TX	87,000	—	1,183	4,783		02/13
Total Transferred to Real Estate Properties	1,025,000	$1,979	18,216	69,943	(3)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.

(2)	Included in these costs are development obligations of $19.8 million and tenant improvement obligations of $6.6 million on properties under development.

(3)	Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $53,866,000 during 2013 due primarily to depreciation expense, offset by accumulated depreciation on the properties sold during the year.

Other Assets
Other Assets increased $15,111,000 during 2013.  A summary of Other Assets follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$48,473	41,290
Accumulated amortization of leasing costs	(18,855)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	29,618	23,747

Straight-line rents receivable	24,030	22,153
Allowance for doubtful accounts on straight-line rents receivable	(376)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	23,654	21,744

Accounts receivable	4,863	3,477
Allowance for doubtful accounts on accounts receivable	(349)	(373)
Accounts receivable, net of allowance for doubtful accounts	4,514	3,104

Acquired in-place lease intangibles	16,793	11,848
Accumulated amortization of acquired in-place lease intangibles	(5,366)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	11,427	7,332

Acquired above market lease intangibles	1,835	2,443
Accumulated amortization of acquired above market lease intangibles	(659)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,176	1,467

Mortgage loans receivable	8,894	9,357
Discount on mortgage loans receivable	(24)	(34)
Mortgage loans receivable, net of discount	8,870	9,323

Loan costs	8,050	8,476
Accumulated amortization of loan costs	(3,601)	(4,960)
Loan costs, net of accumulated amortization	4,449	3,516

Interest rate swap assets	1,692	—
Goodwill	990	990
Prepaid expenses and other assets	7,037	7,093
Total Other Assets	$93,427	78,316

Liabilities
Secured Debt decreased $107,973,000 during the year ended December 31, 2013.  The decrease resulted from the repayment of two mortgages totaling $83,533,000, regularly scheduled principal payments of $24,420,000 and mortgage loan premium amortization of $20,000.

Unsecured Debt increased $175,000,000 during 2013 as a result of the issuance of $100 million senior unsecured notes in August 2013 and the closing of a $75 million unsecured term loan in December 2013.

Unsecured Bank Credit Facilities increased $12,792,000 during 2013 as a result of advances of $424,375,000 exceeding repayments of $411,583,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $8,190,000 during 2013.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2013	2012
	(In thousands)
Property taxes payable	$15,507	12,107
Development costs payable	7,679	7,170
Interest payable	3,658	2,615
Dividends payable on unvested restricted stock	1,928	1,191
Other payables and accrued expenses	8,332	5,831
Total Accounts Payable and Accrued Expenses	$37,104	28,914

Other Liabilities increased $3,772,000 during 2013.  A summary of the Company’s Other Liabilities follows:

	December 31,
	2013	2012
	(In thousands)
Security deposits	$11,359	9,668
Prepaid rent and other deferred income	10,101	7,930

Acquired below market lease intangibles	2,972	1,541
Accumulated amortization of acquired below market lease intangibles	(874)	(391)
Acquired below market lease intangibles, net of accumulated amortization	2,098	1,150

Interest rate swap liabilities	244	645
Other liabilities	56	693
Total Other Liabilities	$23,858	20,086

Equity
Additional Paid-In Capital increased $58,585,000 during 2013.  The increase primarily resulted from the issuance of 890,085 shares of common stock under the Company's continuous common equity program with net proceeds to the Company of $53,247,000.  See Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

During 2013, Distributions in Excess of Earnings increased $32,920,000 as a result of dividends on common stock of $65,535,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $32,615,000.

Accumulated Other Comprehensive Income (Loss) increased $2,021,000 during 2013. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2013 Compared to 2012

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2013 was $32,615,000 ($1.08 per basic and diluted share) compared to $32,384,000 ($1.13 per basic and diluted share) for 2012.  EastGroup recognized gains on sales of real estate investments of $798,000 during 2013 and $6,510,000 during 2012.

PNOI increased by $11,072,000, or 8.3%, for 2013 compared to 2012. PNOI increased $5,903,000 from 2012 and 2013 acquisitions, $3,641,000 from newly developed properties, and $1,660,000 from same property operations. Termination fee income exceeded bad debt expense by $226,000 during 2013. In 2012, bad debt expense exceeded termination fee income by $241,000. Straight-lining of rent increased income by $2,005,000 and $1,590,000 in 2013 and 2012, respectively.

The Company signed 142 leases with certain free rent concessions on 3,787,000 square feet during 2013 with total free rent concessions of $4,723,000, compared to 147 leases with free rent concessions on 2,449,000 square feet with total free rent concessions of $2,845,000 in 2012.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.7% in 2013 compared to 28.5% in 2012.  The Company’s percentage of leased square footage was 96.2% at December 31, 2013, compared to 95.1% at December 31, 2012.  Occupancy at the end of 2013 was 95.5% compared to 94.6% at the end of 2012.

Interest Expense decreased $179,000 for 2013 compared to 2012.  The following table presents the components of Interest Expense for 2013 and 2012:

	Years Ended December 31,
	2013	2012	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$112,971	85,113	27,858
Weighted average variable interest rates (excluding loan cost amortization)	1.87%	1.61%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	2,110	1,371	739
Amortization of unsecured bank credit facilities costs	410	342	68
Total variable rate interest expense	2,520	1,713	807
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	31,298	34,733	(3,435)
Unsecured debt interest (1) (excluding loan cost amortization)	5,559	2,724	2,835
Amortization of secured debt costs	706	780	(74)
Amortization of unsecured debt costs	173	81	92
Total fixed rate interest expense	37,736	38,318	(582)
Total interest	40,256	40,031	225
Less capitalized interest	(5,064)	(4,660)	(404)
TOTAL INTEREST EXPENSE	$35,192	35,371	(179)

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense increased by $807,000 for 2013 as compared to 2012 due to increases in the Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates.

The Company's fixed rate interest expense decreased by $582,000 for 2013 as compared to 2012. The decrease in fixed rate interest expense was primarily due to decreases in secured debt interest resulting from the repayments described below and regularly scheduled principal amortization. The decrease was partially offset by increased unsecured debt interest related to the Company's unsecured debt described below.

Regularly scheduled principal payments on secured debt were $24,420,000 in 2013 and $24,408,000 in 2012. The details of the secured debt repaid in 2012 and 2013 are shown in the following table:

SECURED DEBT REPAID IN 2012 AND 2013	Interest Rate	Date Repaid	Payoff Amount
Oak Creek Distribution Center IV	5.68%	03/01/12	$3,463,000
University Business Center (125 & 175 Cremona)	7.98%	04/02/12	8,679,000
University Business Center (120 & 130 Cremona)	6.43%	05/01/12	1,910,000
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	06/04/12	31,724,000
Interstate Distribution Center - Jacksonville	5.64%	09/04/12	4,123,000
Weighted Average/Total Amount for 2012	6.86%		49,899,000
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	08/06/13	33,476,000
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	12/06/13	50,057,000
Weighted Average/Total Amount for 2013	5.35%		83,533,000
Weighted Average/Total Amount for 2012 and 2013	5.91%		$133,432,000

During 2013, EastGroup did not close on any new secured debt and in 2012, closed the new secured debt detailed in the following table:

NEW SECURED DEBT IN 2012	Interest Rate	Date Obtained	Maturity Date	Amount
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	$54,000,000

A summary of Unsecured Debt follows:

				Balance at December 31,
UNSECURED DEBT	Interest Rate	Date Obtained	Maturity Date	2013	2012
				(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/31/2012	08/15/2018	$80,000	80,000
$50 Million Unsecured Term Loan	3.910%	12/21/2011	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (2)	3.752%	12/20/2013	12/20/2020	75,000	—
$100 Million Senior Unsecured Notes (3)	3.800%	08/28/2013	08/28/2025	100,000	—
				$305,000	130,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 175 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.770% as of December 31, 2013. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of December 31, 2013. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(3)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $404,000 for 2013 as compared to 2012 due to increased activity in the Company's development program in 2013.

Depreciation and Amortization expense from continuing operations increased $4,444,000 for 2013 compared to 2012 primarily due to the operating properties acquired by the Company in 2012 and 2013.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2013 and 2012 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2013	2012
		(In thousands)
Upgrade on Acquisitions	40 yrs	$459	1,208
Tenant Improvements:
New Tenants	Lease Life	8,124	7,631
New Tenants (first generation) (1)	Lease Life	110	362
Renewal Tenants	Lease Life	2,982	2,592
Other:
Building Improvements	5-40 yrs	4,395	3,480
Roofs	5-15 yrs	4,005	1,819
Parking Lots	3-5 yrs	852	790
Other	5 yrs	511	282
Total Capital Expenditures		$21,438	18,164

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the years ended December 31, 2013 and 2012 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2013	2012
		(In thousands)
Development	Lease Life	$3,895	2,185
New Tenants	Lease Life	4,317	2,941
New Tenants (first generation) (1)	Lease Life	96	195
Renewal Tenants	Lease Life	4,978	3,108
Total Capitalized Leasing Costs		$13,286	8,429
Amortization of Leasing Costs (2)		$7,354	7,082

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
The results of operations for the properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2013, the Company sold three properties: Tampa West Distribution Center V and VII and Tampa East Distribution Center II in Tampa. During 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa. The Company did not sell any properties during 2011.

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the properties sold or held for sale during 2013 and 2012.

DISCONTINUED OPERATIONS	Years Ended December 31,
	2013	2012
	(In thousands)
Income from real estate operations	$306	1,737
Expenses from real estate operations	(87)	(448)
Property net operating income from discontinued operations	219	1,289
Depreciation and amortization	(130)	(929)
Income from real estate operations	89	360
Gain on sales of nondepreciable real estate investments, net of tax (1)	—	167
Gain on sales of real estate investments	798	6,343
Income from discontinued operations	$887	6,870

(1)	The Company recognized taxes of $6,000 on the gains related to the sales of Tampa East Distribution Center III and Tampa West Distribution Center VIII during 2012.

2012 Compared to 2011
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2012 was $32,384,000 ($1.13 per basic and diluted share) compared to $22,359,000 ($0.83 per basic and diluted share) for 2011.  EastGroup recognized gains on sales of real estate investments of $6,510,000 during 2012. The Company did not recognize any gains on sales during 2011.

PNOI increased by $8,795,000, or 7.1%, for 2012 compared to 2011. PNOI increased $5,987,000 from 2011 and 2012 acquisitions, $1,833,000 from newly developed properties, and $1,017,000 from same property operations. Bad debt expense exceeded termination fee income by $241,000 during 2012. In 2011, termination fee income exceeded bad debt expense by $15,000. Straight-lining of rent increased income by $1,590,000 and $1,899,000 in 2012 and 2011, respectively.

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

Interest Expense increased $662,000 in 2012 compared to 2011.  The following table presents the components of Interest Expense for 2012 and 2011:

	Years Ended December 31,
	2012	2011	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$85,113	124,697	(39,584)
Weighted average variable interest rates (excluding loan cost amortization)	1.61%	1.41%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$1,371	1,762	(391)
Amortization of unsecured bank credit facilities costs	342	300	42
Total variable rate interest expense	1,713	2,062	(349)
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	34,733	35,606	(873)
Unsecured debt interest (1) (excluding loan cost amortization)	2,724	59	2,665
Amortization of secured debt costs	780	752	28
Amortization of unsecured debt costs	81	1	80
Total fixed rate interest expense	38,318	36,418	1,900
Total interest	40,031	38,480	1,551
Less capitalized interest	(4,660)	(3,771)	(889)
TOTAL INTEREST EXPENSE	$35,371	34,709	662

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense decreased by $349,000 for 2012 as compared to 2011 due to a decrease in the Company's average unsecured bank credit facilities borrowings, partially offset by an increase in the Company's weighted average variable interest rate.

The Company's fixed rate interest expense increased by $1,900,000 for 2012 as compared to 2011. The increase in fixed rate interest expense was primarily due to two unsecured term loans obtained by the Company: one in December 2011 for $50,000,000 and the other in August 2012 for $80,000,000. The Company expensed $2,724,000 for unsecured debt interest during 2012 compared to $59,000 for 2011.

The increase in unsecured debt interest expense was partially offset by a decrease in secured debt interest expense. The Company recognized secured debt interest expense of $34,733,000 in 2012 compared to $35,606,000 in 2011.

The decrease in secured debt interest expense was primarily the result of lower weighted average interest rates, secured debt repayments and regularly scheduled principal amortization. A summary of the Company’s weighted average interest rates on secured debt at year-end for the past several years is presented below:

SECURED DEBT AS OF:	Weighted Average Interest Rate
December 31, 2008	5.96%
December 31, 2009	6.09%
December 31, 2010	5.90%
December 31, 2011	5.63%
December 31, 2012	5.40%

Regularly scheduled secured debt principal payments were $24,408,000 in 2012 and $22,231,000 in 2011. The details of the secured debt repaid in 2011 and 2012 are shown in the following table:

SECURED DEBT REPAID IN 2011 AND 2012	Interest Rate	Date Repaid	Payoff Amount
Butterfield Trail, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture and West Loop I & II	7.25%	01/31/11	$36,065,000
America Plaza, Central Green and World Houston 3-9	7.92%	05/10/11	22,832,000
Weighted Average/Total Amount for 2011	7.51%		58,897,000
Oak Creek Distribution Center IV	5.68%	03/01/12	3,463,000
University Business Center (125 & 175 Cremona)	7.98%	04/02/12	8,679,000
University Business Center (120 & 130 Cremona)	6.43%	05/01/12	1,910,000
51st Avenue, Airport Distribution, Broadway I, III & IV, Chestnut, Interchange Business Park, Main Street, North Stemmons I land, Southpark, Southpointe and World Houston 12 & 13	6.86%	06/04/12	31,724,000
Interstate Distribution Center - Jacksonville	5.64%	09/04/12	4,123,000
Weighted Average/Total Amount for 2012	6.86%		49,899,000
Weighted Average/Total Amount for 2011 and 2012	7.21%		$108,796,000

During 2011 and 2012, EastGroup closed the new secured debt detailed in the following table:

NEW SECURED DEBT IN 2011 AND 2012	Interest Rate	Date Obtained	Maturity Date	Amount
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	05/31/11	06/05/21	$65,000,000
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	54,000,000
Weighted Average/Total Amount for 2011 and 2012	4.45%			$119,000,000

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $889,000 for 2012 as compared to 2011 due to increased activity in the Company's development program in 2012 as compared to 2011.

Depreciation and Amortization expense from continuing operations increased $4,606,000 for 2012 compared to 2011 primarily due to the operating properties acquired by the Company in December 2011 and during the year 2012.

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

Discontinued Operations
The results of operations for the operating properties sold or held for sale during the periods reported are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2013, the Company sold three properties: Tampa West Distribution Center V and VII and Tampa East Distribution Center II in Tampa. In 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa. The Company did not sell any properties during 2011.

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2013, 2012 and 2011.

DISCONTINUED OPERATIONS	Years Ended December 31,
	2012	2011
	(In thousands)
Income from real estate operations	$1,737	1,475
Expenses from real estate operations	(448)	(499)
Property net operating income from discontinued operations	1,289	976
Other income	—	5
Depreciation and amortization	(929)	(712)
Income from real estate operations	360	269
Gain on sales of nondepreciable real estate investments, net of tax (1)	167	—
Gain on sales of real estate investments	6,343	—
Income from discontinued operations	$6,870	269

(1)	The Company recognized taxes of $6,000 on the gains related to the sales of Tampa East Distribution Center III and Tampa West Distribution Center VIII during 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the Financial Accounting Standards Board (FASB) through the date the financial statements were issued and determined that the following ASU applies to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $109,750,000 for the year ended December 31, 2013.  The primary other sources of cash were from borrowings on unsecured bank credit facilities, proceeds from unsecured debt, proceeds from common stock offerings and proceeds from sales of real estate investments.  The Company distributed $64,798,000 in common stock dividends during 2013.  Other primary uses of cash were for repayments on unsecured bank credit facilities, secured debt repayments, the construction and development of properties, purchases of real estate and capital improvements at various properties.

Total debt at December 31, 2013 and 2012 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2013 and 2012.

	December 31,
	2013	2012
	(In thousands)
Secured debt	$499,793	607,766
Unsecured debt	305,000	130,000
Unsecured bank credit facilities	88,952	76,160
Total debt	$893,745	813,926

EastGroup repaid and replaced its former $200 million credit facility in January 2013 with a new $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2013, the weighted average interest rate was 1.343% on a balance of $85,000,000.

Also in January 2013, EastGroup repaid and replaced its former $25 million credit facility with a new $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the new $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2013, the interest rate was 1.343% on a balance of $3,952,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace the short-term bank borrowings.  The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company for the next 12 months.  The Company also believes it can obtain financing from insurance companies and financial institutions and issue common and/or preferred equity. In March 2013, Moody's Investor Services announced the Company's issuer rating of Baa2, and in December 2013, Fitch affirmed the Company's credit rating of BBB. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

During 2013, the Company issued and sold 890,085 shares of common stock under its continuous equity programs at an average price of $60.67 per share with gross proceeds to the Company of $53,999,000. The Company incurred offering-related costs of $752,000 during the year, resulting in net proceeds to the Company of $53,247,000. As of February 14, 2014, the Company has 343,785 shares of common stock remaining to sell under the program.

In August 2013, EastGroup closed a private placement issuance of $100 million of senior unsecured notes at a fixed interest rate of 3.8%. The notes require semi-annual interest payments with principal payments of $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Also in August, the Company repaid a mortgage loan with a balance of $33.5 million, an interest rate of 4.75% and a maturity date of September 5, 2013.

In December 2013, EastGroup closed a $75 million unsecured term loan with a seven year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company entered into two interest rate swap agreements to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a weighted average effective fixed interest rate of 3.752%.

Also in December, the Company repaid a mortgage loan with a balance of $50.1 million, an interest rate of 5.75% and a maturity date of January 5, 2014.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2013 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Secured Debt Obligations (1)	$499,793	48,862	195,004	69,363	186,564
Interest on Secured Debt	103,985	26,243	39,483	22,535	15,724
Unsecured Debt (1)	305,000	—	—	130,000	175,000
Interest on Unsecured Debt	76,488	12,476	21,810	20,868	21,334
Unsecured Bank Credit Facilities (1) (2)	88,952	—	—	88,952	—
Interest on Unsecured Bank Credit Facilities (3)	3,780	1,375	2,389	16	—
Operating Lease Obligations:
Office Leases	1,026	353	669	4	—
Ground Leases	16,112	739	1,478	1,478	12,417
Real Estate Property Obligations (4)	1,242	1,242	—	—	—
Development Obligations (5)	19,832	19,832	—	—	—
Tenant Improvements (6)	11,572	11,572	—	—	—
Purchase Obligations (7)	—	—	—	—	—
Total	$1,127,782	122,694	260,833	333,216	411,039

(1)	These amounts are included on the Consolidated Balance Sheets.

(2)
The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2013, the weighted average interest rate was 1.343% on the variable rate debt that matures in January 2017. The $225 million unsecured credit facility has options for a one-year extension and a $100 million expansion. The $25 million unsecured credit facility automatically extends for one year if the extension option in the $225 million revolving facility is exercised. As of December 31, 2013, the interest rate on the $225 million facility was LIBOR plus 1.175% (1.343%) with an annual facility fee of 0.225%, and the interest rate on the $25 million facility, which resets on a daily basis, was LIBOR plus 1.175% (1.343%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
Represents an estimate of interest due on the Company's unsecured credit facilities based on the outstanding unsecured credit facilities as of December 31, 2013 and interest rates and maturity dates on the facilities as of December 31, 2013 as discussed in note 2 above.

(4)	Represents commitments on real estate properties, except for tenant improvement obligations.

(5)	Represents commitments on properties under development, except for tenant improvement obligations.

(6)	Represents tenant improvement allowance obligations.

(7)	The Company had no purchase obligations as of December 31, 2013.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new secured and unsecured debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 13 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of December 31, 2013.

	2014	2015	2016	2017		2018	Thereafter	Total	Fair Value
Secured debt (in thousands)	$48,862	102,287	92,717	58,145		11,218	186,564	499,793	519,390 (1)
Weighted average interest rate	5.56%	5.36%	5.79%	5.50%		5.22%	5.20%	5.41%
Unsecured debt (in thousands)	$—	—	—	—		130,000	175,000	305,000	294,860 (1)
Weighted average interest rate	—	—	—	—		3.21%	3.78%	3.54%
Unsecured bank credit facilities (in thousands)	$—	—	—	88,952	(2)	—	—	88,952	89,140 (3)
Weighted average interest rate	—	—	—	1.34%	(4)	—	—	1.34%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two unsecured bank credit facilities with balances of $85,000,000 on the $225 million unsecured bank credit facility and $3,952,000 on the $25 million unsecured bank credit facility as of December 31, 2013.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of December 31, 2013.

As the table above incorporates only those exposures that existed as of December 31, 2013, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate bank debt as shown above changes by 10% or approximately 13 basis points, interest expense and cash flows would increase or decrease by approximately $119,000 annually.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2013 and 2012, and its Consolidated Statements of Income and Comprehensive Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors as of December 31, 2013.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Almanac Realty Investors, LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
H. Eric Bolton, Jr.	Director since December 2013; Chairman and Chief Executive Officer of Mid-America Apartment Communities, Inc.
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Chairman of BRT Realty Trust and Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Senior Advisor with Almanac Realty Investors, LLC (real estate advisory and investment management services)
David M. Osnos	Director since 1993; Of Counsel to the law firm of Arent Fox LLP
Leland R. Speed	Director since 1978; Chairman of the Board of the Company
David H. Hoster II	Director since 1993; President and Chief Executive Officer of the Company
N. Keith McKey	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
John F. Coleman	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer, Controller and Assistant Secretary of the Company
William D. Petsas	Senior Vice President of the Company
Brent W. Wood	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters" and “Executive Officers” in the Company's definitive Proxy Statement ("2014 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 29, 2014.  The 2014 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2013.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2014 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Committees and Meeting Data” in the Company's 2014 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2014 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2013," "Outstanding Equity Awards at 2013 Fiscal Year-End," "Option Exercises and Stock Vested in 2013," "Potential Payments upon Termination or Change in Control," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Report of the Compensation Committee" in the Company's 2014 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the subsections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2014 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2013.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,971,164
Equity compensation plans not approved by security holders	–	–	–
Total	—	$—	1,971,164

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the subsection entitled "Independent Directors" and the section entitled “Certain Transactions and Relationships” in the Company's 2014 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Auditor Fees and Services" in the Company's 2014 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	40
	Management Report on Internal Control Over Financial Reporting	41
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets – December 31, 2013 and 2012	42
	Consolidated Statements of Income and Comprehensive Income – Years ended December 31, 2013, 2012 and 2011	43
	Consolidated Statements of Changes in Equity – Years ended December 31, 2013, 2012 and 2011	44
	Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011	45
	Notes to Consolidated Financial Statements	46

(2)	Consolidated Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	67
	Schedule III – Real Estate Properties and Accumulated Depreciation	68
	Schedule IV – Mortgage Loans on Real Estate	80

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the Notes to Consolidated Financial Statements.

(3)	Exhibits:
	The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	EastGroup Properties, Inc. Bylaws, effective May 29, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 31, 2013).

(10)	Material Contracts (*Indicates management or compensatory agreement):
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed January 7, 2009).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed January 7, 2009).*

(c)
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

(d)
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 9, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 30, 2013).

(e)
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

(f)
First Amendment to 2012 Term Loan Agreement dated as of January 31, 2013 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2012).

(g)
Second Amendment to the 2012 Term Loan Agreement, dated as of August 9, 2013 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 30, 2013).

(h)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 24, 2012).

(i)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed September 24, 2012).

(j)	EastGroup Properties, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy material for the 2013 Annual Meeting of Stockholders).*
(k)	EastGroup Properties, Inc. Director Compensation Program (incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended June 30, 2013).*
(l)
Note Purchase Agreement, dated as of August 28, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and the purchasers of the notes party thereto (including the form of the 3.80% Senior Notes due August 28, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2013).

(m)
2013 Term Loan Agreement dated as of December 13, 2013 by and among EastGroup Properties, L.P., EastGroup Properties, Inc., PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as lead arranger and bookrunner, and each of the financial institutions party thereto as lenders (filed herewith).

(12)	Statement of computation of ratio of earnings to combined fixed charges and preferred stock distributions (filed herewith)

(21)	Subsidiaries of EastGroup Properties, Inc. (filed herewith).

(23)	Consent of KPMG LLP (filed herewith).

(24)	Powers of attorney (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a)	David H. Hoster II, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a)	David H. Hoster II, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2014,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(Signed) KPMG LLP
Jackson, Mississippi
February 14, 2014

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of December 31, 2013.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 14, 2014, expressed an unqualified opinion on those consolidated financial statements.

(Signed) KPMG LLP
Jackson, Mississippi
February 14, 2014

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$1,778,559	1,619,777
Development	148,767	148,255
	1,927,326	1,768,032
Less accumulated depreciation	(550,113)	(496,247)
	1,377,213	1,271,785
Unconsolidated investment	2,764	2,743
Cash	8	1,258
Other assets	93,427	78,316
TOTAL ASSETS	$1,473,412	1,354,102
LIABILITIES AND EQUITY
LIABILITIES
Secured debt	$499,793	607,766
Unsecured debt	305,000	130,000
Unsecured bank credit facilities	88,952	76,160
Accounts payable and accrued expenses	37,104	28,914
Other liabilities	23,858	20,086
Total Liabilities	954,707	862,926
EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 30,937,225 shares issued and outstanding at December 31, 2013 and 29,928,490 at December 31, 2012	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	790,535	731,950
Distributions in excess of earnings	(278,169)	(245,249)
Accumulated other comprehensive income (loss)	1,629	(392)
Total Stockholders’ Equity	513,998	486,312
Noncontrolling interest in joint ventures	4,707	4,864
Total Equity	518,705	491,176
TOTAL LIABILITIES AND EQUITY	$1,473,412	1,354,102
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$201,849	185,783	173,008
Other income	322	61	142
	202,171	185,844	173,150
EXPENSES
Expenses from real estate operations	57,885	52,891	48,911
Depreciation and amortization	65,789	61,345	56,739
General and administrative	11,725	10,488	10,691
Acquisition costs	191	188	252
	135,590	124,912	116,593
OPERATING INCOME	66,581	60,932	56,557
OTHER INCOME (EXPENSE)
Interest expense	(35,192)	(35,371)	(34,709)
Other	949	456	717
INCOME FROM CONTINUING OPERATIONS	32,338	26,017	22,565
DISCONTINUED OPERATIONS
Income from real estate operations	89	360	269
Gain on sales of nondepreciable real estate investments	—	167	—
Gain on sales of real estate investments	798	6,343	—
INCOME FROM DISCONTINUED OPERATIONS	887	6,870	269
NET INCOME	33,225	32,887	22,834
Net income attributable to noncontrolling interest in joint ventures	(610)	(503)	(475)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	32,615	32,384	22,359
Other comprehensive income (loss) - cash flow hedges	2,021	(392)	—
TOTAL COMPREHENSIVE INCOME	$34,636	31,992	22,359
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.05	0.89	0.82
Income from discontinued operations	0.03	0.24	0.01
Net income attributable to common stockholders	$1.08	1.13	0.83
Weighted average shares outstanding	30,162	28,577	26,897
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.05	0.89	0.82
Income from discontinued operations	0.03	0.24	0.01
Net income attributable to common stockholders	$1.08	1.13	0.83
Weighted average shares outstanding	30,269	28,677	26,971
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$31,728	25,514	22,090
Income from discontinued operations	887	6,870	269
Net income attributable to common stockholders	$32,615	32,384	22,359
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except for share and per share data)
Balance, December 31, 2010	$3	591,106	(182,253)	—	2,650	411,506
Net income	—	—	22,359	—	475	22,834
Common dividends declared – $2.08 per share	—	—	(56,666)	—	—	(56,666)
Stock-based compensation, net of forfeitures	—	2,787	—	—	—	2,787
Issuance of 586,977 shares of common stock, common stock offering, net of expenses	—	25,181	—	—	—	25,181
Issuance of 9,250 shares of common stock, options exercised	—	217	—	—	—	217
Issuance of 5,989 shares of common stock, dividend reinvestment plan	—	252	—	—	—	252
Withheld 3,564 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(157)	—	—	—	(157)
Distributions to noncontrolling interest	—	—	—	—	(345)	(345)
Balance, December 31, 2011	3	619,386	(216,560)	—	2,780	405,609
Net income	—	—	32,384	—	503	32,887
Net unrealized change in fair value of interest rate swap	—	—	—	(392)	—	(392)
Common dividends declared – $2.10 per share	—	—	(61,073)	—	—	(61,073)
Stock-based compensation, net of forfeitures	—	4,447	—	—	—	4,447
Issuance of 2,179,153 shares of common stock, common stock offering, net of expenses	—	109,588	—	—	—	109,588
Issuance of 4,500 shares of common stock, options exercised	—	108	—	—	—	108
Issuance of 3,915 shares of common stock, dividend reinvestment plan	—	205	—	—	—	205
Withheld 36,195 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,784)	—	—	—	(1,784)
Distributions to noncontrolling interest	—	—	—	—	(537)	(537)
Contributions from noncontrolling interest	—	—	—	—	2,118	2,118
Balance, December 31, 2012	3	731,950	(245,249)	(392)	4,864	491,176
Net income	—	—	32,615	—	610	33,225
Net unrealized change in fair value of interest rate swaps	—	—	—	2,021	—	2,021
Common dividends declared – $2.14 per share	—	—	(65,535)	—	—	(65,535)
Stock-based compensation, net of forfeitures	—	5,540	—	—	—	5,540
Issuance of 890,085 shares of common stock, common stock offering, net of expenses	—	53,247	—	—	—	53,247
Issuance of 4,500 shares of common stock, options exercised	—	120	—	—	—	120
Issuance of 3,577 shares of common stock, dividend reinvestment plan	—	206	—	—	—	206
Withheld 9,412 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(528)	—	—	—	(528)
Distributions to noncontrolling interest	—	—	—	—	(767)	(767)
Balance, December 31, 2013	$3	790,535	(278,169)	1,629	4,707	518,705
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$33,225	32,887	22,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	65,789	61,345	56,739
Depreciation and amortization from discontinued operations	130	929	712
Stock-based compensation expense	4,229	3,497	2,452
Gain on sales of land and real estate investments	(822)	(6,510)	(36)
Changes in operating assets and liabilities:
Accrued income and other assets	(1,629)	601	(1,425)
Accounts payable, accrued expenses and prepaid rent	8,906	(1,118)	5,466
Other	(78)	177	(195)
NET CASH PROVIDED BY OPERATING ACTIVITIES	109,750	91,808	86,547
INVESTING ACTIVITIES
Real estate development	(76,240)	(55,404)	(42,148)
Purchases of real estate	(72,397)	(51,750)	(88,592)
Real estate improvements	(20,807)	(18,135)	(19,048)
Proceeds from sales of real estate investments	4,273	17,087	—
Advances on mortgage loans receivable	—	(5,223)	—
Repayments on mortgage loans receivable	463	20	33
Changes in accrued development costs	509	1,242	5,255
Changes in other assets and other liabilities	(11,912)	(7,745)	(6,333)
NET CASH USED IN INVESTING ACTIVITIES	(176,111)	(119,908)	(150,833)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	424,375	284,877	336,575
Repayments on unsecured bank credit facilities	(411,583)	(363,233)	(273,353)
Proceeds from secured debt	—	54,000	65,000
Repayments on secured debt	(107,953)	(74,308)	(81,128)
Proceeds from unsecured debt	175,000	80,000	50,000
Debt issuance costs	(2,222)	(1,490)	(925)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(64,798)	(61,297)	(56,042)
Proceeds from common stock offerings	53,247	109,588	25,181
Proceeds from exercise of stock options	120	108	217
Proceeds from dividend reinvestment plan	206	219	249
Other	(1,281)	720	(1,451)
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,111	29,184	64,323
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,250)	1,084	37
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,258	174	137
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8	1,258	174
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $5,064, $4,660 and $3,771 for 2013, 2012 and 2011, respectively	$32,880	34,385	33,671
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

(1)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2013, 2012 and 2011, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)	Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2013, 2012 and 2011 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2013, 2012 and 2011.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2013	2012	2011
Common Share Distributions:
Ordinary dividends	$1.91678	1.64506	1.68516
Nondividend distributions	0.21054	0.29240	0.39484
Unrecaptured Section 1250 capital gain	0.00270	0.14942	—
Other capital gain	0.00998	0.01312	—
Total Common Distributions	$2.14000	2.10000	2.08000

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2009 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2013 and 2012.

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  Discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2013 and 2012, there was no significant uncertainty of collection; therefore, interest income was recognized, and the discount on mortgage loans receivable was amortized.  As of December 31, 2013 and 2012, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

(d)	Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2013 and 2012, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $54,284,000, $51,564,000 and $48,648,000 for 2013, 2012 and 2011, respectively.

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
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of loan costs for continuing operations was $1,289,000, $1,203,000 and $1,053,000 for 2013, 2012 and 2011, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense for continuing and discontinued operations was $7,354,000, $7,082,000 and $6,487,000 for 2013, 2012 and 2011, respectively.  Amortization expense for in-place lease intangibles is disclosed below in Business Combinations and Acquired Intangibles.

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

Amortization of above and below market leases increased rental income by $188,000 in 2013, and decreased income by $350,000 in 2012 and $338,000 in 2011.  Amortization expense for in-place lease intangibles for continuing and discontinued operations was $4,281,000, $3,628,000 and $2,316,000 for 2013, 2012 and 2011, respectively.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2013 is as follows:

Years Ending December 31,	(In thousands)
2014	$4,068
2015	2,814
2016	1,663
2017	991
2018	610

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, EastGroup acquired the following operating properties: Northfield Distribution Center in Dallas, Texas, and Interchange Park II in Charlotte, North Carolina. The Company purchased these properties for a total cost of $72,397,000, of which $65,387,000 was allocated to real estate properties.  The Company allocated $13,218,000 of the total purchase price to land using third party land valuations for the Dallas and Charlotte markets.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $8,399,000 to in-place lease intangibles, $158,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $1,547,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During 2012, the Company acquired the following operating properties:  Madison Distribution Center in Tampa, Florida; Wiegman Distribution Center II in Hayward, California; and Valwood Distribution Center in Dallas, Texas. The Company purchased these properties for a total cost of $51,750,000, of which $48,934,000 was allocated to real estate properties.  The Company allocated $7,435,000 of the total purchase price to land using third party land valuations for the Tampa, Hayward and Dallas markets.  The market values are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $3,305,000 to in-place lease intangibles, $244,000 to above market leases and $733,000 to below market leases.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2013 and 2012.

(k)	Stock-Based Compensation
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan ("the 2004 Plan"), which was further amended by the Board of Directors in September 2005 and December 2006.  This plan authorized the issuance of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.

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

EastGroup applies the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans.  The cost for performance-based awards is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards and awards that only require service are expensed on a straight-line basis over the requisite service periods.

The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that have been granted and are subject to a future market condition (total shareholder return) are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

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
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (EPS).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding.

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock and stock options had the options been exercised.  The dilutive effect of stock options and their equivalents (such as unvested restricted stock) is determined using the treasury stock method which assumes exercise of the options as of the beginning of the period or when issued, if later, and assumes proceeds from the exercise of options are used to purchase common stock at the average market price during the period.

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

(o)	Recent Accounting Pronouncements
EastGroup has evaluated all Accounting Standards Updates (ASUs) released by the FASB through the date the financial statements were issued and determined that the following ASU applies to the Company.

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

(q)	Reclassifications
Certain reclassifications have been made in the 2012 and 2011 consolidated financial statements to conform to the 2013 presentation.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	REAL ESTATE PROPERTIES

The Company’s real estate properties and development at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In thousands)
Real estate properties:
Land	$265,871	244,199
Buildings and building improvements	1,210,318	1,102,597
Tenant and other improvements	302,370	272,981
Development	148,767	148,255
	1,927,326	1,768,032
Less accumulated depreciation	(550,113)	(496,247)
	$1,377,213	1,271,785

EastGroup acquired operating properties during 2013, 2012 and 2011 as discussed in Note 1(j). In 2013, the Company sold the following operating properties: Tampa East Distribution Center II, Tampa West Distribution Center V and Tampa West Distribution Center VII. In 2012, the Company sold the following operating properties: Tampa East Distribution Center III, Tampa West Distribution Center VIII, Estrella Distribution Center and Braniff Distribution Center.  The Company did not sell any properties in 2011.

Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In accordance with the guidelines established under ASC 360, the results of operations for the properties sold or held for sale during the reported periods are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  No interest expense was allocated to the properties held for sale or whose operations are included under Discontinued Operations. A summary of gain on sales of real estate for the years ended December 31, 2013, 2012 and 2011 follows:

Gain on Sales of Real Estate

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2013
Tampa West Distribution Center V	Tampa, FL	12,000	12/20/2013	$609	442	167
Tampa West Distribution Center VII	Tampa, FL	6,000	12/20/2013	422	417	5
Tampa East Distribution Center II	Tampa, FL	31,000	12/30/2013	1,929	1,303	626
Total for 2013				$2,960	2,162	798
2012
Tampa East Distribution Center III and Tampa West Distribution Center VIII	Tampa, FL	10,500	02/15/2012	$538	371	167
Estrella Distribution Center	Phoenix, AZ	174,000	06/13/2012	6,861	4,992	1,869
Braniff Distribution Center	Tulsa, OK	259,000	12/27/2012	9,688	5,214	4,474
Total for 2012				$17,087	10,577	6,510
2011
Deferred gain recognized from previous sales				$—	—	36

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of revenues and expenses for the properties sold or held for sale during 2013, 2012 and 2011.

DISCONTINUED OPERATIONS	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income from real estate operations	$306	1,737	1,475
Expenses from real estate operations	(87)	(448)	(499)
Property net operating income from discontinued operations	219	1,289	976
Other income	—	—	5
Depreciation and amortization	(130)	(929)	(712)
Income from real estate operations	89	360	269
Gain on sales of nondepreciable real estate investments, net of tax (1)	—	167	—
Gain on sales of real estate investments	798	6,343	—
Income from discontinued operations	$887	6,870	269

(1)	The Company recognized taxes of $6,000 on the gains related to the sales of Tampa East Distribution Center III and Tampa West Distribution Center VIII during 2012.

The Company’s development program as of December 31, 2013, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development properties for 2013 were $5,064,000 compared to $4,660,000 for 2012 and $3,771,000 for 2011. In addition, EastGroup capitalized internal development costs of $3,730,000 during the year ended December 31, 2013, compared to $2,810,000 during 2012 and $1,334,000 in 2011.

Total capital invested for development during 2013 was $76,240,000, which primarily consisted of costs of $52,239,000 and $18,216,000 as detailed in the development activity table below and costs of $4,497,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2013 (1)	For the Year Ended 12/31/13	Cumulative as of 12/31/13	Estimated Total Costs (2)	Building Completion Date
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Thousand Oaks 3, San Antonio, TX	66,000	$1,232	3,068	4,300	5,000	07/13
Ten West Crossing 2, Houston, TX	46,000	908	3,181	4,089	5,300	09/13
Ten West Crossing 3, Houston, TX	68,000	693	3,676	4,369	5,300	09/13
World Houston 37, Houston, TX	101,000	—	3,705	5,379	7,100	09/13
Chandler Freeways, Phoenix, AZ	126,000	1,811	6,047	7,858	8,900	11/13
Total Lease-Up	407,000	4,644	19,677	25,995	31,600
UNDER CONSTRUCTION						Anticipated Building Completion Date
Horizon I, Orlando, FL	109,000	2,178	3,123	5,301	7,700	02/14
Steele Creek I, Charlotte, NC	71,000	895	3,372	4,267	5,300	02/14
Steele Creek II, Charlotte, NC	71,000	894	2,447	3,341	5,300	02/14
Ten West Crossing 4, Houston, TX	68,000	927	2,534	3,461	4,800	02/14
World Houston 39, Houston, TX	94,000	922	714	1,636	5,700	05/14
Rampart IV, Denver, CO	84,000	977	741	1,718	8,300	06/14
Ten West Crossing 5, Houston, TX	101,000	1,113	299	1,412	7,000	08/14
World Houston 40, Houston, TX	202,000	1,354	676	2,030	11,700	09/14
Total Under Construction	800,000	9,260	13,906	23,166	55,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	406,000	(1,811)	487	4,373	30,800
Tucson, AZ	70,000	—	—	417	4,900
Denver, CO	—	(977)	266	—	—
Fort Myers, FL	663,000	—	212	17,858	50,000
Orlando, FL	1,267,000	(4,157)	2,231	24,674	91,200
Tampa, FL	519,000	—	677	6,822	31,100
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	418,000	(1,789)	7,808	7,354	29,800
Dallas, TX	120,000	—	14	1,249	7,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,889,000	(5,917)	5,643	28,159	126,400
San Antonio, TX	478,000	(1,232)	1,318	5,550	32,200
Total Prospective Development	6,109,000	(15,883)	18,656	99,606	417,500
	7,316,000	$(1,979)	52,239	148,767	504,900
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2013	Building Size (Square feet)					Building Completion Date
Southridge IX, Orlando, FL	76,000	$—	18	6,318		03/12
Southridge XI, Orlando, FL	88,000	—	37	5,502		09/12
World Houston 33, Houston, TX	160,000	—	(169)	8,915		02/13
World Houston 31B, Houston, TX	35,000	—	75	3,026		04/12
Ten West Crossing 1, Houston, TX	30,000	—	1,402	3,144		04/13
Thousand Oaks 1, San Antonio, TX	36,000	—	454	3,993		05/12
Thousand Oaks 2, San Antonio, TX	73,000	—	513	5,322		05/12
Beltway Crossing X, Houston, TX	79,000	—	380	4,196		06/12
World Houston 34, Houston, TX	57,000	—	1,058	3,733		04/13
World Houston 35, Houston, TX	45,000	—	578	2,691		04/13
World Houston 36, Houston, TX	60,000	—	3,872	5,309		09/13
Southridge X, Orlando, FL	71,000	1,979	3,202	5,181		09/13
World Houston 38, Houston, TX	128,000	—	5,613	7,830		10/13
Beltway Crossing XI, Houston, TX	87,000	—	1,183	4,783		02/13
Total Transferred to Real Estate Properties	1,025,000	$1,979	18,216	69,943	(3)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.

(2)	Included in these costs are development obligations of $19.8 million and tenant improvement obligations of $6.6 million on properties under development.

(3)	Represents cumulative costs at the date of transfer.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2013:

Future Minimum Rental Receipts Under Non-Cancelable Leases

Years Ending December 31,	(In thousands)
2014	$155,016
2015	126,497
2016	91,403
2017	64,542
2018	43,663
Thereafter	82,068
Total minimum receipts	$563,189

Ground Leases
As of December 31, 2013, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for continuing and discontinued operations for the years ended December 31, 2013, 2012 and 2011 were $740,000, $733,000 and $705,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2013:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2014	$739
2015	739
2016	739
2017	739
2018	739
Thereafter	12,417
Total minimum payments	$16,112

(3)	UNCONSOLIDATED INVESTMENT

In November 2004, the Company acquired a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2014 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $2,764,000 at December 31, 2013, and $2,743,000 at December 31, 2012.  At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II.  The $13.3 million loan has a 25-year term and an interest rate of 5.31% through June 30, 2015, when the rate will adjust on an annual basis according to the “A” Moody’s Daily Long-Term Corporate Bond Yield Average.  The lender has the option to call the note on June 30, 2015.  EastGroup’s share of this mortgage was $5,280,000 at December 31, 2013, and $5,475,000 at December 31, 2012.

(4)	MORTGAGE LOANS RECEIVABLE

During 2012, EastGroup advanced $5,223,000 in two mortgage loans. As of December 31, 2013, the Company had three mortgage loans receivable, all of which are classified as first mortgage loans. The mortgage loans have effective interest rates ranging from 5.25% to 6.4% and maturity dates ranging from October 2016 to October 2017. Mortgage loans receivable, net of discount, are included in Other Assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other Assets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Leasing costs (principally commissions)	$48,473	41,290
Accumulated amortization of leasing costs	(18,855)	(17,543)
Leasing costs (principally commissions), net of accumulated amortization	29,618	23,747

Straight-line rents receivable	24,030	22,153
Allowance for doubtful accounts on straight-line rents receivable	(376)	(409)
Straight-line rents receivable, net of allowance for doubtful accounts	23,654	21,744

Accounts receivable	4,863	3,477
Allowance for doubtful accounts on accounts receivable	(349)	(373)
Accounts receivable, net of allowance for doubtful accounts	4,514	3,104

Acquired in-place lease intangibles	16,793	11,848
Accumulated amortization of acquired in-place lease intangibles	(5,366)	(4,516)
Acquired in-place lease intangibles, net of accumulated amortization	11,427	7,332

Acquired above market lease intangibles	1,835	2,443
Accumulated amortization of acquired above market lease intangibles	(659)	(976)
Acquired above market lease intangibles, net of accumulated amortization	1,176	1,467

Mortgage loans receivable	8,894	9,357
Discount on mortgage loans receivable	(24)	(34)
Mortgage loans receivable, net of discount	8,870	9,323

Loan costs	8,050	8,476
Accumulated amortization of loan costs	(3,601)	(4,960)
Loan costs, net of accumulated amortization	4,449	3,516

Interest rate swap assets	1,692	—
Goodwill	990	990
Prepaid expenses and other assets	7,037	7,093
Total Other Assets	$93,427	78,316

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	SECURED AND UNSECURED DEBT

A summary of Secured Debt follows:

	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2013	Balance at December 31,
Property					2013	2012
				(In thousands)
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	$259,403	Repaid	$—	—	34,474
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	414,229	Repaid	—	—	52,086
Kyrene Distribution Center	9.00%	11,246	07/01/2014	4,059	76	198
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	175,479	10/10/2014	23,509	26,907	27,467
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.50%	536,552	04/05/2015	64,467	61,402	64,374
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	256,952	12/05/2015	20,534	27,812	29,465
Huntwood and Wiegman Distribution Centers	5.68%	265,275	09/05/2016	20,631	28,833	30,332
Alamo Downs, Arion 1-15 & 17, Rampart I, II, III & IV, Santan 10 and World Houston 16	5.97%	557,467	11/05/2016	54,487	60,131	63,132
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	518,885	09/05/2017	53,298	57,368	60,310
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington (1)	7.50%	539,747	05/05/2019	47,169	59,087	61,052
Blue Heron Distribution Center II	5.39%	16,176	02/29/2020	4,430	1,026	1,161
40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/2021	72,223	66,805	69,376
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	420,045	06/05/2021	44,770	59,827	61,970
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord Distribution Center, Interstate Distribution Center V, VI & VII, Lakeview Business Center, Ridge Creek Distribution Center II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	60,791	50,519	52,369
				$470,368	499,793	607,766

(1)	This mortgage loan has a recourse liability of $5.0 million which will be released based on the secured properties generating certain base rent amounts.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Unsecured Debt follows:

			Balance at December 31,
	Interest Rate	Maturity Date	2013	2012
			(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/15/2018	$80,000	80,000
$50 Million Unsecured Term Loan	3.910%	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (2)	3.752%	12/20/2020	75,000	—
$100 Million Senior Unsecured Notes (3)	3.800%	08/28/2025	100,000	—
			$305,000	130,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 175 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.770% as of December 31, 2013. See Note 13 for additional information on the interest rate swap.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of December 31, 2013. See Note 13 for additional information on the interest rate swaps.

(3)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

The Company’s unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2013.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Principal payments on long-term debt, including secured and unsecured debt, due during the next five years as of December 31, 2013 are as follows:

Years Ending December 31,	(In thousands)

2014	$48,862
2015	102,287
2016	92,717
2017	58,145
2018	141,218

(7)	UNSECURED BANK CREDIT FACILITIES

EastGroup repaid and replaced its former $200 million credit facility in January 2013 with a new $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2013, the weighted average interest rate was 1.343% on a balance of $85,000,000. The Company had an additional $140,000,000 remaining on the unsecured bank credit facility at that date.

Also in January 2013, EastGroup repaid and replaced its former $25 million credit facility with a new $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the new $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2013, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2013, the interest rate was 1.343% on a balance of $3,952,000. The Company had an additional $21,048,000 remaining on the unsecured bank credit facility at that date.

Average unsecured bank credit facilities borrowings were $112,971,000 in 2013 compared to $85,113,000 in 2012 with weighted average interest rates of 1.87% in 2013 compared to 1.61% in 2012.  Weighted average interest rates (including amortization of loan costs) were 2.23% for 2013 and 2.01% for 2012.  Amortization of unsecured bank credit facilities costs was $410,000, $342,000 and $300,000 for 2013, 2012 and 2011, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2013.

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2013	2012
	(In thousands)
Property taxes payable	$15,507	12,107
Development costs payable	7,679	7,170
Interest payable	3,658	2,615
Dividends payable on unvested restricted stock	1,928	1,191
Other payables and accrued expenses	8,332	5,831
Total Accounts Payable and Accrued Expenses	$37,104	28,914

(9)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	December 31,
	2013	2012
	(In thousands)
Security deposits	$11,359	9,668
Prepaid rent and other deferred income	10,101	7,930

Acquired below-market lease intangibles	2,972	1,541
Accumulated amortization of below-market lease intangibles	(874)	(391)
Acquired below-market lease intangibles, net of accumulated amortization	2,098	1,150

Interest rate swap liabilities	244	645
Other liabilities	56	693
Total Other Liabilities	$23,858	20,086

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
	Common Shares
Shares outstanding at beginning of year	29,928,490	27,658,059	26,973,531
Common stock offerings	890,085	2,179,153	586,977
Stock options exercised	4,500	4,500	9,250
Dividend reinvestment plan	3,577	3,915	5,989
Incentive restricted stock granted	112,099	111,732	79,491
Incentive restricted stock forfeited	—	—	(233)
Director common stock awarded	7,469	7,326	6,618
Director restricted stock granted	417	—	—
Restricted stock withheld for tax obligations	(9,412)	(36,195)	(3,564)
Shares outstanding at end of year	30,937,225	29,928,490	27,658,059
Common Stock Issuances
During 2013, EastGroup issued 890,085 shares of its common stock through its continuous common equity program with net proceeds to the company of $53.2 million.

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
There were 1,971,164 total shares available for grant under the 2013 Equity Plan as of December 31, 2013. Under the 2004 Plan, total shares available for grant were 1,330,619 and 1,406,156 at December 31, 2012 and 2011, respectively. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost was $5,087,000, $4,087,000 and $2,486,000 for 2013, 2012 and 2011, respectively, of which $1,253,000, $920,000 and $304,000 were capitalized as part of the Company’s development costs for the respective years.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Equity Awards
The purpose of the restricted stock plan is to act as a retention device since it allows participants to benefit from dividends on shares as well as potential stock appreciation.  The vesting periods of the Company’s restricted stock plans vary, as determined by the Compensation Committee.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee.  Restricted stock is granted to non-executive officers subject only to continued service.  The cost for performance-based awards is amortized using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  The cost for market-based awards and awards that only require service is amortized on a straight-line basis over the requisite service periods.

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

In March 2013, the Compensation Committee evaluated the Company's performance compared to a variety of goals for the year ended December 31, 2012.  Based on the evaluation, 36,813 shares were awarded to the Company’s executive officers at a weighted average grant date fair value of $57.10 per share.  These shares vested 20% on the dates shares were determined and awarded and will vest 20% per year on January 1 in years 2014, 2015, 2016 and 2017.  The shares will be expensed on a straight-line basis over the remaining service period.

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

In the second quarter of 2013, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon the attainment of certain annual performance goals (primarily funds from operations (FFO) per share and total shareholder return).  These goals are for the year ended December 31, 2013, so any shares issued upon attainment of these goals will be determined by the Compensation Committee and issued in the first quarter of 2014.  The number of shares to be issued on the grant date could range from zero to 42,780.  These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2013, EastGroup’s Board of Directors approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2013 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ended December 31, 2013. Any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee and issued in the first quarter of 2014.  The number of shares to be issued on the grant date could range from zero to 45,288.  These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

In the third quarter of 2013, 20,950 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares, which have a grant date fair value of $55.34 per share, will vest 20% per year on January 1 in years 2014, 2015, 2016, 2017 and 2018.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2013, there was $8,596,000 of unrecognized compensation cost related to unvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.93 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2013, 2012 and 2011. Of the shares that vested in 2013, 2012 and 2011, 9,412 shares, 36,195 shares and 3,564 shares, respectively, were withheld by the Company to satisfy the tax obligations for those

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees who elected this option as permitted under the applicable equity plan. As shown in the table below, the fair value of shares that were granted during 2013, 2012 and 2011 was $6,364,000, $5,451,000 and $3,576,000, respectively. As of the vesting date, the fair value of shares that vested during 2013, 2012 and 2011 was $1,700,000, $6,630,000 and $613,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	212,206	$42.84	235,929	$38.90	170,575	$36.29
Granted	112,099	56.77	111,732	48.79	79,491	44.99
Forfeited	—	—	—	—	(233)	35.85
Vested	(30,316)	52.32	(135,455)	40.88	(13,904)	41.77
Unvested at end of year	293,989	47.17	212,206	42.84	235,929	38.90

Following is a vesting schedule of the total unvested shares as of December 31, 2013:

Unvested Shares Vesting Schedule	Number of Shares
2014	80,579
2015	73,066
2016	65,117
2017	23,037
2018	16,190
2019	16,200
2020	19,800
Total Unvested Shares	293,989

Employee Stock Options
The Company has not granted stock options to employees since 2002.  Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested.  There were no employee stock option exercises during 2013 or 2012. The intrinsic value realized by employees from the exercise of options during 2011 was $5,000.  There were no employee stock options granted, forfeited, or expired during the years presented.  Following is a summary of the total employee stock options exercised with related weighted average exercise share prices for 2013, 2012 and 2011.

Stock Option Activity:	Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	—	$—	250	$25.30
Exercised	—	—	—	—	(250)	25.30
Outstanding at end of year	—	—	—	—	—	—
Exercisable at end of year	—	$—	—	$—	—	$—

Directors Equity Awards
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Directors were issued 7,469 shares, 7,326 shares and 6,618 shares of common stock as annual retainer awards for 2013, 2012 and 2011, respectively. In addition, during 2013, 417 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $59.97 per share, will vest 25% per year on December 6 in years 2014, 2015, 2016 and 2017.  Stock-based compensation expense for directors was $395,000, $330,000 and $270,000 for 2013, 2012 and 2011, respectively.

The intrinsic value realized by directors from the exercise of options was $172,000, $116,000 and $183,000 for 2013, 2012 and 2011, respectively. There were no director stock options granted or expired during the years presented below.  Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2013, 2012 and 2011.

Stock Option Activity:	Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,500	$26.60	9,000	$25.31	18,000	$24.33
Exercised	(4,500)	26.60	(4,500)	24.02	(9,000)	23.36
Outstanding at end of year	—	—	4,500	26.60	9,000	25.31
Exercisable at end of year	—	$—	4,500	$26.60	9,000	$25.31

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated Other Comprehensive Income (Loss) for 2013, 2012 and 2011 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for additional information on the Company’s interest rate swaps.

	2013	2012	2011
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$(392)	—	—
Change in fair value of interest rate swaps	2,021	(392)	—
Balance at end of year	$1,629	(392)	—

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has three interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed one $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013; the swaps convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationships are highly effective.

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

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $2,183,000 will be reclassified from Other Comprehensive Income as an increase to Interest Expense over the next twelve months.

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

As of December 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2013	Notional Amount as of December 31, 2012
Interest Rate Swap	$80,000,000	$80,000,000
Interest Rate Swap	$60,000,000	—
Interest Rate Swap	$15,000,000	—

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of December 31, 2013		Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$1,692,000	Other Assets	$—
Interest rate swap liabilities	Other Liabilities	244,000	Other Liabilities	645,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income on derivative	$1,350	(593)	—
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(671)	(201)	—
MARK TO MARKET DERIVATIVES
Interest Rate Swaps:
Amount of loss recognized in earnings upon swap designation	—	(242)	—

See Note 12 for additional information on the Company's Accumulated Other Comprehensive Income (Loss) resulting from its interest rate swaps.

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

As of December 31, 2013, the fair value of derivatives in an asset position related to these agreements was $1,692,000, and the fair value of derivatives in a liability position related to these agreements was $244,000. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreements at the swap termination value. As of December 31, 2013, the swap termination value of derivatives in an asset position was an asset in the amount of $1,760,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $171,000.

(14)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2013	2012	2011
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$32,615	32,384	22,359
Denominator – weighted average shares outstanding	30,162	28,577	26,897
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$32,615	32,384	22,359
Denominator:
Weighted average shares outstanding	30,162	28,577	26,897
Common stock options	1	3	6
Unvested restricted stock	106	97	68
Total Shares	30,269	28,677	26,971

(15)	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013 Quarter Ended				2012 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$48,424	49,351	51,427	53,918	46,462	46,289	46,794	47,024
Expenses	(41,117)	(41,596)	(42,932)	(45,137)	(41,165)	(40,175)	(40,001)	(39,211)
Income from continuing operations	7,307	7,755	8,495	8,781	5,297	6,114	6,793	7,813
Income from discontinued operations	1	35	19	832	225	1,970	104	4,572
Net income	7,308	7,790	8,514	9,613	5,522	8,084	6,897	12,385
Net income attributable to noncontrolling interest in joint ventures	(154)	(147)	(151)	(158)	(119)	(111)	(126)	(147)
Net income attributable to EastGroup Properties, Inc. common stockholders	$7,154	7,643	8,363	9,455	5,403	7,973	6,771	12,238
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.24	0.25	0.28	0.31	0.20	0.28	0.23	0.41
Weighted average shares outstanding	29,809	29,991	30,281	30,556	27,647	28,246	28,912	29,491
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.24	0.25	0.28	0.31	0.19	0.28	0.23	0.41
Weighted average shares outstanding	29,890	30,096	30,400	30,699	27,718	28,341	29,030	29,614

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

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $550,000, $425,000 and $382,000 for 2013, 2012 and 2011, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2013 and 2012.

	December 31,
	2013		2012
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$8	8	1,258	1,258
Mortgage loans receivable, net of discount	8,870	9,040	9,323	9,748
Interest rate swap assets	1,692	1,692	—	—
Financial Liabilities:
Secured debt	499,793	519,390	607,766	661,408
Unsecured debt	305,000	294,860	130,000	130,776
Unsecured bank credit facilities	88,952	89,140	76,160	76,160
Interest rate swap liabilities	244	244	645	645

(1)	Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

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
Interest rate swap assets (included in Other Assets on the Consolidated Balances Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 13 for additional information on the Company's interest rate swaps.
Secured debt: The fair value of the Company’s secured debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input).
Unsecured debt: The fair value of the Company’s unsecured debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input).
Unsecured bank credit facilities: The fair value of the Company’s unsecured bank credit facilities is estimated by discounting expected cash flows at current market rates (Level 2 input).
Interest rate swap liabilities (included in Other Liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 13 for additional information on the Company's interest rate swaps.

(19)	SUBSEQUENT EVENTS

EastGroup noted no significant subsequent events through February 14, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 14, 2014, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013, which are included in the 2013 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(Signed) KPMG LLP
Jackson, Mississippi
February 14, 2014

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$—	843	3,567	3,862	843	7,429	8,272	4,984	1993	1981/86/97
Jetport Commerce Park	—	1,575	6,591	4,473	1,575	11,064	12,639	6,796	1993-99	1974-85
Westport Commerce Center	—	980	3,800	2,447	980	6,247	7,227	3,926	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,355	883	5,278	6,161	3,156	1997	1996
Benjamin Distribution Center III	—	407	1,503	458	407	1,961	2,368	1,414	1999	1988
Palm River Center	—	1,190	4,625	2,208	1,190	6,833	8,023	3,844	1997/98	1990/97/98
Palm River North I & III (i)	5,019	1,005	4,688	2,245	1,005	6,933	7,938	3,498	1998	2000
Palm River North II (i)	4,605	634	4,418	381	634	4,799	5,433	2,908	1997/98	1999
Palm River South I	—	655	3,187	557	655	3,744	4,399	1,408	2000	2005
Palm River South II	—	655	—	4,360	655	4,360	5,015	1,743	2000	2006
Walden Distribution Center I	—	337	3,318	447	337	3,765	4,102	1,720	1997/98	2001
Walden Distribution Center II	—	465	3,738	932	465	4,670	5,135	2,256	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,364	1,109	7,490	8,599	2,961	1998	1998
Oak Creek Distribution Center II	—	647	3,603	1,046	647	4,649	5,296	1,799	2003	2001
Oak Creek Distribution Center III	—	439	—	3,178	556	3,061	3,617	861	2005	2007
Oak Creek Distribution Center IV	—	805	6,472	578	805	7,050	7,855	1,857	2005	2001
Oak Creek Distribution Center V	—	724	—	5,815	916	5,623	6,539	1,593	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,039	812	4,869	5,681	1,002	2005	2008
Oak Creek Distribution Center IX	—	618	—	4,918	781	4,755	5,536	729	2005	2009
Oak Creek Distribution Center A	—	185	—	1,428	185	1,428	1,613	280	2005	2008
Oak Creek Distribution Center B	—	227	—	1,485	227	1,485	1,712	277	2005	2008
Airport Commerce Center	—	1,257	4,012	825	1,257	4,837	6,094	2,204	1998	1998
Westlake Distribution Center (i)	6,394	1,333	6,998	1,638	1,333	8,636	9,969	4,309	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,026	915	6,372	7,287	2,537	2002	2004
Expressway Commerce Center II	—	1,013	3,247	367	1,013	3,614	4,627	1,535	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	533	4,131	28,030	32,161	2,337	2011	1987/90
Tampa East Distribution Center	—	791	4,758	26	791	4,784	5,575	562	2011	1984
Tampa West Distribution Center	—	2,246	8,868	905	2,246	9,773	12,019	908	2011	1975/93/94
Madison Distribution Center	—	495	2,779	254	495	3,033	3,528	259	2012	2007

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Orlando
Chancellor Center	—	291	1,711	217	291	1,928	2,219	1,009	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,019	603	4,433	5,036	2,838	1994	1975
Exchange Distribution Center II	—	300	945	266	300	1,211	1,511	552	2002	1976
Exchange Distribution Center III	—	320	997	386	320	1,383	1,703	668	2002	1980
Sunbelt Distribution Center	—	1,474	5,745	5,287	1,474	11,032	12,506	6,955	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	824	497	3,268	3,765	1,578	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	191	512	3,804	4,316	2,199	1998	1999
Altamonte Commerce Center I	—	1,518	2,661	2,065	1,518	4,726	6,244	3,125	1999	1980/82
Altamonte Commerce Center II	—	745	2,618	1,089	745	3,707	4,452	1,610	2003	1975
Sunport Center I	—	555	1,977	667	555	2,644	3,199	1,232	1999	1999
Sunport Center II	—	597	3,271	1,436	597	4,707	5,304	2,981	1999	2001
Sunport Center III	—	642	3,121	755	642	3,876	4,518	1,705	1999	2002
Sunport Center IV	—	642	2,917	970	642	3,887	4,529	1,560	1999	2004
Sunport Center V	—	750	2,509	1,913	750	4,422	5,172	2,281	1999	2005
Sunport Center VI	—	672	—	3,429	672	3,429	4,101	1,001	1999	2006
Southridge Commerce Park I	—	373	—	4,478	373	4,478	4,851	2,320	2003	2006
Southridge Commerce Park II	—	342	—	4,417	342	4,417	4,759	1,764	2003	2007
Southridge Commerce Park III	—	547	—	5,420	547	5,420	5,967	1,417	2003	2007
Southridge Commerce Park IV (h)	3,527	506	—	4,561	506	4,561	5,067	1,307	2003	2006
Southridge Commerce Park V (h)	3,248	382	—	4,283	382	4,283	4,665	1,580	2003	2006
Southridge Commerce Park VI	—	571	—	5,101	571	5,101	5,672	1,166	2003	2007
Southridge Commerce Park VII	—	520	—	6,295	520	6,295	6,815	1,549	2003	2008
Southridge Commerce Park VIII	—	531	—	6,254	531	6,254	6,785	1,178	2003	2008
Southridge Commerce Park IX	—	468	—	5,858	468	5,858	6,326	356	2003	2012
Southridge Commerce Park X	—	414	—	4,824	414	4,824	5,238	52	2003	2012
Southridge Commerce Park XI	—	513	—	5,795	513	5,795	6,308	149	2003	2012
Southridge Commerce Park XII	—	2,025	—	16,915	2,025	16,915	18,940	2,766	2005	2008
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	2,838	1,147	4,637	5,784	2,080	1989	1978
Phillips Distribution Center	—	1,375	2,961	4,250	1,375	7,211	8,586	4,405	1994	1984/95
Lake Pointe Business Park (j)	12,794	3,442	6,450	6,772	3,442	13,222	16,664	8,697	1993	1986/87
Ellis Distribution Center	—	540	7,513	969	540	8,482	9,022	3,765	1997	1977

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Westside Distribution Center	—	1,170	12,400	4,508	1,170	16,908	18,078	8,652	1997	1984
12th Street Distribution Center	—	841	2,974	1,375	841	4,349	5,190	798	2008	1985
Beach Commerce Center	—	476	1,899	614	476	2,513	2,989	1,130	2000	2000
Interstate Distribution Center	—	1,879	5,700	1,549	1,879	7,249	9,128	2,866	2005	1990
Fort Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	1,567	616	3,807	4,423	2,732	1996	1986
Cypress Creek Business Park	—	—	2,465	1,630	—	4,095	4,095	2,426	1997	1986
Lockhart Distribution Center	—	—	3,489	2,282	—	5,771	5,771	3,384	1997	1986
Interstate Commerce Center	—	485	2,652	704	485	3,356	3,841	1,933	1998	1988
Executive Airport Commerce Ctr (n)	8,834	1,991	4,857	5,087	1,991	9,944	11,935	3,687	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	2,907	2,202	11,692	13,894	6,404	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	1,744	975	5,370	6,345	2,922	1999	1986
Blue Heron Distribution Center II	1,026	1,385	4,222	809	1,385	5,031	6,416	1,986	2004	1988
Blue Heron Distribution Center III	—	450	—	2,663	450	2,663	3,113	484	2004	2009
Fort Myers
SunCoast Commerce Center I	—	911	—	4,758	928	4,741	5,669	1,213	2005	2008
SunCoast Commerce Center II	—	911	—	4,952	928	4,935	5,863	1,388	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,376	1,763	6,333	8,096	1,168	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center I (k)	10,870	2,197	8,788	1,836	2,308	10,513	12,821	4,916	1996	1986/87
Wiegman Distribution Center II	—	2,579	4,316	2	2,579	4,318	6,897	176	2012	1998
Huntwood Distribution Center (k)	17,963	3,842	15,368	1,990	3,842	17,358	21,200	8,474	1996	1988
San Clemente Distribution Center	—	893	2,004	852	893	2,856	3,749	1,345	1997	1978
Yosemite Distribution Center	—	259	7,058	1,019	259	8,077	8,336	3,805	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	2,860	643	2,573	512	643	3,085	3,728	1,555	1996	1980
Dominguez Distribution Center (e)	8,594	2,006	8,025	1,170	2,006	9,195	11,201	4,725	1996	1977
Main Street Distribution Center	—	1,606	4,103	787	1,606	4,890	6,496	2,279	1999	1999
Walnut Business Center (e)	7,132	2,885	5,274	1,136	2,885	6,410	9,295	3,067	1996	1966/90
Washington Distribution Center (e)	5,505	1,636	4,900	639	1,636	5,539	7,175	2,539	1997	1996/97
Chino Distribution Center (f)	10,117	2,544	10,175	1,623	2,544	11,798	14,342	5,984	1998	1980
Industry Distribution Center I (e)	18,799	10,230	12,373	1,899	10,230	14,272	24,502	6,600	1998	1959

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Industry Distribution Center III (e)	2,190	—	3,012	(157)	—	2,855	2,855	2,852	2007	1992
Chestnut Business Center	—	1,674	3,465	209	1,674	3,674	5,348	1,537	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	2,890	1,363	8,343	9,706	4,510	1996	1986
Santa Barbara
University Business Center	—	5,517	22,067	4,895	5,520	26,959	32,479	13,661	1996	1987/88
Castilian Research Center	—	2,719	1,410	4,840	2,719	6,250	8,969	1,111	2005	2007
Fresno
Shaw Commerce Center (e)	14,007	2,465	11,627	4,164	2,465	15,791	18,256	8,505	1998	1978/81/87
San Diego
Eastlake Distribution Center (m)	7,532	3,046	6,888	1,629	3,046	8,517	11,563	4,284	1997	1989
Ocean View Corporate Center (n)	10,478	6,577	7,105	475	6,577	7,580	14,157	1,601	2010	2005
TEXAS
Dallas
Interstate Distribution Center I & II (g)	6,269	1,746	4,941	2,306	1,746	7,247	8,993	5,108	1988	1978
Interstate Distribution Center III (g)	2,272	519	2,008	732	519	2,740	3,259	1,477	2000	1979
Interstate Distribution Center IV	—	416	2,481	402	416	2,883	3,299	1,105	2004	2002
Interstate Distribution Center V, VI & VII (h)	4,987	1,824	4,106	1,234	1,824	5,340	7,164	1,627	2009	1979/80/81
Venture Warehouses (g)	5,154	1,452	3,762	2,180	1,452	5,942	7,394	4,103	1988	1979
Stemmons Circle (g)	2,062	363	2,014	581	363	2,595	2,958	1,529	1998	1977
Ambassador Row Warehouses	—	1,156	4,625	2,444	1,156	7,069	8,225	4,356	1998	1958/65
North Stemmons II	—	150	583	435	150	1,018	1,168	398	2002	1971
North Stemmons III	—	380	2,066	48	380	2,114	2,494	443	2007	1974
Shady Trail Distribution Center (i)	2,850	635	3,621	730	635	4,351	4,986	1,636	2003	1998
Valwood Distribution Center	—	4,361	34,405	320	4,361	34,725	39,086	1,756	2012	1986/87/97/98
Northfield Distribution Center	—	12,471	50,713	245	12,471	50,958	63,429	1,800	2013	1999-2001/03/04/08
Houston
Northwest Point Business Park	—	1,243	5,640	4,649	1,243	10,289	11,532	6,103	1994	1984/85
Lockwood Distribution Center	—	749	5,444	1,983	749	7,427	8,176	3,798	1997	1968/69
West Loop Distribution Center (g)	5,252	905	4,383	2,246	905	6,629	7,534	3,701	1997/2000	1980
World Houston Int'l Business Ctr 1 & 2 (f)	5,488	660	5,893	1,227	660	7,120	7,780	3,852	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	5,882	1,025	6,413	1,000	1,025	7,413	8,438	3,638	1998	1998
World Houston Int'l Business Ctr 6 (g)	2,273	425	2,423	414	425	2,837	3,262	1,514	1998	1998

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 7 & 8 (g)	6,553	680	4,584	4,139	680	8,723	9,403	4,331	1998	1998
World Houston Int'l Business Ctr 9 (g)	4,685	800	4,355	1,566	800	5,921	6,721	2,215	1998	1998
World Houston Int'l Business Ctr 10	—	933	4,779	325	933	5,104	6,037	1,937	2001	1999
World Houston Int'l Business Ctr 11	—	638	3,764	1,155	638	4,919	5,557	2,178	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	203	340	2,622	2,962	1,353	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	282	282	2,851	3,133	1,667	2000	2002
World Houston Int'l Business Ctr 14	—	722	2,629	535	722	3,164	3,886	1,456	2000	2003
World Houston Int'l Business Ctr 15 (m)	4,275	731	—	5,831	731	5,831	6,562	2,542	2000	2007
World Houston Int'l Business Ctr 16 (l)	4,109	519	4,248	1,124	519	5,372	5,891	2,266	2000	2005
World Houston Int'l Business Ctr 17 (i)	2,491	373	1,945	785	373	2,730	3,103	969	2000	2004
World Houston Int'l Business Ctr 18	—	323	1,512	251	323	1,763	2,086	615	2005	1995
World Houston Int'l Business Ctr 19 (j)	2,714	373	2,256	905	373	3,161	3,534	1,628	2000	2004
World Houston Int'l Business Ctr 20 (j)	3,273	1,008	1,948	1,307	1,008	3,255	4,263	1,551	2000	2004
World Houston Int'l Business Ctr 21 (f)	2,758	436	—	3,474	436	3,474	3,910	957	2000/03	2006
World Houston Int'l Business Ctr 22 (m)	3,122	436	—	4,356	436	4,356	4,792	1,347	2000	2007
World Houston Int'l Business Ctr 23 (f)	5,599	910	—	7,026	910	7,026	7,936	1,903	2000	2007
World Houston Int'l Business Ctr 24	—	837	—	5,453	837	5,453	6,290	1,705	2005	2008
World Houston Int'l Business Ctr 25	—	508	—	3,648	508	3,648	4,156	880	2005	2008
World Houston Int'l Business Ctr 26 (n)	2,694	445	—	3,194	445	3,194	3,639	752	2005	2008
World Houston Int'l Business Ctr 27	—	837	—	4,964	837	4,964	5,801	987	2005	2008
World Houston Int'l Business Ctr 28 (n)	3,404	550	—	4,049	550	4,049	4,599	789	2005	2009
World Houston Int'l Business Ctr 29 (n)	3,640	782	—	4,136	974	3,944	4,918	761	2007	2009
World Houston Int'l Business Ctr 30 (n)	4,921	981	—	5,668	1,222	5,427	6,649	1,223	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	3,643	684	3,643	4,327	509	2008	2011
World Houston Int'l Business Ctr 31B	—	546	—	3,075	546	3,075	3,621	106	2008	2012
World Houston Int'l Business Ctr 32 (h)	4,551	1,146	—	5,391	1,427	5,110	6,537	408	2007	2012
World Houston Int'l Business Ctr 33	—	1,166	—	7,849	1,166	7,849	9,015	257	2011	2013
World Houston Int'l Business Ctr 34	—	439	—	3,332	439	3,332	3,771	70	2005	2012
World Houston Int'l Business Ctr 35	—	340	—	2,470	340	2,470	2,810	35	2005	2012
World Houston Int'l Business Ctr 36	—	685	—	4,795	685	4,795	5,480	63	2011	2013
World Houston Int'l Business Ctr 38	—	1,053	—	7,112	1,053	7,112	8,165	67	2011	2013
America Plaza (g)	4,349	662	4,660	918	662	5,578	6,240	2,814	1998	1996

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Central Green Distribution Center (g)	3,295	566	4,031	130	566	4,161	4,727	1,995	1999	1998
Glenmont Business Park (g)	6,692	936	6,161	2,504	936	8,665	9,601	4,270	1998	1999/2000
Techway Southwest I	—	729	3,765	2,174	729	5,939	6,668	2,787	2000	2001
Techway Southwest II (j)	4,239	550	3,689	1,282	550	4,971	5,521	1,798	2000	2004
Techway Southwest III (m)	4,012	597	—	5,562	751	5,408	6,159	2,036	1999	2006
Techway Southwest IV (n)	4,593	535	—	5,670	674	5,531	6,205	1,256	1999	2008
Beltway Crossing I	—	458	5,712	1,684	458	7,396	7,854	3,170	2002	2001
Beltway Crossing II (m)	2,062	415	—	2,751	415	2,751	3,166	915	2005	2007
Beltway Crossing III (m)	2,299	460	—	3,069	460	3,069	3,529	1,066	2005	2008
Beltway Crossing IV (m)	2,260	460	—	3,010	460	3,010	3,470	1,064	2005	2008
Beltway Crossing V (n)	4,004	701	—	4,709	701	4,709	5,410	1,429	2005	2008
Beltway Crossing VI (h)	4,619	618	—	6,017	618	6,017	6,635	1,100	2005	2008
Beltway Crossing VII (h)	4,590	765	—	5,828	765	5,828	6,593	1,315	2005	2009
Beltway Crossing VIII	—	721	—	4,576	721	4,576	5,297	467	2005	2011
Beltway Crossing IX	—	418	—	2,113	418	2,113	2,531	104	2007	2012
Beltway Crossing X	—	733	—	3,871	733	3,871	4,604	159	2007	2012
Beltway Crossing XI	—	690	—	4,092	690	4,092	4,782	50	2007	2013
Kirby Business Center (i)	2,797	530	3,153	339	530	3,492	4,022	1,164	2004	1980
Clay Campbell Distribution Center	—	742	2,998	384	742	3,382	4,124	1,345	2005	1982
Ten West Crossing 1	—	566	—	2,962	566	2,962	3,528	81	2012	2013
El Paso
Butterfield Trail	—	—	20,725	7,155	—	27,880	27,880	15,211	1997/2000	1987/95
Rojas Commerce Park (g)	5,089	900	3,659	2,742	900	6,401	7,301	4,366	1999	1986
Americas Ten Business Center I (i)	2,751	526	2,778	1,159	526	3,937	4,463	1,921	2001	2003
San Antonio
Alamo Downs Distribution Center (l)	6,135	1,342	6,338	1,116	1,342	7,454	8,796	3,535	2004	1986/2002
Arion Business Park (l)	28,507	4,143	31,432	5,294	4,143	36,726	40,869	13,678	2005	1988-2000/06
Arion 14 (l)	2,602	423	—	3,307	423	3,307	3,730	1,050	2005	2006
Arion 16 (f)	2,760	427	—	3,485	427	3,485	3,912	821	2005	2007
Arion 17 (l)	3,191	616	—	3,958	616	3,958	4,574	1,576	2005	2007
Arion 18 (h)	1,909	418	—	2,324	418	2,324	2,742	784	2005	2008
Wetmore Business Center (m)	9,819	1,494	10,804	2,776	1,494	13,580	15,074	5,393	2005	1998/99
Wetmore Phase II, Building A (n)	2,768	412	—	3,328	412	3,328	3,740	1,145	2006	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Wetmore Phase II, Building B (n)	3,009	505	—	3,560	505	3,560	4,065	995	2006	2008
Wetmore Phase II, Building C (n)	3,027	546	—	3,543	546	3,543	4,089	453	2006	2008
Wetmore Phase II, Building D (n)	6,183	1,056	—	7,297	1,056	7,297	8,353	1,498	2006	2008
Fairgrounds Business Park (m)	7,642	1,644	8,209	1,879	1,644	10,088	11,732	3,508	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	265	1,083	6,914	7,997	488	2011	2000
Thousand Oaks 1	—	607	—	4,067	607	4,067	4,674	153	2008	2012
Thousand Oaks 2	—	794	—	4,719	794	4,719	5,513	187	2008	2012
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	823	837	4,172	5,009	2,266	1996	1971
Broadway Industrial Park II	—	455	482	161	455	643	1,098	381	1999	1971
Broadway Industrial Park III	—	775	1,742	525	775	2,267	3,042	1,114	2000	1983
Broadway Industrial Park IV	—	380	1,652	783	380	2,435	2,815	1,208	2000	1986
Broadway Industrial Park V	—	353	1,090	120	353	1,210	1,563	576	2002	1980
Broadway Industrial Park VI (f)	2,180	599	1,855	636	599	2,491	3,090	1,195	2002	1979
Broadway Industrial Park VII	—	450	650	95	450	745	1,195	63	2011	1999
Kyrene Distribution Center	76	1,490	4,453	1,269	1,490	5,722	7,212	3,153	1999	1981/2001
Southpark Distribution Center	—	918	2,738	609	918	3,347	4,265	1,317	2001	2000
Santan 10 Distribution Center I (l)	2,633	846	2,647	282	846	2,929	3,775	1,174	2001	2005
Santan 10 Distribution Center II (f)	4,379	1,088	—	5,119	1,088	5,119	6,207	1,648	2004	2007
Metro Business Park	—	1,927	7,708	5,665	1,927	13,373	15,300	8,162	1996	1977/79
35th Avenue Distribution Center	—	418	2,381	412	418	2,793	3,211	1,269	1997	1967
51st Avenue Distribution Center	—	300	2,029	805	300	2,834	3,134	1,585	1998	1987
East University Distribution Center I & II (f)	4,783	1,120	4,482	1,179	1,120	5,661	6,781	2,962	1998	1987/89
East University Distribution Center III	—	444	698	99	444	797	1,241	127	2010	1981
55th Avenue Distribution Center (f)	3,806	912	3,717	767	917	4,479	5,396	2,468	1998	1987
Interstate Commons Dist Ctr I	—	798	3,632	1,537	798	5,169	5,967	2,337	1999	1988
Interstate Commons Dist Ctr II	—	320	2,448	365	320	2,813	3,133	1,216	1999	2000
Interstate Commons Dist Ctr III	—	242	—	2,954	242	2,954	3,196	691	2000	2008
Airport Commons	—	1,000	1,510	1,093	1,000	2,603	3,603	1,141	2003	1971
40th Avenue Distribution Center (n)	4,982	703	—	6,028	703	6,028	6,731	1,269	2004	2008
Sky Harbor Business Park	—	5,839	—	21,145	5,839	21,145	26,984	3,956	2006	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Tucson
Country Club I (j)	4,792	506	3,564	2,173	693	5,550	6,243	2,017	1997/2003	1994/2003
Country Club II	—	442	3,381	37	442	3,418	3,860	856	2007	2000
Country Club III & IV	—	1,407	—	11,755	1,575	11,587	13,162	2,165	2007	2009
Airport Distribution Center	—	1,103	4,672	1,533	1,103	6,205	7,308	3,211	1998	1995
Southpointe Distribution Center	—	—	3,982	2,950	—	6,932	6,932	3,499	1999	1989
Benan Distribution Center	—	707	1,842	626	707	2,468	3,175	1,136	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park (f)	15,498	2,758	15,932	3,278	2,758	19,210	21,968	6,234	2006	1987-89
Lindbergh Business Park	—	470	3,401	303	470	3,704	4,174	1,163	2007	2001/03
Commerce Park 1 (m)	3,738	765	4,303	671	765	4,974	5,739	1,399	2007	1983
Commerce Park 2 (h)	1,459	335	1,603	158	335	1,761	2,096	322	2010	1987
Commerce Park 3 (h)	2,127	558	2,225	272	558	2,497	3,055	475	2010	1981
Nations Ford Business Park (m)	14,641	3,924	16,171	2,380	3,924	18,551	22,475	6,240	2007	1989/94
Airport Commerce Center	—	1,454	10,136	922	1,454	11,058	12,512	2,562	2008	2001/02
Interchange Park I	—	986	7,949	454	986	8,403	9,389	1,722	2008	1989
Interchange Park II	—	746	1,456	21	746	1,477	2,223	22	2013	2000
Ridge Creek Distribution Center I	—	1,284	13,163	777	1,284	13,940	15,224	2,525	2008	2006
Ridge Creek Distribution Center II (h)	10,433	3,033	11,497	459	3,033	11,956	14,989	823	2011	2003
Waterford Distribution Center	—	654	3,392	396	654	3,788	4,442	589	2008	2000
Lakeview Business Center (h)	4,727	1,392	5,068	330	1,392	5,398	6,790	516	2011	1996
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	3,589	2,861	9,926	12,787	6,495	1997	1979
Riverbend Business Park	—	2,592	17,623	5,350	2,592	22,973	25,565	10,996	1997	1984
COLORADO
Denver
Rampart Distribution Center I (l)	4,409	1,023	3,861	1,438	1,023	5,299	6,322	3,534	1988	1987
Rampart Distribution Center II (l)	2,905	230	2,977	958	230	3,935	4,165	2,443	1996/97	1996/97
Rampart Distribution Center III (l)	4,442	1,098	3,884	1,386	1,098	5,270	6,368	2,465	1997/98	1999
Concord Distribution Center (h)	4,342	1,051	4,773	413	1,051	5,186	6,237	1,522	2007	2000
Centennial Park (n)	4,268	750	3,319	1,697	750	5,016	5,766	1,175	2007	1990

REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	285	4,933	5,379	10,312	1,177	2009	1997
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	2,577	343	7,584	7,927	4,255	1997	1981
Tower Automotive	—	—	9,958	1,199	17	11,140	11,157	3,739	2001	2002
Metro Airport Commerce Center I	—	303	1,479	968	303	2,447	2,750	1,312	2001	2003
TENNESSEE
Memphis
Air Park Distribution Center I	—	250	1,916	1,336	250	3,252	3,502	1,613	1998	1975
OKLAHOMA
Oklahoma City
Northpointe Commerce Center	—	777	3,113	841	998	3,733	4,731	1,766	1998	1996/97
	498,595	263,390	919,699	595,470	265,871	1,512,688	1,778,559	550,071
Industrial Development (d):
FLORIDA
Oak Creek land	—	1,946	—	3,128	2,374	2,700	5,074	—	2005	n/a
Madison land	—	1,189	—	559	1,189	559	1,748	—	2012	n/a
Horizon Commerce Park I	—	991	—	4,310	991	4,310	5,301	—	2008	n/a
Horizon Commerce Park land	—	12,274	—	12,400	12,360	12,314	24,674	—	2008/09	n/a
SunCoast land	—	10,926	—	6,932	11,104	6,754	17,858	—	2006	n/a
TEXAS
North Stemmons land	—	537	—	276	537	276	813	—	2001	n/a
Valwood land	—	404	—	32	416	20	436	—	2012	n/a
World Houston Int'l Business Ctr 37	—	759	—	4,620	759	4,620	5,379	—	2011	2013
World Houston Int'l Business Ctr 39	—	620	—	1,016	620	1,016	1,636	—	2011	n/a
World Houston Int'l Business Ctr 40	—	1,072	—	958	1,072	958	2,030	—	2011	n/a
World Houston Int'l Business Ctr land	—	1,628	—	1,081	1,628	1,081	2,709	—	2000/06	n/a
World Houston Int'l Business Ctr land - expansion	—	4,718	—	7,004	9,540	2,182	11,722	—	2011	n/a
Ten West Crossing 2	—	829	—	3,260	833	3,256	4,089	26	2012	2013
Ten West Crossing 3	—	609	—	3,760	613	3,756	4,369	—	2012	2013
Ten West Crossing 4	—	694	—	2,767	699	2,762	3,461	—	2012	n/a

REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Ten West Crossing 5	—	933	—	479	940	472	1,412	—	2012	n/a
Ten West Crossing land	—	2,351	—	866	2,367	850	3,217	—	2012	n/a
Lee Road land	—	3,068	—	2,152	3,822	1,398	5,220	—	2007	n/a
West Road land	—	3,303	—	1,988	3,304	1,987	5,291	—	2012	n/a
Americas Ten Business Center II & III land	—	1,365	—	1,079	1,365	1,079	2,444	—	2001	n/a
Thousand Oaks 3	—	772	—	3,528	772	3,528	4,300	16	2008	2013
Alamo Ridge land	—	2,288	—	2,232	2,288	2,232	4,520	—	2007	n/a
Thousand Oaks 4	—	753	—	277	753	277	1,030	—	2013	n/a
ARIZONA
Airport Distribution Center II land	—	300	—	117	300	117	417	—	2000	n/a
Kyrene land	—	3,220	—	1,153	3,219	1,154	4,373	—	2011	n/a
Chandler Freeways	—	1,525	—	6,333	1,525	6,333	7,858	—	2012	2013
NORTH CAROLINA
Steele Creek I	—	879	—	3,388	890	3,377	4,267	—	2013	n/a
Steele Creek II	—	879	—	2,462	890	2,451	3,341	—	2013	n/a
Steele Creek land	—	4,058	—	1,876	4,072	1,862	5,934	—	2013	n/a
Airport Commerce Center III land	—	855	—	565	855	565	1,420	—	2008	n/a
COLORADO
Rampart IV (l)	1,198	590	—	1,128	589	1,129	1,718	—	2012	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	1,198	66,642	—	82,125	72,993	75,774	148,767	42
Total real estate owned (a)(b)	$499,793	330,032	919,699	677,595	338,864	1,588,462	1,927,326	550,113
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)  Changes in Real Estate Properties follow:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$1,768,032	1,662,593	1,521,177
Purchases of real estate properties	65,387	48,934	80,624
Development of real estate properties	76,240	55,404	42,148
Improvements to real estate properties	21,438	18,164	18,686
Carrying amount of investments sold	(3,475)	(16,756)	—
Write-off of improvements	(296)	(307)	(42)
Balance at end of year (1)	$1,927,326	1,768,032	1,662,593

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $1,794,000 at December 31, 2013 and $1,794,000 at December 31, 2012 and in University Business Center of $6,496,000 and $6,418,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$496,247	451,805	403,187
Depreciation expense	54,284	51,564	48,648
Accumulated depreciation on assets sold	(126)	(6,819)	—
Other	(292)	(303)	(30)
Balance at end of year	$550,113	496,247	451,805

(b)
The estimated aggregate cost of real estate properties at December 31, 2013 for federal income tax purposes was approximately $1,893,741,000 before estimated accumulated tax depreciation of $356,567,000.  The federal income tax return for the year ended December 31, 2013, has not been filed and accordingly, this estimate is based on preliminary data.

(c)	The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)	The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)
EastGroup has a $59,087,000 limited recourse first mortgage loan with an insurance company secured by Dominguez, Industry Distribution Center I & III, Kingsview, Shaw, Walnut, and Washington.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)
EastGroup has a $57,368,000 non-recourse first mortgage loan with an insurance company secured by Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue, and World Houston 1 & 2 and 21 & 23.

(g)
EastGroup has a $59,827,000 non-recourse first mortgage loan with an insurance company secured by America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II, and World Houston 3-9.

(h)
EastGroup has a $50,519,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway VI & VII, Commerce Park II & III, Concord Distribution Center, Interstate Distribution Center V, VI & VII, Lakeview Business Center, Ridge Creek Distribution Center II, Southridge IV & V and World Houston 32.

(i)
EastGroup has a $26,907,000 non-recourse first mortgage loan with an insurance company secured by Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II, and World Houston 17.

(j)	EastGroup has a $27,812,000 non-recourse first mortgage loan with an insurance company secured by Country Club I, Lake Pointe, Techway Southwest II, and World Houston 19 & 20.

(k)	EastGroup has a $28,833,000 non-recourse first mortgage loan with an insurance company secured by Huntwood and Wiegman.

(l)	EastGroup has a $60,131,000 non-recourse first mortgage loan with an insurance company secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II, III & IV, Santan 10, and World Houston 16.

(m)
EastGroup has a $61,402,000 non-recourse first mortgage loan with an insurance company secured by Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV, and World Houston 15 & 22.

(n)
EastGroup has a $66,805,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII, and World Houston 26, 28, 29 & 30.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

	Number of Loans	Interest Rate		Maturity Date	Periodic Payment Terms
First mortgage loans:
S&K Properties - Florida	1	6.00%	(a)	10/2016	Principal of $4,000 and interest due monthly; balloon payment of $3,456,000 due at maturity (10/08/16)
JCB Limited - California	1	5.25%		10/2017	Principal and interest due monthly
JCB Limited - California	1	5.25%		10/2017	Principal and interest due monthly
Total mortgage loans (b)	3

	Face Amount of Mortgages Dec. 31, 2013	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (c)
	(In thousands)
First mortgage loans:
S&K Properties - Florida	$3,793	3,769		—
JCB Limited - California	2,068	2,068		—
JCB Limited - California	3,033	3,033		—
Total mortgage loans	$8,894	8,870	(d)(e)	—

(a)
This mortgage loan has a stated interest rate of 6.0% and an effective interest rate of 6.4%.  A discount on mortgage loan receivable of $198,000 was recognized at the inception of the loan and is shown in the table in footnote (d) below.

(b)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(c)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(d)	Changes in mortgage loans follow:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$9,323	4,110	4,131
Advances on mortgage loans receivable	—	5,223	—
Payments on mortgage loans receivable	(463)	(20)	(33)
Amortization of discount on mortgage loan receivable	10	10	12
Balance at end of year	$8,870	9,323	4,110

(e)  The aggregate cost for federal income tax purposes is approximately $8.89 million.  The federal income tax return for the year ended December 31, 2013, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2013, is based on preliminary data.

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
February 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 14, 2014	February 14, 2014

*	*
H. Eric Bolton, Jr., Director	Hayden C. Eaves III, Director
February 14, 2014	February 14, 2014

*	*
Fredric H. Gould, Director	Mary Elizabeth McCormick, Director
February 14, 2014	February 14, 2014

*	*
David M. Osnos, Director	Leland R. Speed, Chairman of the Board
February 14, 2014	February 14, 2014

/s/ N. KEITH MCKEY
* By N. Keith McKey, Attorney-in-fact
February 14, 2014

/s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer,
President & Director
(Principal Executive Officer)
February 14, 2014

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
February 14, 2014

/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 14, 2014

EXHIBIT INDEX

(3)	Exhibits:

The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	EastGroup Properties, Inc. Bylaws, effective May 29, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 31, 2013).

(10)	Material Contracts (*Indicates management or compensatory agreement):
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed January 7, 2009).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed January 7, 2009).*

(c)
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

(d)
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 9, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 30, 2013).

(e)
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

(f)
First Amendment to 2012 Term Loan Agreement dated as of January 31, 2013 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2012).

(g)
Second Amendment to the 2012 Term Loan Agreement, dated as of August 9, 2013 by and among EastGroup Properties, Inc., EastGroup Properties, L.P., PNC Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 30, 2013).

(h)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 24, 2012).

(i)
Sales Agency Financing Agreement dated as of September 20, 2012 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed September 24, 2012).

(j)	EastGroup Properties, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy material for the 2013 Annual Meeting of Stockholders).*
(k)	EastGroup Properties, Inc. Director Compensation Program (incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended June 30, 2013).*
(l)
Note Purchase Agreement, dated as of August 28, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and the purchasers of the notes party thereto (including the form of the 3.80% Senior Notes due August 28, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2013).

(m)
2013 Term Loan Agreement dated as of December 13, 2013 by and among EastGroup Properties, L.P., EastGroup Properties, Inc., PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as lead arranger and bookrunner, and each of the financial institutions party thereto as lenders (filed herewith).

(12)	Statement of computation of ratio of earnings to combined fixed charges and preferred stock distributions (filed herewith)

(21)	Subsidiaries of EastGroup Properties, Inc. (filed herewith).

(23)	Consent of KPMG LLP (filed herewith).

(24)	Powers of attorney (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a)	David H. Hoster II, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a)	David H. Hoster II, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.