Form 10-Q
period 2014-03-31
EASTGROUP PROPERTIES INC
filed 2014-04-21
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of April 18, 2014 was 31,299,928.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2014

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate properties	$1,796,623	1,778,559
Development	151,125	148,767
	1,947,748	1,927,326
Less accumulated depreciation	(562,185)	(550,113)
	1,385,563	1,377,213
Unconsolidated investment	2,858	2,764
Cash	1,880	8
Other assets	90,629	93,427
TOTAL ASSETS	$1,480,930	1,473,412

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$494,256	499,793
Unsecured debt	305,000	305,000
Unsecured bank credit facilities	99,359	88,952
Accounts payable and accrued expenses	28,161	37,104
Other liabilities	25,336	23,858
Total Liabilities	952,112	954,707

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 31,299,928 shares issued and outstanding at March 31, 2014 and 30,937,225 at December 31, 2013	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	810,414	790,535
Distributions in excess of earnings	(286,851)	(278,169)
Accumulated other comprehensive income	592	1,629
Total Stockholders’ Equity	524,158	513,998
Noncontrolling interest in joint ventures	4,660	4,707
Total Equity	528,818	518,705
TOTAL LIABILITIES AND EQUITY	$1,480,930	1,473,412

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Income from real estate operations	$52,777	48,153
Other income	35	48
	52,812	48,201
EXPENSES
Expenses from real estate operations	15,012	13,542
Depreciation and amortization	17,168	15,562
General and administrative	3,448	3,364
Acquisition costs	—	29
	35,628	32,497
OPERATING INCOME	17,184	15,704
OTHER INCOME (EXPENSE)
Interest expense	(8,986)	(8,621)
Other	316	224
INCOME FROM CONTINUING OPERATIONS	8,514	7,307
INCOME FROM DISCONTINUED OPERATIONS	—	1
NET INCOME	8,514	7,308
Net income attributable to noncontrolling interest in joint ventures	(142)	(154)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	8,372	7,154

Other comprehensive income (loss) - cash flow hedges	(1,037)	222
TOTAL COMPREHENSIVE INCOME	$7,335	7,376

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.27	0.24
Income from discontinued operations	0.00	0.00
Net income attributable to common stockholders	$0.27	0.24
Weighted average shares outstanding	30,806	29,809
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.27	0.24
Income from discontinued operations	0.00	0.00
Net income attributable to common stockholders	$0.27	0.24
Weighted average shares outstanding	30,886	29,890
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$8,372	7,153
Income from discontinued operations	—	1
Net income attributable to common stockholders	$8,372	7,154
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2013	$3	790,535	(278,169)	1,629	4,707	518,705
Net income	—	—	8,372	—	142	8,514
Net unrealized change in fair value of interest rate swap	—	—	—	(1,037)	—	(1,037)
Common dividends declared – $.54 per share	—	—	(17,054)	—	—	(17,054)
Stock-based compensation, net of forfeitures	—	2,069	—	—	—	2,069
Issuance of 321,645 shares of common stock, common stock offering, net of expenses	—	19,602	—	—	—	19,602
Issuance of 833 shares of common stock, dividend reinvestment plan	—	52	—	—	—	52
Withheld 31,417 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,844)	—	—	—	(1,844)
Distributions to noncontrolling interest	—	—	—	—	(189)	(189)
BALANCE, MARCH 31, 2014	$3	810,414	(286,851)	592	4,660	528,818

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$8,514	7,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	17,168	15,562
Depreciation and amortization from discontinued operations	—	53
Stock-based compensation expense	1,677	1,370
Gain on sales of land and real estate investments	(95)	—
Changes in operating assets and liabilities:
Accrued income and other assets	1,768	(24)
Accounts payable, accrued expenses and prepaid rent	(11,320)	(6,910)
Other	(101)	(98)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,611	17,261
INVESTING ACTIVITIES
Real estate development	(21,231)	(17,254)
Real estate improvements	(4,258)	(4,577)
Proceeds from sales of real estate investments	3,471	—
Repayments on mortgage loans receivable	39	26
Changes in accrued development costs	3,413	473
Changes in other assets and other liabilities	(2,325)	(2,214)
NET CASH USED IN INVESTING ACTIVITIES	(20,891)	(23,546)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	64,078	66,325
Repayments on unsecured bank credit facilities	(53,671)	(50,890)
Repayments on secured debt	(5,532)	(6,106)
Debt issuance costs	(21)	(1,441)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(17,322)	(15,975)
Proceeds from common stock offerings	19,602	13,798
Proceeds from dividend reinvestment plan	50	50
Other	(2,032)	(710)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,152	5,051

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,872	(1,234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8	1,258
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,880	24
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,110 and $1,291 for 2014 and 2013, respectively	$9,701	8,257

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2013 annual report on Form 10-K and the notes thereto.

Certain reclassifications have been made in the 2013 consolidated financial statements to conform to the 2014 presentation.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At March 31, 2014 and December 31, 2013, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2014 and December 31, 2013, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $13,973,000 and $13,057,000 for the three months ended March 31, 2014 and 2013, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties and development at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate properties:
Land	$267,906	265,871
Buildings and building improvements	1,221,847	1,210,318
Tenant and other improvements	306,870	302,370
Development	151,125	148,767
	1,947,748	1,927,326
Less accumulated depreciation	(562,185)	(550,113)
	$1,385,563	1,377,213

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles for continuing and discontinued operations was $1,212,000 and $778,000 for the three months ended March 31, 2014 and 2013, respectively.  Amortization of above and below market leases increased rental income by $87,000 for the three months ended March 31, 2014, and decreased rental income by $37,000 for the same period in 2013.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EastGroup did not acquire any operating properties during the first three months of 2014. During the year ended December 31, 2013, the Company acquired Northfield Distribution Center in Dallas, Texas, and Interchange Park II in Charlotte, North Carolina. The Company purchased these properties for a total cost of $72,397,000, of which $65,387,000 was allocated to real estate properties.  The Company allocated $13,218,000 of the total purchase price to land using third party land valuations for the Dallas and Charlotte markets.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $8,399,000 to in-place lease intangibles, $158,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $1,547,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

EastGroup did not have any acquisition-related costs in the three months ended March 31, 2014; the Company expensed $29,000 during the three months ended March 31, 2013.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at March 31, 2014 and December 31, 2013.

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

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

Prior to the adoption of ASU 2014-08, the results of operations for the operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  Interest expense was not generally allocated to the properties held for sale or whose operations were included under Discontinued Operations unless the mortgage was required to be paid in full upon the sale of the property.

During the first quarter of 2014, EastGroup sold one operating property (58,000 square feet) for $3,600,000 and recognized a gain of $95,000. The results of operations and gain on sale for the property sold during the period are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gain on sale is included in Other.

During 2013, the Company sold three operating properties (49,000 square feet) for $3,198,000 and recognized gains of $798,000. The results of operations for the properties sold during 2013 are reported under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of revenue and expense for the properties sold or held for sale during 2013.

	Three Months Ended March 31,
DISCONTINUED OPERATIONS	2014	2013
	(In thousands)
Income from real estate operations	$—	74
Expenses from real estate operations	—	(20)
Property net operating income from discontinued operations	—	54
Depreciation and amortization	—	(53)
Income from discontinued operations	$—	1

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$49,454	48,473
Accumulated amortization of leasing costs	(19,365)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	30,089	29,618

Straight-line rents receivable	24,557	24,030
Allowance for doubtful accounts on straight-line rents receivable	(295)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,262	23,654

Accounts receivable	3,369	4,863
Allowance for doubtful accounts on accounts receivable	(403)	(349)
Accounts receivable, net of allowance for doubtful accounts	2,966	4,514

Acquired in-place lease intangibles	15,961	16,793
Accumulated amortization of acquired in-place lease intangibles	(5,746)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	10,215	11,427

Acquired above market lease intangibles	1,753	1,835
Accumulated amortization of acquired above market lease intangibles	(662)	(659)
Acquired above market lease intangibles, net of accumulated amortization	1,091	1,176

Mortgage loans receivable	8,854	8,894
Discount on mortgage loans receivable	(21)	(24)
Mortgage loans receivable, net of discount	8,833	8,870

Loan costs	8,070	8,050
Accumulated amortization of loan costs	(3,904)	(3,601)
Loan costs, net of accumulated amortization	4,166	4,449

Interest rate swap assets	1,494	1,692
Goodwill	990	990
Prepaid expenses and other assets	6,523	7,037
Total Other Assets	$90,629	93,427

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Property taxes payable	$8,410	15,507
Development costs payable	11,092	7,679
Interest payable	2,644	3,658
Dividends payable on unvested restricted stock	1,660	1,928
Other payables and accrued expenses	4,355	8,332
Total Accounts Payable and Accrued Expenses	$28,161	37,104

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Security deposits	$11,483	11,359
Prepaid rent and other deferred income	9,793	10,101

Acquired below-market lease intangibles	2,781	2,972
Accumulated amortization of below-market lease intangibles	(854)	(874)
Acquired below-market lease intangibles, net of accumulated amortization	1,927	2,098

Interest rate swap liabilities	1,071	244
Prepaid tenant improvement reimbursements	1,000	40
Other liabilities	62	16
Total Other Liabilities	$25,336	23,858

(11)	COMPREHENSIVE INCOME

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$1,629	(392)
Change in fair value of interest rate swaps	(1,037)	222
Balance at end of period	$592	(170)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments.

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

The Company currently has three interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed an $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013; the swaps convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationships are highly effective.

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

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $2,251,000 will be reclassified from Other Comprehensive Income as an increase to Interest Expense over the next twelve months.

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

As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2014	Notional Amount as of December 31, 2013
Interest Rate Swap	$80,000,000	$80,000,000
Interest Rate Swap	$60,000,000	$60,000,000
Interest Rate Swap	$15,000,000	$15,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. See Note 17 for additional information on the fair value of the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Derivatives As of March 31, 2014		Derivatives As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$1,494,000	Other Assets	$1,692,000
Interest rate swap liabilities	Other Liabilities	1,071,000	Other Liabilities	244,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income on derivatives	$(1,601)	73
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(564)	(149)

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

As of March 31, 2014, the fair value of derivatives in an asset position related to these agreements was $1,494,000, and the fair value of derivatives in a liability position related to these agreements was $1,071,000. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligation under the agreements at the swap termination value. As of March 31, 2014, the swap termination value of derivatives in an asset position was an asset in the amount of $1,528,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $1,031,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$8,372	7,154
Denominator – weighted average shares outstanding	30,806	29,809
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$8,372	7,154
Denominator:
Weighted average shares outstanding	30,806	29,809
Common stock options	—	3
Unvested restricted stock	80	78
Total Shares	30,886	29,890

(14)	STOCK-BASED COMPENSATION

The Company follows the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $2,069,000 and $1,831,000 for the three months ended March 31, 2014 and 2013, respectively, of which $511,000 and $551,000 were capitalized as part of the Company’s development costs. Stock-based compensation expense for directors was $119,000 and $90,000 for the three months ended March 31, 2014 and 2013, respectively.

In March 2014, the Compensation Committee of the Company’s Board of Directors (the Committee) evaluated the Company's performance compared to certain annual performance goals for the year ended December 31, 2013. Based on the evaluation, 39,211 shares were awarded to the Company's executive officers at a grant date fair value of $61.96 per share. These shares vested 20% on the date shares were determined and awarded and will vest 20% per year on January 1 in years 2015, 2016, 2017 and 2018. The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2014, the Committee evaluated the Company's total shareholder return, both on an absolute basis for 2013 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2013. Based on the evaluation, 32,431 shares were awarded to the Company's executive officers at a grant date fair value of $61.96 per share. These shares vested 25% on the date shares were determined and awarded and will vest 25% per year on January 1 in years 2015, 2016 and 2017. The shares will be expensed on a straight-line basis over the remaining service period.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first three months of 2014, the Company withheld 31,417 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first three months of 2014 was $5,656,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
Award Activity:	March 31, 2014
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	294,406	$47.19
Granted	71,642	61.96
Forfeited	—	—
Vested	(96,532)	50.75
Unvested at end of period	269,516	$49.84

(15)	RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

(16)	RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs released by the FASB through the date the financial statements were issued and determined that ASU 2014-08 applies to the Company, as discussed in Note 7.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,880	1,880	8	8
Mortgage loans receivable, net of discount	8,833	9,010	8,870	9,040
Interest rate swap assets	1,494	1,494	1,692	1,692
Financial Liabilities:
Secured debt	494,256	517,263	499,793	519,390
Unsecured debt	305,000	298,169	305,000	294,860
Unsecured bank credit facilities	99,359	99,719	88,952	89,140
Interest rate swap liabilities	1,071	1,071	244	244

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
Interest rate swap assets (included in Other Assets on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company's interest rate swaps.
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

EastGroup noted no significant subsequent events through April 21, 2014.

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

The Company believes its current operating cash flows and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain financing from insurance companies and financial institutions. The continuous common equity program provided net proceeds to the Company of $19.6 million in the first three months of 2014, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the three months ended March 31, 2014, leases expired on 1,376,000 square feet (4.2% of EastGroup’s total square footage of 32,671,000), and the Company was successful in renewing or re-leasing 86% of the expiring square feet.  In addition, EastGroup leased 265,000 square feet of other vacant space during this period.  During the first three months of 2014, average rental rates on new and renewal leases increased by 6.2%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 1.4% for the quarter ended March 31, 2014, as compared to the same quarter in 2013.

EastGroup’s total leased percentage was 96.0% at March 31, 2014, compared to 94.4% at March 31, 2013.  Leases scheduled to expire for the remainder of 2014 were 7.9% of the portfolio on a square foot basis at March 31, 2014, and this figure was reduced to 6.8% as of April 18, 2014.

The Company generates new sources of leasing revenue through its development and acquisition programs. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first three months of 2014, EastGroup acquired 28.6 acres of development land in Dallas for $3,022,000. Also during the first three months of 2014, the Company began construction of 11 development projects containing 894,000 square feet in Houston, San Antonio, Charlotte, Orlando and Phoenix.  EastGroup also transferred three properties (265,000 square feet) in Phoenix, Charlotte and Houston from its development program to real estate properties with costs of $17.0 million at the date of transfer.  As of March 31, 2014, EastGroup’s development program consisted of 21 projects (1,836,000 square feet) located in Houston, San Antonio, Orlando, Charlotte, Phoenix and Denver.  The projected total cost for the development projects, which were collectively 33% leased as of April 18, 2014, is $133.0 million, of which $71.9 million remained to be invested as of March 31, 2014.

Typically, the Company initially funds its development and acquisition programs through its $250 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace short-term bank borrowings. In March 2014, Moody's Investor Services affirmed the Company's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations.  PNOI was calculated as follows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income from real estate operations	$52,777	48,153
Expenses from real estate operations	(15,012)	(13,542)
PROPERTY NET OPERATING INCOME	$37,765	34,611

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

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
NET INCOME	$8,514	7,308
Interest income	(127)	(133)
Gain on sales of real estate investments	(95)	—
Equity in earnings of unconsolidated investment	(94)	(91)
Other income	(35)	(48)
Income from discontinued operations	—	(1)
Depreciation and amortization from continuing operations	17,168	15,562
Interest expense	8,986	8,621
General and administrative expense	3,448	3,364
Acquisition costs	—	29
PROPERTY NET OPERATING INCOME	$37,765	34,611

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$8,372	7,154
Depreciation and amortization from continuing operations	17,168	15,562
Depreciation and amortization from discontinued operations	—	53
Depreciation from unconsolidated investment	33	33
Depreciation and amortization from noncontrolling interest	(52)	(62)
Gain on sales of real estate investments	(95)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25,426	22,740
Net income attributable to common stockholders per diluted share	$0.27	0.24
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.82	0.76
Diluted shares for earnings per share and funds from operations	30,886	29,890

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the first quarter of 2014 was $.82 per share compared with $.76 per share for the same period of 2013, an increase of 7.9% per share.

•
For the three months ended March 31, 2014, PNOI increased by $3,154,000, or 9.1%, compared to the same period in 2013. PNOI increased $1,535,000 from newly developed properties, $1,174,000 from 2013 acquisitions and $480,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 1.4% for the three months ended March 31, 2014, compared to the same period in 2013.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended March 31, 2014, was 94.9% compared to 93.4% for the same period of 2013.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.16 per square foot for the three months ended March 31, 2014, compared to $5.09 per square foot for the same period of 2013.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2014, was 95.1%.  Quarter-end occupancy ranged from 93.6% to 95.7% over the period from March 31, 2013 to December 31, 2013.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.4% of total square footage) averaged 6.2% for the first quarter of 2014.

•
Lease termination fee income for the three months ended March 31, 2014 was $119,000 compared to $427,000 for the same period of 2013. Bad debt expense for the three months ended March 31, 2014 was $13,000 compared to $47,000 for the same period last year.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2013 taxable income to its stockholders and expects to distribute all of its taxable income in 2014.  Accordingly, no significant provision for income taxes was necessary in 2013, nor is any significant income tax provision expected to be necessary for 2014.

FINANCIAL CONDITION

EastGroup’s assets were $1,480,930,000 at March 31, 2014, an increase of $7,518,000 from December 31, 2013.  Liabilities decreased $2,595,000 to $952,112,000, and equity increased $10,113,000 to $528,818,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $18,064,000 during the three months ended March 31, 2014, primarily due to capital improvements at the Company’s properties and the transfer of three properties from Development, as detailed under Development below.  These increases were offset by the sale of one operating property in Oklahoma City for $3,600,000.

During the three months ended March 31, 2014, the Company made capital improvements of $4,130,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $1,881,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at March 31, 2014 consisted of properties in lease-up and under construction of $61,094,000 and prospective development (primarily land) of $90,031,000.  The Company’s total investment in development at March 31, 2014 was $151,125,000 compared to $148,767,000 at December 31, 2013.  Total capital invested for development during the first three months of 2014 was $21,231,000, which consisted of costs of $18,852,000 and $498,000 as detailed in the development activity table below and costs of $1,881,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,147,000 and $1,069,000 for the three months ended March 31, 2014 and 2013, respectively. The increase in capitalized internal development costs in 2014 as compared to 2013 resulted from increased activity in the Company's development program in 2014.

During the first three months of 2014, EastGroup purchased 28.6 acres of development land in Dallas for $3,022,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred three development properties to Real Estate Properties during the first three months of 2014 with a total investment of $16,992,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2014 (1)	For the Three Months Ended 3/31/2014	Cumulative as of 3/31/2014	Estimated Total Costs	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Thousand Oaks 3, San Antonio, TX	66,000	$—	86	4,386	5,000	07/13
Ten West Crossing 2, Houston, TX	46,000	—	79	4,168	5,300	09/13
World Houston 37, Houston, TX	101,000	—	693	6,072	7,100	09/13
Horizon I, Orlando, FL	109,000	—	691	5,992	7,700	02/14
Ten West Crossing 4, Houston, TX	68,000	—	541	4,002	4,800	02/14
Steele Creek II, Charlotte, NC	71,000	—	1,054	4,395	5,300	03/14
Total Lease-Up	461,000	—	3,144	29,015	35,200
UNDER CONSTRUCTION						Anticipated Building Completion Date
World Houston 39, Houston, TX	94,000	—	1,811	3,447	5,700	05/14
Steele Creek III, Charlotte, NC	108,000	2,172	1,325	3,497	8,200	08/14
Ten West Crossing 6, Houston, TX	64,000	928	603	1,531	4,800	08/14
World Houston 41, Houston, TX	104,000	1,184	1,112	2,296	6,900	08/14
Kyrene 202 I, Phoenix, AZ	75,000	971	369	1,340	6,700	09/14
Kyrene 202 II, Phoenix, AZ	45,000	575	219	794	3,900	09/14
Rampart IV, Denver, CO	84,000	—	753	2,471	8,300	09/14
Ten West Crossing 5, Houston, TX	101,000	—	1,158	2,570	7,000	09/14
West Road I, Houston, TX	63,000	1,014	685	1,699	4,900	09/14
West Road II, Houston, TX	100,000	1,612	1,104	2,716	6,500	09/14
World Houston 40, Houston, TX	202,000	—	1,663	3,693	11,700	09/14
Horizon II, Orlando, FL	123,000	2,526	140	2,666	8,600	10/14
Steele Creek IV, Charlotte, NC	54,000	938	76	1,014	4,000	10/14
Alamo Ridge I, San Antonio, TX	96,000	1,341	76	1,417	6,500	11/14
Alamo Ridge II, San Antonio, TX	62,000	866	62	928	4,100	11/14
Total Under Construction	1,375,000	14,127	11,156	32,079	97,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	286,000	(1,546)	166	2,993	20,200
Tucson, AZ	70,000	—	—	417	4,900
Fort Myers, FL	663,000	—	—	17,858	50,000
Orlando, FL	1,144,000	(2,526)	434	22,582	82,600
Tampa, FL	519,000	—	94	6,916	31,100
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	256,000	(3,110)	62	4,306	17,600
Dallas, TX	445,000	—	3,024	4,273	30,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,558,000	(4,738)	632	24,053	103,300
San Antonio, TX	320,000	(2,207)	140	3,483	21,700
Total Prospective Development	5,540,000	(14,127)	4,552	90,031	375,500
	7,376,000	$—	18,852	151,125	508,500
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2014	Building Size (Square feet)					Building Completion Date
Chandler Freeways, Phoenix, AZ	126,000	$—	—	7,858		11/13
Steele Creek I, Charlotte, NC	71,000	—	(46)	4,221		02/14
Ten West Crossing 3, Houston, TX	68,000	—	544	4,913		09/13
Total Transferred to Real Estate Properties	265,000	$—	498	16,992	(2)
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $12,072,000 during the first three months of 2014 due primarily to depreciation expense, partially offset by accumulated depreciation on the property sold in the first quarter.

Other Assets
Other Assets decreased $2,798,000 during the first three months of 2014.  A summary of Other Assets follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$49,454	48,473
Accumulated amortization of leasing costs	(19,365)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	30,089	29,618

Straight-line rents receivable	24,557	24,030
Allowance for doubtful accounts on straight-line rents receivable	(295)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,262	23,654

Accounts receivable	3,369	4,863
Allowance for doubtful accounts on accounts receivable	(403)	(349)
Accounts receivable, net of allowance for doubtful accounts	2,966	4,514

Acquired in-place lease intangibles	15,961	16,793
Accumulated amortization of acquired in-place lease intangibles	(5,746)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	10,215	11,427

Acquired above market lease intangibles	1,753	1,835
Accumulated amortization of acquired above market lease intangibles	(662)	(659)
Acquired above market lease intangibles, net of accumulated amortization	1,091	1,176

Mortgage loans receivable	8,854	8,894
Discount on mortgage loans receivable	(21)	(24)
Mortgage loans receivable, net of discount	8,833	8,870

Loan costs	8,070	8,050
Accumulated amortization of loan costs	(3,904)	(3,601)
Loan costs, net of accumulated amortization	4,166	4,449

Interest rate swap assets	1,494	1,692
Goodwill	990	990
Prepaid expenses and other assets	6,523	7,037
Total Other Assets	$90,629	93,427

Liabilities

Secured Debt decreased $5,537,000 during the three months ended March 31, 2014.  The decrease resulted from regularly scheduled principal payments of $5,532,000 and mortgage loan premium amortization of $5,000. Unsecured Debt remained the same during the three months ended March 31, 2014.

Unsecured Bank Credit Facilities increased $10,407,000 during the three months ended March 31, 2014, as a result of advances of $64,078,000 exceeding repayments of $53,671,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses decreased $8,943,000 during the first three months of 2014.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Property taxes payable	$8,410	15,507
Development costs payable	11,092	7,679
Interest payable	2,644	3,658
Dividends payable on unvested restricted stock	1,660	1,928
Other payables and accrued expenses	4,355	8,332
Total Accounts Payable and Accrued Expenses	$28,161	37,104

Other Liabilities increased $1,478,000 during the three months ended March 31, 2014.  A summary of the Company’s Other Liabilities follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Security deposits	$11,483	11,359
Prepaid rent and other deferred income	9,793	10,101

Acquired below-market lease intangibles	2,781	2,972
Accumulated amortization of below-market lease intangibles	(854)	(874)
Acquired below-market lease intangibles, net of accumulated amortization	1,927	2,098

Interest rate swap liabilities	1,071	244
Prepaid tenant improvement reimbursements	1,000	40
Other liabilities	62	16
Total Other Liabilities	$25,336	23,858

Equity

Additional Paid-In Capital increased $19,879,000 during the three months ended March 31, 2014.  The increase primarily resulted from the issuance of 321,645 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $19,602,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

For the three months ended March 31, 2014, Distributions in Excess of Earnings increased $8,682,000 as a result of dividends on common stock of $17,054,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $8,372,000.

Accumulated Other Comprehensive Income decreased $1,037,000 during the three months ended March 31, 2014. The decrease resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2014, was $8,372,000 ($0.27 per basic and diluted share) compared to $7,154,000 ($0.24 per basic and diluted share) for the same period in 2013.

PNOI for the three months ended March 31, 2014, increased by $3,154,000, or 9.1%, compared to the same period in 2013. PNOI increased $1,535,000 from newly developed properties, $1,174,000 from 2013 acquisitions and $480,000 from same property operations. Lease termination fee income exceeded bad debt expense by $106,000 for the three months ended March 31, 2014 and $380,000 for the same period of 2013. Straight-lining of rent increased income by $713,000 and $166,000 for the three months ended March 31, 2014 and 2013, respectively.

EastGroup signed 39 leases with free rent concessions on 836,000 square feet during the three months ended March 31, 2014, with total free rent concessions of $1,258,000 over the lives of the leases. During the same period of 2013, the Company signed 42 leases with free rent concessions on 850,000 square feet with total free rent concessions of $739,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.4% and 28.1% for the three months ended March 31, 2014 and 2013, respectively.  The Company’s percentage of leased square footage was 96.0% at March 31, 2014, compared to 94.4% at March 31, 2013.  Occupancy at March 31, 2014 was 95.1% compared to 93.6% at March 31, 2013.

Interest Expense increased $365,000 for the three months ended March 31, 2014, compared to the same period in 2013. The following table presents the components of Interest Expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$92,967	78,420	14,547
Weighted average variable interest rates (excluding loan cost amortization)	1.94%	2.12%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	445	410	35
Amortization of unsecured bank credit facilities costs	103	102	1
Total variable rate interest expense	548	512	36
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	6,715	8,159	(1,444)
Unsecured debt interest (1) (excluding loan cost amortization)	2,632	1,020	1,612
Amortization of secured debt costs	134	180	(46)
Amortization of unsecured debt costs	67	41	26
Total fixed rate interest expense	9,548	9,400	148
Total interest	10,096	9,912	184
Less capitalized interest	(1,110)	(1,291)	181
TOTAL INTEREST EXPENSE	$8,986	8,621	365

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $36,000 for the three months ended March 31, 2014, as compared to the same period last year due to increases in the Company's average unsecured bank credit facilities borrowings.

The Company's fixed rate interest expense increased by $148,000 for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to increases in unsecured debt interest resulting from the Company's unsecured debt described below.

A summary of Unsecured Debt follows:

UNSECURED DEBT	Interest Rate	Date Obtained	Maturity Date	March 31, 2014	December 31, 2013
				(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/31/2012	08/15/2018	$80,000	80,000
$50 Million Unsecured Term Loan	3.910%	12/21/2011	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (2)	3.752%	12/20/2013	12/20/2020	75,000	75,000
$100 Million Senior Unsecured Notes (3)	3.800%	08/28/2013	08/28/2025	100,000	100,000
				$305,000	305,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 175 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.770% as of March 31, 2014. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of March 31, 2014. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(3)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

The increase in unsecured debt interest was partially offset by a decrease in secured debt interest resulting from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $5,532,000 during the three months ended March 31, 2014. During the year ended December 31, 2013, regularly scheduled principal payments on secured debt were $24,420,000. The details of the secured debt repaid in 2013 are shown in the following table:

SECURED DEBT REPAID IN 2013	Interest Rate	Date Repaid	Payoff Amount
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	08/06/13	$33,476,000
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	12/06/13	50,057,000
Weighted Average/Total Amount	5.35%		$83,533,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $181,000 for the three months ended March 31, 2014, as compared to the same period of 2013.

Depreciation and Amortization expense from continuing operations increased $1,606,000 for the three months ended March 31, 2014, as compared to the same period in 2013 primarily due to the operating properties acquired by the Company in 2013 and the properties transferred from Development in 2013 and 2014.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three months ended March 31, 2014 and 2013 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2014	2013
		(In thousands)
Upgrade on Acquisitions	40 yrs	$26	83
Tenant Improvements:
New Tenants	Lease Life	1,629	2,260
New Tenants (first generation) (1)	Lease Life	—	68
Renewal Tenants	Lease Life	1,035	815
Other:
Building Improvements	5-40 yrs	654	585
Roofs	5-15 yrs	602	937
Parking Lots	3-5 yrs	154	148
Other	5 yrs	30	64
Total Capital Expenditures		$4,130	4,960

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three months ended March 31, 2014 and 2013 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2014	2013
		(In thousands)
Development	Lease Life	$439	606
New Tenants	Lease Life	707	665
New Tenants (first generation) (1)	Lease Life	—	2
Renewal Tenants	Lease Life	1,370	1,078
Total Capitalized Leasing Costs		$2,516	2,351
Amortization of Leasing Costs (2)		$1,983	1,780

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

Prior to the adoption of ASU 2014-08, the results of operations for the operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive

Income.  Interest expense was not generally allocated to the properties held for sale or whose operations were included under Discontinued Operations unless the mortgage was required to be paid in full upon the sale of the property.

During the first three months of 2014, EastGroup sold one operating property, Northpoint Commerce Center in Oklahoma City. The results of operations and gain on sale for the property sold during the period are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gain on sale is included in Other.

During 2013, the Company sold three operating properties: Tampa West Distribution Center V and VII and Tampa East Distribution Center II in Tampa. The results of operations for the properties sold during 2013 are reported under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.

See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2013.

	Three Months Ended March 31,
DISCONTINUED OPERATIONS	2014	2013
	(In thousands)
Income from real estate operations	$—	74
Expenses from real estate operations	—	(20)
Property net operating income from discontinued operations	—	54
Depreciation and amortization	—	(53)
Income from discontinued operations	$—	1

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs released by the FASB through the date the financial statements were issued and determined that the following ASU applies to the Company.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17,611,000 for the three months ended March 31, 2014.  The primary other sources of cash were from borrowings on unsecured bank credit facilities and proceeds from common stock offerings.  The Company distributed $17,322,000 in common stock dividends during the three months ended March 31, 2014.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, secured debt repayments and capital improvements at various properties.

Total debt at March 31, 2014 and December 31, 2013 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(In thousands)
Secured debt	$494,256	499,793
Unsecured debt	305,000	305,000
Unsecured bank credit facilities	99,359	88,952
Total debt	$898,615	893,745

EastGroup has a $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2014, the weighted average interest rate was 1.329% on a balance of $92,000,000.

The Company also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of March 31, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2014, the interest rate was 1.327% on a balance of $7,359,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace the short-term bank borrowings.  The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can obtain financing from insurance companies and financial institutions and issue common and/or preferred equity. In March 2014, Moody's Investor Services affirmed the Company's issuer rating of Baa2 with a stable outlook. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During the three months ended March 31, 2014, the Company issued and sold 321,645 shares of common stock under its continuous equity program at an average price of $62.18 per share with gross proceeds to the Company of $20,000,000. The Company incurred offering-related costs of $398,000 during the three months, resulting in net proceeds to the Company of $19,602,000. As of April 21, 2014, the Company has 9,678,355 shares of common stock remaining to sell under the program.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2013, did not materially change during the three months ended March 31, 2014, except for the increase in Unsecured Bank Credit Facilities and the decrease in Secured Debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 12 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of March 31, 2014.

	April – December 2014	2015	2016	2017		2018	Thereafter	Total	Fair Value
Secured debt (in thousands)	$43,325	102,287	92,717	58,145		11,218	186,564	494,256	517,263	(1)
Weighted average interest rate	5.58%	5.36%	5.79%	5.50%		5.22%	5.20%	5.41%

Unsecured debt (in thousands)	$—	—	—	—		130,000	175,000	305,000	298,169	(1)
Weighted average interest rate	—	—	—	—		3.21%	3.78%	3.54%

Unsecured bank credit facilities (in thousands)	$—	—	—	99,359	(2)	—	—	99,359	99,719	(3)
Weighted average interest rate	—	—	—	1.33%	(4)	—	—	1.33%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two unsecured bank credit facilities with balances of $92,000,000 on the $225 million unsecured bank credit facility and $7,359,000 on the $25 million unsecured bank credit facility as of March 31, 2014.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of March 31, 2014.

As the table above incorporates only those exposures that existed as of March 31, 2014, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities as shown above changes by 10% or approximately 13 basis points, interest expense and cash flows would increase or decrease by approximately $132,000 annually.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2013.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/14 thru 01/31/14	25,319	(1)	$57.93	—	—
02/01/14 thru 02/28/14	—		—	—	—
03/01/14 thru 03/31/14	6,098	(1)	61.96	—	—
Total	31,417		$58.71	—

(1)
As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:
(10.1)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed February 25, 2014).

(10.2)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed February 25, 2014).

(10.3)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.3 to the Company's Form 8-K filed February 25, 2014).

	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  April 21, 2014

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary