Form 10-Q
period 2014-06-30
EASTGROUP PROPERTIES INC
filed 2014-07-21
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2014                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of July 18, 2014 was 31,620,960.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2014

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate properties	$1,840,488	1,778,559
Development	184,618	148,767
	2,025,106	1,927,326
Less accumulated depreciation	(576,182)	(550,113)
	1,448,924	1,377,213
Real estate assets held for sale	425	—
Unconsolidated investment	2,832	2,764
Cash	19	8
Other assets	96,408	93,427
TOTAL ASSETS	$1,548,608	1,473,412

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$488,632	499,793
Unsecured debt	305,000	305,000
Unsecured bank credit facilities	142,392	88,952
Accounts payable and accrued expenses	45,017	37,104
Other liabilities	26,796	23,858
Total Liabilities	1,007,837	954,707

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 31,620,960 shares issued and outstanding at June 30, 2014 and 30,937,225 at December 31, 2013	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	832,061	790,535
Distributions in excess of earnings	(294,741)	(278,169)
Accumulated other comprehensive income (loss)	(1,148)	1,629
Total Stockholders’ Equity	536,175	513,998
Noncontrolling interest in joint ventures	4,596	4,707
Total Equity	540,771	518,705
TOTAL LIABILITIES AND EQUITY	$1,548,608	1,473,412

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Income from real estate operations	$53,801	48,957	106,578	97,110
Other income	18	139	53	186
	53,819	49,096	106,631	97,296
EXPENSES
Expenses from real estate operations	15,625	13,663	30,637	27,204
Depreciation and amortization	17,154	16,301	34,322	31,863
General and administrative	2,958	2,777	6,406	6,141
Acquisition costs	160	138	160	167
	35,897	32,879	71,525	65,375
OPERATING INCOME	17,922	16,217	35,106	31,921
OTHER INCOME (EXPENSE)
Interest expense	(8,898)	(8,717)	(17,884)	(17,338)
Other	218	255	534	479
INCOME FROM CONTINUING OPERATIONS	9,242	7,755	17,756	15,062
DISCONTINUED OPERATIONS
Income from real estate operations	—	35	—	36
INCOME FROM DISCONTINUED OPERATIONS	—	35	—	36
NET INCOME	9,242	7,790	17,756	15,098
Net income attributable to noncontrolling interest in joint ventures	(124)	(147)	(266)	(301)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	9,118	7,643	17,490	14,797

Other comprehensive income (loss) - cash flow hedges	(1,740)	2,118	(2,777)	2,340
TOTAL COMPREHENSIVE INCOME	$7,378	9,761	14,713	17,137

BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.29	0.25	0.56	0.49
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.29	0.25	0.56	0.49
Weighted average shares outstanding	31,137	29,991	30,972	29,900
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.29	0.25	0.56	0.49
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.29	0.25	0.56	0.49
Weighted average shares outstanding	31,244	30,096	31,063	29,990
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$9,118	7,608	17,490	14,761
Income from discontinued operations	—	35	—	36
Net income attributable to common stockholders	$9,118	7,643	17,490	14,797
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2013	$3	790,535	(278,169)	1,629	4,707	518,705
Net income	—	—	17,490	—	266	17,756
Net unrealized change in fair value of interest rate swaps	—	—	—	(2,777)	—	(2,777)
Common dividends declared – $1.08 per share	—	—	(34,062)	—	—	(34,062)
Stock-based compensation, net of forfeitures	—	3,908	—	—	—	3,908
Issuance of 634,138 shares of common stock, common stock offering, net of expenses	—	39,359	—	—	—	39,359
Issuance of 1,630 shares of common stock, dividend reinvestment plan	—	103	—	—	—	103
Withheld 31,417 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,844)	—	—	—	(1,844)
Distributions to noncontrolling interest	—	—	—	—	(377)	(377)
BALANCE, JUNE 30, 2014	$3	832,061	(294,741)	(1,148)	4,596	540,771

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$17,756	15,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	34,322	31,863
Depreciation and amortization from discontinued operations	—	80
Stock-based compensation expense	2,824	2,327
Gain on sales of land and real estate investments	(95)	—
Changes in operating assets and liabilities:
Accrued income and other assets	2,128	2,765
Accounts payable, accrued expenses and prepaid rent	(3,123)	743
Other	(80)	(62)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,732	52,814
INVESTING ACTIVITIES
Real estate development	(56,125)	(40,165)
Purchases of real estate	(41,751)	(69,952)
Real estate improvements	(9,912)	(9,501)
Proceeds from sales of real estate investments	3,471	—
Repayments on mortgage loans receivable	78	52
Changes in receivable for development infrastructure cost reimbursements	—	(1,351)
Changes in accrued development costs	12,076	2,970
Changes in other assets and other liabilities	(4,536)	(4,446)
NET CASH USED IN INVESTING ACTIVITIES	(96,699)	(122,393)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	165,969	194,775
Repayments on unsecured bank credit facilities	(112,529)	(94,002)
Repayments on secured debt	(11,152)	(12,296)
Debt issuance costs	(42)	(1,459)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(34,183)	(31,874)
Proceeds from common stock offerings	37,033	13,877
Proceeds from exercise of stock options	—	120
Proceeds from dividend reinvestment plan	103	105
Other	(2,221)	(915)
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,978	68,331

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11	(1,248)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8	1,258
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	10
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,336 and $2,560 for 2014 and 2013, respectively	$17,350	16,657

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At June 30, 2014 and December 31, 2013, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2014 and December 31, 2013, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $14,094,000 and $28,067,000 for the three and six months ended June 30, 2014, respectively, and $13,494,000 and $26,551,000 for the same periods in 2013.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties and development at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Real estate properties:
Land	$274,860	265,871
Buildings and building improvements	1,249,926	1,210,318
Tenant and other improvements	315,702	302,370
Development	184,618	148,767
	2,025,106	1,927,326
Less accumulated depreciation	(576,182)	(550,113)
	$1,448,924	1,377,213

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles for continuing and discontinued operations was $1,121,000 and $2,333,000 for the three and six months ended June 30, 2014, respectively, and $999,000 and $1,777,000 for the same periods in 2013.  Amortization of above and below market leases increased rental income by $89,000 and $176,000 for the three and six months ended June 30, 2014, respectively, and increased rental income by $27,000 for the three months ended June 30, 2013 and decreased rental income by $10,000 for the six months ended June 30, 2013.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2014, EastGroup acquired Ridge Creek Distribution Center III in Charlotte, North Carolina, and Colorado Crossing Distribution Center in Austin, Texas. The Company purchased these properties for a total cost of $41,751,000, of which $37,964,000 was allocated to real estate properties. The Company allocated $7,061,000 of the total purchase price to land using third party land valuations for the Charlotte and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $4,660,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $877,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the year ended December 31, 2013, the Company acquired Northfield Distribution Center in Dallas, Texas, and Interchange Park II in Charlotte, North Carolina. The Company purchased these properties for a total cost of $72,397,000, of which $65,387,000 was allocated to real estate properties.  The Company allocated $13,218,000 of the total purchase price to land using third party land valuations for the Dallas and Charlotte markets.  Intangibles associated with the purchase of real estate were allocated as follows:  $8,399,000 to in-place lease intangibles, $158,000 to above market leases, and $1,547,000 to below market leases.

EastGroup expensed acquisition-related costs of $160,000 in the three and six months ended June 30, 2014, and expensed $138,000 and $167,000 during the same periods of 2013.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at June 30, 2014 and December 31, 2013.

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

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

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

As of June 30, 2014, the Company owned one operating property, Tampa West Distribution Center VI, that was classified as held for sale on the June 30, 2014 Consolidated Balance Sheet. The 9,000 square foot property was sold in July 2014 for $743,000, generating a gain that will be recognized by the Company in its third fiscal quarter of 2014.

During 2013, the Company sold three operating properties (49,000 square feet) for $3,198,000 and recognized gains of $798,000. The results of operations for the properties sold during 2013 are reported under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of revenue and expense for the properties sold during 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
DISCONTINUED OPERATIONS	2014	2013	2014	2013
	(In thousands)
Income from real estate operations	$—	83	—	157
Expenses from real estate operations	—	(21)	—	(41)
Property net operating income from discontinued operations	—	62	—	116
Depreciation and amortization	—	(27)	—	(80)
Income from discontinued operations	$—	35	—	36

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$50,350	48,473
Accumulated amortization of leasing costs	(19,889)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	30,461	29,618

Straight-line rents receivable	24,886	24,030
Allowance for doubtful accounts on straight-line rents receivable	(269)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,617	23,654

Accounts receivable	3,745	4,863
Allowance for doubtful accounts on accounts receivable	(343)	(349)
Accounts receivable, net of allowance for doubtful accounts	3,402	4,514

Acquired in-place lease intangibles	20,380	16,793
Accumulated amortization of acquired in-place lease intangibles	(6,626)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	13,754	11,427

Acquired above market lease intangibles	1,623	1,835
Accumulated amortization of acquired above market lease intangibles	(610)	(659)
Acquired above market lease intangibles, net of accumulated amortization	1,013	1,176

Mortgage loans receivable	8,816	8,894
Discount on mortgage loans receivable	(18)	(24)
Mortgage loans receivable, net of discount	8,798	8,870

Loan costs	8,091	8,050
Accumulated amortization of loan costs	(4,207)	(3,601)
Loan costs, net of accumulated amortization	3,884	4,449

Interest rate swap assets	816	1,692
Goodwill	990	990
Prepaid expenses and other assets	8,673	7,037
Total Other Assets	$96,408	93,427

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Property taxes payable	$14,870	15,507
Development costs payable	19,755	7,679
Interest payable	3,594	3,658
Dividends payable on unvested restricted stock	1,807	1,928
Other payables and accrued expenses	4,991	8,332
Total Accounts Payable and Accrued Expenses	$45,017	37,104

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Security deposits	$12,086	11,359
Prepaid rent and other deferred income	8,434	10,101

Acquired below-market lease intangibles	3,649	2,972
Accumulated amortization of below-market lease intangibles	(1,016)	(874)
Acquired below-market lease intangibles, net of accumulated amortization	2,633	2,098

Interest rate swap liabilities	2,130	244
Prepaid tenant improvement reimbursements	1,497	40
Other liabilities	16	16
Total Other Liabilities	$26,796	23,858

(11)	COMPREHENSIVE INCOME

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$592	(170)	1,629	(392)
Change in fair value of interest rate swaps	(1,740)	2,118	(2,777)	2,340
Balance at end of period	$(1,148)	1,948	(1,148)	1,948

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2014, the Company had three interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed an $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013; the swaps convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationships are highly effective.

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

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $2,247,000 will be reclassified from Other Comprehensive Income (Loss) as an increase to Interest Expense over the next twelve months.

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

As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2014	Notional Amount as of December 31, 2013
Interest Rate Swap	$80,000,000	$80,000,000
Interest Rate Swap	$60,000,000	$60,000,000
Interest Rate Swap	$15,000,000	$15,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. See Note 17 for additional information on the fair value of the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Derivatives As of June 30, 2014		Derivatives As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$816,000	Other Assets	$1,692,000
Interest rate swap liabilities	Other Liabilities	2,130,000	Other Liabilities	244,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$(2,321)	1,966	(3,922)	2,039
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(581)	(152)	(1,145)	(301)

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

As of June 30, 2014, the fair value of derivatives in an asset position related to these agreements was $816,000, and the fair value of derivatives in a liability position related to these agreements was $2,130,000. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligation under the agreements at the swap termination value. As of June 30, 2014, the swap termination value of derivatives in an asset position was an asset in the amount of $838,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $2,125,000.

(13)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (EPS).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$9,118	7,643	17,490	14,797
Denominator – weighted average shares outstanding	31,137	29,991	30,972	29,900
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$9,118	7,643	17,490	14,797
Denominator:
Weighted average shares outstanding	31,137	29,991	30,972	29,900
Common stock options	—	1	—	2
Unvested restricted stock	107	104	91	88
Total Shares	31,244	30,096	31,063	29,990

(14)	STOCK-BASED COMPENSATION

The Company follows the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,348,000 and $3,417,000 for the three and six months ended June 30, 2014, respectively, of which $321,000 and $832,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2013, stock-based compensation cost for employees was $1,008,000 and $2,839,000, respectively, of which $141,000 and $692,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $120,000 and $239,000 for the three and six months ended June 30, 2014, respectively, and $90,000 and $180,000 for the same periods of 2013.

In the second quarter of 2014, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon certain annual performance measures (primarily funds from operations (FFO) per share and total shareholder return).  Any shares issued pursuant to this compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2015.  The number of shares to be issued on the grant date could range from zero to 44,524.  These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2014, EastGroup’s Board of Directors approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2014 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ending December 31, 2014. Any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2015.  The number of shares to be issued on the grant date could range from zero to 46,719.  These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first six months of 2014, the Company withheld 31,417 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first six months of 2014 was $5,656,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2014		June 30, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	269,516	$49.84	294,406	$47.19
Granted	—	—	71,642	61.96
Forfeited	—	—	—	—
Vested	—	—	(96,532)	50.75
Unvested at end of period	269,516	$49.84	269,516	$49.84

(15)	RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

(16)	RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that ASU 2014-08 (as discussed in Note 7) and ASU 2014-09 (discussed below) apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$19	19	8	8
Mortgage loans receivable, net of discount	8,798	9,004	8,870	9,040
Interest rate swap assets	816	816	1,692	1,692
Financial Liabilities:
Secured debt	488,632	516,341	499,793	519,390
Unsecured debt	305,000	303,060	305,000	294,860
Unsecured bank credit facilities	142,392	142,826	88,952	89,140
Interest rate swap liabilities	2,130	2,130	244	244
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

EastGroup closed the sale of Tampa West Distribution Center VI in July 2014, as discussed in Note 7.

On July 10, 2014, the Company repaid a mortgage loan with a June 30, 2014 balance of $26.6 million, an interest rate of 5.68% and a maturity date of October 10, 2014.

In July 2014, EastGroup executed a term sheet relating to a $75 million unsecured term loan which is expected to close in late July. The loan will have a five year term and interest only payments. It will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.15%) based on the Company's senior unsecured long-term debt rating. Also in July, the Company entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.846%.

Also subsequent to June 30, 2014, EastGroup began construction of West Road III, a 78,000 square foot business distribution building in Houston with a projected total cost of $5.0 million. The Company also began construction of Thousand Oaks 4 in San Antonio. The business distribution building will contain 66,000 square feet and has a projected total cost of $5.1 million.

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

The Company believes its current operating cash flows and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain financing from insurance companies and financial institutions. The continuous common equity program provided net proceeds to the Company of $39.4 million in the first six months of 2014, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the six months ended June 30, 2014, leases expired on 2,367,000 square feet (7.2% of EastGroup’s total square footage of 32,999,000), and the Company was successful in renewing or re-leasing 80% of the expiring square feet.  In addition, EastGroup leased 628,000 square feet of other vacant space during this period.  During the first six months of 2014, average rental rates on new and renewal leases increased by 8.9%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 1.8% for the quarter ended June 30, 2014, as compared to the same quarter in 2013. For the six months ended June 30, 2014, PNOI from same properties increased 1.5% as compared to the same period last year.

EastGroup’s total leased percentage was 95.7% at June 30, 2014, compared to 95.5% at June 30, 2013.  Leases scheduled to expire for the remainder of 2014 were 4.0% of the portfolio on a square foot basis at June 30, 2014, and this figure was reduced to 3.5% as of July 18, 2014.

The Company generates new sources of leasing revenue through its development and acquisition programs. During the first six months of 2014, EastGroup acquired operating properties totaling 535,000 square feet in Charlotte and Austin for $41.8 million.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first six months of 2014, EastGroup acquired 28.6 acres of development land in Dallas for $3,022,000. Also during the first six months of 2014, the Company began construction of 11 development projects containing 897,000 square feet in Houston, San Antonio, Charlotte, Orlando and Phoenix.  EastGroup also transferred three properties (265,000 square feet) in Phoenix, Charlotte and Houston from its development program to real estate properties with costs of $17.0 million at the date of transfer.  As of June 30, 2014, EastGroup’s development program consisted of 21 projects (1,839,000 square feet) located in Houston, San Antonio, Orlando, Charlotte, Phoenix and Denver.  The projected total cost for the development projects, which were collectively 49% leased as of July 18, 2014, is $135.2 million, of which $40.8 million remained to be invested as of June 30, 2014.

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

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States, have similar economic characteristics and also meet the other criteria permitting the properties to be aggregated into one reportable segment.  The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) property net operating income (PNOI), defined as Income from real estate operations less Expenses from real estate operations (including market-based internal management fee expense) plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments, and (2) funds from operations attributable to common stockholders (FFO), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable real estate property and impairment losses, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (NAREIT) definition.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income from real estate operations	$53,801	48,957	106,578	97,110
Expenses from real estate operations	(15,625)	(13,663)	(30,637)	(27,204)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(204)	(242)	(427)	(486)
PNOI from 50% owned unconsolidated investment	198	199	396	397
PROPERTY NET OPERATING INCOME	$38,170	35,251	75,910	69,817

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
NET INCOME	$9,242	7,790	17,756	15,098
Interest income	(125)	(135)	(252)	(268)
Gain on sales of real estate investments	—	—	(95)	—
Company's share of interest expense from unconsolidated investment	71	74	142	148
Company's share of depreciation from unconsolidated investment	33	34	66	67
Other income	(18)	(139)	(53)	(186)
Interest rate swap ineffectiveness	1	(29)	1	(29)
Income from discontinued operations	—	(35)	—	(36)
Depreciation and amortization from continuing operations	17,154	16,301	34,322	31,863
Interest expense	8,898	8,717	17,884	17,338
General and administrative expense	2,958	2,777	6,406	6,141
Acquisition costs	160	138	160	167
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(204)	(242)	(427)	(486)
PROPERTY NET OPERATING INCOME	$38,170	35,251	75,910	69,817

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$9,118	7,643	17,490	14,797
Depreciation and amortization from continuing operations	17,154	16,301	34,322	31,863
Depreciation and amortization from discontinued operations	—	27	—	80
Company's share of depreciation from unconsolidated investment	33	34	66	67
Depreciation and amortization from noncontrolling interest	(51)	(66)	(103)	(128)
Gain on sales of real estate investments	—	—	(95)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,254	23,939	51,680	46,679
Net income attributable to common stockholders per diluted share	$0.29	0.25	0.56	0.49
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.84	0.80	1.66	1.56
Diluted shares for earnings per share and funds from operations	31,244	30,096	31,063	29,990

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the second quarter of 2014 was $.84 per share compared with $.80 per share for the same period of 2013, an increase of 5.0%. For the six months ended June 30, 2014, FFO was $1.66 per share compared with $1.56 per share for the same period of 2013, an increase of 6.4%.

•
For the three months ended June 30, 2014, PNOI increased by $2,919,000, or 8.3%, compared to the same period in 2013. PNOI increased $1,455,000 from newly developed properties, $912,000 from 2013 and 2014 acquisitions and $634,000 from same property operations.

For the six months ended June 30, 2014, PNOI increased by $6,093,000, or 8.7%, compared to the same period in 2013. PNOI increased $3,121,000 from newly developed properties, $2,086,000 from 2013 and 2014 acquisitions and $1,003,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 1.8% for the three months ended June 30, 2014, and increased 1.5% for the six months compared to the same periods in 2013.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended June 30, 2014, was 95.2% compared to 94.0% for the same period of 2013. Same property average occupancy for the six months ended June 30, 2014, was 95.0% compared to 93.8% for the same period of 2013.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.17 per square foot for the three months ended June 30, 2014, compared to $4.99 per square foot for the same period of 2013. The same property average rental rate was $5.14 per square foot for the six months ended June 30, 2014, compared to $4.97 per square foot for the same period of 2013.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2014, was 95.0%.  Quarter-end occupancy ranged from 94.2% to 95.7% over the period from June 30, 2013 to March 31, 2014.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (3.3% of total square footage) averaged 12.9% for the second quarter of 2014. For the six months ended June 30, 2014, rental rate increases on new and renewal leases (7.7% of total square footage) averaged 8.9%.

•
Lease termination fee income for the three and six months ended June 30, 2014 was $19,000 and $138,000, respectively. EastGroup recorded no lease termination fee income during the three months ended June 30, 2013; the Company recorded termination fee income of $427,000 for the six months ended June 30, 2013. The Company recorded net bad debt recoveries of $20,000 and $7,000 for the three and six months ended June 30, 2014, respectively. Bad debt expense for the same periods in 2013 were $49,000 and $96,000, respectively.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,548,608,000 at June 30, 2014, an increase of $75,196,000 from December 31, 2013.  Liabilities increased $53,130,000 to $1,007,837,000, and equity increased $22,066,000 to $540,771,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $61,929,000 during the six months ended June 30, 2014, primarily due to property acquisitions (535,000 square feet), capital improvements at the Company’s properties and the transfer of three properties from Development, as detailed under Development below.  These increases were offset by the sale of one operating property in Oklahoma City for $3,600,000.

REAL ESTATE PROPERTIES ACQUIRED IN 2014	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Ridge Creek Distribution Center III	Charlotte, NC	270,000	05/12/2014	$13,606
Colorado Crossing Distribution Center	Austin, TX	265,000	06/11/2014	24,358
Total Acquisitions		535,000		$37,964

(1)
Total cost of the properties acquired was $41,751,000, of which $37,964,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $4,660,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $877,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the six months ended June 30, 2014, the Company made capital improvements of $9,153,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $3,282,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at June 30, 2014 consisted of properties in lease-up and under construction of $94,442,000 and prospective development (primarily land) of $90,176,000.  The Company’s total investment in development at June 30, 2014 was $184,618,000 compared to $148,767,000 at December 31, 2013.  Total capital invested for development during the first six months of 2014 was $56,125,000, which consisted of costs of $52,345,000 and $498,000 as detailed in the development activity table below and costs of $3,282,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,033,000 and $2,180,000 for the three and six months ended June 30, 2014, respectively, compared to $776,000 and $1,845,000 in the same periods of 2013. The increase in capitalized internal development costs in 2014 as compared to 2013 resulted from increased activity in the Company's development program in 2014.

During the first six months of 2014, EastGroup purchased 28.6 acres of development land in Dallas for $3,022,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred three development properties to Real Estate Properties during the first six months of 2014 with a total investment of $16,992,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2014 (1)	For the Six Months Ended 6/30/2014		Cumulative as of 6/30/2014	Estimated Total Costs	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Thousand Oaks 3, San Antonio, TX	66,000	$—	684		4,984	5,400	07/13
Ten West Crossing 2, Houston, TX	46,000	—	869		4,958	5,600	09/13
World Houston 37, Houston, TX	101,000	—	1,310		6,689	7,400	09/13
Horizon I, Orlando, FL	109,000	—	1,213		6,514	7,700	02/14
Ten West Crossing 4, Houston, TX	68,000	—	1,011		4,472	5,400	02/14
Steele Creek II, Charlotte, NC	71,000	—	1,220		4,561	5,300	03/14
World Houston 39, Houston, TX	94,000	—	3,100		4,736	5,700	06/14
Total Lease-Up	555,000	—	9,407		36,914	42,500
UNDER CONSTRUCTION							Anticipated Building Completion Date
Steele Creek III, Charlotte, NC	108,000	2,172	4,364		6,536	8,200	08/14
World Houston 41, Houston, TX	104,000	1,184	3,337		4,521	6,900	08/14
Kyrene 202 I, Phoenix, AZ	75,000	971	2,668		3,639	6,700	09/14
Kyrene 202 II, Phoenix, AZ	45,000	575	1,631		2,206	3,900	09/14
Rampart IV, Denver, CO	84,000	—	3,086		4,804	8,300	09/14
Ten West Crossing 5, Houston, TX	101,000	—	3,963		5,375	7,000	09/14
Ten West Crossing 6, Houston, TX	64,000	928	1,659		2,587	4,800	09/14
West Road I, Houston, TX	63,000	1,014	2,026		3,040	4,900	09/14
West Road II, Houston, TX	100,000	1,612	2,991		4,603	6,800	09/14
Horizon II, Orlando, FL	123,000	2,526	3,343		5,869	8,600	10/14
World Houston 40, Houston, TX	202,000	—	5,648		7,678	11,700	10/14
Alamo Ridge I, San Antonio, TX	96,000	1,341	1,590		2,931	6,500	11/14
Alamo Ridge II, San Antonio, TX	62,000	866	707		1,573	4,100	11/14
Steele Creek IV, Charlotte, NC	57,000	938	1,228		2,166	4,300	11/14
Total Under Construction	1,284,000	14,127	38,241		57,528	92,700
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	286,000	(1,546)	233		3,060	20,200
Tucson, AZ	70,000	—	—		417	4,900
Fort Myers, FL	663,000	—	—		17,858	50,000
Orlando, FL	1,144,000	(2,526)	987		23,135	82,600
Tampa, FL	519,000	—	185		7,007	31,100
Jackson, MS	28,000	—	—		706	2,000
Charlotte, NC	256,000	(3,110)	161		4,405	17,600
Dallas, TX	445,000	—	3,267		4,516	30,800
El Paso, TX	251,000	—	—		2,444	11,300
Houston, TX	1,556,000	(4,738)	(343)	(2)	23,078	103,000
San Antonio, TX	320,000	(2,207)	207		3,550	21,700
Total Prospective Development	5,538,000	(14,127)	4,697		90,176	375,200
	7,377,000	$—	52,345		184,618	510,400
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2014	Building Size (Square feet)						Building Completion Date
Chandler Freeways, Phoenix, AZ	126,000	$—	—		7,858		11/13
Steele Creek I, Charlotte, NC	71,000	—	(46)		4,221		02/14
Ten West Crossing 3, Houston, TX	68,000	—	544		4,913		09/13
Total Transferred to Real Estate Properties	265,000	$—	498		16,992	(3)
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents year-to-date costs incurred for Houston development land, net of development infrastructure cost reimbursements received in the period.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $26,069,000 during the first six months of 2014 due primarily to depreciation expense, partially offset by accumulated depreciation on the property sold in the first quarter.

Other Assets
Other Assets increased $2,981,000 during the first six months of 2014.  A summary of Other Assets follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$50,350	48,473
Accumulated amortization of leasing costs	(19,889)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	30,461	29,618

Straight-line rents receivable	24,886	24,030
Allowance for doubtful accounts on straight-line rents receivable	(269)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,617	23,654

Accounts receivable	3,745	4,863
Allowance for doubtful accounts on accounts receivable	(343)	(349)
Accounts receivable, net of allowance for doubtful accounts	3,402	4,514

Acquired in-place lease intangibles	20,380	16,793
Accumulated amortization of acquired in-place lease intangibles	(6,626)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	13,754	11,427

Acquired above market lease intangibles	1,623	1,835
Accumulated amortization of acquired above market lease intangibles	(610)	(659)
Acquired above market lease intangibles, net of accumulated amortization	1,013	1,176

Mortgage loans receivable	8,816	8,894
Discount on mortgage loans receivable	(18)	(24)
Mortgage loans receivable, net of discount	8,798	8,870

Loan costs	8,091	8,050
Accumulated amortization of loan costs	(4,207)	(3,601)
Loan costs, net of accumulated amortization	3,884	4,449

Interest rate swap assets	816	1,692
Goodwill	990	990
Prepaid expenses and other assets	8,673	7,037
Total Other Assets	$96,408	93,427

Liabilities

Secured Debt decreased $11,161,000 during the six months ended June 30, 2014.  The decrease resulted from regularly scheduled principal payments of $11,141,000, the repayment of a mortgage loan with a balance of $11,000 and mortgage loan premium amortization of $9,000. Unsecured Debt remained the same during the six months ended June 30, 2014.

Unsecured Bank Credit Facilities increased $53,440,000 during the six months ended June 30, 2014, as a result of advances of $165,969,000 exceeding repayments of $112,529,000.  The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $7,913,000 during the first six months of 2014.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Property taxes payable	$14,870	15,507
Development costs payable	19,755	7,679
Interest payable	3,594	3,658
Dividends payable on unvested restricted stock	1,807	1,928
Other payables and accrued expenses	4,991	8,332
Total Accounts Payable and Accrued Expenses	$45,017	37,104

Other Liabilities increased $2,938,000 during the six months ended June 30, 2014.  A summary of the Company’s Other Liabilities follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Security deposits	$12,086	11,359
Prepaid rent and other deferred income	8,434	10,101

Acquired below-market lease intangibles	3,649	2,972
Accumulated amortization of below-market lease intangibles	(1,016)	(874)
Acquired below-market lease intangibles, net of accumulated amortization	2,633	2,098

Interest rate swap liabilities	2,130	244
Prepaid tenant improvement reimbursements	1,497	40
Other liabilities	16	16
Total Other Liabilities	$26,796	23,858

Equity

Additional Paid-In Capital increased $41,526,000 during the six months ended June 30, 2014.  The increase primarily resulted from the issuance of 634,138 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $39,359,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

For the six months ended June 30, 2014, Distributions in Excess of Earnings increased $16,572,000 as a result of dividends on common stock of $34,062,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $17,490,000.

Accumulated Other Comprehensive Income (Loss) decreased $2,777,000 during the six months ended June 30, 2014. The decrease resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2014, was $9,118,000 ($0.29 per basic and diluted share) and $17,490,000 ($0.56 per basic and diluted share), respectively, compared to $7,643,000 ($0.25 per basic and diluted share) and $14,797,000 ($0.49 per basic and diluted share) for the same periods in 2013.

PNOI for the three months ended June 30, 2014, increased by $2,919,000, or 8.3%, compared to the same period in 2013. PNOI increased $1,455,000 from newly developed properties, $912,000 from 2013 and 2014 acquisitions and $634,000 from same property operations. Lease termination fee income was $19,000 for the three months ended June 30, 2014; EastGroup recorded no lease termination fee income during the three months ended June 30, 2013. The Company recorded net bad debt recoveries of $20,000 during the three months ended June 30, 2014, and net bad debt expense of $49,000 during the same period of 2013. Straight-lining of rent increased Income from real estate operations by $347,000 and $285,000 for the three months ended June 30, 2014 and 2013, respectively.

PNOI for the six months ended June 30, 2014, increased by $6,093,000, or 8.7%, compared to the same period in 2013. PNOI increased $3,121,000 from newly developed properties, $2,086,000 from 2013 and 2014 acquisitions and $1,003,000 from same property operations. Lease termination fee income was $138,000 and $427,000 for the six months ended June 30, 2014 and 2013, respectively. The Company recorded net bad debt recoveries of $7,000 during the six months ended June 30, 2014, and net bad debt expense of $96,000 during the same period of 2013. Straight-lining of rent increased Income from real estate operations by $1,048,000 and $445,000 for the six months ended June 30, 2014 and 2013, respectively.

EastGroup signed 40 leases with free rent concessions on 850,000 square feet during the three months ended June 30, 2014, with total free rent concessions of $838,000 over the lives of the leases. During the same period of 2013, the Company signed 49 leases with free rent concessions on 1,282,000 square feet with total free rent concessions of $1,693,000 over the lives of the leases.

During the six months ended June 30, 2014, EastGroup signed 79 leases with free rent concessions on 1,686,000 square feet, with total free rent concessions of $2,096,000 over the lives of the leases. During the same period of 2013, the Company signed 91 leases with free rent concessions on 2,132,000 square feet with total free rent concessions of $2,432,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 29.0% and 28.7% for the three and six months ended June 30, 2014, respectively, compared to 27.9% and 28.0% for the same periods in 2013.  The Company’s percentage of leased square footage was 95.7% at June 30, 2014, compared to 95.5% at June 30, 2013.  Occupancy at June 30, 2014 was 95.0% compared to 94.2% at June 30, 2013.

Interest Expense increased $181,000 and $546,000 for the three and six months ended June 30, 2014, compared to the same periods in 2013. The following table presents the components of Interest Expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$107,591	124,773	(17,182)	100,320	101,724	(1,404)
Weighted average variable interest rates (excluding loan cost amortization)	1.85%	1.83%		1.89%	1.94%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$497	567	(70)	942	977	(35)
Amortization of unsecured bank credit facilities costs	103	102	1	206	204	2
Total variable rate interest expense	600	669	(69)	1,148	1,181	(33)
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	6,640	8,077	(1,437)	13,355	16,236	(2,881)
Unsecured debt interest (1) (excluding loan cost amortization)	2,684	1,019	1,665	5,316	2,039	3,277
Amortization of secured debt costs	133	180	(47)	267	360	(93)
Amortization of unsecured debt costs	67	41	26	134	82	52
Total fixed rate interest expense	9,524	9,317	207	19,072	18,717	355
Total interest	10,124	9,986	138	20,220	19,898	322
Less capitalized interest	(1,226)	(1,269)	43	(2,336)	(2,560)	224
TOTAL INTEREST EXPENSE	$8,898	8,717	181	17,884	17,338	546

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense decreased by $69,000 for the three months ended June 30, 2014, as compared to the same period of 2013 due to a decrease in average unsecured bank credit facilities borrowings in the second quarter of 2014 as compared to the same period last year. The Company's variable rate interest expense decreased by $33,000 for the six months ended June 30, 2014, as compared to the same period last year due to decreases in the Company's weighted average variable interest rates in the six month period ended June 30, 2014 compared to the same period of 2013.

The Company's fixed rate interest expense increased by $207,000 and $355,000 for the three and six months ended June 30, 2014, as compared to the same periods in 2013. These increases were primarily due to increases in unsecured debt interest resulting from the Company's unsecured debt described below.

A summary of Unsecured Debt follows:

UNSECURED DEBT	Interest Rate	Date Obtained	Maturity Date	June 30, 2014	December 31, 2013
				(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/31/2012	08/15/2018	$80,000	80,000
$50 Million Unsecured Term Loan	3.910%	12/21/2011	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (2)	3.752%	12/20/2013	12/20/2020	75,000	75,000
$100 Million Senior Unsecured Notes (3)	3.800%	08/28/2013	08/28/2025	100,000	100,000
				$305,000	305,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 175 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.770% as of June 30, 2014. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of June 30, 2014. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(3)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

The increase in unsecured debt interest was partially offset by decreases in secured debt interest resulting from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $11,141,000 during the six months ended June 30, 2014. During the year ended December 31, 2013, regularly scheduled principal payments on secured debt were $24,420,000. The details of the secured debt repaid in 2013 and 2014 are shown in the following table:

SECURED DEBT REPAID IN 2013 AND 2014	Interest Rate	Date Repaid	Payoff Amount
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	08/06/13	$33,476,000
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	12/06/13	50,057,000
Kyrene Distribution Center	9.00%	06/30/14	11,000
Weighted Average/Total Amount	5.35%		$83,544,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $43,000 and $224,000 for the three and six months ended June 30, 2014, as compared to the same periods of 2013.

Depreciation and Amortization expense from continuing operations increased $853,000 and $2,459,000 for the three and six months ended June 30, 2014, as compared to the same periods in 2013 primarily due to the operating properties acquired by the Company and the properties transferred from Development in 2013 and 2014.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three and six months ended June 30, 2014 and 2013 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2014	2013	2014	2013
		(In thousands)
Upgrade on Acquisitions	40 yrs	$28	166	54	249
Tenant Improvements:
New Tenants	Lease Life	2,345	2,236	3,974	4,496
New Tenants (first generation) (1)	Lease Life	1	14	1	82
Renewal Tenants	Lease Life	218	483	1,253	1,298
Other:
Building Improvements	5-40 yrs	730	1,016	1,384	1,601
Roofs	5-15 yrs	1,548	1,456	2,150	2,393
Parking Lots	3-5 yrs	63	413	217	561
Other	5 yrs	90	152	120	216
Total Capital Expenditures		$5,023	5,936	9,153	10,896

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2014 and 2013 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2014	2013	2014	2013
		(In thousands)
Development	Lease Life	$660	913	1,099	1,519
New Tenants	Lease Life	925	1,085	1,632	1,750
New Tenants (first generation) (1)	Lease Life	—	2	—	4
Renewal Tenants	Lease Life	727	1,193	2,097	2,271
Total Capitalized Leasing Costs		$2,312	3,193	4,828	5,544
Amortization of Leasing Costs (2)		$1,939	1,835	3,922	3,615

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

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

As of June 30, 2014, the Company reported one property, Tampa West Distribution Center VI, as held for sale on the June 30, 2014 Consolidated Balance Sheet. The results of operations for the held for sale property are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income.

During 2013, the Company sold three operating properties: Tampa West Distribution Center V and VII and Tampa East Distribution Center II. The results of operations for the properties sold during 2013 are reported under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.

See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold during 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
DISCONTINUED OPERATIONS	2014	2013	2014	2013
	(In thousands)
Income from real estate operations	$—	83	—	157
Expenses from real estate operations	—	(21)	—	(41)
Property net operating income from discontinued operations	—	62	—	116
Depreciation and amortization	—	(27)	—	(80)
Income from discontinued operations	$—	35	—	36

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and has applied the provisions prospectively.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $53,732,000 for the six months ended June 30, 2014.  The primary other sources of cash were from borrowings on unsecured bank credit facilities and proceeds from common stock offerings.  The Company distributed $34,183,000 in common stock dividends during the six months ended June 30, 2014.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, the acquisition of properties, secured debt repayments and capital improvements at various properties.

Total debt at June 30, 2014 and December 31, 2013 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(In thousands)
Secured debt	$488,632	499,793
Unsecured debt	305,000	305,000
Unsecured bank credit facilities	142,392	88,952
Total debt	$936,024	893,745

EastGroup has a $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2014, the weighted average interest rate was 1.326% on a balance of $133,000,000.

The Company also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of June 30, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2014, the interest rate was 1.330% on a balance of $9,392,000.

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

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During the six months ended June 30, 2014, the Company issued and sold 634,138 shares of common stock under its continuous equity program at an average price of $63.08 per share with gross proceeds to the Company of $39,999,000. The Company incurred offering-related costs of $640,000 during the six months, resulting in net proceeds to the Company of $39,359,000. As of July 21, 2014, the Company has 9,365,862 shares of common stock remaining to sell under the program.

In July 2014, EastGroup executed a term sheet relating to a $75 million unsecured term loan which is expected to close in late July. The loan will have a five year term and interest only payments. It will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.15% ) based on the Company's senior unsecured long-term debt rating. Also in July, the Company entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.846%.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2013, did not materially change during the six months ended June 30, 2014, except for the increase in Unsecured Bank Credit Facilities and the decrease in Secured Debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 12 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of June 30, 2014.

	July – December 2014	2015	2016	2017		2018	Thereafter	Total	Fair Value
Secured debt (in thousands)	$37,701	102,287	92,717	58,145		11,218	186,564	488,632	516,341	(1)
Weighted average interest rate	5.60%	5.36%	5.79%	5.50%		5.22%	5.20%	5.41%

Unsecured debt (in thousands)	$—	—	—	—		130,000	175,000	305,000	303,060	(1)
Weighted average interest rate	—	—	—	—		3.21%	3.78%	3.54%

Unsecured bank credit facilities (in thousands)	$—	—	—	142,392	(2)	—	—	142,392	142,826	(3)
Weighted average interest rate	—	—	—	1.33%	(4)	—	—	1.33%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two unsecured bank credit facilities with balances of $133,000,000 on the $225 million unsecured bank credit facility and $9,392,000 on the $25 million unsecured bank credit facility as of June 30, 2014.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of June 30, 2014.

As the table above incorporates only those exposures that existed as of June 30, 2014, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities as shown above changes by 10% or approximately 13 basis points, interest expense and cash flows would increase or decrease by approximately $189,000 annually.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  July 21, 2014

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary