Form 10-Q
period 2014-09-30
EASTGROUP PROPERTIES INC
filed 2014-10-20
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2014                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 17, 2014 was 31,930,012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate properties	$1,875,826	1,778,559
Development	169,623	148,767
	2,045,449	1,927,326
Less accumulated depreciation	(588,059)	(550,113)
	1,457,390	1,377,213
Unconsolidated investment	2,796	2,764
Cash	323	8
Other assets	102,468	93,427
TOTAL ASSETS	$1,562,977	1,473,412

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$456,511	499,793
Unsecured debt	380,000	305,000
Unsecured bank credit facilities	84,520	88,952
Accounts payable and accrued expenses	52,704	37,104
Other liabilities	26,788	23,858
Total Liabilities	1,000,523	954,707

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 31,930,012 shares issued and outstanding at September 30, 2014 and 30,937,225 at December 31, 2013	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	853,198	790,535
Distributions in excess of earnings	(295,202)	(278,169)
Accumulated other comprehensive income (loss)	(85)	1,629
Total Stockholders’ Equity	557,914	513,998
Noncontrolling interest in joint ventures	4,540	4,707
Total Equity	562,454	518,705
TOTAL LIABILITIES AND EQUITY	$1,562,977	1,473,412

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Income from real estate operations	$55,896	51,144	162,474	148,254
Other income	61	34	114	220
	55,957	51,178	162,588	148,474
EXPENSES
Expenses from real estate operations	15,899	14,561	46,536	41,765
Depreciation and amortization	17,779	16,921	52,101	48,784
General and administrative	3,373	2,589	9,779	8,730
Acquisition costs	—	16	160	183
	37,051	34,087	108,576	99,462
OPERATING INCOME	18,906	17,091	54,012	49,012
OTHER INCOME (EXPENSE)
Interest expense	(8,781)	(8,845)	(26,665)	(26,183)
Gain on sales of real estate investments	7,417	—	7,512	—
Other	319	249	758	728
INCOME FROM CONTINUING OPERATIONS	17,861	8,495	35,617	23,557
DISCONTINUED OPERATIONS
Income from real estate operations	—	19	—	55
INCOME FROM DISCONTINUED OPERATIONS	—	19	—	55
NET INCOME	17,861	8,514	35,617	23,612
Net income attributable to noncontrolling interest in joint ventures	(132)	(151)	(398)	(452)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	17,729	8,363	35,219	23,160
Other comprehensive income (loss) - cash flow hedges	1,063	(1,597)	(1,714)	743
TOTAL COMPREHENSIVE INCOME	$18,792	6,766	33,505	23,903
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.56	0.28	1.13	0.77
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.56	0.28	1.13	0.77
Weighted average shares outstanding	31,515	30,281	31,156	30,029
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$0.56	0.28	1.13	0.77
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.56	0.28	1.13	0.77
Weighted average shares outstanding	31,644	30,400	31,256	30,124
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$17,729	8,344	35,219	23,105
Income from discontinued operations	—	19	—	55
Net income attributable to common stockholders	$17,729	8,363	35,219	23,160
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2013	$3	790,535	(278,169)	1,629	4,707	518,705
Net income	—	—	35,219	—	398	35,617
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,714)	—	(1,714)
Common dividends declared – $1.65 per share	—	—	(52,252)	—	—	(52,252)
Stock-based compensation, net of forfeitures	—	5,232	—	—	—	5,232
Issuance of 944,548 shares of common stock, common stock offering, net of expenses	—	59,110	—	—	—	59,110
Issuance of 2,647 shares of common stock, dividend reinvestment plan	—	165	—	—	—	165
Withheld 31,417 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,844)	—	—	—	(1,844)
Distributions to noncontrolling interest	—	—	—	—	(565)	(565)
BALANCE, SEPTEMBER 30, 2014	$3	853,198	(295,202)	(85)	4,540	562,454

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$35,617	23,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	52,101	48,784
Depreciation and amortization from discontinued operations	—	107
Stock-based compensation expense	4,005	3,204
Gain on sales of land and real estate investments	(7,610)	(24)
Changes in operating assets and liabilities:
Accrued income and other assets	2,197	2,222
Accounts payable, accrued expenses and prepaid rent	8,658	10,765
Other	(53)	(71)
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,915	88,599
INVESTING ACTIVITIES
Real estate development	(80,748)	(61,561)
Purchases of real estate	(41,751)	(72,397)
Real estate improvements	(12,931)	(16,053)
Proceeds from sales of land and real estate investments	17,269	1,313
Repayments on mortgage loans receivable	118	78
Changes in accrued development costs	7,483	2,062
Changes in other assets and other liabilities	(15,529)	(9,431)
NET CASH USED IN INVESTING ACTIVITIES	(126,089)	(155,989)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	251,033	307,725
Repayments on unsecured bank credit facilities	(255,465)	(272,218)
Repayments on secured debt	(43,268)	(51,920)
Proceeds from unsecured debt	75,000	100,000
Debt issuance costs	(434)	(1,650)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(52,231)	(48,252)
Proceeds from common stock offerings	59,110	33,490
Proceeds from exercise of stock options	—	120
Proceeds from dividend reinvestment plan	154	156
Other	(2,410)	(1,112)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,489	66,339
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	315	(1,051)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8	1,258
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$323	207
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,682 and $3,841 for 2014 and 2013, respectively	$26,788	24,852

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At September 30, 2014 and December 31, 2013, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2014 and December 31, 2013, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $14,504,000 and $42,571,000 for the three and nine months ended September 30, 2014, respectively, and $13,826,000 and $40,377,000 for the same periods in 2013.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties and development at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate properties:
Land	$278,642	265,871
Buildings and building improvements	1,274,813	1,210,318
Tenant and other improvements	322,371	302,370
Development	169,623	148,767
	2,045,449	1,927,326
Less accumulated depreciation	(588,059)	(550,113)
	$1,457,390	1,377,213

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles for continuing and discontinued operations was $1,215,000 and $3,548,000 for the three and nine months ended September 30, 2014, respectively, and $1,284,000 and $3,061,000 for the same periods in 2013.  Amortization of above and below market leases increased rental income by $119,000 and $295,000 for the three and nine months ended September 30, 2014, respectively, and increased rental income by $99,000 and $89,000 for the three and nine months ended September 30, 2013, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2014, EastGroup acquired Ridge Creek Distribution Center III in Charlotte, North Carolina, and Colorado Crossing Distribution Center in Austin, Texas. The Company purchased these properties for a total cost of $41,751,000, of which $37,964,000 was allocated to real estate properties. The Company allocated $7,061,000 of the total purchase price to land using third party land valuations for the Charlotte and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $4,660,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $877,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

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

EastGroup did not expense any acquisition-related costs for the three months and expensed $160,000 for the nine months ended September 30, 2014, and expensed $16,000 and $183,000 during the three and nine months ended September 30, 2013, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at September 30, 2014 and December 31, 2013.

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

During the first quarter of 2014, EastGroup sold one operating property (58,000 square feet) for $3,600,000 and recognized a gain of $95,000. During the third quarter of 2014, the Company sold three operating properties (252,000 square feet) in Tampa and Houston for $14,093,000, generating gains of $7,417,000. The results of operations and gains on sales for the properties sold during the periods presented are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gains on these property sales are included in Gains on sales of real estate investments.

During 2013, the Company sold three operating properties (49,000 square feet) for $3,198,000 and recognized gains of $798,000. The results of operations for the properties sold during 2013 are reported under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of revenue and expense for the properties sold during 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2014	2013	2014	2013
	(In thousands)
Income from real estate operations	$—	73	—	230
Expenses from real estate operations	—	(27)	—	(68)
Property net operating income from discontinued operations	—	46	—	162
Depreciation and amortization	—	(27)	—	(107)
Income from discontinued operations	$—	19	—	55

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$53,872	48,473
Accumulated amortization of leasing costs	(21,931)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	31,941	29,618

Straight-line rents receivable	24,842	24,030
Allowance for doubtful accounts on straight-line rents receivable	(104)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,738	23,654

Accounts receivable	4,867	4,863
Allowance for doubtful accounts on accounts receivable	(408)	(349)
Accounts receivable, net of allowance for doubtful accounts	4,459	4,514

Acquired in-place lease intangibles	19,959	16,793
Accumulated amortization of acquired in-place lease intangibles	(7,420)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	12,539	11,427

Acquired above market lease intangibles	1,575	1,835
Accumulated amortization of acquired above market lease intangibles	(634)	(659)
Acquired above market lease intangibles, net of accumulated amortization	941	1,176

Mortgage loans receivable	8,776	8,894
Discount on mortgage loans receivable	(16)	(24)
Mortgage loans receivable, net of discount	8,760	8,870

Loan costs	8,102	8,050
Accumulated amortization of loan costs	(4,141)	(3,601)
Loan costs, net of accumulated amortization	3,961	4,449

Interest rate swap assets	1,361	1,692
Escrow deposits for 1031 exchange	7,553	—
Goodwill	990	990
Prepaid expenses and other assets	5,225	7,037
Total Other Assets	$102,468	93,427

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Property taxes payable	$22,939	15,507
Development costs payable	15,162	7,679
Interest payable	2,626	3,658
Dividends payable on unvested restricted stock	1,949	1,928
Other payables and accrued expenses	10,028	8,332
Total Accounts Payable and Accrued Expenses	$52,704	37,104

(10)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Security deposits	$12,462	11,359
Prepaid rent and other deferred income	8,922	10,101

Acquired below-market lease intangibles	3,631	2,972
Accumulated amortization of below-market lease intangibles	(1,189)	(874)
Acquired below-market lease intangibles, net of accumulated amortization	2,442	2,098

Interest rate swap liabilities	1,601	244
Prepaid tenant improvement reimbursements	1,345	40
Other liabilities	16	16
Total Other Liabilities	$26,788	23,858

(11)	COMPREHENSIVE INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(1,148)	1,948	1,629	(392)
Change in fair value of interest rate swaps	1,063	(1,597)	(1,714)	743
Balance at end of period	$(85)	351	(85)	351

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of September 30, 2014, the Company had four interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed an $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013; the swaps convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationships are highly effective. During the third quarter of 2014, the Company executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective.

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

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $3,217,000 will be reclassified from Other Comprehensive Income (Loss) as an increase to Interest Expense over the next twelve months.

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

As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2014	Notional Amount as of December 31, 2013
Interest Rate Swap	$80,000,000	$80,000,000
Interest Rate Swap	$75,000,000	—
Interest Rate Swap	$60,000,000	$60,000,000
Interest Rate Swap	$15,000,000	$15,000,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013. See Note 17 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of September 30, 2014		Derivatives As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$1,361,000	Other Assets	$1,692,000
Interest rate swap liabilities	Other Liabilities	1,601,000	Other Liabilities	244,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$287	(1,755)	(3,635)	284
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(776)	(156)	(1,921)	(457)

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

As of September 30, 2014, the fair value of derivatives in an asset position related to these agreements was $1,361,000, and the fair value of derivatives in a liability position related to these agreements was $1,601,000. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligation under the agreements at the swap termination value. As of September 30, 2014, the swap termination value of derivatives in an asset position was an asset in the amount of $1,402,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $1,604,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$17,729	8,363	35,219	23,160
Denominator – weighted average shares outstanding	31,515	30,281	31,156	30,029
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$17,729	8,363	35,219	23,160
Denominator:
Weighted average shares outstanding	31,515	30,281	31,156	30,029
Common stock options	—	—	—	1
Unvested restricted stock	129	119	100	94
Total Shares	31,644	30,400	31,256	30,124

(14)	STOCK-BASED COMPENSATION

The Company follows the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,324,000 and $4,741,000 for the three and nine months ended September 30, 2014, respectively, of which $267,000 and $1,099,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2013, stock-based compensation cost for employees was $1,066,000 and $3,905,000, respectively, of which $294,000 and $986,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $124,000 and $363,000 for the three and nine months ended September 30, 2014, respectively, and $105,000 and $285,000 for the same periods of 2013.

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

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first nine months of 2014, the Company withheld 31,417 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first nine months of 2014 was $5,656,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2014		September 30, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	269,516	$49.84	294,406	$47.19
Granted	—	—	71,642	61.96
Forfeited	(2,375)	52.72	(2,375)	52.72
Vested	—	—	(96,532)	50.75
Unvested at end of period	267,141	$49.82	267,141	$49.82

(15)	RISKS AND UNCERTAINTIES

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$323	323	8	8
Cash held in escrow for 1031 exchange	7,553	7,553	—	—
Mortgage loans receivable, net of discount	8,760	8,968	8,870	9,040
Interest rate swap assets	1,361	1,361	1,692	1,692
Financial Liabilities:
Secured debt	456,511	482,341	499,793	519,390
Unsecured debt	380,000	377,918	305,000	294,860
Unsecured bank credit facilities	84,520	84,753	88,952	89,140
Interest rate swap liabilities	1,601	1,601	244	244
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
Cash held in escrow for 1031 exchange (included in Other Assets on the Consolidated Balance Sheets):  The carrying amounts approximate fair value due to the short maturity of those instruments.
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

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible and quality business distribution space (primarily in the 5,000 to 50,000 square foot range) for location sensitive tenants.  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

The Company believes its current operating cash flows and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain financing from insurance companies and financial institutions. The continuous common equity program provided net proceeds to the Company of $59.1 million in the first nine months of 2014, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s primary challenge is leasing space.  During the nine months ended September 30, 2014, leases expired on 3,778,000 square feet (11.3% of EastGroup’s total square footage of 33,330,000), and the Company was successful in renewing or re-leasing 84% of the expiring square feet.  In addition, EastGroup leased 1,441,000 square feet of other vacant space during this period.  During the first nine months of 2014, average rental rates on new and renewal leases increased by 8.0%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 3.7% for the quarter ended September 30, 2014, as compared to the same quarter in 2013. For the nine months ended September 30, 2014, PNOI from same properties increased 2.1% as compared to the same period last year.

EastGroup’s total leased percentage was 96.8% at September 30, 2014, compared to 96.3% at September 30, 2013.  Leases scheduled to expire for the remainder of 2014 were 1.7% of the portfolio on a square foot basis at September 30, 2014, and this figure was reduced to 1.4% as of October 17, 2014.

The Company generates new sources of leasing revenue through its development and acquisition programs. During the first nine months of 2014, EastGroup acquired operating properties totaling 535,000 square feet in Charlotte and Austin for $41.8 million.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first nine months of 2014, EastGroup acquired 28.6 acres of development land in Dallas for $3.0 million. Also during the first nine months of 2014, the Company began construction of 15 development projects containing 1,236,000 square feet in Houston, San Antonio, Charlotte, Orlando and Phoenix.  EastGroup also transferred nine properties (849,000 square feet) in Phoenix, Charlotte, Houston and San Antonio from its development program to real estate properties with costs of $53.5 million at the date of transfer.  As of September 30, 2014, EastGroup’s development program consisted of 19 projects (1,594,000 square feet) located in Houston, San Antonio, Orlando, Tampa, Charlotte, Phoenix and Denver.  The projected total investment for the development projects, which were collectively 33% leased as of October 17, 2014, is $115.9 million, of which $34.5 million remained to be invested as of September 30, 2014.

Typically, the Company initially funds its development and acquisition programs through its $250 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace short-term bank borrowings. In March 2014, Moody's Investor Services affirmed the Company's issuer rating of Baa2 with a stable outlook. In October 2014, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Income from real estate operations	$55,896	51,144	162,474	148,254
Expenses from real estate operations	(15,899)	(14,561)	(46,536)	(41,765)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(209)	(235)	(636)	(721)
PNOI from 50% owned unconsolidated investment	199	198	595	595
PROPERTY NET OPERATING INCOME	$39,987	36,546	115,897	106,363

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
NET INCOME	$17,861	8,514	35,617	23,612
Interest income	(127)	(133)	(379)	(401)
Gain on sales of real estate investments	(7,417)	—	(7,512)	—
Company's share of interest expense from unconsolidated investment	71	73	213	221
Company's share of depreciation from unconsolidated investment	34	33	100	100
Other income	(61)	(34)	(114)	(220)
Interest rate swap ineffectiveness	—	—	1	(29)
Gain on sales of non-operating real estate	(98)	(24)	(98)	(24)
Income from discontinued operations	—	(19)	—	(55)
Depreciation and amortization from continuing operations	17,779	16,921	52,101	48,784
Interest expense	8,781	8,845	26,665	26,183
General and administrative expense	3,373	2,589	9,779	8,730
Acquisition costs	—	16	160	183
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(209)	(235)	(636)	(721)
PROPERTY NET OPERATING INCOME	$39,987	36,546	115,897	106,363

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$17,729	8,363	35,219	23,160
Depreciation and amortization from continuing operations	17,779	16,921	52,101	48,784
Depreciation and amortization from discontinued operations	—	27	—	107
Company's share of depreciation from unconsolidated investment	34	33	100	100
Depreciation and amortization from noncontrolling interest	(50)	(58)	(153)	(186)
Gain on sales of real estate investments	(7,417)	—	(7,512)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$28,075	25,286	79,755	71,965
Net income attributable to common stockholders per diluted share	$0.56	0.28	1.13	0.77
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.89	0.83	2.55	2.39
Diluted shares for earnings per share and funds from operations	31,644	30,400	31,256	30,124

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2014 was $.89 per share compared with $.83 per share for the same period of 2013, an increase of 7.2%. For the nine months ended September 30, 2014, FFO was $2.55 per share compared with $2.39 per share for the same period of 2013, an increase of 6.7%.

•
For the three months ended September 30, 2014, PNOI increased by $3,441,000, or 9.4%, compared to the same period in 2013. PNOI increased $1,521,000 from newly developed properties, $1,342,000 from same property operations and $648,000 from 2013 and 2014 acquisitions.

For the nine months ended September 30, 2014, PNOI increased by $9,534,000, or 9.0%, compared to the same period in 2013. PNOI increased $4,737,000 from newly developed properties, $2,844,000 from 2013 and 2014 acquisitions and $2,113,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 3.7% for the three months ended September 30, 2014, and increased 2.1% for the nine months compared to the same periods in 2013.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended September 30, 2014, was 95.6% compared to 94.9% for the same period of 2013. Same property average occupancy for the nine months ended September 30, 2014, was 95.2% compared to 94.2% for the same period of 2013.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.22 per square foot for the three months ended September 30, 2014, compared to $5.11 per square foot for the same period of 2013. The same property average rental rate was $5.15 per square foot for the nine months ended September 30, 2014, compared to $5.07 per square foot for the same period of 2013.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2014, was 96.2%.  Quarter-end occupancy ranged from 95.0% to 95.7% over the period from September 30, 2013 to June 30, 2014.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (6.2% of total square footage) averaged 6.9% for the third quarter of 2014. For the nine months ended September 30, 2014, rental rate increases on new and renewal leases (13.8% of total square footage) averaged 8.0%.

•
Lease termination fee income for the three and nine months ended September 30, 2014 was $634,000 and $772,000, respectively, compared to $3,000 and $430,000 for the same periods in 2013. The Company recorded net bad debt recoveries of $82,000 and $89,000 for the three and nine months ended September 30, 2014, respectively. Bad debt expense for the same periods in 2013 was $58,000 and $154,000, respectively.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,562,977,000 at September 30, 2014, an increase of $89,565,000 from December 31, 2013.  Liabilities increased $45,816,000 to $1,000,523,000, and equity increased $43,749,000 to $562,454,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $97,267,000 during the nine months ended September 30, 2014, primarily due to property acquisitions (535,000 square feet), capital improvements at the Company’s properties and the transfer of nine properties from Development, as detailed under Development below.  These increases were offset by the sale of four operating properties (310,000 square feet) for $17,693,000 and the sale of 0.1 acres of land through an eminent domain settlement in Orlando for $141,000.

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

During the nine months ended September 30, 2014, the Company made capital improvements of $13,041,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $6,372,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at September 30, 2014 consisted of properties in lease-up and under construction of $81,431,000 and prospective development (primarily land) of $88,192,000.  The Company’s total investment in development at September 30, 2014 was $169,623,000 compared to $148,767,000 at December 31, 2013.  Total capital invested for development during the first nine months of 2014 was $80,748,000, which consisted of costs of $58,021,000 and $16,355,000 as detailed in the development activity table below and costs of $6,372,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $897,000 and $3,077,000 for the three and nine months ended September 30, 2014, respectively, compared to $1,028,000 and $2,873,000 in the same periods of 2013.

During the first nine months of 2014, EastGroup purchased 28.6 acres of development land in Dallas for $3,022,000.  Costs associated with development land acquisitions are included in the development activity table.  The Company transferred nine development properties to Real Estate Properties during the first nine months of 2014 with a total investment of $53,520,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2014 (1)	For the Nine Months Ended 9/30/2014	Cumulative as of 9/30/2014	Estimated Total Costs	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Horizon I, Orlando, FL	109,000	$—	1,645	6,946	7,700	02/14
Steele Creek II, Charlotte, NC	71,000	—	1,433	4,774	5,300	03/14
World Houston 39, Houston, TX	94,000	—	3,238	4,874	5,700	06/14
Steele Creek III, Charlotte, NC	108,000	2,172	4,651	6,823	8,200	07/14
World Houston 41, Houston, TX	104,000	1,184	3,997	5,181	6,900	08/14
Horizon II, Orlando, FL	123,000	2,526	4,886	7,412	8,600	09/14
Total Lease-Up	609,000	5,882	19,850	36,010	42,400
UNDER CONSTRUCTION						Anticipated Building Completion Date
Kyrene 202 I, Phoenix, AZ	75,000	971	4,432	5,403	6,900	10/14
Kyrene 202 II, Phoenix, AZ	45,000	575	2,449	3,024	3,900	10/14
Rampart IV, Denver, CO	84,000	—	4,670	6,388	8,300	10/14
Ten West Crossing 6, Houston, TX	64,000	928	2,867	3,795	4,800	10/14
West Road I, Houston, TX	63,000	1,014	2,781	3,795	4,900	10/14
West Road II, Houston, TX	100,000	1,612	4,407	6,019	6,800	10/14
Steele Creek IV, Charlotte, NC	57,000	938	2,406	3,344	4,300	11/14
Alamo Ridge I, San Antonio, TX	96,000	1,341	3,280	4,621	6,500	12/14
Alamo Ridge II, San Antonio, TX	62,000	866	1,734	2,600	4,100	12/14
West Road III, Houston, TX	78,000	1,164	1,156	2,320	5,000	02/15
Thousand Oaks 4, San Antonio, TX	66,000	1,123	282	1,405	5,100	03/15
Ten West Crossing 7, Houston, TX	68,000	962	439	1,401	4,900	04/15
Madison II & III, Tampa, FL	127,000	951	355	1,306	8,000	05/15
Total Under Construction	985,000	12,445	31,258	45,421	73,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	286,000	(1,546)	450	3,277	20,200
Tucson, AZ	70,000	—	—	417	4,900
Fort Myers, FL	663,000	—	—	17,858	50,000
Orlando, FL	1,144,000	(2,526)	1,359	23,507	82,600
Tampa, FL	392,000	(951)	272	6,143	23,100
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	256,000	(3,110)	273	4,517	17,600
Dallas, TX	445,000	—	3,867	5,116	30,800
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,369,000	(6,864)	126	21,421	92,200
San Antonio, TX	254,000	(3,330)	566	2,786	16,700
Total Prospective Development	5,158,000	(18,327)	6,913	88,192	351,400
	6,752,000	$—	58,021	169,623	467,300
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2014	Building Size (Square feet)					Building Completion Date
Chandler Freeways, Phoenix, AZ	126,000	$—	—	7,858		11/13
Steele Creek I, Charlotte, NC	71,000	—	(46)	4,221		02/14
Ten West Crossing 3, Houston, TX	68,000	—	544	4,913		09/13
Thousand Oaks 3, San Antonio, TX	66,000	—	684	4,984		07/13
Ten West Crossing 2, Houston, TX	46,000	—	860	4,949		09/13
Ten West Crossing 4, Houston, TX	68,000	—	1,350	4,811		02/14
Ten West Crossing 5, Houston, TX	101,000	—	4,652	6,064		09/14
World Houston 37, Houston, TX	101,000	—	1,291	6,670		09/13
World Houston 40, Houston, TX	202,000	—	7,020	9,050		09/14
Total Transferred to Real Estate Properties	849,000	$—	16,355	53,520	(2)
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $37,946,000 during the first nine months of 2014 due primarily to depreciation expense, partially offset by accumulated depreciation on the properties sold during the year.

Other Assets
Other Assets increased $9,041,000 during the first nine months of 2014.  A summary of Other Assets follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$53,872	48,473
Accumulated amortization of leasing costs	(21,931)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	31,941	29,618

Straight-line rents receivable	24,842	24,030
Allowance for doubtful accounts on straight-line rents receivable	(104)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,738	23,654

Accounts receivable	4,867	4,863
Allowance for doubtful accounts on accounts receivable	(408)	(349)
Accounts receivable, net of allowance for doubtful accounts	4,459	4,514

Acquired in-place lease intangibles	19,959	16,793
Accumulated amortization of acquired in-place lease intangibles	(7,420)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	12,539	11,427

Acquired above market lease intangibles	1,575	1,835
Accumulated amortization of acquired above market lease intangibles	(634)	(659)
Acquired above market lease intangibles, net of accumulated amortization	941	1,176

Mortgage loans receivable	8,776	8,894
Discount on mortgage loans receivable	(16)	(24)
Mortgage loans receivable, net of discount	8,760	8,870

Loan costs	8,102	8,050
Accumulated amortization of loan costs	(4,141)	(3,601)
Loan costs, net of accumulated amortization	3,961	4,449

Interest rate swap assets	1,361	1,692
Escrow deposits for 1031 exchange	7,553	—
Goodwill	990	990
Prepaid expenses and other assets	5,225	7,037
Total Other Assets	$102,468	93,427

Liabilities
Secured Debt decreased $43,282,000 during the nine months ended September 30, 2014.  The decrease resulted from the repayment of two mortgage loans with a balance of $26,576,000, regularly scheduled principal payments of $16,692,000 and mortgage loan premium amortization of $14,000.

Unsecured Debt increased $75,000,000 during the nine months ended September 30, 2014 as a result of the closing of a $75 million unsecured term loan in July 2014.

Unsecured Bank Credit Facilities decreased $4,432,000 during the nine months ended September 30, 2014; the Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $15,600,000 during the first nine months of 2014.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Property taxes payable	$22,939	15,507
Development costs payable	15,162	7,679
Interest payable	2,626	3,658
Dividends payable on unvested restricted stock	1,949	1,928
Other payables and accrued expenses	10,028	8,332
Total Accounts Payable and Accrued Expenses	$52,704	37,104

Other Liabilities increased $2,930,000 during the nine months ended September 30, 2014.  A summary of the Company’s Other Liabilities follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Security deposits	$12,462	11,359
Prepaid rent and other deferred income	8,922	10,101

Acquired below-market lease intangibles	3,631	2,972
Accumulated amortization of below-market lease intangibles	(1,189)	(874)
Acquired below-market lease intangibles, net of accumulated amortization	2,442	2,098

Interest rate swap liabilities	1,601	244
Prepaid tenant improvement reimbursements	1,345	40
Other liabilities	16	16
Total Other Liabilities	$26,788	23,858

Equity
Additional Paid-In Capital increased $62,663,000 during the nine months ended September 30, 2014.  The increase primarily resulted from the issuance of 944,548 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $59,110,000.  See Note 14 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

For the nine months ended September 30, 2014, Distributions in Excess of Earnings increased $17,033,000 as a result of dividends on common stock of $52,252,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $35,219,000.

Accumulated Other Comprehensive Income (Loss) decreased $1,714,000 during the nine months ended September 30, 2014. The decrease resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2014, was $17,729,000 ($0.56 per basic and diluted share) and $35,219,000 ($1.13 per basic and diluted share), respectively, compared to $8,363,000 ($0.28 per basic and diluted share) and $23,160,000 ($0.77 per basic and diluted share) for the same periods in 2013.

PNOI for the three months ended September 30, 2014, increased by $3,441,000, or 9.4%, compared to the same period in 2013. PNOI increased $1,521,000 from newly developed properties, $1,342,000 from same property operations and $648,000 from 2013 and 2014 acquisitions. Lease termination fee income was $634,000 and $3,000 for the three months ended September 30, 2014 and 2013, respectively. The Company recorded net bad debt recoveries of $82,000 during the three months ended September 30, 2014, and net bad debt expense of $58,000 during the same period of 2013. Straight-lining of rent increased Income from real estate operations by $372,000 and $721,000 for the three months ended September 30, 2014 and 2013, respectively.

PNOI for the nine months ended September 30, 2014, increased by $9,534,000, or 9.0%, compared to the same period in 2013. PNOI increased $4,737,000 from newly developed properties, $2,844,000 from 2013 and 2014 acquisitions and $2,113,000 from same property operations. Lease termination fee income was $772,000 and $430,000 for the nine months ended September 30, 2014 and 2013, respectively. The Company recorded net bad debt recoveries of $89,000 during the nine months ended September 30, 2014, and net bad debt expense of $154,000 during the same period of 2013. Straight-lining of rent increased Income from real estate operations by $1,420,000 and $1,166,000 for the nine months ended September 30, 2014 and 2013, respectively.

EastGroup signed 40 leases with free rent concessions on 884,000 square feet during the three months ended September 30, 2014, with total free rent concessions of $1,017,000 over the lives of the leases. During the same period of 2013, the Company signed 21 leases with free rent concessions on 789,000 square feet with total free rent concessions of $1,066,000 over the lives of the leases.

During the nine months ended September 30, 2014, EastGroup signed 119 leases with free rent concessions on 2,570,000 square feet, with total free rent concessions of $3,113,000 over the lives of the leases. During the same period of 2013, the Company signed 110 leases with free rent concessions on 2,766,000 square feet with total free rent concessions of $3,349,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.4% and 28.6% for the three and nine months ended September 30, 2014, respectively, compared to 28.5% and 28.2% for the same periods in 2013.  The Company’s percentage of leased square footage was 96.8% at September 30, 2014, compared to 96.3% at September 30, 2013.  Occupancy at September 30, 2014 was 96.2% compared to 95.7% at September 30, 2013.

Interest Expense decreased $64,000 and increased $482,000 for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The following table presents the components of Interest Expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$105,484	144,945	(39,461)	102,060	116,290	(14,230)
Weighted average variable interest rates (excluding loan cost amortization)	1.86%	1.76%		1.88%	1.86%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$496	641	(145)	1,438	1,618	(180)
Amortization of unsecured bank credit facilities costs	103	103	—	309	307	2
Total variable rate interest expense	599	744	(145)	1,747	1,925	(178)
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	6,229	7,749	(1,520)	19,584	23,985	(4,401)
Unsecured debt interest (1) (excluding loan cost amortization)	3,086	1,419	1,667	8,402	3,458	4,944
Amortization of secured debt costs	132	173	(41)	399	533	(134)
Amortization of unsecured debt costs	81	41	40	215	123	92
Total fixed rate interest expense	9,528	9,382	146	28,600	28,099	501
Total interest	10,127	10,126	1	30,347	30,024	323
Less capitalized interest	(1,346)	(1,281)	(65)	(3,682)	(3,841)	159
TOTAL INTEREST EXPENSE	$8,781	8,845	(64)	26,665	26,183	482

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense decreased by $145,000 and $178,000 for the three and nine months ended September 30, 2014, as compared to the same periods in 2013 primarily due to decreases in average unsecured bank credit facilities borrowings in 2014 as compared to the same periods last year.

The Company's fixed rate interest expense increased by $146,000 and $501,000 for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. These increases were primarily due to increases in unsecured debt interest resulting from the Company's unsecured debt described below.

A summary of Unsecured Debt follows:

UNSECURED DEBT	Interest Rate	Date Obtained	Maturity Date	September 30, 2014	December 31, 2013
				(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/31/2012	08/15/2018	$80,000	80,000
$50 Million Unsecured Term Loan	3.910%	12/21/2011	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (2)	2.846%	07/31/2014	07/31/2019	75,000	—
$75 Million Unsecured Term Loan (3)	3.752%	12/20/2013	12/20/2020	75,000	75,000
$100 Million Senior Unsecured Notes (4)	3.800%	08/28/2013	08/28/2025	100,000	100,000
				$380,000	305,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 175 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.770% as of September 30, 2014. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of September 30, 2014. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(3)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of September 30, 2014. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(4)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

The increase in unsecured debt interest was partially offset by decreases in secured debt interest resulting from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $16,692,000 during the nine months ended September 30, 2014. During the year ended December 31, 2013, regularly scheduled principal payments on secured debt were $24,420,000. The details of the secured debt repaid in 2013 and 2014 are shown in the following table:

SECURED DEBT REPAID IN 2013 AND 2014	Interest Rate	Date Repaid	Payoff Amount
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	08/06/13	$33,476,000
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	12/06/13	50,057,000
Kyrene Distribution Center	9.00%	06/30/14	11,000
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	07/10/14	26,565,000
Weighted Average/Total Amount	5.43%		$110,109,000

Interest costs incurred during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $65,000 and decreased $159,000 for the three and nine months ended September 30, 2014, as compared to the same periods of 2013.

Depreciation and Amortization expense from continuing operations increased $858,000 and $3,317,000 for the three and nine months ended September 30, 2014, as compared to the same periods in 2013 primarily due to the operating properties acquired by the Company and the properties transferred from Development in 2013 and 2014.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three and nine months ended September 30, 2014 and 2013 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2014	2013	2014	2013
		(In thousands)
Upgrade on Acquisitions	40 yrs	$128	185	182	434
Tenant Improvements:
New Tenants	Lease Life	947	1,884	4,921	6,380
New Tenants (first generation) (1)	Lease Life	173	(7)	174	75
Renewal Tenants	Lease Life	475	886	1,728	2,184
Other:
Building Improvements	5-40 yrs	961	1,426	2,345	3,027
Roofs	5-15 yrs	1,009	598	3,159	2,991
Parking Lots	3-5 yrs	48	184	265	745
Other	5 yrs	147	23	267	239
Total Capital Expenditures		$3,888	5,179	13,041	16,075

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2014	2013	2014	2013
		(In thousands)
Development	Lease Life	$717	1,513	1,816	3,032
New Tenants	Lease Life	1,265	1,841	2,897	3,591
New Tenants (first generation) (1)	Lease Life	190	92	190	96
Renewal Tenants	Lease Life	1,522	881	3,619	3,152
Total Capitalized Leasing Costs		$3,694	4,327	8,522	9,871
Amortization of Leasing Costs (2)		$2,060	1,838	5,982	5,453

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

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

During the first nine months of 2014, EastGroup sold four operating properties: Northpoint Commerce Center in Oklahoma City, Tampa West Distribution Center VI in Tampa, Clay Campbell Distribution Center in Houston and Kirby Business Center in Houston. The results of operations and gains on sales for the properties sold during the period are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on Sales of Real Estate Investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
DISCONTINUED OPERATIONS	2014	2013	2014	2013
	(In thousands)
Income from real estate operations	$—	73	—	230
Expenses from real estate operations	—	(27)	—	(68)
Property net operating income from discontinued operations	—	46	—	162
Depreciation and amortization	—	(27)	—	(107)
Income from discontinued operations	$—	19	—	55

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $94,915,000 for the nine months ended September 30, 2014.  The primary other sources of cash were from borrowings on unsecured bank credit facilities, proceeds from unsecured debt, proceeds from common stock offerings and proceeds from the sales of land and real estate investments.  The Company distributed $52,231,000 in common stock dividends during the nine months ended September 30, 2014.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, secured debt repayments, purchases of real estate and capital improvements at various properties.

Total debt at September 30, 2014 and December 31, 2013 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(In thousands)
Secured debt	$456,511	499,793
Unsecured debt	380,000	305,000
Unsecured bank credit facilities	84,520	88,952
Total debt	$921,031	893,745

EastGroup has a $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension and a $100 million expansion.  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2014, the weighted average interest rate was 1.330% on a balance of $78,000,000.

The Company also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of September 30, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2014, the interest rate was 1.332% on a balance of $6,520,000.

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

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During the nine months ended September 30, 2014, the Company issued and sold 944,548 shares of common stock under its continuous equity program at an average price of $63.52 per share with gross proceeds to the Company of $59,993,000. The Company incurred offering-related costs of $883,000 during the nine months, resulting in net proceeds to the Company of $59,110,000. As of October 20, 2014, the Company has 9,055,452 shares of common stock remaining to sell under the program.

On July 10, 2014, EastGroup repaid a mortgage loan with a balance of $26.6 million, an interest rate of 5.68%, and a maturity date of October 10, 2014.

On July 31, 2014, EastGroup closed on a $75 million unsecured term loan with a five year term and interest only payments. It will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.15% ) based on the Company's senior unsecured long-term debt rating. Also in July, the Company entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.846%.

EastGroup has a 50% undivided tenant-in-common interest in Industry Distribution Center II; this investment is accounted for under the equity method of accounting. EastGroup and the property co-owner have a non-recourse first mortgage loan secured by the property. The loan, which has an interest rate of 5.31%, was scheduled to mature in 2030; however, the lender exercised its option to call the note on June 30, 2015. EastGroup's share of the mortgage was $5,126,000 at September 30, 2014; the Company's share of the mortgage is expected to be $4,967,000 on the maturity date of June 30, 2015. The Company can now prepay the loan with no penalty.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2013, did not materially change during the nine months ended September 30, 2014, except for the increase in Unsecured Bank Credit Facilities and the decrease in Secured Debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 12 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of September 30, 2014.

	October – December 2014	2015	2016	2017		2018	Thereafter	Total	Fair Value
Secured debt (in thousands)	$5,580	102,287	92,717	58,145		11,218	186,564	456,511	482,341	(1)
Weighted average interest rate	5.41%	5.36%	5.79%	5.50%		5.22%	5.20%	5.40%

Unsecured debt (in thousands)	$—	—	—	—		130,000	250,000	380,000	377,918	(1)
Weighted average interest rate	—	—	—	—		3.21%	3.50%	3.40%

Unsecured bank credit facilities (in thousands)	$—	—	—	84,520	(2)	—	—	84,520	84,753	(3)
Weighted average interest rate	—	—	—	1.33%	(4)	—	—	1.33%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two unsecured bank credit facilities with balances of $78,000,000 on the $225 million unsecured bank credit facility and $6,520,000 on the $25 million unsecured bank credit facility as of September 30, 2014.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of September 30, 2014.

As the table above incorporates only those exposures that existed as of September 30, 2014, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities as shown above changes by 10% or approximately 13 basis points, interest expense and cash flows would increase or decrease by approximately $112,000 annually.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  October 20, 2014

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary