Form 10-K
period 2014-12-31
EASTGROUP PROPERTIES INC
filed 2015-02-17
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014                COMMISSION FILE NUMBER 1-07094

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
Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter:  $1,954,758,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 13, 2015 was 32,205,134.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and asset management offices in Charlotte and Dallas.  EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida, Texas (except Austin and El Paso), Arizona, Mississippi and North Carolina properties, which together account for 80% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona provide oversight of the Company's development program.  As of February 13, 2015, EastGroup had 69 full-time employees and 2 part-time employees.

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

During 2014, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased three warehouse distribution complexes (635,000 square feet) and 40.1 acres of development land for a total of $56.3 million.  Also during 2014, the Company began construction of 17 development projects containing 1,543,000 square feet and transferred 10 properties (949,000 square feet) from its development program to real estate properties with costs of $59.5 million at the date of transfer.

Typically, the Company initially funds its development and acquisition programs through its $250 million unsecured bank credit facilities. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace short-term bank borrowings. In March 2014, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. In October 2014, Fitch Ratings affirmed the Company's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

Real Estate Industry Risks
We face risks associated with local real estate conditions in areas where we own properties.  We may be adversely affected by general economic conditions and local real estate conditions.  For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us.  Other factors that may affect general economic conditions or local real estate conditions include:

•	population and demographic trends;

•	employment and personal income trends;

•	income and other tax laws;

•	changes in interest rates and availability and costs of financing;

•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;

•	changes in the price of oil; and

•	construction costs.

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

Risks Associated with Our Properties
We may be unable to lease space.  When a lease expires, a tenant may elect not to renew it.  We may not be able to re-lease the property on similar terms, if we are able to re-lease the property at all.  The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease.  We also routinely develop properties with no pre-leasing.  If we are unable to lease all or a substantial portion of our properties, or if the rental rates upon such leasing are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions to stockholders may be adversely affected.

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2014, we owned operating properties totaling 6.2 million square feet in Houston, which represents 18.6% of the Company's total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  Our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Increases in interest rates would increase our interest expense. At December 31, 2014, we had $99.4 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and customer and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 307 industrial properties and one office building at December 31, 2014.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 13, 2015, EastGroup’s portfolio was 96.3% leased and 96.0% occupied.  The Company has developed approximately 37% of its total portfolio (on a square foot basis), including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (80% of the total portfolio) with the remainder in bulk distribution space (16%) and business service space (4%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2014, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations, excluding month-to-month leases of 287,000 square feet, for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2015	293	4,712,000	$25,866,000	15.2%
2016	329	6,222,000	$32,730,000	19.2%
2017	253	5,619,000	$30,693,000	18.0%
2018	190	4,106,000	$22,014,000	12.9%
2019	121	3,285,000	$15,505,000	9.1%
2020	90	2,666,000	$14,350,000	8.4%
2021	38	2,253,000	$11,911,000	7.0%
2022	23	1,235,000	$5,714,000	3.3%
2023	12	696,000	$3,736,000	2.2%
2024 and beyond	16	1,202,000	$6,453,000	3.8%

(1)	Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2014, multiplied by twelve months.

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

Shares of Common Stock Market Prices and Dividends

Quarter	Calendar Year 2014			Calendar Year 2013
	High	Low	Distributions	High	Low	Distributions
First	$63.66	56.40	$0.54	$58.66	53.55	$0.53
Second	66.24	61.06	0.54	66.99	52.47	0.53
Third	65.82	59.86	0.57	63.78	54.98	0.54
Fourth	69.90	60.05	0.57	65.13	56.25	0.54
			$2.22			$2.14

As of February 13, 2015, there were 542 holders of record of the Company’s 32,205,134 outstanding shares of common stock.  The Company distributed all of its 2014 and 2013 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2014 and 2013.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2014	2013
Common Share Distributions:
Ordinary dividends	$2.02398	1.91678
Nondividend distributions	0.08974	0.21054
Unrecaptured Section 1250 capital gain	0.09470	0.00270
Other capital gain	0.01158	0.00998
Total Common Distributions	$2.22000	2.14000

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased by the Company or withheld by the Company to satisfy any tax withholding obligations during the three month period ended December 31, 2014.

Performance Graph
The following graph compares, over the five years ended December 31, 2014, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE NAREIT Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Fiscal years ended December 31,
	2009	2010	2011	2012	2013	2014
EastGroup	$100.00	116.71	125.99	162.24	181.21	205.17
FTSE NAREIT Equity REITs	100.00	127.96	138.57	163.60	167.64	218.17
S&P 500 Total Return	100.00	115.06	117.49	136.29	180.43	205.13

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2009, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA	(In thousands, except per share data)
REVENUES
Income from real estate operations	$219,706	201,849	185,783	173,008	171,887
Other income	123	322	61	142	82
	219,829	202,171	185,844	173,150	171,969
Expenses
Expenses from real estate operations	62,797	57,885	52,891	48,911	50,679
Depreciation and amortization	70,314	65,789	61,345	56,739	57,806
General and administrative	12,726	11,725	10,488	10,691	10,260
Acquisition costs	210	191	188	252	72
	146,047	135,590	124,912	116,593	118,817
Operating income	73,782	66,581	60,932	56,557	53,152
Other income (expense)
Interest expense	(35,486)	(35,192)	(35,371)	(34,709)	(35,171)
Gain on sales of real estate investments	9,188	—	—	—	—
Other	989	949	456	717	624
Income from continuing operations	48,473	32,338	26,017	22,565	18,605
Discontinued operations
Income from real estate operations	—	89	360	269	150
Gain on sales of nondepreciable real estate investments	—	—	167	—	—
Gain on sales of real estate investments	—	798	6,343	—	—
Income from discontinued operations	—	887	6,870	269	150
Net income	48,473	33,225	32,887	22,834	18,755
Net income attributable to noncontrolling interest in joint ventures	(532)	(610)	(503)	(475)	(430)
Net income attributable to EastGroup Properties, Inc. common stockholders	47,941	32,615	32,384	22,359	18,325
Other comprehensive income (loss) - Cash flow hedges	(3,986)	2,021	(392)	—	318
TOTAL COMPREHENSIVE INCOME	$43,955	34,636	31,992	22,359	18,643
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.53	1.05	0.89	0.82	0.67
Income from discontinued operations	—	0.03	0.24	0.01	0.01
Net income attributable to common stockholders	$1.53	1.08	1.13	0.83	0.68
Weighted average shares outstanding	31,341	30,162	28,577	26,897	26,752
DILUTED PER COMMON SHARE DATA FOR NET INCOMEATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.52	1.05	0.89	0.82	0.67
Income from discontinued operations	—	0.03	0.24	0.01	0.01
Net income attributable to common stockholders	$1.52	1.08	1.13	0.83	0.68
Weighted average shares outstanding	31,452	30,269	28,677	26,971	26,824
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$47,941	31,728	25,514	22,090	18,175
Income from discontinued operations	—	887	6,870	269	150
Net income attributable to common stockholders	$47,941	32,615	32,384	22,359	18,325
OTHER PER SHARE DATA
Book value, at end of year	$17.72	16.61	16.25	14.56	15.16
Common distributions declared	2.22	2.14	2.10	2.08	2.08
Common distributions paid	2.22	2.14	2.10	2.08	2.08
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$2,087,821	1,938,960	1,780,098	1,669,460	1,528,048
Real estate investments, net of accumulated depreciation (1)	1,487,295	1,388,847	1,283,851	1,217,655	1,124,861
Total assets	1,575,824	1,473,412	1,354,102	1,286,516	1,183,276
Secured debt, unsecured debt and unsecured bank credit facilities	933,177	893,745	813,926	832,686	735,718
Total liabilities	1,000,209	954,707	862,926	880,907	771,770
Noncontrolling interest in joint ventures	4,486	4,707	4,864	2,780	2,650
Total stockholders’ equity	571,129	513,998	486,312	402,829	408,856

(1)	Includes mortgage loans receivable and unconsolidated investment. See Notes 4 and 5 in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location sensitive tenants (primarily in the 5,000 to 50,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain financing from financial institutions and insurance companies. The continuous common equity program provided net proceeds to the Company of $78.9 million during 2014. Also during 2014, the Company closed a $75 million unsecured term loan at an effective fixed interest rate of 2.846%. These transactions are discussed in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2014, leases expired on 5,224,000 square feet (15.6%) of EastGroup’s total square footage of 33,398,000, and the Company was successful in renewing or re-leasing 88% of the expiring square feet.  In addition, EastGroup leased 1,738,000 square feet of other vacant space during the year.  During 2014, average rental rates on new and renewal leases increased by 7.9%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.3% for 2014 compared to 2013.

EastGroup’s total leased percentage was 96.7% at December 31, 2014 compared to 96.2% at December 31, 2013.  Leases scheduled to expire in 2015 were 14.1% of the portfolio on a square foot basis at December 31, 2014.  As of February 13, 2015, leases scheduled to expire during the remainder of 2015 were 11.6% of the portfolio on a square foot basis.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During 2014, EastGroup acquired three operating properties (six buildings totaling 635,000 square feet) in Charlotte, Austin and Chino, California, for $51.7 million and 40.1 acres of development land in Dallas, Phoenix and Charlotte for $4.6 million.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During 2014, the Company began construction of 17 development projects containing 1,543,000 square feet in Houston, Dallas, San Antonio, Charlotte, Orlando, Tampa and Phoenix.  Also in 2014, EastGroup transferred 10 properties (949,000 square feet) in Houston, San Antonio, Charlotte and Phoenix from its development program to real estate properties with costs of $59.5 million at the date of transfer.  As of December 31, 2014, EastGroup’s development program consisted of 20 buildings (1,801,000 square feet) located in Houston, Dallas, San Antonio, Orlando, Tampa, Charlotte, Phoenix and Denver.  The projected total cost for the development projects, which were collectively 31% leased as of February 13, 2015, is $132.5 million, of which $38.6 million remained to be invested as of December 31, 2014.

Typically, the Company initially funds its acquisition and development programs through its $250 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace short-term bank borrowings. In March 2014, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. In October 2014, Fitch Ratings affirmed the Company's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three fiscal years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Income from real estate operations	$219,706	201,849	185,783
Expenses from real estate operations	(62,797)	(57,885)	(52,891)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(848)	(961)	(990)
PNOI from 50% owned unconsolidated investment	789	793	793
PROPERTY NET OPERATING INCOME	$156,850	143,796	132,695

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

The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
		(In thousands)
NET INCOME	$48,473	33,225	32,887
Interest income	(479)	(530)	(369)
Gain on sales of real estate investments	(9,188)	—	—
Company's share of interest expense from unconsolidated investment	242	293	304
Company's share of depreciation from unconsolidated investment	134	134	133
Other income	(123)	(322)	(61)
Interest rate swap ineffectiveness	1	(29)	269
Gain on sales of non-operating real estate	(98)	(24)	—
Income from discontinued operations	—	(887)	(6,870)
Depreciation and amortization from continuing operations	70,314	65,789	61,345
Interest expense	35,486	35,192	35,371
General and administrative expense	12,726	11,725	10,488
Acquisition costs	210	191	188
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(848)	(961)	(990)
PROPERTY NET OPERATING INCOME (PNOI)	$156,850	143,796	132,695

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$47,941	32,615	32,384
Depreciation and amortization from continuing operations	70,314	65,789	61,345
Depreciation and amortization from discontinued operations	—	130	929
Company's share of depreciation from unconsolidated investment	134	134	133
Depreciation and amortization from noncontrolling interest	(204)	(240)	(256)
Gain on sales of real estate investments	(9,188)	(798)	(6,343)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$108,997	97,630	88,192
Net income attributable to common stockholders per diluted share	$1.52	1.08	1.13
Funds from operations attributable to common stockholders per diluted share	3.47	3.23	3.08
Diluted shares for earnings per share and funds from operations	31,452	30,269	28,677

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2014, FFO was $3.47 per share compared with $3.23 per share for 2013, an increase of 7.4% per share.

•
For the year ended December 31, 2014, PNOI increased by $13,054,000, or 9.1%, compared to 2013. PNOI increased $6,710,000 from newly developed properties, $3,650,000 from 2013 and 2014 acquisitions and $3,136,000 from same property operations.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 2.3% for the year ended December 31, 2014, compared to 2013.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2014, was 95.3% compared to 94.5% for 2013.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.19 per square foot for the year ended December 31, 2014, compared to $5.08 per square foot for 2013.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2014 was 96.3%.  Quarter-end occupancy ranged from 95.0% to 96.2% over the period from December 31, 2013 to September 30, 2014.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2014, rental rate increases on new and renewal leases (18.9% of total square footage) averaged 7.9%.

•	For the year 2014, lease termination fee income was $1,205,000 compared to $495,000 for 2013. The Company recorded bad debt recoveries of $4,000 in 2014 and bad debt expense of $268,000 in 2013.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2014, 2013 and 2012 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.

FINANCIAL CONDITION

EastGroup’s assets were $1,575,824,000 at December 31, 2014, an increase of $102,412,000 from December 31, 2013.  Liabilities increased $45,502,000 to $1,000,209,000, and total equity increased $56,910,000 to $575,615,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real Estate Properties increased $116,414,000 during the year ended December 31, 2014, primarily due to the transfer of 10 properties from Development, as detailed under Development below, the purchase of the operating properties detailed below and capital improvements at the Company's properties. These increases were offset by the sales of five operating properties (six buildings totaling 442,000 square feet) in Houston, Dallas, Tampa and Oklahoma City for $21,381,000 and 0.1 acres of land in Orlando for $141,000.

REAL ESTATE PROPERTIES ACQUIRED IN 2014	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Ridge Creek Distribution Center III	Charlotte, NC	270,000	05/12/2014	$13,606
Colorado Crossing Distribution Center	Austin, TX	265,000	06/11/2014	24,358
Ramona Distribution Center	Chino, CA	100,000	12/19/2014	9,513
Total Acquisitions		635,000		$47,477

(1)
Total cost of the properties acquired was $51,652,000, of which $47,477,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $5,074,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $903,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $48,805,000 for the properties and intangibles acquired, assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value.

During 2014, the Company made capital improvements of $19,862,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $6,950,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at December 31, 2014 consisted of properties in lease-up and under construction of $93,886,000 and prospective development (primarily land) of $86,087,000.  The Company’s total investment in development at December 31, 2014 was $179,973,000 compared to $148,767,000 at December 31, 2013.  Total capital invested for development during 2014 was $97,696,000, which primarily consisted of costs of $69,983,000 and $20,763,000 as detailed in the development activity table below and costs of $6,950,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $4,040,000 during the year ended December 31, 2014, compared to $3,730,000 during 2013. The increase in capitalized internal development costs in 2014 as compared to 2013 resulted from increased activity in the Company's development program in 2014.

During 2014, EastGroup purchased 40.1 acres of development land in Dallas, Charlotte and Phoenix for $4,613,000.  Costs associated with these acquisitions are included in the development activity table.  The Company transferred 10 development properties to Real Estate Properties during 2014 with a total investment of $59,540,000 as of the date of transfer.

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2014 (1)	For the Year Ended 12/31/14	Cumulative as of 12/31/14	Estimated Total Costs (2)	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Horizon I, Orlando, FL	109,000	$—	1,811	7,112	7,700	02/14
Steele Creek II, Charlotte, NC	71,000	—	1,582	4,923	5,600	03/14
World Houston 39, Houston, TX	94,000	—	3,420	5,056	5,700	06/14
Steele Creek III, Charlotte, NC	108,000	2,172	5,148	7,320	8,200	07/14
World Houston 41, Houston, TX	104,000	1,184	4,162	5,346	6,900	08/14
Horizon II, Orlando, FL	123,000	2,526	5,134	7,660	8,600	09/14
Ten West Crossing 6, Houston, TX	64,000	928	3,314	4,242	4,800	10/14
West Road I, Houston, TX	63,000	1,014	3,263	4,277	4,900	10/14
Kyrene 202 I, Phoenix, AZ	75,000	971	4,968	5,939	6,900	11/14
Kyrene 202 II, Phoenix, AZ	45,000	575	2,834	3,409	4,300	11/14
Rampart IV, Denver, CO	84,000	—	5,229	6,947	8,300	11/14
Total Lease-Up	940,000	9,370	40,865	62,231	71,900
UNDER CONSTRUCTION						Anticipated Building Completion Date
Alamo Ridge I, San Antonio, TX	96,000	1,341	4,134	5,475	6,700	01/15
Alamo Ridge II, San Antonio, TX	62,000	866	2,500	3,366	3,900	01/15
Steele Creek IV, Charlotte, NC	57,000	938	2,522	3,460	4,300	01/15
West Road III, Houston, TX	78,000	1,164	2,701	3,865	5,000	02/15
Thousand Oaks 4, San Antonio, TX	66,000	1,123	1,820	2,943	5,100	03/15
Madison II & III, Tampa, FL	127,000	951	2,729	3,680	8,000	04/15
Sky Harbor 6, Phoenix, AZ	31,000	807	813	1,620	3,100	04/15
Ten West Crossing 7, Houston, TX	68,000	962	2,208	3,170	4,900	04/15
ParkView 1-3, Dallas, TX	276,000	3,039	1,037	4,076	19,600	07/15
Total Under Construction	861,000	11,191	20,464	31,655	60,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	286,000	(2,353)	1,443	3,463	21,600
Tucson, AZ	70,000	—	—	417	5,300
Fort Myers, FL	663,000	—	—	17,858	50,000
Orlando, FL	1,144,000	(2,526)	1,703	23,851	82,600
Tampa, FL	392,000	(951)	313	6,184	23,100
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	384,000	(3,110)	739	4,983	26,800
Dallas, TX	169,000	(3,039)	3,439	1,649	11,200
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,362,000	(6,864)	415	21,710	92,200
San Antonio, TX	254,000	(3,330)	602	2,822	16,700
Total Prospective Development	5,003,000	(22,173)	8,654	86,087	342,800
	6,804,000	$(1,612)	69,983	179,973	475,300
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2014	Building Size (Square feet)					Building Completion Date
Chandler Freeways, Phoenix, AZ	126,000	$—	—	7,858		11/13
Steele Creek I, Charlotte, NC	71,000	—	(46)	4,221		02/14
Ten West Crossing 3, Houston, TX	68,000	—	544	4,913		09/13
Thousand Oaks 3, San Antonio, TX	66,000	—	684	4,984		07/13
Ten West Crossing 2, Houston, TX	46,000	—	860	4,949		09/13
Ten West Crossing 4, Houston, TX	68,000	—	1,350	4,811		02/14
Ten West Crossing 5, Houston, TX	101,000	—	4,652	6,064		09/14
World Houston 37, Houston, TX	101,000	—	1,291	6,670		09/13
World Houston 40, Houston, TX	202,000	—	7,020	9,050		09/14
West Road II, Houston, TX	100,000	1,612	4,408	6,020		10/14
Total Transferred to Real Estate Properties	949,000	$1,612	20,763	59,540	(3)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $25.3 million and tenant improvement obligations of $2.6 million on properties under development.

(3)	Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $50,413,000 during 2014 due to depreciation expense, offset by accumulated depreciation on the properties sold during the year.

Other Assets
Other Assets increased $82,000 during 2014.  A summary of Other Assets follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$56,171	48,473
Accumulated amortization of leasing costs	(22,951)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	33,220	29,618

Straight-line rents receivable	25,013	24,030
Allowance for doubtful accounts on straight-line rents receivable	(102)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,911	23,654

Accounts receivable	4,459	4,863
Allowance for doubtful accounts on accounts receivable	(379)	(349)
Accounts receivable, net of allowance for doubtful accounts	4,080	4,514

Acquired in-place lease intangibles	20,118	16,793
Accumulated amortization of acquired in-place lease intangibles	(8,345)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	11,773	11,427

Acquired above market lease intangibles	1,575	1,835
Accumulated amortization of acquired above market lease intangibles	(699)	(659)
Acquired above market lease intangibles, net of accumulated amortization	876	1,176

Mortgage loans receivable	4,991	8,894
Discount on mortgage loans receivable	—	(24)
Mortgage loans receivable, net of discount	4,991	8,870

Loan costs	8,166	8,050
Accumulated amortization of loan costs	(4,454)	(3,601)
Loan costs, net of accumulated amortization	3,712	4,449

Interest rate swap assets	812	1,692
Goodwill	990	990
Escrow deposits for 1031 exchange	698	—
Prepaid expenses and other assets	7,446	7,037
Total Other Assets	$93,509	93,427

Liabilities
Secured Debt decreased $46,017,000 during the year ended December 31, 2014.  The decrease resulted from the repayment of two mortgages totaling $26,577,000, regularly scheduled principal payments of $22,269,000 and mortgage loan premium amortization of $18,000. The decreases were partially offset by a mortgage of $2,617,000 assumed by the Company in connection with the acquisition of Ramona Distribution Center; the Company recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value. This premium is being amortized over the remaining life of the mortgage.

Unsecured Debt increased $75,000,000 during 2014 as a result of the closing of a $75 million unsecured term loan in July 2014.

Unsecured Bank Credit Facilities increased $10,449,000 during 2014 as a result of advances of $350,214,000 exceeding repayments of $339,765,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $2,335,000 during 2014.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2014	2013
	(In thousands)
Property taxes payable	$15,216	15,507
Development costs payable	7,920	7,679
Interest payable	3,500	3,658
Dividends payable on unvested restricted stock	2,096	1,928
Other payables and accrued expenses	10,707	8,332
Total Accounts Payable and Accrued Expenses	$39,439	37,104

Other Liabilities increased $3,735,000 during 2014.  A summary of the Company’s Other Liabilities follows:

	December 31,
	2014	2013
	(In thousands)
Security deposits	$12,803	11,359
Prepaid rent and other deferred income	8,971	10,101

Acquired below market lease intangibles	3,657	2,972
Accumulated amortization of acquired below market lease intangibles	(1,380)	(874)
Acquired below market lease intangibles, net of accumulated amortization	2,277	2,098

Interest rate swap liabilities	3,314	244
Prepaid tenant improvement reimbursements	212	40
Other liabilities	16	16
Total Other Liabilities	$27,593	23,858

Equity
Additional Paid-In Capital increased $83,800,000 during 2014.  The increase primarily resulted from the issuance of 1,246,400 shares of common stock under the Company's continuous common equity program with net proceeds to the Company of $78,868,000.  See Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

During 2014, Distributions in Excess of Earnings increased $22,683,000 as a result of dividends on common stock of $70,624,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $47,941,000.

Accumulated Other Comprehensive Income (Loss) decreased $3,986,000 during 2014. The decrease resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2014 Compared to 2013

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2014 was $47,941,000 ($1.53 per basic and $1.52 per diluted share) compared to $32,615,000 ($1.08 per basic and diluted share) for 2013.  EastGroup recognized gains on sales of real estate investments of $9,188,000 during 2014 and $798,000 during 2013.

PNOI increased by $13,054,000, or 9.1%, for 2014 compared to 2013. PNOI increased $6,710,000 from newly developed properties, $3,650,000 from 2013 and 2014 acquisitions and $3,136,000 from same property operations. PNOI decreased $451,000 from 2014 dispositions. For the year 2014, lease termination fee income was $1,205,000 compared to $495,000 for 2013.  The Company recorded bad debt recoveries of $4,000 in 2014 and bad debt expense of $268,000 in 2013. Straight-lining of rent increased Income from real estate operations by $1,881,000 and $1,971,000 in 2014 and 2013, respectively.

The Company signed 157 leases with certain free rent concessions on 3,274,000 square feet during 2014 with total free rent concessions of $3,816,000, compared to 142 leases with free rent concessions on 3,787,000 square feet with total free rent concessions of $4,723,000 in 2013.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.6% in 2014 compared to 28.7% in 2013.  The Company’s percentage of leased square footage was 96.7% at December 31, 2014, compared to 96.2% at December 31, 2013.  Occupancy at the end of 2014 was 96.3% compared to 95.5% at the end of 2013.

Interest Expense increased $294,000 for 2014 compared to 2013.  The following table presents the components of Interest Expense for 2014 and 2013:

	Years Ended December 31,
	2014	2013	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$96,162	112,971	(16,809)
Weighted average variable interest rates (excluding loan cost amortization)	1.92%	1.87%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	1,843	2,110	(267)
Amortization of unsecured bank credit facilities costs	413	410	3
Total variable rate interest expense	2,256	2,520	(264)
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	25,700	31,298	(5,598)
Unsecured debt interest (1) (excluding loan cost amortization)	11,649	5,559	6,090
Amortization of secured debt costs	521	706	(185)
Amortization of unsecured debt costs	302	173	129
Total fixed rate interest expense	38,172	37,736	436
Total interest	40,428	40,256	172
Less capitalized interest	(4,942)	(5,064)	122
TOTAL INTEREST EXPENSE	$35,486	35,192	294

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense decreased by $264,000 for 2014 as compared to 2013 primarily due to decreases in the Company's average unsecured bank credit facilities borrowings.

The Company's fixed rate interest expense increased by $436,000 for 2014 as compared to 2013. The increase was primarily due to increases in unsecured debt interest, offset by decreases in secured debt interest resulting from the Company's debt activity described below.

A summary of unsecured debt obtained in 2013 and 2014 follows:

				Balance at December 31,
UNSECURED DEBT	Interest Rate	Date Obtained	Maturity Date	2014	2013
				(In thousands)
$100 Million Senior Unsecured Notes (1)	3.800%	08/28/2013	08/28/2025	$100,000	100,000
$75 Million Unsecured Term Loan (2)	3.752%	12/20/2013	12/20/2020	75,000	75,000
$75 Million Unsecured Term Loan (3)	2.846%	07/31/2014	07/31/2019	75,000	—
				$250,000	175,000

(1)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of December 31, 2014. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(3)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of December 31, 2014. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap.

The increase in unsecured debt interest was partially offset by decreases in secured debt interest resulting from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $22,269,000 in 2014 and $24,420,000 in 2013. The details of the secured debt repaid in 2013 and 2014 are shown in the following table:

SECURED DEBT REPAID IN 2013 AND 2014	Interest Rate	Date Repaid	Payoff Amount
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	08/06/13	$33,476,000
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	12/06/13	50,057,000
Weighted Average/Total Amount for 2013	5.35%		83,533,000
Kyrene Distribution Center	9.00%	06/30/14	11,000
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	07/10/14	26,565,000
Weighted Average/Total Amount for 2014	5.68%		26,576,000
Weighted Average/Total Amount for 2013 and 2014	5.43%		$110,109,000

During 2013, EastGroup did not obtain any new secured debt; in 2014, the Company assumed the secured debt detailed in the following table:

NEW SECURED DEBT IN 2014	Effective Interest Rate	Date Obtained	Maturity Date	Amount
Ramona Distribution Center (1)	3.85%	12/19/14	11/30/26	$2,847,000

(1)
In connection with the acquisition of Ramona Distribution Center, the Company assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value. This premium is being amortized over the remaining life of the mortgage.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest decreased $122,000 for 2014 as compared to 2013 primarily due to decreases in the Company's overall borrowing interest rates in 2014 compared to 2013, partially offset by increased activity in the Company's development program in 2014 compared to 2013.

Depreciation and Amortization expense from continuing operations increased $4,525,000 for 2014 compared to 2013 primarily due to the operating properties acquired by the Company during 2013 and 2014 and the properties transferred from Development in 2013 and 2014.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2014 and 2013 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2014	2013
		(In thousands)
Upgrade on Acquisitions	40 yrs	$246	459
Tenant Improvements:
New Tenants	Lease Life	7,984	8,124
New Tenants (first generation) (1)	Lease Life	290	110
Renewal Tenants	Lease Life	2,828	2,982
Other:
Building Improvements	5-40 yrs	3,339	4,395
Roofs	5-15 yrs	4,367	4,005
Parking Lots	3-5 yrs	503	852
Other	5 yrs	305	511
Total Capital Expenditures		$19,862	21,438

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the years ended December 31, 2014 and 2013 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2014	2013
		(In thousands)
Development	Lease Life	$2,866	3,895
New Tenants	Lease Life	3,606	4,317
New Tenants (first generation) (1)	Lease Life	217	96
Renewal Tenants	Lease Life	5,469	4,978
Total Capitalized Leasing Costs		$12,158	13,286
Amortization of Leasing Costs (2)		$8,284	7,354

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations.

Discontinued Operations
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation. Typically, when the Company disposes of operating properties, the sales are not considered to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company adopted the provisions of ASU 2014-08 as of January 1, 2014, and has applied the provisions prospectively.

Prior to the adoption of ASU 2014-08, the results of operations for the operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  Interest expense was not generally allocated to the properties held for sale or whose operations were included under Discontinued Operations unless the mortgage was required to be paid in full upon the sale of the property. ASU 2014-08 is described in further detail under Recent Accounting Pronouncements.

During 2014, the Company sold the following properties: Northpoint Commerce Center in Oklahoma City, Tampa West Distribution Center VI in Tampa, Clay Campbell Distribution Center and Kirby Business Center in Houston, and two of its three Ambassador Row Warehouses in Dallas. The results of operations and gains on sales for the properties sold during 2014 are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on sales of real estate investments.

During 2013, the Company sold three properties: Tampa West Distribution Center V and VII and Tampa East Distribution Center II in Tampa. The results of operations and gains on sales for the properties sold in 2013 are reported under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold during 2013.

DISCONTINUED OPERATIONS	Years Ended December 31,
	2014	2013
	(In thousands)
Income from real estate operations	$—	306
Expenses from real estate operations	—	(87)
Property net operating income from discontinued operations	—	219
Depreciation and amortization	—	(130)
Income from real estate operations	—	89
Gain on sales of real estate investments	—	798
Income from discontinued operations	$—	887

2013 Compared to 2012
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2013 was $32,615,000 ($1.08 per basic and diluted share) compared to $32,384,000 ($1.13 per basic and diluted share) for 2012.  EastGroup recognized gains on sales of real estate investments of $798,000 during 2013 and $6,510,000 during 2012.

PNOI increased by $11,072,000, or 8.3%, for 2013 compared to 2012. PNOI increased $5,903,000 from 2012 and 2013 acquisitions, $3,641,000 from newly developed properties, and $1,660,000 from same property operations. Lease termination fee income was $495,000 and $389,000 in 2013 and 2012, respectively. The Company recorded bad debt expense of $268,000 and $630,000 in 2013 and 2012, respectively. Straight-lining of rent increased Income from real estate operations by $1,971,000 and $1,572,000 in 2013 and 2012, respectively.

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

Interest Expense decreased $179,000 in 2013 compared to 2012.  The following table presents the components of Interest Expense for 2013 and 2012:

	Years Ended December 31,
	2013	2012	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$112,971	85,113	27,858
Weighted average variable interest rates (excluding loan cost amortization)	1.87%	1.61%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$2,110	1,371	739
Amortization of unsecured bank credit facilities costs	410	342	68
Total variable rate interest expense	2,520	1,713	807
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	31,298	34,733	(3,435)
Unsecured debt interest (1) (excluding loan cost amortization)	5,559	2,724	2,835
Amortization of secured debt costs	706	780	(74)
Amortization of unsecured debt costs	173	81	92
Total fixed rate interest expense	37,736	38,318	(582)
Total interest	40,256	40,031	225
Less capitalized interest	(5,064)	(4,660)	(404)
TOTAL INTEREST EXPENSE	$35,192	35,371	(179)

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

Regularly scheduled secured debt principal payments were $24,420,000 in 2013 and $24,408,000 in 2012. The details of the secured debt repaid in 2012 and 2013 are shown in the following table:

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

During 2013, EastGroup did not close on any new secured debt; in 2012, the Company closed the new secured debt detailed in the following table:

NEW SECURED DEBT IN 2012	Interest Rate	Date Obtained	Maturity Date	Amount
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord, Interstate V, VI & VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	01/04/12	01/05/22	$54,000,000

The decrease in secured debt interest was partially offset by increased unsecured debt interest related to the Company's unsecured debt described below.

A summary of unsecured debt obtained in 2012 and 2013 follows:

				Balance at December 31,
UNSECURED DEBT	Interest Rate	Date Obtained	Maturity Date	2013	2012
				(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/31/2012	08/15/2018	$80,000	80,000
$100 Million Senior Unsecured Notes (2)	3.800%	08/28/2013	08/28/2025	100,000	—
$75 Million Unsecured Term Loan (3)	3.752%	12/20/2013	12/20/2020	75,000	—
				$255,000	80,000

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

(2)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

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

Depreciation and Amortization expense from continuing operations increased $4,444,000 for 2013 compared to 2012 primarily due to the operating properties acquired by the Company in 2012 and 2013 and the properties transferred from Development in 2012 and 2013.

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

Discontinued Operations
The results of operations and gains on sales for the operating properties sold in 2013 and 2012 are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2013, the Company sold three properties: Tampa West Distribution Center V and VII and Tampa East Distribution Center II in Tampa. In 2012, the Company sold four properties: Tampa East Distribution Center III and Tampa West Distribution Center VIII in Tampa, Estrella Distribution Center in Phoenix, and Braniff Distribution Center in Tulsa.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation. Typically, when the Company disposes of operating properties, the sales are not considered to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company adopted the provisions of ASU 2014-08 as of January 1, 2014, and has applied the provisions prospectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $117,401,000 for the year ended December 31, 2014.  The primary other sources of cash were from borrowings on unsecured bank credit facilities, proceeds from unsecured debt, proceeds from common stock offerings and proceeds from sales of real estate investments.  The Company distributed $70,456,000 in common stock dividends during 2014.  Other primary uses of cash were for repayments on unsecured bank credit facilities, secured debt repayments, development of properties, purchases of real estate and capital improvements at various properties.

Total debt at December 31, 2014 and 2013 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2014 and 2013.

	December 31,
	2014	2013
	(In thousands)
Secured debt	$453,776	499,793
Unsecured debt	380,000	305,000
Unsecured bank credit facilities	99,401	88,952
Total debt	$933,177	893,745

EastGroup has a $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension (at the Company's election) and a $100 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2014, the weighted average interest rate was 1.334% on a balance of $90,000,000.

The Company also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2014, the interest rate was 1.346% on a balance of $9,401,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt to replace the short-term bank borrowings.  The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can obtain financing from financial institutions and insurance companies and issue common and/or preferred equity. The Company intends to obtain primarily unsecured fixed rate debt in the future. The Company may also access the public debt market in the future as a means to raise capital.

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During 2014, the Company issued and sold 1,246,400 shares of common stock under its continuous equity program at an average price of $64.18 per share with gross proceeds to the Company of $79,993,000. The Company incurred offering-related costs of $1,125,000 during the year, resulting in net proceeds to the Company of $78,868,000. As of February 17, 2015, the Company has 8,753,600 shares of common stock remaining to sell under the program.

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

EastGroup has a 50% undivided tenant-in-common interest in Industry Distribution Center II; this investment is accounted for under the equity method of accounting. EastGroup and the property co-owner had a non-recourse first mortgage loan secured by the property. The loan, which had an interest rate of 5.31%, was scheduled to mature in 2030; however, the lender exercised its option to call the note on June 30, 2015. EastGroup and property co-owner repaid the mortgage (with no penalty) on October 31, 2014; EastGroup's share of this mortgage was $5,132,000 at the date of repayment and $5,280,000 at December 31, 2013.

In January 2015, EastGroup reached an agreement on a $75 million senior unsecured term loan which is expected to close in early March 2015. The loan will have a seven-year term and interest only payments. It will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.03%.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2014 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Secured Debt Obligations (1)	$453,776	102,372	151,047	66,885	133,472
Interest on Secured Debt	78,782	21,811	30,506	17,667	8,798
Unsecured Debt (1)	380,000	—	—	205,000	175,000
Interest on Unsecured Debt	73,388	12,919	25,874	19,865	14,730
Unsecured Bank Credit Facilities (1) (2)	99,401	—	99,401	—	—
Interest on Unsecured Bank Credit Facilities (3)	3,980	1,888	2,092	—	—
Operating Lease Obligations:
Office Leases	672	341	331	—	—
Ground Leases	15,550	747	1,495	1,495	11,813
Real Estate Property Obligations (4)	2,525	2,525	—	—	—
Development Obligations (5)	25,297	25,297	—	—	—
Tenant Improvements (6)	7,576	7,576	—	—	—
Purchase Obligations (7)	—	—	—	—	—
Total	$1,140,947	175,476	310,746	310,912	343,813

(1)	These amounts are included on the Consolidated Balance Sheets.

(2)
The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2014, the weighted average interest rate was 1.335% on the variable rate debt that matures in January 2017. The $225 million unsecured credit facility has options for a one-year extension (at the Company's election) and a $100 million expansion (with agreement by all parties). The $25 million unsecured credit facility automatically extends for one year if the extension option in the $225 million revolving facility is exercised. As of December 31, 2014, the interest rate on the $225 million facility was LIBOR plus 1.175% (1.334%) with an annual facility fee of 0.225%, and the interest rate on the $25 million facility, which resets on a daily basis, was LIBOR plus 1.175% (1.346%) with an annual facility fee of 0.225%. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
Represents an estimate of interest due on the Company's unsecured credit facilities based on the outstanding unsecured credit facilities as of December 31, 2014 and interest rates and maturity dates on the facilities as of December 31, 2014 as discussed in note 2 above.

(4)	Represents commitments on real estate properties, except for tenant improvement obligations.

(5)	Represents commitments on properties under development, except for tenant improvement obligations.

(6)	Represents tenant improvement allowance obligations.

(7)	The Company had no purchase obligations as of December 31, 2014.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows at fixed rates but also has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. In addition, the Company uses interest rate swaps (as discussed in Note 13 in the Notes to Consolidated Financial Statements) as part of its interest rate risk management strategy.  The table below presents the principal payments due and weighted average interest rates for both the fixed rate and variable rate debt as of December 31, 2014.

	2015	2016	2017		2018	2019	Thereafter	Total	Fair Value
Secured debt (in thousands)	$102,372	92,808	58,239		11,316	55,569	133,472	453,776	478,659 (1)
Weighted average interest rate	5.36%	5.79%	5.50%		5.21%	7.01%	4.42%	5.39%
Unsecured debt (in thousands)	$—	—	—		130,000	75,000	175,000	380,000	380,082 (1)
Weighted average interest rate	—	—	—		3.21%	2.85%	3.78%	3.40%
Unsecured bank credit facilities (in thousands)	$—	—	99,401	(2)	—	—	—	99,401	99,638 (3)
Weighted average interest rate	—	—	1.34%	(4)	—	—	—	1.34%

(1)
The fair value of the Company’s fixed rate debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two unsecured bank credit facilities with balances of $90,000,000 on the $225 million unsecured bank credit facility and $9,401,000 on the $25 million unsecured bank credit facility as of December 31, 2014.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of December 31, 2014.

As the table above incorporates only those exposures that existed as of December 31, 2014, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the unsecured bank credit facilities, as shown above, changes by 10% or approximately 13 basis points, interest expense and cash flows would increase or decrease by approximately $133,000 annually.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2014 and 2013, and its Consolidated Statements of Income and Comprehensive Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors as of December 31, 2014.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Almanac Realty Investors, LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
H. Eric Bolton, Jr.	Director since 2013; Chairman and Chief Executive Officer of Mid-America Apartment Communities, Inc.
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Chairman of BRT Realty Trust and Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Senior Advisor with Almanac Realty Investors, LLC (real estate advisory and investment management services)
David M. Osnos	Director since 1993; Of Counsel to the law firm of Arent Fox LLP
Leland R. Speed	Director since 1978; Chairman of the Board of the Company
David H. Hoster II	Director since 1993; President and Chief Executive Officer of the Company
N. Keith McKey	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
John F. Coleman	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer, Controller and Assistant Secretary of the Company
William D. Petsas	Senior Vice President of the Company
Brent W. Wood	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters" and “Executive Officers” in the Company's definitive Proxy Statement ("2015 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 28, 2015.  The 2015 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2014.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2015 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Committees and Meeting Data” in the Company's 2015 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2015 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2014," "Outstanding Equity Awards at 2014 Fiscal Year-End," "Option Exercises and Stock Vested in 2014," "Potential Payments upon Termination or Change in Control," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Report of the Compensation Committee" in the Company's 2015 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the subsections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2015 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2014.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	1,900,800
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,900,800

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the subsection entitled "Independent Directors" and the section entitled “Certain Transactions and Relationships” in the Company's 2015 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Auditor Fees and Services" in the Company's 2015 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	40
	Management Report on Internal Control Over Financial Reporting	41
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets – December 31, 2014 and 2013	42
	Consolidated Statements of Income and Comprehensive Income – Years ended December 31, 2014, 2013 and 2012	43
	Consolidated Statements of Changes in Equity – Years ended December 31, 2014, 2013 and 2012	44
	Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012	45
	Notes to Consolidated Financial Statements	46

(2)	Consolidated Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	68
	Schedule III – Real Estate Properties and Accumulated Depreciation	69
	Schedule IV – Mortgage Loans on Real Estate	82

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the Notes to Consolidated Financial Statements.

(3)	Exhibits:
	The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	EastGroup Properties, Inc. Bylaws, Amended through December 5, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 10, 2014).

(10)	Material Contracts (*Indicates management or compensatory agreement):
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

(h)	EastGroup Properties, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy material for the 2013 Annual Meeting of Stockholders).*
(i)	EastGroup Properties, Inc. Director Compensation Program (incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended June 30, 2013).*
(j)
Note Purchase Agreement, dated as of August 28, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and the purchasers of the notes party thereto (including the form of the 3.80% Senior Notes due August 28, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2013).

(k)
2013 Term Loan Agreement dated as of December 13, 2013 by and among EastGroup Properties, L.P., EastGroup Properties, Inc., PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as lead arranger and bookrunner, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended December 31, 2013).

(l)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed February 25, 2014).

(m)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed February 25, 2014).

(n)
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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(f) to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(Signed) KPMG LLP
Jackson, Mississippi
February 17, 2015

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 17, 2015, expressed an unqualified opinion on those consolidated financial statements.

(Signed) KPMG LLP
Jackson, Mississippi
February 17, 2015

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$1,894,973	1,778,559
Development	179,973	148,767
	2,074,946	1,927,326
Less accumulated depreciation	(600,526)	(550,113)
	1,474,420	1,377,213
Unconsolidated investment	7,884	2,764
Cash	11	8
Other assets	93,509	93,427
TOTAL ASSETS	$1,575,824	1,473,412
LIABILITIES AND EQUITY
LIABILITIES
Secured debt	$453,776	499,793
Unsecured debt	380,000	305,000
Unsecured bank credit facilities	99,401	88,952
Accounts payable and accrued expenses	39,439	37,104
Other liabilities	27,593	23,858
Total Liabilities	1,000,209	954,707
EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,232,587 shares issued and outstanding at December 31, 2014 and 30,937,225 at December 31, 2013	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	874,335	790,535
Distributions in excess of earnings	(300,852)	(278,169)
Accumulated other comprehensive income (loss)	(2,357)	1,629
Total Stockholders’ Equity	571,129	513,998
Noncontrolling interest in joint ventures	4,486	4,707
Total Equity	575,615	518,705
TOTAL LIABILITIES AND EQUITY	$1,575,824	1,473,412
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$219,706	201,849	185,783
Other income	123	322	61
	219,829	202,171	185,844
EXPENSES
Expenses from real estate operations	62,797	57,885	52,891
Depreciation and amortization	70,314	65,789	61,345
General and administrative	12,726	11,725	10,488
Acquisition costs	210	191	188
	146,047	135,590	124,912
OPERATING INCOME	73,782	66,581	60,932
OTHER INCOME (EXPENSE)
Interest expense	(35,486)	(35,192)	(35,371)
Gain on sales of real estate investments	9,188	—	—
Other	989	949	456
INCOME FROM CONTINUING OPERATIONS	48,473	32,338	26,017
DISCONTINUED OPERATIONS
Income from real estate operations	—	89	360
Gain on sales of nondepreciable real estate investments	—	—	167
Gain on sales of real estate investments	—	798	6,343
INCOME FROM DISCONTINUED OPERATIONS	—	887	6,870
NET INCOME	48,473	33,225	32,887
Net income attributable to noncontrolling interest in joint ventures	(532)	(610)	(503)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	47,941	32,615	32,384
Other comprehensive income (loss) - cash flow hedges	(3,986)	2,021	(392)
TOTAL COMPREHENSIVE INCOME	$43,955	34,636	31,992
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.53	1.05	0.89
Income from discontinued operations	—	0.03	0.24
Net income attributable to common stockholders	$1.53	1.08	1.13
Weighted average shares outstanding	31,341	30,162	28,577
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.52	1.05	0.89
Income from discontinued operations	—	0.03	0.24
Net income attributable to common stockholders	$1.52	1.08	1.13
Weighted average shares outstanding	31,452	30,269	28,677
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$47,941	31,728	25,514
Income from discontinued operations	—	887	6,870
Net income attributable to common stockholders	$47,941	32,615	32,384
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except for share and per share data)
Balance, December 31, 2011	$3	619,386	(216,560)	—	2,780	405,609
Net income	—	—	32,384	—	503	32,887
Net unrealized change in fair value of interest rate swaps	—	—	—	(392)	—	(392)
Common dividends declared – $2.10 per share	—	—	(61,073)	—	—	(61,073)
Stock-based compensation, net of forfeitures	—	4,447	—	—	—	4,447
Issuance of 2,179,153 shares of common stock, common stock offering, net of expenses	—	109,588	—	—	—	109,588
Issuance of 4,500 shares of common stock, options exercised	—	108	—	—	—	108
Issuance of 3,915 shares of common stock, dividend reinvestment plan	—	205	—	—	—	205
Withheld 36,195 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,784)	—	—	—	(1,784)
Distributions to noncontrolling interest	—	—	—	—	(537)	(537)
Contributions from noncontrolling interest	—	—	—	—	2,118	2,118
Balance, December 31, 2012	3	731,950	(245,249)	(392)	4,864	491,176
Net income	—	—	32,615	—	610	33,225
Net unrealized change in fair value of interest rate swaps	—	—	—	2,021	—	2,021
Common dividends declared – $2.14 per share	—	—	(65,535)	—	—	(65,535)
Stock-based compensation, net of forfeitures	—	5,540	—	—	—	5,540
Issuance of 890,085 shares of common stock, common stock offering, net of expenses	—	53,247	—	—	—	53,247
Issuance of 4,500 shares of common stock, options exercised	—	120	—	—	—	120
Issuance of 3,577 shares of common stock, dividend reinvestment plan	—	206	—	—	—	206
Withheld 9,412 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(528)	—	—	—	(528)
Distributions to noncontrolling interest	—	—	—	—	(767)	(767)
Balance, December 31, 2013	3	790,535	(278,169)	1,629	4,707	518,705
Net income	—	—	47,941	—	532	48,473
Net unrealized change in fair value of interest rate swaps	—	—	—	(3,986)	—	(3,986)
Common dividends declared – $2.22 per share	—	—	(70,624)	—	—	(70,624)
Stock-based compensation, net of forfeitures	—	6,567	—	—	—	6,567
Issuance of 1,246,400 shares of common stock, common stock offering, net of expenses	—	78,868	—	—	—	78,868
Issuance of 3,626 shares of common stock, dividend reinvestment plan	—	227	—	—	—	227
Withheld 31,673 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,862)	—	—	—	(1,862)
Distributions to noncontrolling interest	—	—	—	—	(753)	(753)
Balance, December 31, 2014	$3	874,335	(300,852)	(2,357)	4,486	575,615
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income	$48,473	33,225	32,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	70,314	65,789	61,345
Depreciation and amortization from discontinued operations	—	130	929
Stock-based compensation expense	5,146	4,229	3,497
Gain on sales of land and real estate investments	(9,286)	(822)	(6,510)
Changes in operating assets and liabilities:
Accrued income and other assets	467	(1,629)	601
Accounts payable, accrued expenses and prepaid rent	2,315	8,906	(1,118)
Other	(28)	(78)	177
NET CASH PROVIDED BY OPERATING ACTIVITIES	117,401	109,750	91,808
INVESTING ACTIVITIES
Real estate development	(97,696)	(76,240)	(55,404)
Purchases of real estate	(48,805)	(72,397)	(51,750)
Real estate improvements	(20,524)	(20,807)	(18,135)
Proceeds from sales of real estate investments	20,625	4,273	17,087
Capital contributions to unconsolidated investment	(5,132)	—	(5,223)
Repayments on mortgage loans receivable	3,902	463	20
Changes in accrued development costs	241	509	1,242
Changes in other assets and other liabilities	(12,125)	(11,912)	(7,745)
NET CASH USED IN INVESTING ACTIVITIES	(159,514)	(176,111)	(119,908)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	350,214	424,375	284,877
Repayments on unsecured bank credit facilities	(339,765)	(411,583)	(363,233)
Proceeds from secured debt	—	—	54,000
Repayments on secured debt	(48,846)	(107,953)	(74,308)
Proceeds from unsecured debt	75,000	175,000	80,000
Debt issuance costs	(499)	(2,222)	(1,490)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(70,456)	(64,798)	(61,297)
Proceeds from common stock offerings	78,868	53,247	109,588
Proceeds from exercise of stock options	—	120	108
Proceeds from dividend reinvestment plan	216	206	219
Other	(2,616)	(1,281)	720
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,116	65,111	29,184
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(1,250)	1,084
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8	1,258	174
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11	8	1,258
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $4,942, $5,064 and $4,660 for 2014, 2013 and 2012, respectively	$34,426	32,880	34,385
Fair value of debt assumed by the Company in the purchase of real estate	2,846	—	—
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(1)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2014, 2013 and 2012, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)	Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2014, 2013 and 2012 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2014, 2013 and 2012.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2014	2013	2012
Common Share Distributions:
Ordinary dividends	$2.02398	1.91678	1.64506
Nondividend distributions	0.08974	0.21054	0.29240
Unrecaptured Section 1250 capital gain	0.09470	0.00270	0.14942
Other capital gain	0.01158	0.00998	0.01312
Total Common Distributions	$2.22000	2.14000	2.10000

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2010 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2014 and 2013.

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
Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable, including straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  Discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2014 and 2013, there was no significant uncertainty of collection; therefore, interest income was recognized, and the discount on mortgage loans receivable was amortized.  As of December 31, 2014 and 2013, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

(d)	Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2014 and 2013, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $57,303,000, $54,284,000 and $51,564,000 for 2014, 2013 and 2012, respectively.

(e)	Development
During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed directly or indirectly related to such development activities. The internal costs are allocated to specific development properties based on construction activity.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases.  The properties are then transferred to Real estate properties, and depreciation commences on the entire property (excluding the land).

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

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation. Typically, when the Company disposes of operating properties, the sales are not considered to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company adopted the provisions of ASU 2014-08 as of January 1, 2014, and has applied the provisions prospectively.

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
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of loan costs for continuing operations was $1,236,000, $1,289,000 and $1,203,000 for 2014, 2013 and 2012, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense for continuing and discontinued operations was $8,284,000, $7,354,000 and $7,082,000 for 2014, 2013 and 2012, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of above and below market leases increased rental income by $421,000 in 2014 and $188,000 in 2013, and decreased income by $350,000 in 2012.  Amortization expense for in-place lease intangibles for continuing and discontinued operations was $4,727,000, $4,281,000 and $3,628,000 for 2014, 2013 and 2012, respectively.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2014 is as follows:

Years Ending December 31,	(In thousands)
2015	$3,960
2016	2,555
2017	1,657
2018	1,158
2019	793

During 2014, EastGroup acquired the following operating properties: Ridge Creek Distribution Center III in Charlotte, North Carolina; Colorado Crossing Distribution Center in Austin, Texas; and Ramona Distribution Center in Chino, California. The Company purchased these properties for a total cost of $51,652,000, of which $47,477,000 was allocated to Real estate properties.  The Company allocated $10,822,000 of the total purchase price to land using third party land valuations for the Charlotte, Austin and Chino markets.  The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $5,074,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets) and $903,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $48,805,000 for the properties and intangibles acquired, assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value.

During 2013, EastGroup acquired the following operating properties:  Northfield Distribution Center in Dallas, Texas, and Interchange Park II in Charlotte, North Carolina. The Company purchased these properties for a total cost of $72,397,000, of which $65,387,000 was allocated to Real estate properties.  The Company allocated $13,218,000 of the total purchase price to land using third party land valuations for the Dallas and Charlotte markets.  The market values are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $8,399,000 to in-place lease intangibles, $158,000 to above market leases and $1,547,000 to below market leases.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2014 and 2013.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (EPS).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which is described in further detail in Note 1(f).

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

(q)	Reclassifications
Certain reclassifications have been made in the 2013 and 2012 consolidated financial statements to conform to the 2014 presentation.

(2)	REAL ESTATE PROPERTIES

The Company’s Real estate properties and Development at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Real estate properties:
Land	$283,116	265,871
Buildings and building improvements	1,284,961	1,210,318
Tenant and other improvements	326,896	302,370
Development	179,973	148,767
	2,074,946	1,927,326
Less accumulated depreciation	(600,526)	(550,113)
	$1,474,420	1,377,213

EastGroup acquired operating properties during 2014, 2013 and 2012 as discussed in Note 1(j).

Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Prior to the adoption of ASU 2014-08, the results of operations for the operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  Interest expense was not generally allocated to the properties held for sale or whose operations were included under Discontinued Operations unless the mortgage was required to be paid in full upon the sale of the property. ASU 2014-08 is described in further in Note 1(f).

In 2014, the Company sold the following operating properties: Northpoint Commerce Center, Tampa West Distribution Center VI, Clay Campbell Distribution Center, Kirby Business Center and two of its three Ambassador Row Warehouses. The results of operations and gains on sales for the properties sold during 2014 are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on sales of real estate investments.

In 2013, the Company sold the following operating properties: Tampa East Distribution Center II, Tampa West Distribution Center V and Tampa West Distribution Center VII. In 2012, the Company sold the following operating properties: Tampa East Distribution Center III, Tampa West Distribution Center VIII, Estrella Distribution Center and Braniff Distribution Center. The results of operations and gains on sales for the properties sold in 2012 and 2013 are reported under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.

In accordance with the guidelines established under ASC 360, the results of operations for the properties sold or held for sale during 2012 and 2013 are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  No interest expense was allocated to the properties held for sale or whose operations are included under Discontinued Operations.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on Sales of Real Estate
A summary of gain on sales of real estate for the years ended December 31, 2014, 2013 and 2012 follows:

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2014
Northpoint Commerce Center	Oklahoma City, OK	58,000	03/28/2014	$3,471	3,376	95
Tampa West Distribution Center VI	Tampa, FL	9,000	07/08/2014	682	446	236
Clay Campbell Distribution Center	Houston, TX	118,000	09/30/2014	7,690	2,826	4,864
Kirby Business Center	Houston, TX	125,000	09/30/2014	5,306	2,989	2,317
Ambassador Row Warehouses	Dallas, TX	132,000	12/30/2014	3,358	1,682	1,676
Total for 2014				$20,507	11,319	9,188
2013
Tampa West Distribution Center V	Tampa, FL	12,000	12/20/2013	$609	442	167
Tampa West Distribution Center VII	Tampa, FL	6,000	12/20/2013	422	417	5
Tampa East Distribution Center II	Tampa, FL	31,000	12/30/2013	1,929	1,303	626
Total for 2013				$2,960	2,162	798
2012
Tampa East Distribution Center III and Tampa West Distribution Center VIII	Tampa, FL	10,500	02/15/2012	$538	371	167
Estrella Distribution Center	Phoenix, AZ	174,000	06/13/2012	6,861	4,992	1,869
Braniff Distribution Center	Tulsa, OK	259,000	12/27/2012	9,688	5,214	4,474
Total for 2012				$17,087	10,577	6,510

The table above includes sales of operating properties; the Company also sold parcels of land during the years presented. During the year ended December 31, 2014, EastGroup sold a small parcel of land in Orlando for a net sales price of $118,000 and recognized a gain of $98,000. During 2013, the Company sold a small parcel of land in Orlando for a net sales price of $1,313,000 and recognized a gain of $24,000. EastGroup did not sell any land in 2012. The gains on sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The following table presents the components of revenues and expenses for the properties sold or held for sale during 2013 and 2012.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s development program as of December 31, 2014, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development properties for 2014 were $4,942,000 compared to $5,064,000 for 2013 and $4,660,000 for 2012. In addition, EastGroup capitalized internal development costs of $4,040,000 during the year ended December 31, 2014, compared to $3,730,000 during 2013 and $2,810,000 in 2012.

Total capital invested for development during 2014 was $97,696,000, which primarily consisted of costs of $69,983,000 and $20,763,000 as detailed in the development activity table below and costs of $6,950,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2014 (1)	For the Year Ended 12/31/14	Cumulative as of 12/31/14	Estimated Total Costs (2)	Building Completion Date
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Horizon I, Orlando, FL	109,000	$—	1,811	7,112	7,700	02/14
Steele Creek II, Charlotte, NC	71,000	—	1,582	4,923	5,600	03/14
World Houston 39, Houston, TX	94,000	—	3,420	5,056	5,700	06/14
Steele Creek III, Charlotte, NC	108,000	2,172	5,148	7,320	8,200	07/14
World Houston 41, Houston, TX	104,000	1,184	4,162	5,346	6,900	08/14
Horizon II, Orlando, FL	123,000	2,526	5,134	7,660	8,600	09/14
Ten West Crossing 6, Houston, TX	64,000	928	3,314	4,242	4,800	10/14
West Road I, Houston, TX	63,000	1,014	3,263	4,277	4,900	10/14
Kyrene 202 I, Phoenix, AZ	75,000	971	4,968	5,939	6,900	11/14
Kyrene 202 II, Phoenix, AZ	45,000	575	2,834	3,409	4,300	11/14
Rampart IV, Denver, CO	84,000	—	5,229	6,947	8,300	11/14
Total Lease-Up	940,000	9,370	40,865	62,231	71,900
UNDER CONSTRUCTION						Anticipated Building Completion Date
Alamo Ridge I, San Antonio, TX	96,000	1,341	4,134	5,475	6,700	01/15
Alamo Ridge II, San Antonio, TX	62,000	866	2,500	3,366	3,900	01/15
Steele Creek IV, Charlotte, NC	57,000	938	2,522	3,460	4,300	01/15
West Road III, Houston, TX	78,000	1,164	2,701	3,865	5,000	02/15
Thousand Oaks 4, San Antonio, TX	66,000	1,123	1,820	2,943	5,100	03/15
Madison II & III, Tampa, FL	127,000	951	2,729	3,680	8,000	04/15
Sky Harbor 6, Phoenix, AZ	31,000	807	813	1,620	3,100	04/15
Ten West Crossing 7, Houston, TX	68,000	962	2,208	3,170	4,900	04/15
ParkView 1-3, Dallas, TX	276,000	3,039	1,037	4,076	19,600	07/15
Total Under Construction	861,000	11,191	20,464	31,655	60,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	286,000	(2,353)	1,443	3,463	21,600
Tucson, AZ	70,000	—	—	417	5,300
Fort Myers, FL	663,000	—	—	17,858	50,000
Orlando, FL	1,144,000	(2,526)	1,703	23,851	82,600
Tampa, FL	392,000	(951)	313	6,184	23,100
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	384,000	(3,110)	739	4,983	26,800
Dallas, TX	169,000	(3,039)	3,439	1,649	11,200
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,362,000	(6,864)	415	21,710	92,200
San Antonio, TX	254,000	(3,330)	602	2,822	16,700
Total Prospective Development	5,003,000	(22,173)	8,654	86,087	342,800
	6,804,000	$(1,612)	69,983	179,973	475,300
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2014	Building Size (Square feet)					Building Completion Date
Chandler Freeways, Phoenix, AZ	126,000	$—	—	7,858		11/13
Steele Creek I, Charlotte, NC	71,000	—	(46)	4,221		02/14
Ten West Crossing 3, Houston, TX	68,000	—	544	4,913		09/13
Thousand Oaks 3, San Antonio, TX	66,000	—	684	4,984		07/13
Ten West Crossing 2, Houston, TX	46,000	—	860	4,949		09/13
Ten West Crossing 4, Houston, TX	68,000	—	1,350	4,811		02/14
Ten West Crossing 5, Houston, TX	101,000	—	4,652	6,064		09/14
World Houston 37, Houston, TX	101,000	—	1,291	6,670		09/13
World Houston 40, Houston, TX	202,000	—	7,020	9,050		09/14
West Road II, Houston, TX	100,000	1,612	4,408	6,020		10/14
Total Transferred to Real Estate Properties	949,000	$1,612	20,763	59,540	(3)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period.

(2)	Included in these costs are development obligations of $25.3 million and tenant improvement obligations of $2.6 million on properties under development.

(3)	Represents cumulative costs at the date of transfer.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2014:

Future Minimum Rental Receipts Under Non-Cancelable Leases

Years Ending December 31,	(In thousands)
2015	$163,356
2016	130,512
2017	99,822
2018	72,788
2019	53,451
Thereafter	91,343
Total minimum receipts	$611,272

Ground Leases
As of December 31, 2014, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for continuing and discontinued operations for the years ended December 31, 2014, 2013 and 2012 were $745,000, $740,000 and $733,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2014:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2015	$747
2016	747
2017	747
2018	747
2019	747
Thereafter	11,815
Total minimum payments	$15,550

(3)	UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2015 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,884,000 at December 31, 2014, and $2,764,000 at December 31, 2013.

At the end of May 2005, EastGroup and the property co-owner closed a non-recourse first mortgage loan secured by Industry Distribution Center II.  The $13.3 million loan had a 25-year term and an interest rate of 5.31% through June 30, 2015, when the rate was to adjust on an annual basis according to the “A” Moody’s Daily Long-Term Corporate Bond Yield Average.  The lender had the option to call the note on June 30, 2015.  The Company and the property co-owner repaid (with no penalty) the mortgage on October 31, 2014; EastGroup’s share of this mortgage was $5,132,000 on the date of repayment and $5,280,000 at December 31, 2013.

(4)	MORTGAGE LOANS RECEIVABLE

During 2014, one of EastGroup's mortgage loans receivable was repaid; the loan had a balance of $3,552,000 when it was repaid on October 31, 2014. As of December 31, 2014, the Company had two mortgage loans receivable, both of which are classified as first mortgage loans. The mortgage loans have effective interest rates of 5.25% and mature on October 2017. Mortgage loans

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable, net of discount, are included in Other Assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other Assets.

(5)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Leasing costs (principally commissions)	$56,171	48,473
Accumulated amortization of leasing costs	(22,951)	(18,855)
Leasing costs (principally commissions), net of accumulated amortization	33,220	29,618

Straight-line rents receivable	25,013	24,030
Allowance for doubtful accounts on straight-line rents receivable	(102)	(376)
Straight-line rents receivable, net of allowance for doubtful accounts	24,911	23,654

Accounts receivable	4,459	4,863
Allowance for doubtful accounts on accounts receivable	(379)	(349)
Accounts receivable, net of allowance for doubtful accounts	4,080	4,514

Acquired in-place lease intangibles	20,118	16,793
Accumulated amortization of acquired in-place lease intangibles	(8,345)	(5,366)
Acquired in-place lease intangibles, net of accumulated amortization	11,773	11,427

Acquired above market lease intangibles	1,575	1,835
Accumulated amortization of acquired above market lease intangibles	(699)	(659)
Acquired above market lease intangibles, net of accumulated amortization	876	1,176

Mortgage loans receivable	4,991	8,894
Discount on mortgage loans receivable	—	(24)
Mortgage loans receivable, net of discount	4,991	8,870

Loan costs	8,166	8,050
Accumulated amortization of loan costs	(4,454)	(3,601)
Loan costs, net of accumulated amortization	3,712	4,449

Interest rate swap assets	812	1,692
Goodwill	990	990
Escrow deposits for 1031 exchange	698	—
Prepaid expenses and other assets	7,446	7,037
Total Other Assets	$93,509	93,427

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	SECURED AND UNSECURED DEBT

A summary of Secured Debt follows:

	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2014	Balance at December 31,
Property					2014	2013
				(In thousands)
Kyrene Distribution Center	9.00%	11,246	Repaid	$—	—	76
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	175,479	Repaid	—	—	26,907
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.50%	536,552	04/05/2015	62,155	58,262	61,402
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	256,952	12/05/2015	19,936	26,074	27,812
Huntwood and Wiegman I-IV Distribution Centers	5.68%	265,275	09/05/2016	20,114	27,246	28,833
Alamo Downs, Arion 1-15 & 17, Rampart I, II, III & IV, Santan 10 and World Houston 16	5.97%	557,467	11/05/2016	58,028	56,945	60,131
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	518,885	09/05/2017	51,215	54,259	57,368
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington (1)	7.50%	539,747	05/05/2019	46,075	56,970	59,087
Blue Heron Distribution Center II	5.39%	16,176	02/29/2020	4,295	884	1,026
40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/2021	70,078	64,119	66,805
America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II and World Houston 3-9	4.75%	420,045	06/05/2021	43,524	57,579	59,827
Arion 18, Beltway VI & VII, Commerce Park II & III, Concord Distribution Center, Interstate Distribution Center V, VI & VII, Lakeview Business Center, Ridge Creek Distribution Center II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	61,150	48,592	50,519
Ramona Distribution Center	3.85%	16,287	11/30/2026	9,499	2,846	—
				$446,069	453,776	499,793

(1)	This mortgage loan has a recourse liability of $5.0 million which will be released based on the secured properties generating certain base rent amounts.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Unsecured Debt follows:

			Balance at December 31,
	Interest Rate	Maturity Date	2014	2013
			(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/15/2018	$80,000	80,000
$50 Million Unsecured Term Loan	3.910%	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (2)	2.846%	07/31/2019	75,000	—
$75 Million Unsecured Term Loan (3)	3.752%	12/20/2020	75,000	75,000
$100 Million Senior Unsecured Notes (4)	3.800%	08/28/2025	100,000	100,000
			$380,000	305,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 175 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.770% as of December 31, 2014. See Note 13 for additional information on the interest rate swap.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of December 31, 2014. See Note 13 for additional information on the interest rate swap.

(3)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of December 31, 2014. See Note 13 for additional information on the interest rate swaps.

(4)	Principal payments due on the $100 million senior unsecured notes are as follows: $30 million on August 28, 2020, $50 million on August 28, 2023, and $20 million on August 28, 2025.

The Company’s unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2014.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Principal payments on long-term debt, including secured and unsecured debt, due during the next five years as of December 31, 2014 are as follows:

Years Ending December 31,	(In thousands)

2015	$102,372
2016	92,808
2017	58,239
2018	141,316
2019	130,569

(7)	UNSECURED BANK CREDIT FACILITIES

EastGroup has a $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension (at the Company's election) and a $100 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2014, the weighted average interest rate was 1.334% on a balance of $90,000,000. The Company had an additional $135,000,000 remaining on the unsecured bank credit facility at that date.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2014, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2014, the interest rate was 1.346% on a balance of $9,401,000. The Company had an additional $15,599,000 remaining on the unsecured bank credit facility at that date.

Average unsecured bank credit facilities borrowings were $96,162,000 in 2014 compared to $112,971,000 in 2013 with weighted average interest rates of 1.92% in 2014 compared to 1.87% in 2013.  Weighted average interest rates (including amortization of loan costs) were 2.35% for 2014 and 2.23% for 2013.  Amortization of unsecured bank credit facilities costs was $413,000, $410,000 and $342,000 for 2014, 2013 and 2012, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2014.

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2014	2013
	(In thousands)
Property taxes payable	$15,216	15,507
Development costs payable	7,920	7,679
Interest payable	3,500	3,658
Dividends payable on unvested restricted stock	2,096	1,928
Other payables and accrued expenses	10,707	8,332
Total Accounts Payable and Accrued Expenses	$39,439	37,104

(9)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	December 31,
	2014	2013
	(In thousands)
Security deposits	$12,803	11,359
Prepaid rent and other deferred income	8,971	10,101

Acquired below-market lease intangibles	3,657	2,972
Accumulated amortization of below-market lease intangibles	(1,380)	(874)
Acquired below-market lease intangibles, net of accumulated amortization	2,277	2,098

Interest rate swap liabilities	3,314	244
Prepaid tenant improvement reimbursements	212	40
Other liabilities	16	16
Total Other Liabilities	$27,593	23,858

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
	Common Shares
Shares outstanding at beginning of year	30,937,225	29,928,490	27,658,059
Common stock offerings	1,246,400	890,085	2,179,153
Stock options exercised	—	4,500	4,500
Dividend reinvestment plan	3,626	3,577	3,915
Incentive restricted stock granted	71,642	112,099	111,732
Incentive restricted stock forfeited	(2,375)	—	—
Director common stock awarded	7,742	7,469	7,326
Director restricted stock granted	—	417	—
Restricted stock withheld for tax obligations	(31,673)	(9,412)	(36,195)
Shares outstanding at end of year	32,232,587	30,937,225	29,928,490

Common Stock Issuances
The following table presents the common stock issuance activity for the three years ended December 31, 2014:

Years Ended December 31,	Number of Common Shares Issued	Net Proceeds
		(In thousands)
2014	1,246,400	$78,868
2013	890,085	53,247
2012	2,179,153	109,588

Dividend Reinvestment Plan
The Company has a dividend reinvestment plan that allows stockholders to reinvest cash distributions in new shares of the Company.

(11)	STOCK-BASED COMPENSATION

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
There were 1,900,800 and 1,971,164 total shares available for grant under the 2013 Equity Plan as of December 31, 2014 and 2013, respectively. Under the 2004 Plan, total shares available for grant were 1,330,619 at December 31, 2012. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost was $6,071,000, $5,087,000 and $4,087,000 for 2014, 2013 and 2012, respectively, of which $1,415,000, $1,253,000 and $920,000 were capitalized as part of the Company’s development costs for the respective years.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Equity Awards
The Company's restricted stock program is designed to provide incentives for management to achieve goals established by the Compensation Committee. The awards act as a retention device, as they vest over time, allowing participants to benefit from dividends on shares as well as potential stock appreciation. Equity awards align management's interests with the long-term interests of shareholders.  The vesting periods of the Company’s restricted stock plans vary, as determined by the Compensation Committee.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee.  Restricted stock is granted to non-executive officers subject only to continued service.  The cost for market-based awards and awards that only require service is amortized on a straight-line basis over the requisite service periods.

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

In March 2014, the Compensation Committee of the Company's Board of Directors (the Committee) evaluated the Company's performance compared to certain annual performance goals for the year ended December 31, 2013.  Based on the evaluation, 39,211 shares were awarded to the Company’s executive officers at a grant date fair value of $61.96 per share.  These shares vested 20% on the dates shares were determined and awarded and will vest 20% per year on January 1 in years 2015, 2016, 2017 and 2018.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2014, the Committee evaluated the Company’s total return, both on an absolute basis for 2013 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2013.  Based on the evaluation, 32,431 shares were awarded to the Company’s executive officers at a grant date fair value of $61.96 per share.  These shares vested 25% on the dates shares were determined and awarded and will vest 25% per year on January 1 in years 2015, 2016 and 2017.  The shares will be expensed on a straight-line basis over the remaining service period.

In the second quarter of 2014, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon the attainment of certain annual performance measures (primarily funds from operations (FFO) per share and total shareholder return).  Any shares issued pursuant to this compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2015.  The number of shares to be issued on the grant date could range from zero to 44,524.  These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2014, EastGroup’s Board of Directors approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2014 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ended December 31, 2014. Any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee and issued in the first quarter of 2015.  The number of shares to be issued on the grant date could range from zero to 46,719.  These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2014, there was $6,833,000 of unrecognized compensation cost related to unvested restricted stock compensation that is expected to be recognized over a weighted average period of 2.26 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2014, 2013 and 2012. Of the shares that vested in 2014, 2013 and 2012, 31,673 shares, 9,412 shares and 36,195 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. The fair value of shares that were granted during 2014, 2013 and 2012 was $4,439,000, $6,364,000 and $5,451,000, respectively. As of the vesting date, the fair value of shares that vested during 2014, 2013 and 2012 was $5,712,000, $1,700,000 and $6,630,000, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Activity:	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	293,989	$47.17	212,206	$42.84	235,929	$38.90
Granted	71,642	61.96	112,099	56.77	111,732	48.79
Forfeited	(2,375)	52.72	—	—	—	—
Vested	(97,345)	50.76	(30,316)	52.32	(135,455)	40.88
Unvested at end of year	265,911	49.79	293,989	47.17	212,206	42.84

Following is a vesting schedule of the total unvested shares as of December 31, 2014:

Unvested Shares Vesting Schedule	Number of Shares
2015	88,678
2016	93,320
2017	28,918
2018	18,995
2019	16,200
2020	19,800
Total Unvested Shares	265,911

Employee Stock Options
The Company has not granted stock options to employees since 2002.  Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested.  There were no employee stock option exercises during 2014, 2013 or 2012.

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

Directors were issued 7,742 shares, 7,469 shares and 7,326 shares of common stock as annual retainer awards for 2014, 2013 and 2012, respectively. In addition, during 2013, 417 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $59.97 per share, vested 25% on December 6, 2014 and will vest 25% per year on December 6 in years 2015, 2016 and 2017. As of the vesting date, the fair value of shares that vested during 2014 was $7,000.  Stock-based compensation expense for directors was $490,000, $395,000 and $330,000 for 2014, 2013 and 2012, respectively.

There were no director stock options exercised in 2014. The intrinsic value realized by directors from the exercise of options was $172,000 and $116,000 for 2013 and 2012, respectively. There were no director stock options granted or expired during the years presented below.  Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2014, 2013 and 2012.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity:	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	4,500	$26.60	9,000	$25.31
Exercised	—	—	(4,500)	26.60	(4,500)	24.02
Outstanding at end of year	—	—	—	—	4,500	26.60
Exercisable at end of year	—	$—	—	$—	4,500	$26.60

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated Other Comprehensive Income (Loss) for 2014, 2013 and 2012 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for additional information on the Company’s interest rate swaps.

	Years Ended December 31,
	2014	2013	2012
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$1,629	(392)	—
Change in fair value of interest rate swaps	(3,986)	2,021	(392)
Balance at end of year	$(2,357)	1,629	(392)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2014, the Company had four interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed an $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013; the interest rate swaps convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationships are highly effective. During the third quarter of 2014, EastGroup executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. The interest rate swap converts the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan, and the Company has concluded that the hedging relationship is highly effective.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $3,038,000 will be reclassified from Other Comprehensive Income as an increase to Interest Expense over the next twelve months.

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

As of December 31, 2014 and 2013, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2014	Notional Amount as of December 31, 2013
Interest Rate Swap	$80,000,000	$80,000,000
Interest Rate Swap	$75,000,000	—
Interest Rate Swap	$60,000,000	$60,000,000
Interest Rate Swap	$15,000,000	$15,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2014 and 2013. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of December 31, 2014		Derivatives As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$812,000	Other Assets	$1,692,000
Interest rate swap liabilities	Other Liabilities	3,314,000	Other Liabilities	244,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income on derivatives	$(6,777)	1,350	(593)
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(2,791)	(671)	(201)
MARK TO MARKET DERIVATIVES
Interest Rate Swaps:
Amount of loss recognized in earnings	—	—	(242)

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

As of December 31, 2014, the fair value of derivatives in an asset position related to these agreements was $812,000, and the fair value of derivatives in a liability position related to these agreements was $3,314,000. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreements at the swap termination value. As of December 31, 2014, the swap termination value of derivatives in an asset position was an asset in the amount of $822,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $3,324,000.

(14)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2014	2013	2012
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$47,941	32,615	32,384
Denominator – weighted average shares outstanding	31,341	30,162	28,577
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$47,941	32,615	32,384
Denominator:
Weighted average shares outstanding	31,341	30,162	28,577
Common stock options	—	1	3
Unvested restricted stock	111	106	97
Total Shares	31,452	30,269	28,677

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2014 Quarter Ended				2013 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$53,128	54,037	63,693	59,148	48,424	49,351	51,427	53,918
Expenses	(44,614)	(44,795)	(45,832)	(46,292)	(41,117)	(41,596)	(42,932)	(45,137)
Income from continuing operations	8,514	9,242	17,861	12,856	7,307	7,755	8,495	8,781
Income from discontinued operations	—	—	—	—	1	35	19	832
Net income	8,514	9,242	17,861	12,856	7,308	7,790	8,514	9,613
Net income attributable to noncontrolling interest in joint ventures	(142)	(124)	(132)	(134)	(154)	(147)	(151)	(158)
Net income attributable to EastGroup Properties, Inc. common stockholders	$8,372	9,118	17,729	12,722	7,154	7,643	8,363	9,455
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.27	0.29	0.56	0.40	0.24	0.25	0.28	0.31
Weighted average shares outstanding	30,806	31,137	31,515	31,892	29,809	29,991	30,281	30,556
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.27	0.29	0.56	0.40	0.24	0.25	0.28	0.31
Weighted average shares outstanding	30,886	31,244	31,644	32,043	29,890	30,096	30,400	30,699

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

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $457,000, $550,000 and $425,000 for 2014, 2013 and 2012, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2014 and 2013.

	December 31,
	2014		2013
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$11	11	8	8
Cash held in escrow for 1031 exchange	698	698	—	—
Mortgage loans receivable, net of discount	4,991	5,055	8,870	9,040
Interest rate swap assets	812	812	1,692	1,692
Financial Liabilities:
Secured debt	453,776	478,659	499,793	519,390
Unsecured debt	380,000	380,082	305,000	294,860
Unsecured bank credit facilities	99,401	99,638	88,952	89,140
Interest rate swap liabilities	3,314	3,314	244	244

(1)	Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

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

In January 2015, EastGroup reached an agreement on a $75 million senior unsecured term loan which is expected to close in early March 2015. The loan will have a seven-year term and interest only payments. It will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.03%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 17, 2015, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014, which are included in the 2014 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(f) to the consolidated financial statements, the Company has elected to change its method of accounting for discontinued operations in 2014.

(Signed) KPMG LLP
Jackson, Mississippi
February 17, 2015

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$—	843	3,567	4,146	843	7,713	8,556	5,278	1993	1981/86/97
Jetport Commerce Park	—	1,575	6,591	5,029	1,575	11,620	13,195	7,202	1993-99	1974-85
Westport Commerce Center	—	980	3,800	2,509	980	6,309	7,289	4,099	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,478	883	5,401	6,284	3,323	1997	1996
Benjamin Distribution Center III	—	407	1,503	471	407	1,974	2,381	1,452	1999	1988
Palm River Center	—	1,190	4,625	2,405	1,190	7,030	8,220	4,102	1997/98	1990/97/98
Palm River North I & III	—	1,005	4,688	2,275	1,005	6,963	7,968	3,705	1998	2000
Palm River North II	—	634	4,418	381	634	4,799	5,433	3,146	1997/98	1999
Palm River South I	—	655	3,187	570	655	3,757	4,412	1,504	2000	2005
Palm River South II	—	655	—	4,360	655	4,360	5,015	1,848	2000	2006
Walden Distribution Center I	—	337	3,318	450	337	3,768	4,105	1,818	1997/98	2001
Walden Distribution Center II	—	465	3,738	932	465	4,670	5,135	2,385	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,364	1,109	7,490	8,599	3,237	1998	1998
Oak Creek Distribution Center II	—	647	3,603	1,046	647	4,649	5,296	2,000	2003	2001
Oak Creek Distribution Center III	—	439	—	3,178	556	3,061	3,617	941	2005	2007
Oak Creek Distribution Center IV	—	805	6,472	660	805	7,132	7,937	2,064	2005	2001
Oak Creek Distribution Center V	—	724	—	5,816	916	5,624	6,540	1,764	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,039	812	4,869	5,681	1,160	2005	2008
Oak Creek Distribution Center IX	—	618	—	4,925	780	4,763	5,543	917	2005	2009
Oak Creek Distribution Center A	—	185	—	1,428	185	1,428	1,613	346	2005	2008
Oak Creek Distribution Center B	—	227	—	1,485	227	1,485	1,712	334	2005	2008
Airport Commerce Center	—	1,257	4,012	846	1,257	4,858	6,115	2,327	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,122	1,333	9,120	10,453	4,577	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,028	915	6,374	7,289	2,785	2002	2004
Expressway Commerce Center II	—	1,013	3,247	383	1,013	3,630	4,643	1,643	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	954	4,131	28,451	32,582	3,305	2011	1987/90
Tampa East Distribution Center	—	791	4,758	53	791	4,811	5,602	736	2011	1984

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Tampa West Distribution Center	—	2,139	8,502	866	2,139	9,368	11,507	1,245	2011	1975/93/94
Madison Distribution Center	—	495	2,779	254	495	3,033	3,528	389	2012	2007
Orlando
Chancellor Center	—	291	1,711	241	291	1,952	2,243	1,064	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,049	603	4,463	5,066	2,944	1994	1975
Exchange Distribution Center II	—	300	945	298	300	1,243	1,543	612	2002	1976
Exchange Distribution Center III	—	320	997	399	320	1,396	1,716	741	2002	1980
Sunbelt Distribution Center	—	1,474	5,745	5,368	1,474	11,113	12,587	7,361	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	870	497	3,314	3,811	1,690	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	399	512	4,012	4,524	2,312	1998	1999
Altamonte Commerce Center I	—	1,498	2,661	2,474	1,498	5,135	6,633	3,366	1999	1980/82
Altamonte Commerce Center II	—	745	2,618	1,140	745	3,758	4,503	1,776	2003	1975
Sunport Center I	—	555	1,977	671	555	2,648	3,203	1,297	1999	1999
Sunport Center II	—	597	3,271	1,460	597	4,731	5,328	3,071	1999	2001
Sunport Center III	—	642	3,121	769	642	3,890	4,532	1,814	1999	2002
Sunport Center IV	—	642	2,917	1,426	642	4,343	4,985	1,742	1999	2004
Sunport Center V	—	750	2,509	2,145	750	4,654	5,404	2,374	1999	2005
Sunport Center VI	—	672	—	3,434	672	3,434	4,106	1,095	1999	2006
Southridge Commerce Park I	—	373	—	4,708	373	4,708	5,081	2,421	2003	2006
Southridge Commerce Park II	—	342	—	4,417	342	4,417	4,759	1,887	2003	2007
Southridge Commerce Park III	—	547	—	5,424	547	5,424	5,971	1,630	2003	2007
Southridge Commerce Park IV (h)	3,274	506	—	4,561	506	4,561	5,067	1,448	2003	2006
Southridge Commerce Park V (h)	3,015	382	—	4,284	382	4,284	4,666	1,696	2003	2006
Southridge Commerce Park VI	—	571	—	5,182	571	5,182	5,753	1,347	2003	2007
Southridge Commerce Park VII	—	520	—	6,333	520	6,333	6,853	1,736	2003	2008
Southridge Commerce Park VIII	—	531	—	6,343	531	6,343	6,874	1,413	2003	2008
Southridge Commerce Park IX	—	468	—	6,401	468	6,401	6,869	601	2003	2012
Southridge Commerce Park X	—	414	—	4,826	414	4,826	5,240	231	2003	2012
Southridge Commerce Park XI	—	513	—	5,870	513	5,870	6,383	398	2003	2012
Southridge Commerce Park XII	—	2,025	—	16,930	2,025	16,930	18,955	3,268	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	2,886	1,147	4,685	5,832	2,333	1989	1978
Phillips Distribution Center	—	1,375	2,961	4,283	1,375	7,244	8,619	4,686	1994	1984/95
Lake Pointe Business Park (i)	12,218	3,442	6,450	7,366	3,442	13,816	17,258	9,289	1993	1986/87
Ellis Distribution Center	—	540	7,513	1,087	540	8,600	9,140	4,027	1997	1977
Westside Distribution Center	—	1,170	12,400	4,889	1,170	17,289	18,459	9,114	1997	1984
12th Street Distribution Center	—	841	2,974	1,455	841	4,429	5,270	906	2008	1985
Beach Commerce Center	—	476	1,899	615	476	2,514	2,990	1,203	2000	2000
Interstate Distribution Center	—	1,879	5,700	1,563	1,879	7,263	9,142	3,144	2005	1990
Fort Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	1,597	616	3,837	4,453	2,885	1996	1986
Cypress Creek Business Park	—	—	2,465	1,700	—	4,165	4,165	2,565	1997	1986
Lockhart Distribution Center	—	—	3,489	2,655	—	6,144	6,144	3,577	1997	1986
Interstate Commerce Center	—	485	2,652	783	485	3,435	3,920	2,038	1998	1988
Executive Airport Commerce Ctr (m)	8,419	1,991	4,857	5,101	1,991	9,958	11,949	3,981	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	3,040	2,202	11,825	14,027	6,857	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	1,751	975	5,377	6,352	3,084	1999	1986
Blue Heron Distribution Center II	884	1,385	4,222	809	1,385	5,031	6,416	2,121	2004	1988
Blue Heron Distribution Center III	—	450	—	2,663	450	2,663	3,113	633	2004	2009
Fort Myers
SunCoast Commerce Center I	—	911	—	4,768	928	4,751	5,679	1,346	2005	2008
SunCoast Commerce Center II	—	911	—	4,952	928	4,935	5,863	1,547	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,376	1,763	6,333	8,096	1,462	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center I (j)	10,163	2,197	8,788	1,836	2,308	10,513	12,821	5,234	1996	1986/87
Wiegman Distribution Center II	—	2,579	4,316	2	2,579	4,318	6,897	303	2012	1998
Huntwood Distribution Center (j)	17,083	3,842	15,368	2,324	3,842	17,692	21,534	9,007	1996	1988
San Clemente Distribution Center	—	893	2,004	852	893	2,856	3,749	1,489	1997	1978
Yosemite Distribution Center	—	259	7,058	1,022	259	8,080	8,339	4,003	1999	1974/87

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Los Angeles area
Kingsview Industrial Center (e)	2,812	643	2,573	615	643	3,188	3,831	1,652	1996	1980
Dominguez Distribution Center (e)	8,222	2,006	8,025	1,170	2,006	9,195	11,201	4,930	1996	1977
Main Street Distribution Center	—	1,606	4,103	787	1,606	4,890	6,496	2,401	1999	1999
Walnut Business Center (e)	6,848	2,885	5,274	1,170	2,885	6,444	9,329	3,294	1996	1966/90
Washington Distribution Center (e)	5,281	1,636	4,900	658	1,636	5,558	7,194	2,688	1997	1996/97
Chino Distribution Center (f)	9,489	2,544	10,175	1,623	2,544	11,798	14,342	6,509	1998	1980
Industry Distribution Center I (e)	18,039	10,230	12,373	1,970	10,230	14,343	24,573	7,013	1998	1959
Industry Distribution Center III (e)	2,096	—	3,012	(157)	—	2,855	2,855	2,854	2007	1992
Chestnut Business Center	—	1,674	3,465	209	1,674	3,674	5,348	1,630	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	2,940	1,363	8,393	9,756	4,837	1996	1986
Ramona Distribution Center	2,846	3,761	5,751	—	3,761	5,751	9,512	13	2014	1984
Santa Barbara
University Business Center	—	5,517	22,067	5,095	5,519	27,160	32,679	14,436	1996	1987/88
Castilian Research Center	—	2,719	1,410	4,840	2,719	6,250	8,969	1,264	2005	2007
Fresno
Shaw Commerce Center (e)	13,672	2,465	11,627	4,532	2,465	16,159	18,624	9,101	1998	1978/81/87
San Diego
Eastlake Distribution Center (l)	7,160	3,046	6,888	1,732	3,046	8,620	11,666	4,567	1997	1989
Ocean View Corporate Center (m)	10,019	6,577	7,105	539	6,577	7,644	14,221	1,881	2010	2005
TEXAS
Dallas
Interstate Distribution Center I & II (g)	6,019	1,746	4,941	2,403	1,746	7,344	9,090	5,312	1988	1978
Interstate Distribution Center III (g)	2,322	519	2,008	980	519	2,988	3,507	1,528	2000	1979
Interstate Distribution Center IV	—	416	2,481	405	416	2,886	3,302	1,217	2004	2002
Interstate Distribution Center V, VI & VII (h)	4,667	1,824	4,106	1,294	1,824	5,400	7,224	1,903	2009	1979/80/81
Venture Warehouses (g)	5,041	1,452	3,762	2,399	1,452	6,161	7,613	4,354	1988	1979
Stemmons Circle (g)	1,998	363	2,014	640	363	2,654	3,017	1,612	1998	1977
Ambassador Row Warehouses	—	675	2,701	1,340	675	4,041	4,716	2,689	1998	1958/65
North Stemmons II	—	150	583	435	150	1,018	1,168	460	2002	1971

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
North Stemmons III	—	380	2,066	48	380	2,114	2,494	507	2007	1974
Shady Trail Distribution Center	—	635	3,621	857	635	4,478	5,113	1,816	2003	1998
Valwood Distribution Center	—	4,361	34,405	1,364	4,361	35,769	40,130	3,300	2012	1986/87/97/98
Northfield Distribution Center	—	12,471	50,713	377	12,471	51,090	63,561	4,542	2013	1999-2001/03/04/08
Houston
Northwest Point Business Park	—	1,243	5,640	4,659	1,243	10,299	11,542	6,519	1994	1984/85
Lockwood Distribution Center	—	749	5,444	1,985	749	7,429	8,178	4,004	1997	1968/69
West Loop Distribution Center (g)	5,040	905	4,383	2,324	905	6,707	7,612	3,942	1997/2000	1980
World Houston Int'l Business Ctr 1 & 2 (f)	5,186	660	5,893	1,285	660	7,178	7,838	4,008	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	5,669	1,025	6,413	1,123	1,025	7,536	8,561	3,860	1998	1998
World Houston Int'l Business Ctr 6 (g)	2,179	425	2,423	442	425	2,865	3,290	1,598	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	6,227	680	4,584	4,139	680	8,723	9,403	4,661	1998	1998
World Houston Int'l Business Ctr 9 (g)	4,462	800	4,355	1,584	800	5,939	6,739	2,364	1998	1998
World Houston Int'l Business Ctr 10	—	933	4,779	327	933	5,106	6,039	2,074	2001	1999
World Houston Int'l Business Ctr 11	—	638	3,764	1,191	638	4,955	5,593	2,344	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	387	340	2,806	3,146	1,413	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	350	282	2,919	3,201	1,718	2000	2002
World Houston Int'l Business Ctr 14	—	722	2,629	535	722	3,164	3,886	1,528	2000	2003
World Houston Int'l Business Ctr 15 (l)	4,047	731	—	5,863	731	5,863	6,594	2,756	2000	2007
World Houston Int'l Business Ctr 16 (k)	3,659	519	4,248	1,144	519	5,392	5,911	2,531	2000	2005
World Houston Int'l Business Ctr 17	—	373	1,945	785	373	2,730	3,103	1,074	2000	2004
World Houston Int'l Business Ctr 18	—	323	1,512	251	323	1,763	2,086	690	2005	1995
World Houston Int'l Business Ctr 19 (i)	2,511	373	2,256	916	373	3,172	3,545	1,706	2000	2004
World Houston Int'l Business Ctr 20 (i)	3,017	1,008	1,948	1,307	1,008	3,255	4,263	1,657	2000	2004
World Houston Int'l Business Ctr 21 (f)	2,587	436	—	3,474	436	3,474	3,910	1,093	2000/03	2006
World Houston Int'l Business Ctr 22 (l)	2,945	436	—	4,362	436	4,362	4,798	1,549	2000	2007
World Houston Int'l Business Ctr 23 (f)	5,251	910	—	7,026	910	7,026	7,936	2,187	2000	2007
World Houston Int'l Business Ctr 24	—	837	—	5,473	837	5,473	6,310	1,911	2005	2008
World Houston Int'l Business Ctr 25	—	508	—	3,676	508	3,676	4,184	1,036	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 26 (m)	2,564	445	—	3,194	445	3,194	3,639	898	2005	2008
World Houston Int'l Business Ctr 27	—	837	—	4,964	837	4,964	5,801	1,181	2005	2008
World Houston Int'l Business Ctr 28 (m)	3,259	550	—	4,075	550	4,075	4,625	960	2005	2009
World Houston Int'l Business Ctr 29 (m)	3,466	782	—	4,138	974	3,946	4,920	934	2007	2009
World Houston Int'l Business Ctr 30 (m)	4,702	981	—	5,693	1,222	5,452	6,674	1,532	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	3,910	684	3,910	4,594	774	2008	2011
World Houston Int'l Business Ctr 31B	—	546	—	3,344	546	3,344	3,890	310	2008	2012
World Houston Int'l Business Ctr 32 (h)	4,357	1,225	—	5,519	1,526	5,218	6,744	618	2007	2012
World Houston Int'l Business Ctr 33	—	1,166	—	7,860	1,166	7,860	9,026	543	2011	2013
World Houston Int'l Business Ctr 34	—	439	—	3,338	439	3,338	3,777	219	2005	2012
World Houston Int'l Business Ctr 35	—	340	—	2,475	340	2,475	2,815	131	2005	2012
World Houston Int'l Business Ctr 36	—	685	—	4,851	685	4,851	5,536	274	2011	2013
World Houston Int'l Business Ctr 37	—	759	—	6,051	759	6,051	6,810	188	2011	2013
World Houston Int'l Business Ctr 38	—	1,053	—	7,246	1,053	7,246	8,299	383	2011	2013
World Houston Int'l Business Ctr 40	—	1,072	—	9,213	1,072	9,213	10,285	83	2011	2014
America Plaza (g)	4,177	662	4,660	987	662	5,647	6,309	2,973	1998	1996
Central Green Distribution Center (g)	3,130	566	4,031	130	566	4,161	4,727	2,091	1999	1998
Glenmont Business Park (g)	6,359	936	6,161	2,506	936	8,667	9,603	4,592	1998	1999/2000
Techway Southwest I	—	729	3,765	2,280	729	6,045	6,774	3,024	2000	2001
Techway Southwest II (i)	3,908	550	3,689	1,282	550	4,971	5,521	2,065	2000	2004
Techway Southwest III (l)	3,785	597	—	5,570	751	5,416	6,167	2,241	1999	2006
Techway Southwest IV (m)	4,372	535	—	5,670	674	5,531	6,205	1,532	1999	2008
Beltway Crossing I	—	458	5,712	1,686	458	7,398	7,856	3,406	2002	2001
Beltway Crossing II (l)	1,973	415	—	2,799	415	2,799	3,214	1,019	2005	2007
Beltway Crossing III (l)	2,181	460	—	3,093	460	3,093	3,553	1,140	2005	2008
Beltway Crossing IV (l)	2,144	460	—	3,034	460	3,034	3,494	1,127	2005	2008
Beltway Crossing V (m)	3,835	701	—	4,742	701	4,742	5,443	1,567	2005	2008
Beltway Crossing VI (h)	4,287	618	—	6,017	618	6,017	6,635	1,311	2005	2008
Beltway Crossing VII (h)	4,279	765	—	5,859	765	5,859	6,624	1,649	2005	2009
Beltway Crossing VIII	—	721	—	4,576	721	4,576	5,297	703	2005	2011
Beltway Crossing IX	—	418	—	2,113	418	2,113	2,531	193	2007	2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing X	—	733	—	3,871	733	3,871	4,604	329	2007	2012
Beltway Crossing XI	—	690	—	4,101	690	4,101	4,791	208	2007	2013
Ten West Crossing 1	—	566	—	2,980	566	2,980	3,546	197	2012	2013
Ten West Crossing 2	—	829	—	4,384	833	4,380	5,213	191	2012	2013
Ten West Crossing 3	—	609	—	4,349	613	4,345	4,958	212	2012	2013
Ten West Crossing 4	—	694	—	4,390	699	4,385	5,084	111	2012	2014
Ten West Crossing 5	—	933	—	5,829	940	5,822	6,762	73	2012	2014
West Road II	—	981	—	5,217	981	5,217	6,198	46	2012	2014
El Paso
Butterfield Trail	—	—	20,725	7,629	—	28,354	28,354	15,891	1997/2000	1987/95
Rojas Commerce Park (g)	4,956	900	3,659	2,925	900	6,584	7,484	4,544	1999	1986
Americas Ten Business Center I	—	526	2,778	1,159	526	3,937	4,463	2,034	2001	2003
San Antonio
Alamo Downs Distribution Center (k)	5,495	1,342	6,338	1,197	1,342	7,535	8,877	3,745	2004	1986/2002
Arion Business Park (k)	25,391	4,143	31,432	5,445	4,143	36,877	41,020	14,727	2005	1988-2000/06
Arion 14 (k)	2,364	423	—	3,397	423	3,397	3,820	1,133	2005	2006
Arion 16 (f)	2,594	427	—	3,493	427	3,493	3,920	944	2005	2007
Arion 17 (k)	2,835	616	—	3,964	616	3,964	4,580	1,774	2005	2007
Arion 18 (h)	1,771	418	—	2,324	418	2,324	2,742	886	2005	2008
Wetmore Business Center (l)	9,288	1,494	10,804	2,835	1,494	13,639	15,133	5,877	2005	1998/99
Wetmore Phase II, Building A (m)	2,671	412	—	3,379	412	3,379	3,791	1,267	2006	2008
Wetmore Phase II, Building B (m)	2,874	505	—	3,574	505	3,574	4,079	1,126	2006	2008
Wetmore Phase II, Building C (m)	3,089	546	—	3,838	546	3,838	4,384	621	2006	2008
Wetmore Phase II, Building D (m)	6,045	1,056	—	7,524	1,056	7,524	8,580	1,767	2006	2008
Fairgrounds Business Park (l)	7,273	1,644	8,209	1,997	1,644	10,206	11,850	3,996	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	275	1,083	6,924	8,007	722	2011	2000
Thousand Oaks 1	—	607	—	4,286	607	4,286	4,893	398	2008	2012
Thousand Oaks 2	—	794	—	4,719	794	4,719	5,513	405	2008	2012
Thousand Oaks 3	—	772	—	4,457	772	4,457	5,229	149	2008	2013
Austin
Colorado Crossing Distribution Center	—	4,602	19,757	61	4,602	19,818	24,420	625	2014	2009

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	895	837	4,244	5,081	2,395	1996	1971
Broadway Industrial Park II	—	455	482	161	455	643	1,098	395	1999	1971
Broadway Industrial Park III	—	775	1,742	531	775	2,273	3,048	1,189	2000	1983
Broadway Industrial Park IV	—	380	1,652	783	380	2,435	2,815	1,310	2000	1986
Broadway Industrial Park V	—	353	1,090	120	353	1,210	1,563	607	2002	1980
Broadway Industrial Park VI (f)	2,044	599	1,855	636	599	2,491	3,090	1,289	2002	1979
Broadway Industrial Park VII	—	450	650	120	450	770	1,220	96	2011	1999
Kyrene Distribution Center	—	1,490	4,453	1,387	1,490	5,840	7,330	3,344	1999	1981/2001
Southpark Distribution Center	—	918	2,738	621	918	3,359	4,277	1,395	2001	2000
Santan 10 Distribution Center I (k)	2,336	846	2,647	282	846	2,929	3,775	1,239	2001	2005
Santan 10 Distribution Center II (f)	4,106	1,088	—	5,119	1,088	5,119	6,207	1,813	2004	2007
Metro Business Park	—	1,927	7,708	6,085	1,927	13,793	15,720	8,645	1996	1977/79
35th Avenue Distribution Center	—	418	2,381	412	418	2,793	3,211	1,360	1997	1967
51st Avenue Distribution Center	—	300	2,029	805	300	2,834	3,134	1,684	1998	1987
East University Distribution Center I & II (f)	4,600	1,120	4,482	1,350	1,120	5,832	6,952	3,229	1998	1987/89
East University Distribution Center III	—	444	698	99	444	797	1,241	156	2010	1981
55th Avenue Distribution Center (f)	3,671	912	3,717	919	917	4,631	5,548	2,652	1998	1987
Interstate Commons Dist Ctr I	—	798	3,632	1,663	798	5,295	6,093	2,619	1999	1988
Interstate Commons Dist Ctr II	—	320	2,448	421	320	2,869	3,189	1,292	1999	2000
Interstate Commons Dist Ctr III	—	242	—	2,977	242	2,977	3,219	779	2000	2008
Airport Commons	—	1,000	1,510	1,240	1,000	2,750	3,750	1,309	2003	1971
40th Avenue Distribution Center (m)	4,742	703	—	6,028	703	6,028	6,731	1,470	2004	2008
Sky Harbor Business Park	—	5,839	—	21,205	5,839	21,205	27,044	4,974	2006	2008
Chandler Freeways	—	1,525	—	7,381	1,525	7,381	8,906	212	2012	2013
Tucson
Country Club I (i)	4,420	506	3,564	2,173	693	5,550	6,243	2,177	1997/2003	1994/2003
Country Club II	—	442	3,381	37	442	3,418	3,860	978	2007	2000
Country Club III & IV	—	1,407	—	11,771	1,575	11,603	13,178	2,864	2007	2009

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Airport Distribution Center	—	1,103	4,672	1,549	1,103	6,221	7,324	3,395	1998	1995
Southpointe Distribution Center	—	—	3,982	2,950	—	6,932	6,932	3,752	1999	1989
Benan Distribution Center	—	707	1,842	626	707	2,468	3,175	1,212	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park (f)	14,731	2,758	15,932	3,578	2,758	19,510	22,268	7,072	2006	1987-89
Lindbergh Business Park	—	470	3,401	332	470	3,733	4,203	1,261	2007	2001/03
Commerce Park 1 (l)	3,522	765	4,303	671	765	4,974	5,739	1,541	2007	1983
Commerce Park 2 (h)	1,424	335	1,603	266	335	1,869	2,204	396	2010	1987
Commerce Park 3 (h)	2,344	558	2,225	845	558	3,070	3,628	593	2010	1981
Nations Ford Business Park (l)	13,944	3,924	16,171	2,627	3,924	18,798	22,722	6,962	2007	1989/94
Airport Commerce Center	—	1,454	10,136	1,248	1,454	11,384	12,838	2,948	2008	2001/02
Interchange Park I	—	986	7,949	472	986	8,421	9,407	1,988	2008	1989
Interchange Park II	—	746	1,456	55	746	1,511	2,257	70	2013	2000
Ridge Creek Distribution Center I	—	1,284	13,163	779	1,284	13,942	15,226	2,933	2008	2006
Ridge Creek Distribution Center II (h)	10,753	3,033	11,497	2,115	3,033	13,612	16,645	1,183	2011	2003
Ridge Creek Distribution Center III	—	2,459	11,147	380	2,459	11,527	13,986	265	2014	2013
Waterford Distribution Center	—	654	3,392	470	654	3,862	4,516	751	2008	2000
Lakeview Business Center (h)	4,391	1,392	5,068	336	1,392	5,404	6,796	739	2011	1996
Steele Creek I	—	993	—	4,301	1,010	4,284	5,294	174	2013	2014
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	4,085	2,861	10,422	13,283	6,802	1997	1979
Riverbend Business Park	—	2,592	17,623	5,669	2,592	23,292	25,884	11,855	1997	1984
COLORADO
Denver
Rampart Distribution Center I (k)	3,913	1,023	3,861	1,438	1,023	5,299	6,322	3,717	1988	1987
Rampart Distribution Center II (k)	2,704	230	2,977	1,162	230	4,139	4,369	2,524	1996/97	1996/97
Rampart Distribution Center III (k)	3,948	1,098	3,884	1,396	1,098	5,280	6,378	2,581	1997/98	1999
Concord Distribution Center (h)	4,030	1,051	4,773	414	1,051	5,187	6,238	1,641	2007	2000
Centennial Park (m)	4,062	750	3,319	1,697	750	5,016	5,766	1,393	2007	1990

REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	314	4,933	5,408	10,341	1,354	2009	1997
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	2,786	343	7,793	8,136	4,576	1997	1981
Tower Automotive	—	—	9,958	1,215	17	11,156	11,173	4,034	2001	2002
Metro Airport Commerce Center I	—	303	1,479	1,012	303	2,491	2,794	1,376	2001	2003
TENNESSEE
Memphis
Air Park Distribution Center I	—	250	1,916	1,426	250	3,342	3,592	1,734	1998	1975
	449,476	280,801	944,800	669,372	283,116	1,611,857	1,894,973	600,287
Industrial Development (d):
FLORIDA
Oak Creek land	—	1,946	—	3,365	2,375	2,936	5,311	—	2005	n/a
Madison II & III	—	624	—	3,056	624	3,056	3,680	—	2012	n/a
Madison land	—	565	—	308	565	308	873	—	2012	n/a
Horizon Commerce Park I	—	991	—	6,121	991	6,121	7,112	64	2008	2014
Horizon Commerce Park II	—	1,111	—	6,549	1,111	6,549	7,660	43	2008	2014
Horizon Commerce Park land	—	11,248	—	12,603	11,248	12,603	23,851	—	2008/09	n/a
SunCoast land	—	10,892	—	6,966	11,104	6,754	17,858	—	2006	n/a
TEXAS
North Stemmons land	—	537	—	276	537	276	813	—	2001	n/a
ParkView Commerce Center 1-3	—	2,663	—	1,413	2,663	1,413	4,076	—	2014	n/a
ParkView Commerce Center land	—	400	—	—	405	(5)	400	—	2014	n/a
Valwood land	—	416	—	20	416	20	436	—	2012	n/a
World Houston Int'l Business Ctr 39	—	620	—	4,436	620	4,436	5,056	—	2011	2014
World Houston Int'l Business Ctr 41	—	649	—	4,697	649	4,697	5,346	—	2011	2014
World Houston Int'l Business Ctr land	—	1,628	—	1,082	1,628	1,082	2,710	—	2000/06	n/a
World Houston Int'l Business Ctr land - expansion	—	4,069	—	5,840	7,479	2,430	9,909	—	2011	n/a
Ten West Crossing 6	—	640	—	3,602	644	3,598	4,242	10	2012	2014
Ten West Crossing 7	—	584	—	2,586	589	2,581	3,170	—	2012	n/a
Ten West Crossing land	—	1,127	—	639	1,135	631	1,766	—	2012	n/a

REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Lee Road land	—	2,989	—	2,119	3,723	1,385	5,108	—	2007	n/a
West Road I	—	621	—	3,656	621	3,656	4,277	4	2012	2014
West Road III	—	597	—	3,268	597	3,268	3,865	—	2012	n/a
West Road land	—	1,104	—	1,113	1,105	1,112	2,217	—	2012	n/a
Americas Ten Business Center II & III land	—	1,365	—	1,079	1,365	1,079	2,444	—	2001	n/a
Alamo Ridge I	—	623	—	4,852	623	4,852	5,475	—	2007	n/a
Alamo Ridge II	—	402	—	2,964	402	2,964	3,366	—	2007	n/a
Alamo Ridge land	—	1,263	—	1,559	1,262	1,560	2,822	—	2007	n/a
Thousand Oaks 4	—	753	—	2,190	753	2,190	2,943	—	2013	n/a
ARIZONA
Airport Distribution Center II land	—	300	—	117	300	117	417	—	2000	n/a
Kyrene land	—	2,180	—	1,283	2,180	1,283	3,463	—	2011	n/a
Kyrene 202 I	—	653	—	5,286	653	5,286	5,939	7	2011	2014
Kyrene 202 II	—	387	—	3,022	387	3,022	3,409	—	2011	2014
Sky Harbor 6	—	807	—	813	807	813	1,620	—	2014	n/a
NORTH CAROLINA
Steele Creek II	—	941	—	3,982	957	3,966	4,923	64	2013	2014
Steele Creek III	—	1,464	—	5,856	1,469	5,851	7,320	47	2013	2014
Steele Creek IV	—	684	—	2,776	687	2,773	3,460	—	2013	n/a
Steele Creek land	—	2,518	—	939	2,529	928	3,457	—	2013/14	n/a
Airport Commerce Center III land	—	855	—	671	855	671	1,526	—	2008	n/a
COLORADO
Rampart IV (k)	4,300	590	—	6,357	590	6,357	6,947	—	2012	2014
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	4,300	62,113	—	117,860	66,955	113,018	179,973	239
Total real estate owned (a)(b)	$453,776	342,914	944,800	787,232	350,071	1,724,875	2,074,946	600,526
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)  Changes in Real Estate Properties follow:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$1,927,326	1,768,032	1,662,593
Purchases of real estate properties	47,477	65,387	48,934
Development of real estate properties	97,696	76,240	55,404
Improvements to real estate properties	19,862	21,438	18,164
Carrying amount of investments sold	(17,049)	(3,475)	(16,756)
Write-off of improvements	(366)	(296)	(307)
Balance at end of year (1)	$2,074,946	1,927,326	1,768,032

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $1,794,000 at December 31, 2014 and $1,794,000 at December 31, 2013 and in University Business Center of $6,536,000 and $6,496,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$550,113	496,247	451,805
Depreciation expense	57,303	54,284	51,564
Accumulated depreciation on assets sold	(6,525)	(126)	(6,819)
Other	(365)	(292)	(303)
Balance at end of year	$600,526	550,113	496,247

(b)
The estimated aggregate cost of real estate properties at December 31, 2014 for federal income tax purposes was approximately $2,044,327,000 before estimated accumulated tax depreciation of $385,355,000.  The federal income tax return for the year ended December 31, 2014, has not been filed and accordingly, this estimate is based on preliminary data.

(c)	The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)	The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)
EastGroup has a $56,970,000 limited recourse first mortgage loan with an insurance company secured by Dominguez, Industry Distribution Center I & III, Kingsview, Shaw, Walnut, and Washington.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)
EastGroup has a $54,259,000 non-recourse first mortgage loan with an insurance company secured by Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue, and World Houston 1 & 2 and 21 & 23.

(g)
EastGroup has a $57,579,000 non-recourse first mortgage loan with an insurance company secured by America Plaza, Central Green, Glenmont I & II, Interstate I, II & III, Rojas, Stemmons Circle, Venture, West Loop I & II, and World Houston 3-9.

(h)
EastGroup has a $48,592,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway VI & VII, Commerce Park II & III, Concord Distribution Center, Interstate Distribution Center V, VI & VII, Lakeview Business Center, Ridge Creek Distribution Center II, Southridge IV & V and World Houston 32.

(i)	EastGroup has a $26,074,000 non-recourse first mortgage loan with an insurance company secured by Country Club I, Lake Pointe, Techway Southwest II, and World Houston 19 & 20.

(j)	EastGroup has a $27,246,000 non-recourse first mortgage loan with an insurance company secured by Huntwood and Wiegman I-IV.

(k)	EastGroup has a $56,945,000 non-recourse first mortgage loan with an insurance company secured by Alamo Downs, Arion 1-15 & 17, Rampart I, II, III & IV, Santan 10, and World Houston 16.

(l)
EastGroup has a $58,262,000 non-recourse first mortgage loan with an insurance company secured by Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV, and World Houston 15 & 22.

(m)
EastGroup has a $64,119,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore V-VIII, and World Houston 26, 28, 29 & 30.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms
First mortgage loans:
JCB Limited - California	1	5.25%	10/2017	Principal and interest due monthly
JCB Limited - California	1	5.25%	10/2017	Principal and interest due monthly
Total mortgage loans (a)	2

	Face Amount of Mortgages Dec. 31, 2014	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (b)
	(In thousands)
First mortgage loans:
JCB Limited - California	$2,024	2,024		—
JCB Limited - California	2,967	2,967		—
Total mortgage loans	$4,991	4,991	(c)(d)	—

(a)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(b)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(c)	Changes in mortgage loans follow:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$8,870	9,323	4,110
Advances on mortgage loans receivable	—	—	5,223
Payments on mortgage loans receivable	(3,902)	(463)	(20)
Amortization of discount on mortgage loan receivable	23	10	10
Balance at end of year	$4,991	8,870	9,323

(d)  The aggregate cost for federal income tax purposes is approximately $4.99 million.  The federal income tax return for the year ended December 31, 2014, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2014, is based on preliminary data.

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
February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 17, 2015	February 17, 2015

*	*
H. Eric Bolton, Jr., Director	Hayden C. Eaves III, Director
February 17, 2015	February 17, 2015

*	*
Fredric H. Gould, Director	Mary Elizabeth McCormick, Director
February 17, 2015	February 17, 2015

*	*
David M. Osnos, Director	Leland R. Speed, Chairman of the Board
February 17, 2015	February 17, 2015

/s/ N. KEITH MCKEY
* By N. Keith McKey, Attorney-in-fact
February 17, 2015

/s/ DAVID H. HOSTER II
David H. Hoster II, Chief Executive Officer,
President & Director
(Principal Executive Officer)
February 17, 2015

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
February 17, 2015

/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 17, 2015

EXHIBIT INDEX

(3)	Exhibits:

The following exhibits are filed with this Form 10-K or incorporated by reference to the listed document previously filed with the SEC:

Number	Description
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation (incorporated by reference to Appendix B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on June 5, 1997).
(b)	EastGroup Properties, Inc. Bylaws, Amended through December 5, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 10, 2014).

(10)	Material Contracts (*Indicates management or compensatory agreement):
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

(h)	EastGroup Properties, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy material for the 2013 Annual Meeting of Stockholders).*
(i)	EastGroup Properties, Inc. Director Compensation Program (incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended June 30, 2013).*
(j)
Note Purchase Agreement, dated as of August 28, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and the purchasers of the notes party thereto (including the form of the 3.80% Senior Notes due August 28, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2013).

(k)
2013 Term Loan Agreement dated as of December 13, 2013 by and among EastGroup Properties, L.P., EastGroup Properties, Inc., PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as lead arranger and bookrunner, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended December 31, 2013).

(l)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed February 25, 2014).

(m)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed February 25, 2014).

(n)
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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.