Form 10-Q
period 2015-03-31
EASTGROUP PROPERTIES INC
filed 2015-04-20
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2015                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of April 17, 2015 was 32,303,532.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2015

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate properties	$1,917,885	1,894,973
Development	173,773	179,973
	2,091,658	2,074,946
Less accumulated depreciation	(612,630)	(600,526)
	1,479,028	1,474,420
Real estate assets held for sale	1,983	—
Unconsolidated investment	7,913	7,884
Cash	173	11
Other assets	92,182	93,509
TOTAL ASSETS	$1,581,279	1,575,824

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$390,646	453,776
Unsecured debt	455,000	380,000
Unsecured bank credit facilities	114,360	99,401
Accounts payable and accrued expenses	26,275	39,439
Other liabilities	30,191	27,593
Total Liabilities	1,016,472	1,000,209

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,280,007 shares issued and outstanding at March 31, 2015 and 32,232,587 at December 31, 2014	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	874,752	874,335
Distributions in excess of earnings	(309,492)	(300,852)
Accumulated other comprehensive loss	(4,892)	(2,357)
Total Stockholders’ Equity	560,371	571,129
Noncontrolling interest in joint ventures	4,436	4,486
Total Equity	564,807	575,615
TOTAL LIABILITIES AND EQUITY	$1,581,279	1,575,824

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Income from real estate operations	$57,575	52,777
Other income	17	35
	57,592	52,812
EXPENSES
Expenses from real estate operations	16,413	15,012
Depreciation and amortization	18,142	17,168
General and administrative	4,538	3,448
	39,093	35,628
OPERATING INCOME	18,499	17,184
OTHER INCOME (EXPENSE)
Interest expense	(8,805)	(8,986)
Other	367	316
NET INCOME	10,061	8,514
Net income attributable to noncontrolling interest in joint ventures	(131)	(142)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	9,930	8,372
Other comprehensive loss - cash flow hedges	(2,535)	(1,037)
TOTAL COMPREHENSIVE INCOME	$7,395	7,335
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.31	0.27
Weighted average shares outstanding	32,032	30,806
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.31	0.27
Weighted average shares outstanding	32,109	30,886
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2014	$3	874,335	(300,852)	(2,357)	4,486	575,615
Net income	—	—	9,930	—	131	10,061
Net unrealized change in fair value of interest rate swaps	—	—	—	(2,535)	—	(2,535)
Common dividends declared – $.57 per share	—	—	(18,570)	—	—	(18,570)
Stock-based compensation, net of forfeitures	—	2,343	—	—	—	2,343
Issuance of 1,688 shares of common stock, common stock offering, net of expenses	—	52	—	—	—	52
Issuance of 1,044 shares of common stock, dividend reinvestment plan	—	63	—	—	—	63
Withheld 32,409 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,041)	—	—	—	(2,041)
Distributions to noncontrolling interest	—	—	—	—	(181)	(181)
BALANCE, MARCH 31, 2015	$3	874,752	(309,492)	(4,892)	4,436	564,807

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$10,061	8,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	18,142	17,168
Stock-based compensation expense	2,043	1,677
Gain on sales of land and real estate investments	(123)	(95)
Changes in operating assets and liabilities:
Accrued income and other assets	1,687	1,797
Accounts payable, accrued expenses and prepaid rent	(10,349)	(11,320)
Other	(40)	(101)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,421	17,640
INVESTING ACTIVITIES
Real estate development	(18,036)	(21,231)
Real estate improvements	(2,790)	(4,258)
Proceeds from sales of land and real estate investments	158	3,471
Repayments on mortgage loans receivable	29	39
Changes in accrued development costs	(2,257)	3,413
Changes in other assets and other liabilities	(3,550)	(2,354)
NET CASH USED IN INVESTING ACTIVITIES	(26,446)	(20,920)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	139,931	64,078
Repayments on unsecured bank credit facilities	(124,972)	(53,671)
Repayments on secured debt	(63,119)	(5,532)
Proceeds from unsecured debt	75,000	—
Debt issuance costs	(562)	(21)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(18,984)	(17,322)
Proceeds from common stock offerings	52	19,602
Proceeds from dividend reinvestment plan	63	50
Other	(2,222)	(2,032)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,187	5,152
INCREASE IN CASH AND CASH EQUIVALENTS	162	1,872
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11	8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173	1,880
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,179 and $1,110 for 2015 and 2014, respectively	$9,700	9,701

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2014 annual report on Form 10-K and the notes thereto. Certain reclassifications have been made in the 2014 consolidated financial statements to conform to the 2015 presentation.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At March 31, 2015 and December 31, 2014, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2015 and December 31, 2014, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $14,838,000 and $13,973,000 for the three months ended March 31, 2015 and 2014, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties and development at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Real estate properties:
Land	$286,210	283,116
Buildings and building improvements	1,300,442	1,284,961
Tenant and other improvements	331,233	326,896
Development	173,773	179,973
	2,091,658	2,074,946
Less accumulated depreciation	(612,630)	(600,526)
	$1,479,028	1,474,420

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $1,144,000 and $1,212,000 for the three months ended March 31, 2015 and 2014, respectively. Amortization of above and below market leases increased rental income by $122,000 and $87,000 for the three months ended March 31, 2015 and 2014, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EastGroup did not acquire any operating properties during the three months ended March 31, 2015. During 2014, the Company acquired Ridge Creek Distribution Center III in Charlotte, North Carolina; Colorado Crossing Distribution Center in Austin, Texas; and Ramona Distribution Center in Chino, California. The Company purchased these properties for a total cost of $51,652,000, of which $47,477,000 was allocated to Real estate properties. The Company allocated $10,822,000 of the total purchase price to land using third party land valuations for the Charlotte, Austin and Chino markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $5,074,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $903,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $48,805,000 for the properties and intangibles acquired, assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value.

EastGroup did not have any acquisition-related costs for the three months ended March 31, 2015 and 2014, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at March 31, 2015 and December 31, 2014.

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

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amended the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company adopted the provisions of ASU 2014-08 as of January 1, 2014, and has applied the provisions prospectively.

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for gross proceeds of $170,000 and recognized a gain of $123,000.

As of March 31, 2015, the Company owned one operating property, Ambassador Row Warehouse, that was classified as held for sale on the March 31, 2015 Consolidated Balance Sheet. The 185,000 square foot property was sold in April 2015 for $5,250,000, generating an estimated gain of approximately $2.9 million that will be recognized by the Company in its second fiscal quarter of 2015.

During 2014, EastGroup sold five operating properties (442,000 square feet) for $21,381,000 and recognized gains of $9,188,000. In addition, the Company sold a small parcel of land in Orlando for $141,000 and recognized a gain of $98,000.

The results of operations and gains on sales for the properties sold or held for sale during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on the sales are included in Other.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$55,862	56,171
Accumulated amortization of leasing costs	(21,895)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	33,967	33,220

Straight-line rents receivable	25,542	25,013
Allowance for doubtful accounts on straight-line rents receivable	(321)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	25,221	24,911

Accounts receivable	3,285	4,459
Allowance for doubtful accounts on accounts receivable	(359)	(379)
Accounts receivable, net of allowance for doubtful accounts	2,926	4,080

Acquired in-place lease intangibles	18,595	20,118
Accumulated amortization of acquired in-place lease intangibles	(7,966)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	10,629	11,773

Acquired above market lease intangibles	1,475	1,575
Accumulated amortization of acquired above market lease intangibles	(662)	(699)
Acquired above market lease intangibles, net of accumulated amortization	813	876

Loan costs	8,116	8,166
Accumulated amortization of loan costs	(4,167)	(4,454)
Loan costs, net of accumulated amortization	3,949	3,712

Mortgage loans receivable	4,962	4,991
Interest rate swap assets	94	812
Escrow deposits for 1031 exchange	—	698
Goodwill	990	990
Prepaid expenses and other assets	8,631	7,446
Total Other Assets	$92,182	93,509

(9)	DEBT

Secured Debt decreased $63,130,000 during the three months ended March 31, 2015.  The decrease primarily resulted from the repayment of a mortgage loan with a balance of $57,450,000, an interest rate of 5.5% and an original maturity date of April 5, 2015. In addition, the Company made regularly scheduled principal payments of $5,669,000 and recorded mortgage loan premium amortization of $11,000.

Unsecured Debt increased $75,000,000 during the three months ended March 31, 2015 as a result of the closing of a $75 million unsecured term loan in March 2015. The loan has a seven-year term and requires interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.031%. See note 13 for additional information on the Company's interest rate swaps.

Unsecured Bank Credit Facilities increased $14,959,000 during the three months ended March 31, 2015.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal payments on long-term debt, including Secured Debt and Unsecured Debt (not including Unsecured Bank Credit Facilities), as of March 31, 2015 are as follows:

Years Ending December 31,	(In thousands)

Remainder of 2015	$39,244
2016	92,808
2017	58,239
2018	141,316
2019	130,568
2020 and beyond	383,471

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Property taxes payable	$9,611	15,216
Development costs payable	5,663	7,920
Interest payable	2,291	3,500
Dividends payable on unvested restricted stock	1,682	2,096
Other payables and accrued expenses	7,028	10,707
Total Accounts Payable and Accrued Expenses	$26,275	39,439

(11)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Security deposits	$12,896	12,803
Prepaid rent and other deferred income	9,949	8,971

Acquired below-market lease intangibles	3,399	3,657
Accumulated amortization of below-market lease intangibles	(1,307)	(1,380)
Acquired below-market lease intangibles, net of accumulated amortization	2,092	2,277

Interest rate swap liabilities	5,121	3,314
Prepaid tenant improvement reimbursements	117	212
Other liabilities	16	16
Total Other Liabilities	$30,191	27,593

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated Other Comprehensive Income (Loss) are presented in the Company's Consolidated Statement of Changes in Equity and are summarized below. See Note 13 for information regarding the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(2,357)	1,629
Change in fair value of interest rate swaps	(2,535)	(1,037)
Balance at end of period	$(4,892)	592

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of March 31, 2015, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed an $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013. During the third quarter of 2014, the Company executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. During the first quarter of 2015, EastGroup executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. All of the aforementioned interest rate swaps convert the related loans' LIBOR rate components to fixed interest rates for the entire terms of the loans, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $3,980,000 will be reclassified from Other Comprehensive Income (Loss) as an increase to Interest Expense over the next twelve months.

The Company's valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  As of January 15, 2015, the Company began calculating its derivative valuations using mid-market prices; prior to that date, the Company used bid-market prices. The change in valuation methodology is considered a change in accounting estimate and is the result of recent developments in the marketplace. Management has assessed the impact of the change for all periods presented and has deemed the impact to be immaterial.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2015	Notional Amount as of December 31, 2014
Interest Rate Swap	$80,000,000	$80,000,000
Interest Rate Swap	$75,000,000	$75,000,000
Interest Rate Swap	$75,000,000	—
Interest Rate Swap	$60,000,000	$60,000,000
Interest Rate Swap	$15,000,000	$15,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of March 31, 2015		Derivatives As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$94,000	Other Assets	$812,000
Interest rate swap liabilities	Other Liabilities	5,121,000	Other Liabilities	3,314,000

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of loss recognized in Other Comprehensive Loss on derivatives	$(3,468)	(1,601)
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	(933)	(564)

See Note 12 for additional information on the Company's Accumulated Other Comprehensive Loss resulting from its interest rate swaps.

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.

As of March 31, 2015, the fair value of derivatives in an asset position related to these agreements was $94,000, and the fair value of derivatives in a liability position related to these agreements was $5,121,000. If the Company breached any of the contractual provisions of the derivative contracts, it could be required to settle its obligation under the agreements at the swap termination value. As of March 31, 2015, the swap termination value of derivatives in an asset position was an asset in the amount of $98,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $5,157,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested.

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock.  The dilutive effect of unvested restricted stock is determined using the treasury stock method.

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$9,930	8,372
Denominator – weighted average shares outstanding	32,032	30,806
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$9,930	8,372
Denominator:
Weighted average shares outstanding	32,032	30,806
Unvested restricted stock	77	80
Total Shares	32,109	30,886

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $2,341,000 and $2,069,000 for the three months ended March 31, 2015 and 2014, respectively, of which $422,000 and $511,000 were capitalized as part of the Company’s development costs. Stock-based compensation expense for directors was $124,000 and $119,000 for the three months ended March 31, 2015 and 2014, respectively.

In March 2015, the Compensation Committee of the Company's Board of Directors (the Committee) evaluated the Company's performance compared to certain annual performance goals (primarily funds from operations (FFO) per share and total shareholder return). Based on the evaluation, 42,447 shares were awarded to the Company's executive officers at a grant date fair value of $61.13 per share. These shares vested 20% on the date shares were determined and awarded and will vest 20% per year on January 1 in years 2016, 2017, 2018 and 2019. The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2015, the Committee evaluated the Company's total return, both on an absolute basis for 2014 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2014. Based on the evaluation, 34,650 shares were awarded to the Company's executive officers at a grant date fair value of $61.13 per share. These shares vested 25% on the date shares were determined and awarded and will vest 25% per year on January 1 in years 2016, 2017 and 2018. The shares will be expensed on a straight-line basis over the remaining service period.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first three months of 2015, the Company

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

withheld 32,409 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first three months of 2015 was $6,664,000.

	Three Months Ended
Award Activity:	March 31, 2015
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	266,223	$49.81
Granted	77,097	61.13
Forfeited	—	—
Vested	(105,835)	53.40
Unvested at end of period	237,485	$51.88

(16)	RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

(17)	RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that ASU 2014-09 and ASU 2015-03 apply to the Company.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. EastGroup plans to adopt ASU 2015-03 effective January 1, 2016; as such, the Company plans to present debt issuance costs as a direct deduction from the carrying amounts of its debt liabilities and to provide all necessary disclosures beginning with the Form 10-Q for the period ended March 31, 2016.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$173	173	11	11
Cash held in escrow for 1031 exchange	—	—	698	698
Mortgage loans receivable	4,962	5,050	4,991	5,055
Interest rate swap assets	94	94	812	812
Financial Liabilities:
Secured debt	390,646	417,166	453,776	478,659
Unsecured debt	455,000	436,948	380,000	364,295
Unsecured bank credit facilities	114,360	114,717	99,401	99,638
Interest rate swap liabilities	5,121	5,121	3,314	3,314
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
Mortgage loans receivable (included in Other Assets on the Consolidated Balance Sheets):  The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (Level 2 input).
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

On April 13, 2015, EastGroup sold the last of its three Ambassador Row Warehouses (185,000 square feet) in Dallas for $5,250,000, generating a gain on the sale that will be recognized by the Company in the second quarter.

Also in April, the Company acquired 38 acres of development land in San Antonio for $4.4 million and 4.9 acres of development land in Phoenix for $1.5 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being the leading provider in its markets of functional, flexible and quality business distribution space for location sensitive customers (primarily in the 5,000 to 50,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

The Company believes its current operating cash flows and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain financing from financial institutions and insurance companies. The continuous common equity program provided net proceeds to the Company of $52,000 in the first three months of 2015, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the three months ended March 31, 2015, leases expired on 2,197,000 square feet (6.5% of EastGroup’s total square footage of 33,732,000), and the Company was successful in renewing or re-leasing 95% of the expiring square feet.  In addition, EastGroup leased 360,000 square feet of other vacant space during this period.  During the first three months of 2015, average rental rates on new and renewal leases increased by 11.1%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.9% for the quarter ended March 31, 2015, as compared to the same quarter in 2014.

EastGroup’s total leased percentage was 97.0% at March 31, 2015, compared to 96.0% at March 31, 2014.  Leases scheduled to expire for the remainder of 2015 were 8.3% of the portfolio on a square foot basis at March 31, 2015, and this figure was reduced to 7.5% as of April 17, 2015.

The Company generates new sources of leasing revenue through its development and acquisition programs. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first three months of 2015, the Company began construction of three development projects containing 282,000 square feet in Houston and Phoenix.  EastGroup also transferred four properties (333,000 square feet) in Orlando, Phoenix and Charlotte from its development program to real estate properties with costs of $22.7 million at the date of transfer.  As of March 31, 2015, EastGroup’s development program consisted of 19 projects (1,750,000 square feet) located in Houston, Dallas, San Antonio, Phoenix, Tampa, Orlando, Denver and Charlotte.  The projected total investment for the development projects, which were collectively 27% leased as of April 17, 2015, is $128.5 million, of which $37.7 million remained to be invested as of March 31, 2015.

Typically, the Company initially funds its development and acquisition programs through its $250 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2015, Moody's Investor Services affirmed the Company's issuer rating of Baa2 with a stable outlook. Also in March 2015, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to obtain primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income from real estate operations	$57,575	52,777
Expenses from real estate operations	(16,413)	(15,012)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(211)	(223)
PNOI from 50% owned unconsolidated investment	208	198
PROPERTY NET OPERATING INCOME	$41,159	37,740

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

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
NET INCOME	$10,061	8,514
Interest income	(65)	(127)
Gain on sales of real estate investments	—	(95)
Company's share of interest expense from unconsolidated investment	—	71
Company's share of depreciation from unconsolidated investment	29	33
Other income	(17)	(35)
Gain on sales of non-operating real estate	(123)	—
Depreciation and amortization from continuing operations	18,142	17,168
Interest expense	8,805	8,986
General and administrative expense	4,538	3,448
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(211)	(223)
PROPERTY NET OPERATING INCOME	$41,159	37,740

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$9,930	8,372
Depreciation and amortization from continuing operations	18,142	17,168
Company's share of depreciation from unconsolidated investment	29	33
Depreciation and amortization from noncontrolling interest	(50)	(52)
Gain on sales of real estate investments	—	(95)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$28,051	25,426
Net income attributable to common stockholders per diluted share	$0.31	0.27
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.87	0.82
Diluted shares for earnings per share and funds from operations	32,109	30,886

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the first quarter of 2015 was $0.87 per share compared with $0.82 per share for the same period of 2014, an increase of 6.1%.

•
For the three months ended March 31, 2015, PNOI increased by $3,419,000, or 9.1%, compared to the same period in 2014. PNOI increased $1,730,000 from newly developed properties, $1,061,000 from same property operations and $968,000 from 2014 acquisitions.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 2.9% for the three months ended March 31, 2015, compared to the same period in 2014.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended March 31, 2015, was 96.1% compared to 95.0% for the same period of 2014.

•
The same property average rental rate represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.33 per square foot for the three months ended March 31, 2015, compared to $5.13 per square foot for the same period of 2014.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2015, was 96.2%.  Quarter-end occupancy ranged from 95.0% to 96.3% over the period from March 31, 2014 to December 31, 2014.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (7.3% of total square footage) averaged 11.1% for the first quarter of 2015.

•
Lease termination fee income for the three months ended March 31, 2015 was $61,000 compared to $119,000 for the same period in 2014. The Company recorded bad debt expense of $355,000 and $13,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2014 taxable income to its stockholders and expects to distribute all of its taxable income in 2015.  Accordingly, no significant provision for income taxes was necessary in 2014, nor is any significant income tax provision expected to be necessary for 2015.
FINANCIAL CONDITION

EastGroup’s assets were $1,581,279,000 at March 31, 2015, an increase of $5,455,000 from December 31, 2014.  Liabilities increased $16,263,000 to $1,016,472,000, and equity decreased $10,808,000 to $564,807,000 during the same period.  The paragraphs that follow explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $22,912,000 during the three months ended March 31, 2015, primarily due to capital improvements at the Company’s properties and the transfer of four properties from Development, as detailed under Development below.  These increases were partially offset by the sale of 1.5 acres of land in New Orleans for $170,000.

During the three months ended March 31, 2015, the Company made capital improvements of $3,427,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $1,584,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at March 31, 2015 consisted of properties in lease-up and under construction of $90,757,000 and prospective development (primarily land) of $83,016,000.  The Company’s total investment in development at March 31, 2015 was $173,773,000 compared to $179,973,000 at December 31, 2014.  Total capital invested for development during the first three months of 2015 was $18,036,000, which consisted of costs of $16,564,000 as detailed in the development activity table below and costs of $1,584,000 on development properties subsequent to transfer to Real Estate Properties, offset by $112,000 in net cost reversals (also detailed in the development activity table below) on the properties transferred from Development to Real Estate Properties during the quarter. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $927,000 and $1,147,000 for the three months ended March 31, 2015 and 2014, respectively.

The Company transferred four development properties to Real Estate Properties during the first three months of 2015 with a total investment of $22,652,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2015 (1)	For the Three Months Ended 3/31/2015	Cumulative as of 3/31/2015	Estimated Total Costs	Building Completion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
World Houston 39, Houston, TX	94,000	$—	343	5,399	6,000	06/14
World Houston 41, Houston, TX	104,000	—	437	5,783	7,200	08/14
Horizon II, Orlando, FL	123,000	—	74	7,734	8,600	09/14
Ten West Crossing 6, Houston, TX	64,000	—	96	4,338	4,800	10/14
West Road I, Houston, TX	63,000	—	299	4,576	4,900	10/14
Kyrene 202 I, Phoenix, AZ	75,000	—	53	5,992	6,900	11/14
Rampart IV, Denver, CO	84,000	—	300	7,247	8,300	11/14
Alamo Ridge I, San Antonio, TX	96,000	—	262	5,737	7,300	02/15
Alamo Ridge II, San Antonio, TX	62,000	—	231	3,597	3,900	02/15
Steele Creek IV, Charlotte, NC	57,000	—	106	3,566	4,300	02/15
West Road III, Houston, TX	78,000	—	389	4,254	5,000	03/15
Total Lease-Up	900,000	—	2,590	58,223	67,200
UNDER CONSTRUCTION						Anticipated Building Completion Date
Sky Harbor 6, Phoenix, AZ	31,000	—	983	2,603	3,100	04/15
Ten West Crossing 7, Houston, TX	68,000	—	575	3,745	4,900	04/15
Thousand Oaks 4, San Antonio, TX	66,000	—	1,230	4,173	5,100	04/15
Madison II & III, Tampa, FL	127,000	—	2,128	5,808	8,000	05/15
Kyrene 202 VI, Phoenix, AZ	123,000	1,515	407	1,922	9,500	08/15
ParkView 1-3, Dallas, TX	276,000	—	4,408	8,484	19,600	08/15
West Road IV, Houston, TX	65,000	1,292	1,477	2,769	5,400	08/15
World Houston 42, Houston, TX	94,000	1,289	1,741	3,030	5,700	08/15
Total Under Construction	850,000	4,096	12,949	32,534	61,300
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	163,000	(1,515)	29	1,977	12,100
Tucson, AZ	70,000	—	—	417	5,300
Fort Myers, FL	663,000	—	—	17,858	50,000
Orlando, FL	1,144,000	—	348	24,199	82,600
Tampa, FL	392,000	—	203	6,387	23,100
Jackson, MS	28,000	—	—	706	2,000
Charlotte, NC	384,000	—	105	5,088	26,800
Dallas, TX	169,000	—	34	1,683	11,200
El Paso, TX	251,000	—	—	2,444	11,300
Houston, TX	1,203,000	(2,581)	263	19,392	81,100
San Antonio, TX	254,000	—	43	2,865	16,700
Total Prospective Development	4,721,000	(4,096)	1,025	83,016	322,200
	6,471,000	$—	16,564	173,773	450,700
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2015	Building Size (Square feet)					Building Completion Date
Horizon I, Orlando, FL	109,000	$—	(16)	7,096		02/14
Kyrene 202 II, Phoenix, AZ	45,000	—	61	3,470		11/14
Steele Creek II, Charlotte, NC	71,000	—	22	4,945		03/14
Steele Creek III, Charlotte, NC	108,000	—	(179)	7,141		07/14
Total Transferred to Real Estate Properties	333,000	$—	(112)	22,652	(2)
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $12,104,000 during the first three months of 2015 due primarily to depreciation expense.

Real Estate Assets Held for Sale
Real Estate Assets Held for Sale increased $1,983,000 during the first three months of 2015. As of March 31, 2015, the Company owned one operating property, Ambassador Row Warehouse, that was classified as held for sale on the March 31, 2015 Consolidated Balance Sheet. The 185,000 square foot property was sold in April 2015 for $5,250,000, generating a gain that will be recognized by the Company in its second fiscal quarter of 2015.

Other Assets
Other Assets decreased $1,327,000 during the first three months of 2015.  A summary of Other Assets follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$55,862	56,171
Accumulated amortization of leasing costs	(21,895)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	33,967	33,220

Straight-line rents receivable	25,542	25,013
Allowance for doubtful accounts on straight-line rents receivable	(321)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	25,221	24,911

Accounts receivable	3,285	4,459
Allowance for doubtful accounts on accounts receivable	(359)	(379)
Accounts receivable, net of allowance for doubtful accounts	2,926	4,080

Acquired in-place lease intangibles	18,595	20,118
Accumulated amortization of acquired in-place lease intangibles	(7,966)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	10,629	11,773

Acquired above market lease intangibles	1,475	1,575
Accumulated amortization of acquired above market lease intangibles	(662)	(699)
Acquired above market lease intangibles, net of accumulated amortization	813	876

Loan costs	8,116	8,166
Accumulated amortization of loan costs	(4,167)	(4,454)
Loan costs, net of accumulated amortization	3,949	3,712

Mortgage loans receivable	4,962	4,991
Interest rate swap assets	94	812
Escrow deposits for 1031 exchange	—	698
Goodwill	990	990
Prepaid expenses and other assets	8,631	7,446
Total Other Assets	$92,182	93,509

Liabilities
Secured Debt decreased $63,130,000 during the three months ended March 31, 2015.  The decrease resulted from the repayment of one mortgage loan with a balance of $57,450,000, regularly scheduled principal payments of $5,669,000 and mortgage loan premium amortization of $11,000.

Unsecured Debt increased $75,000,000 during the three months ended March 31, 2015 as a result of the closing of a $75 million unsecured term loan in March 2015.

Unsecured Bank Credit Facilities increased $14,959,000 during the three months ended March 31, 2015; the Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses decreased $13,164,000 during the first three months of 2015.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Property taxes payable	$9,611	15,216
Development costs payable	5,663	7,920
Interest payable	2,291	3,500
Dividends payable on unvested restricted stock	1,682	2,096
Other payables and accrued expenses	7,028	10,707
Total Accounts Payable and Accrued Expenses	$26,275	39,439

Other Liabilities increased $2,598,000 during the three months ended March 31, 2015.  A summary of the Company’s Other Liabilities follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Security deposits	$12,896	12,803
Prepaid rent and other deferred income	9,949	8,971

Acquired below-market lease intangibles	3,399	3,657
Accumulated amortization of below-market lease intangibles	(1,307)	(1,380)
Acquired below-market lease intangibles, net of accumulated amortization	2,092	2,277

Interest rate swap liabilities	5,121	3,314
Prepaid tenant improvement reimbursements	117	212
Other liabilities	16	16
Total Other Liabilities	$30,191	27,593

Equity
Additional Paid-In Capital increased $417,000 during the three months ended March 31, 2015.  The increase primarily resulted from stock-based compensation and the issuance of 1,688 shares of common stock under EastGroup’s continuous common equity program with net proceeds to the Company of $52,000.  See Note 15 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

For the three months ended March 31, 2015, Distributions in Excess of Earnings increased $8,640,000 as a result of dividends on common stock of $18,570,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $9,930,000.

Accumulated Other Comprehensive Loss increased $2,535,000 during the three months ended March 31, 2015. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2015, was $9,930,000 ($0.31 per basic and diluted share) compared to $8,372,000 ($0.27 per basic and diluted share) for the same period in 2014.

PNOI for the three months ended March 31, 2015, increased by $3,419,000, or 9.1%, compared to the same period in 2014. PNOI increased $1,730,000 from newly developed properties, $1,061,000 from same property operations and $968,000 from 2014 acquisitions. Lease termination fee income was $61,000 and $119,000 for the three months ended March 31, 2015 and 2014, respectively. The Company recorded bad debt expense of $355,000 and $13,000 for the three months ended March 31, 2015 and 2014, respectively. Straight-lining of rent increased Income from real estate operations by $325,000 and $701,000 for the three months ended March 31, 2015 and 2014, respectively.

EastGroup signed 34 leases with free rent concessions on 708,000 square feet during the three months ended March 31, 2015, with total free rent concessions of $704,000 over the lives of the leases. During the same period of 2014, the Company signed 39 leases with free rent concessions on 836,000 square feet with total free rent concessions of $1,258,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.5% and 28.4% for the three months ended March 31, 2015 and 2014, respectively.  The Company’s percentage of leased square footage was 97.0% at March 31, 2015, compared to 96.0% at March 31, 2014.  Occupancy at March 31, 2015 was 96.2% compared to 95.1% at March 31, 2014.

Interest Expense decreased $181,000 for the three months ended March 31, 2015, compared to the same period in 2014. The following table presents the components of Interest Expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$100,279	92,967	7,312
Weighted average variable interest rates (excluding loan cost amortization)	1.91%	1.94%
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$472	445	27
Amortization of loan costs - unsecured bank credit facilities	103	103	—
Total variable rate interest expense	575	548	27
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	5,840	6,715	(875)
Unsecured debt interest (1) (excluding loan cost amortization)	3,347	2,632	715
Amortization of loan costs - secured debt	121	134	(13)
Amortization of loan costs - unsecured debt	101	67	34
Total fixed rate interest expense	9,409	9,548	(139)
Total interest	9,984	10,096	(112)
Less capitalized interest	(1,179)	(1,110)	(69)
TOTAL INTEREST EXPENSE	$8,805	8,986	(181)

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $27,000 for the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to increases in the Company's average unsecured bank credit facilities borrowings.

The Company's fixed rate interest expense decreased by $139,000 for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was primarily due to decreases in secured debt interest, offset by increases in unsecured debt interest, resulting from the Company's debt activity described below.

The decrease in secured debt interest resulted from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $5,669,000 during the three months ended March 31, 2015. During the year ended December 31, 2014, regularly scheduled principal payments on secured debt were $22,269,000. The details of the secured debt repaid in 2014 and 2015 are shown in the following table:

SECURED DEBT REPAID IN 2014 AND 2015	Interest Rate	Date Repaid	Payoff Amount
Kyrene Distribution Center	9.00%	06/30/14	$11,000
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	07/10/14	26,565,000
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.50%	03/06/15	57,450,000
Weighted Average/Total Amount	5.56%		$84,026,000

During the first three months of 2015, EastGroup did not obtain any new secured debt; in 2014, the Company assumed the secured debt detailed in the following table:

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

The decrease in secured debt interest was partially offset by increases in unsecured debt interest resulting from the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2014 and 2015 are shown in the following table:

NEW UNSECURED DEBT IN 2014 and 2015	Effective Interest Rate	Date Obtained	Maturity Date	Amount
$75 Million Unsecured Term Loan (1)	2.846%	07/31/2014	07/31/2019	$75,000,000
$75 Million Unsecured Term Loan (2)	3.031%	03/02/2015	02/28/2022	75,000,000
Weighted Average/Total Amount	2.939%			$150,000,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of March 31, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of March 31, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $69,000 for the three months ended March 31, 2015, as compared to the same period of 2014.

Depreciation and Amortization expense from continuing operations increased $974,000 for the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to the operating properties acquired by the Company in 2014 and the properties transferred from Development in 2014 and 2015.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three months ended March 31, 2015 and 2014 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2015	2014
		(In thousands)
Upgrade on Acquisitions	40 yrs	$—	26
Tenant Improvements:
New Tenants	Lease Life	1,826	1,629
New Tenants (first generation) (1)	Lease Life	1	—
Renewal Tenants	Lease Life	400	1,035
Other:
Building Improvements	5-40 yrs	807	654
Roofs	5-15 yrs	99	602
Parking Lots	3-5 yrs	142	154
Other	5 yrs	152	30
Total Capital Expenditures		$3,427	4,130

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three months ended March 31, 2015 and 2014 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2015	2014
		(In thousands)
Development	Lease Life	$787	439
New Tenants	Lease Life	913	707
New Tenants (first generation) (1)	Lease Life	(27)	—
Renewal Tenants	Lease Life	1,235	1,370
Total Capitalized Leasing Costs		$2,908	2,516
Amortization of Leasing Costs		$2,160	1,983

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

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

EastGroup did not sell any operating properties during the first three months of 2015. During 2014, the Company sold the following operating properties: Northpoint Commerce Center in Oklahoma City, Tampa West Distribution Center VI in Tampa, Clay Campbell Distribution Center and Kirby Business Center in Houston, and two of its three Ambassador Row Warehouses in Dallas. The results of operations and gains on sales for the properties sold during the period are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on Sales of Real Estate Investments. See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. EastGroup plans to adopt ASU 2015-03 effective January 1, 2016; as such, the Company plans to present debt issuance costs as a direct deduction from the carrying amounts of its debt liabilities and to provide all necessary disclosures beginning with the Form 10-Q for the period ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $21,421,000 for the three months ended March 31, 2015.  The primary other sources of cash were from borrowings on unsecured bank credit facilities and proceeds from unsecured debt.  The Company distributed $18,984,000 in common stock dividends during the three months ended March 31, 2015.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, secured debt repayments and capital improvements at various properties.

Total debt at March 31, 2015 and December 31, 2014 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(In thousands)
Secured debt	$390,646	453,776
Unsecured debt	455,000	380,000
Unsecured bank credit facilities	114,360	99,401
Total debt	$960,006	933,177

EastGroup has a $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension (at the Company's election) and a $100 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2015, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2015, the weighted average interest rate was 1.352% on a balance of $102,000,000.

The Company also has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of March 31, 2015, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2015, the interest rate was 1.351% on a balance of $12,360,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can obtain financing from financial institutions and insurance companies and issue common and/or preferred equity. The Company intends to obtain primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During the three months ended March 31, 2015, the Company issued and sold 1,688 shares of common stock under its continuous equity program at an average price of $63.98 per share with gross proceeds to the Company of $108,000. The Company incurred offering-related costs of $56,000 during the three months, resulting in net proceeds to the Company of $52,000. As of April 20, 2015, the Company has 8,751,912 shares of common stock remaining to sell under the program.

In March 2015, EastGroup repaid (with no penalty) a mortgage loan with a balance of $57.4 million, an interest rate of 5.5%, and an original maturity date of April 5, 2015.

Also in March, EastGroup closed a $75 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.031%.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2014, did not materially change during the three months ended March 31, 2015, except for the increases in Unsecured Bank Credit Facilities and Unsecured Debt and the decrease in Secured Debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2015.

	April – December 2015	2016	2017		2018	2019	Thereafter	Total	Fair Value
Secured debt (in thousands)	$39,244	92,808	58,239		11,316	55,568	133,471	390,646	417,166	(1)
Weighted average interest rate	5.14%	5.79%	5.50%		5.21%	7.01%	4.42%	5.37%

Unsecured debt (in thousands)	$—	—	—		130,000	75,000	250,000	455,000	436,948	(1)
Weighted average interest rate	—	—	—		3.21%	2.85%	3.56%	3.34%

Unsecured bank credit facilities (in thousands)	$—	—	114,360	(2)	—	—	—	114,360	114,717	(3)
Weighted average interest rate	—	—	1.35%	(4)	—	—	—	1.35%

(1)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two unsecured bank credit facilities with balances of $102,000,000 on the $225 million unsecured bank credit facility and $12,360,000 on the $25 million unsecured bank credit facility as of March 31, 2015.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of March 31, 2015.

As the table above incorporates only those exposures that existed as of March 31, 2015, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities as shown above changes by 10% or approximately 14 basis points, interest expense and cash flows would increase or decrease by approximately $154,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “will,” “anticipates,” “expects,” “believes,” “intends,” “plans,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to rent and occupancy growth, development activity, the acquisition or sale of properties, general conditions in the geographic areas where the Company operates and the availability of capital, are forward-looking statements.  Forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which the Company cannot predict, including, without limitation: changes in general economic conditions; the extent of tenant defaults or of any early lease terminations; the Company's ability to lease or re-lease space at current or anticipated rents; the availability of financing; the failure to maintain credit ratings with rating agencies; changes in the supply of and demand for industrial/warehouse properties; increases in interest rate levels; increases in operating costs; natural disasters, terrorism, riots and acts of war, and the Company's ability to obtain adequate insurance; changes in governmental regulation, tax rates and similar matters; and other risks associated with the development and acquisition of properties, including risks that development projects may not be completed on schedule, development or operating costs may be greater than anticipated or acquisitions may not close as scheduled, and those additional factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report on Form 10-K.  Although the Company believes the expectations reflected in the forward-looking statements are based upon reasonable assumptions at the time made, the Company can give no assurance that such expectations will be achieved.  The Company assumes no obligation whatsoever to publicly update or revise any forward-

looking statements.  See also the information contained in the Company’s reports filed or to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2014.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/15 thru 01/31/15	27,453	(1)	$63.32	—	—
02/01/15 thru 02/28/15	—		—	—	—
03/01/15 thru 03/31/15	4,956	(1)	61.13	—	—
Total	32,409		$62.99	—

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
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  April 20, 2015

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary