Form 10-Q
period 2015-06-30
EASTGROUP PROPERTIES INC
filed 2015-07-20
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2015                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of July 17, 2015 was 32,314,021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2015

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate properties	$1,932,961	1,894,973
Development	198,143	179,973
	2,131,104	2,074,946
Less accumulated depreciation	(627,336)	(600,526)
	1,503,768	1,474,420
Unconsolidated investment	8,090	7,884
Cash	13	11
Other assets	91,612	93,509
TOTAL ASSETS	$1,603,483	1,575,824

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$385,714	453,776
Unsecured debt	455,000	380,000
Unsecured bank credit facilities	133,328	99,401
Accounts payable and accrued expenses	35,166	39,439
Other liabilities	27,853	27,593
Total Liabilities	1,037,061	1,000,209

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,314,021 shares issued and outstanding at June 30, 2015 and 32,232,587 at December 31, 2014	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	877,181	874,335
Distributions in excess of earnings	(313,392)	(300,852)
Accumulated other comprehensive loss	(1,770)	(2,357)
Total Stockholders’ Equity	562,022	571,129
Noncontrolling interest in joint ventures	4,400	4,486
Total Equity	566,422	575,615
TOTAL LIABILITIES AND EQUITY	$1,603,483	1,575,824

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Income from real estate operations	$57,827	53,801	115,402	106,578
Other income	17	18	34	53
	57,844	53,819	115,436	106,631
EXPENSES
Expenses from real estate operations	16,047	15,625	32,460	30,637
Depreciation and amortization	17,984	17,154	36,126	34,322
General and administrative	3,812	2,958	8,350	6,406
Acquisition costs	—	160	—	160
	37,843	35,897	76,936	71,525
OPERATING INCOME	20,001	17,922	38,500	35,106
OTHER INCOME (EXPENSE)
Interest expense	(8,483)	(8,898)	(17,288)	(17,884)
Gain on sales of real estate investments	2,903	—	2,903	95
Other	242	218	609	439
NET INCOME	14,663	9,242	24,724	17,756
Net income attributable to noncontrolling interest in joint ventures	(130)	(124)	(261)	(266)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	14,533	9,118	24,463	17,490
Other comprehensive income (loss) - cash flow hedges	3,122	(1,740)	587	(2,777)
TOTAL COMPREHENSIVE INCOME	$17,655	7,378	25,050	14,713
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.45	0.29	0.76	0.56
Weighted average shares outstanding	32,045	31,137	32,039	30,972
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.45	0.29	0.76	0.56
Weighted average shares outstanding	32,139	31,244	32,121	31,063
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2014	$3	874,335	(300,852)	(2,357)	4,486	575,615
Net income	—	—	24,463	—	261	24,724
Net unrealized change in fair value of interest rate swaps	—	—	—	587	—	587
Common dividends declared – $1.14 per share	—	—	(37,003)	—	—	(37,003)
Stock-based compensation, net of forfeitures	—	4,709	—	—	—	4,709
Issuance of 1,688 shares of common stock, common stock offering, net of expenses	—	52	—	—	—	52
Issuance of 2,160 shares of common stock, dividend reinvestment plan	—	126	—	—	—	126
Withheld 32,409 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,041)	—	—	—	(2,041)
Distributions to noncontrolling interest	—	—	—	—	(347)	(347)
BALANCE, JUNE 30, 2015	$3	877,181	(313,392)	(1,770)	4,400	566,422

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$24,724	17,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	36,126	34,322
Stock-based compensation expense	3,607	2,824
Gain on sales of land and real estate investments	(3,026)	(95)
Changes in operating assets and liabilities:
Accrued income and other assets	3,346	2,202
Accounts payable, accrued expenses and prepaid rent	(4,889)	(3,123)
Other	(226)	(80)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,662	53,806
INVESTING ACTIVITIES
Real estate development	(48,226)	(56,125)
Purchases of real estate	—	(41,751)
Real estate improvements	(11,593)	(9,912)
Proceeds from sales of land and real estate investments	5,156	3,471
Repayments on mortgage loans receivable	57	78
Changes in receivable for development infrastructure cost reimbursements	(2,020)	—
Changes in accrued development costs	(147)	12,076
Changes in other assets and other liabilities	(3,720)	(4,610)
NET CASH USED IN INVESTING ACTIVITIES	(60,493)	(96,773)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	195,545	165,969
Repayments on unsecured bank credit facilities	(161,618)	(112,529)
Repayments on secured debt	(68,042)	(11,152)
Proceeds from unsecured debt	75,000	—
Debt issuance costs	(585)	(42)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(37,254)	(34,183)
Proceeds from common stock offerings	52	37,033
Proceeds from dividend reinvestment plan	126	103
Other	(2,391)	(2,221)
NET CASH PROVIDED BY FINANCING ACTIVITIES	833	42,978
INCREASE IN CASH AND CASH EQUIVALENTS	2	11
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11	8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13	19
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,494 and $2,336 for 2015 and 2014, respectively	$16,985	17,350

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At June 30, 2015 and December 31, 2014, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2015 and December 31, 2014, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $14,720,000 and $29,558,000 for the three and six months ended June 30, 2015, respectively, and $14,094,000 and $28,067,000 for the same periods in 2014.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties and development at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Real estate properties:
Land	$286,708	283,116
Buildings and building improvements	1,311,445	1,284,961
Tenant and other improvements	334,808	326,896
Development	198,143	179,973
	2,131,104	2,074,946
Less accumulated depreciation	(627,336)	(600,526)
	$1,503,768	1,474,420

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $1,041,000 and $2,185,000 for the three and six months ended June 30, 2015, respectively, and $1,121,000 and $2,333,000 for the same periods in 2014. Amortization of above and below market leases increased rental income by $110,000 and $232,000 for the three and six months ended June 30, 2015, respectively, and $89,000 and $176,000 for the same periods in 2014.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EastGroup did not acquire any operating properties during the six months ended June 30, 2015. During 2014, the Company acquired Ridge Creek Distribution Center III in Charlotte, North Carolina; Colorado Crossing Distribution Center in Austin, Texas; and Ramona Distribution Center in Chino, California. The Company purchased these properties for a total cost of $51,652,000, of which $47,477,000 was allocated to Real estate properties. The Company allocated $10,822,000 of the total purchase price to land using third party land valuations for the Charlotte, Austin and Chino markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $5,074,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $903,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $48,805,000 for the properties and intangibles acquired, assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value.

EastGroup did not have any acquisition-related costs for the three and six months ended June 30, 2015; during the three and six months ended June 30, 2014, the Company expensed acquisition-related costs of $160,000.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at June 30, 2015 and December 31, 2014.

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

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for gross proceeds of $170,000 and recognized a gain of $123,000. During the second quarter of 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses containing 185,000 square feet, for $5,250,000 and recognized a gain of $2,903,000.

During 2014, EastGroup sold five operating properties (442,000 square feet) for $21,381,000 and recognized gains of $9,188,000. In addition, the Company sold a small parcel of land in Orlando for $141,000 and recognized a gain of $98,000.

The results of operations and gains on sales for the properties sold or held for sale during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gains on sales of real estate investments.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$56,784	56,171
Accumulated amortization of leasing costs	(22,486)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	34,298	33,220

Straight-line rents receivable	25,647	25,013
Allowance for doubtful accounts on straight-line rents receivable	(272)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	25,375	24,911

Accounts receivable	2,820	4,459
Allowance for doubtful accounts on accounts receivable	(310)	(379)
Accounts receivable, net of allowance for doubtful accounts	2,510	4,080

Acquired in-place lease intangibles	18,322	20,118
Accumulated amortization of acquired in-place lease intangibles	(8,734)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	9,588	11,773

Acquired above market lease intangibles	1,444	1,575
Accumulated amortization of acquired above market lease intangibles	(686)	(699)
Acquired above market lease intangibles, net of accumulated amortization	758	876

Loan costs	8,140	8,166
Accumulated amortization of loan costs	(4,474)	(4,454)
Loan costs, net of accumulated amortization	3,666	3,712

Mortgage loans receivable	4,934	4,991
Interest rate swap assets	1,585	812
Escrow deposits for 1031 exchange	—	698
Receivable for development infrastructure cost reimbursements	2,020	—
Goodwill	990	990
Prepaid expenses and other assets	5,888	7,446
Total Other Assets	$91,612	93,509

(9)	DEBT

Secured Debt decreased $68,062,000 during the six months ended June 30, 2015.  The decrease primarily resulted from the repayment of a mortgage loan with a balance of $57,450,000, regularly scheduled principal payments of $10,592,000 and mortgage loan premium amortization of $20,000.

Unsecured Debt increased $75,000,000 during the six months ended June 30, 2015 as a result of the closing of a $75 million unsecured term loan in March 2015. The loan has a seven-year term and requires interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.031%. See note 13 for additional information on the Company's interest rate swaps.

Unsecured Bank Credit Facilities increased $33,927,000 during the six months ended June 30, 2015.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal payments on long-term debt, including Secured Debt and Unsecured Debt (not including Unsecured Bank Credit Facilities), as of June 30, 2015 are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2015	$34,312
2016	92,808
2017	58,239
2018	141,316
2019	130,568
2020 and beyond	383,471

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Property taxes payable	$15,688	15,216
Development costs payable	7,773	7,920
Interest payable	3,192	3,500
Dividends payable on unvested restricted stock	1,845	2,096
Other payables and accrued expenses	6,668	10,707
Total Accounts Payable and Accrued Expenses	$35,166	39,439

(11)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Security deposits	$13,072	12,803
Prepaid rent and other deferred income	9,028	8,971

Acquired below-market lease intangibles	3,371	3,657
Accumulated amortization of below-market lease intangibles	(1,444)	(1,380)
Acquired below-market lease intangibles, net of accumulated amortization	1,927	2,277

Interest rate swap liabilities	3,479	3,314
Prepaid tenant improvement reimbursements	31	212
Other liabilities	316	16
Total Other Liabilities	$27,853	27,593

(12)	COMPREHENSIVE INCOME

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(4,892)	592	(2,357)	1,629
Change in fair value of interest rate swaps	3,122	(1,740)	587	(2,777)
Balance at end of period	$(1,770)	(1,148)	(1,770)	(1,148)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2015, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed an $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013. During the third quarter of 2014, the Company executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. During the first quarter of 2015, EastGroup executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. All of the aforementioned interest rate swaps convert the related loans' LIBOR rate components to fixed interest rates for the entire terms of the loans, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $3,810,000 will be reclassified from Other Comprehensive Income (Loss) as an increase to Interest Expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2015	Notional Amount as of December 31, 2014
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	—
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of June 30, 2015		Derivatives As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$1,585	Other Assets	$812
Interest rate swap liabilities	Other Liabilities	3,479	Other Liabilities	3,314

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$2,006	(2,321)	(1,462)	(3,922)
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	(1,116)	(581)	(2,049)	(1,145)

See Note 12 for additional information on the Company's Accumulated Other Comprehensive Loss resulting from its interest rate swaps.

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with financial institutions the Company regards as credit-worthy.

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.

As of June 30, 2015, the fair value of derivatives in an asset position related to these agreements was $1,585,000, and the fair value of derivatives in a liability position related to these agreements was $3,479,000. If the Company breached any of the contractual provisions of the derivative contracts, it could be required to settle its obligation under the agreements at the swap termination value. As of June 30, 2015, the swap termination value of derivatives in an asset position was an asset in the amount of $1,631,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $3,517,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$14,533	9,118	24,463	17,490
Denominator – weighted average shares outstanding	32,045	31,137	32,039	30,972
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$14,533	9,118	24,463	17,490
Denominator:
Weighted average shares outstanding	32,045	31,137	32,039	30,972
Unvested restricted stock	94	107	82	91
Total Shares	32,139	31,244	32,121	31,063

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,839,000 and $4,180,000 for the three and six months ended June 30, 2015, respectively, of which $399,000 and $821,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2014, stock-based compensation cost for employees was $1,348,000 and $3,417,000, respectively, of which $321,000 and $832,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $124,000 and $248,000 for the three and six months ended June 30, 2015, respectively, and $120,000 and $239,000 for the same periods of 2014.

In the second quarter of 2015, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon certain annual performance measures (primarily funds from operations (FFO) per share and total shareholder return).  Any shares issued pursuant to this compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2016.  The number of shares to be issued on the grant date could range from zero to 49,366.  These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2015, EastGroup’s Board of Directors approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2015 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ending December 31, 2015. Any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2016.  The number of shares

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to be issued on the grant date could range from zero to 51,432.  These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% per year on each January 1 for the subsequent three years.

During the second quarter of 2015, 23,525 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares, which have a grant date fair value of $60.89 per share, will vest 20% per year on January 1 in years 2016, 2017, 2018, 2019 and 2020.

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, and Chief Financial Officer, N. Keith McKey, will become fully vested no later than January 1, 2016 and April 6, 2016, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first six months of 2015, the Company withheld 32,409 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting date, the fair value of shares that vested during the first six months of 2015 was $6,664,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2015		June 30, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	237,485	$51.88	266,223	$49.81
Granted	23,525	60.89	100,622	61.07
Forfeited	—	—	—	—
Vested	—	—	(105,835)	53.40
Unvested at end of period	261,010	$52.69	261,010	$52.69

(16)	RISKS AND UNCERTAINTIES

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$13	13	11	11
Cash held in escrow for 1031 exchange	—	—	698	698
Mortgage loans receivable	4,934	4,978	4,991	5,055
Interest rate swap assets	1,585	1,585	812	812
Financial Liabilities:
Secured debt	385,714	405,240	453,776	478,659
Unsecured debt	455,000	428,493	380,000	364,295
Unsecured bank credit facilities	133,328	133,688	99,401	99,638
Interest rate swap liabilities	3,479	3,479	3,314	3,314
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(19)	SUBSEQUENT EVENTS

EastGroup's current $225 million and $25 million unsecured bank credit facilities have margins over LIBOR of 117.5 basis points, facility fees of 22.5 basis points and maturity dates of January 5, 2017. The Company has negotiated terms to amend the credit facilities and expects to close on the amended agreements by the end of July. The amended agreements expand the current facilities to $300 million and $35 million, reduce the margins to 100 basis points and the facility fees to 20 basis points, and extend the maturity dates to four years from closing. The amended $300 million agreement contains an option for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by both parties). The $35 million agreement contains a provision that the credit facility would automatically be extended for one year if the extension option in the $300 million facility is exercised. The transaction is expected to close by the end of July 2015, subject to due diligence and completion of final documentation.

EastGroup has also entered into an agreement in principle with two insurance companies under which the Company plans to issue $75 million of senior unsecured private placement notes which are expected to close in October. The 10-year notes will have a weighted average interest rate of 3.98% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The transaction is expected to close in October 2015, and the issuance of the notes in this private placement is subject to due diligence and completion of final documentation.

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

The Company believes its current operating cash flows and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain financing from financial institutions and insurance companies. The continuous common equity program provided net proceeds to the Company of $52,000 in the first six months of 2015, as described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the six months ended June 30, 2015, leases expired on 3,608,000 square feet (10.7% of EastGroup’s total square footage of 33,641,000), and the Company was successful in renewing or re-leasing 90% of the expiring square feet.  In addition, EastGroup leased 850,000 square feet of other vacant space during this period.  During the first six months of 2015, average rental rates on new and renewal leases increased by 10.8%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 4.0% for the quarter ended June 30, 2015, as compared to the same quarter in 2014. For the six months ended June 30, 2015, PNOI from same properties increased 3.5% as compared to the same period of 2014.

EastGroup’s total leased percentage was 97.1% at June 30, 2015, compared to 95.7% at June 30, 2014.  Leases scheduled to expire for the remainder of 2015 were 4.6% of the portfolio on a square foot basis at June 30, 2015, and this figure was reduced to 3.7% as of July 17, 2015.

The Company generates new sources of leasing revenue through its development and acquisition programs. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first six months of 2015, the Company began construction of seven development projects containing 823,000 square feet in Orlando, Tampa, San Antonio, Houston and Phoenix.  EastGroup also transferred five properties (427,000 square feet) in Orlando, Phoenix, Charlotte and Houston from its development program to real estate properties with costs of $28.1 million at the date of transfer.  As of June 30, 2015, EastGroup’s development program consisted of 22 projects (2,197,000 square feet) located in Houston, Dallas, San Antonio, Phoenix, Tampa, Orlando, Denver and Charlotte.  The projected total investment for the development projects, which were collectively 38% leased as of July 17, 2015, is $162.2 million, of which $48.9 million remained to be invested as of June 30, 2015.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income from real estate operations	$57,827	53,801	115,402	106,578
Expenses from real estate operations	(16,047)	(15,625)	(32,460)	(30,637)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(209)	(204)	(420)	(427)
PNOI from 50% owned unconsolidated investment	208	198	416	396
PROPERTY NET OPERATING INCOME	$41,779	38,170	82,938	75,910

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
NET INCOME	$14,663	9,242	24,724	17,756
Interest income	(65)	(125)	(130)	(252)
Gain on sales of real estate investments	(2,903)	—	(2,903)	(95)
Company's share of interest expense from unconsolidated investment	—	71	—	142
Company's share of depreciation from unconsolidated investment	31	33	60	66
Other income	(17)	(18)	(34)	(53)
Gain on sales of non-operating real estate	—	—	(123)	—
Depreciation and amortization from continuing operations	17,984	17,154	36,126	34,322
Interest expense	8,483	8,898	17,288	17,884
General and administrative expense	3,812	2,958	8,350	6,406
Acquisition costs	—	160	—	160
Interest rate swap ineffectiveness	—	1	—	1
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(209)	(204)	(420)	(427)
PROPERTY NET OPERATING INCOME	$41,779	38,170	82,938	75,910

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$14,533	9,118	24,463	17,490
Depreciation and amortization from continuing operations	17,984	17,154	36,126	34,322
Company's share of depreciation from unconsolidated investment	31	33	60	66
Depreciation and amortization from noncontrolling interest	(52)	(51)	(102)	(103)
Gain on sales of real estate investments	(2,903)	—	(2,903)	(95)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,593	26,254	57,644	51,680
Net income attributable to common stockholders per diluted share	$0.45	0.29	0.76	0.56
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.92	0.84	1.79	1.66
Diluted shares for earnings per share and funds from operations	32,139	31,244	32,121	31,063

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the second quarter of 2015 was $.92 per share compared with $.84 per share for the same period of 2014, an increase of 9.5%. For the six months ended June 30, 2015, FFO was $1.79 per share compared with $1.66 per share for the same period of 2014, an increase of 7.8%.

•
For the three months ended June 30, 2015, PNOI increased by $3,609,000, or 9.5%, compared to the same period in 2014. PNOI increased $1,729,000 from newly developed properties, $1,505,000 from same property operations and $751,000 from 2014 acquisitions; PNOI decreased $387,000 from properties sold in 2014 and 2015.

For the six months ended June 30, 2015, PNOI increased by $7,028,000, or 9.3%, compared to the same period in 2014. PNOI increased $3,454,000 from newly developed properties, $2,575,000 from same property operations and $1,719,000 from 2014 acquisitions; PNOI decreased $729,000 from properties sold in 2014 and 2015.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 4.0% for the three months ended June 30, 2015, and increased 3.5% for the six months compared to the same periods in 2014.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended June 30, 2015, was 96.1% compared to 95.4% for the same period of 2014. Same property average occupancy for the six months ended June 30, 2015, was 96.1% compared to 95.1% for the same period of 2014

•
The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.38 per square foot for the three months ended June 30, 2015, compared to $5.16 per square foot for the same period of 2014. The same property average rental rate was $5.36 per square foot for the six months ended June 30, 2015, compared to $5.15 per square foot for the same period of 2014.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2015, was 96.2%.  Quarter-end occupancy ranged from 95.0% to 96.3% over the period from June 30, 2014 to March 31, 2015.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.9% of total square footage) averaged 10.5% for the second quarter of 2015. For the six months ended June 30, 2015, rental rate increases on new and renewal leases (12.2% of total square footage) averaged 10.8%.

•
Lease termination fee income for the three and six months ended June 30, 2015 was $20,000 and $81,000, respectively, compared to $19,000 and $138,000 for the same periods of 2014. The Company recorded net bad debt recoveries of $17,000 for the three months ended June 30, 2015 and recorded bad debt expense of $338,000 for the six months ended June 30, 2015. The Company recorded net bad debt recoveries of $20,000 and $7,000 for the three and six months ended June 30, 2014, respectively.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,603,483,000 at June 30, 2015, an increase of $27,659,000 from December 31, 2014.  Liabilities increased $36,852,000 to $1,037,061,000, and equity decreased $9,193,000 to $566,422,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $37,988,000 during the six months ended June 30, 2015, primarily due to capital improvements at the Company’s properties and the transfer of five properties from Development, as detailed under Development below.  These increases were partially offset by the sale of the Ambassador Row Warehouse (185,000 square feet) in Dallas and 1.5 acres of land in New Orleans for $5,420,000.

During the six months ended June 30, 2015, the Company made capital improvements of $12,683,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $2,052,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at June 30, 2015 consisted of properties in lease-up and under construction of $113,259,000 and prospective development (primarily land) of $84,884,000.  The Company’s total investment in development at June 30, 2015 was $198,143,000 compared to $179,973,000 at December 31, 2014.  Total capital invested for development during the first six months of 2015 was $48,226,000, which primarily consisted of costs of $45,990,000 as detailed in the development activity table below and costs of $2,052,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,115,000 and $2,042,000 for the three and six months ended June 30, 2015, respectively, compared to $1,033,000 and $2,180,000 in the same periods of 2014.

The Company transferred five development properties to Real Estate Properties during the first six months of 2015 with a total investment of $28,128,000 as of the date of transfer.

		Costs Incurred
DEVELOPMENT		Costs Transferred in 2015 (1)	For the Six Months Ended 6/30/2015		Cumulative as of 6/30/2015	Estimated Total Costs	Anticipated Building Conversion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
World Houston 41, Houston, TX	104,000	$—	923		6,269	7,400	08/15
Horizon II, Orlando, FL	123,000	—	207		7,867	8,600	09/15
West Road I, Houston, TX	63,000	—	368		4,645	5,100	09/15
Sky Harbor 6, Phoenix, AZ	31,000	—	1,037		2,657	3,100	10/15
Ten West Crossing 6, Houston, TX	64,000	—	212		4,454	4,800	10/15
Kyrene 202 I, Phoenix, AZ	75,000	—	123		6,062	6,900	11/15
Rampart IV, Denver, CO	84,000	—	495		7,442	8,600	11/15
Alamo Ridge I, San Antonio, TX	96,000	—	1,356		6,831	7,300	02/16
Alamo Ridge II, San Antonio, TX	62,000	—	374		3,740	3,900	02/16
Steele Creek IV, Charlotte, NC	57,000	—	311		3,771	4,300	02/16
West Road III, Houston, TX	78,000	—	694		4,559	5,000	03/16
Ten West Crossing 7, Houston, TX	68,000	—	657		3,827	4,900	04/16
Thousand Oaks 4, San Antonio, TX	66,000	—	1,470		4,413	5,100	04/16
Madison II & III, Tampa, FL	127,000	—	3,165		6,845	8,000	05/16
Total Lease-Up	1,098,000	—	11,392		73,382	83,000
UNDER CONSTRUCTION
World Houston 42, Houston, TX	94,000	1,289	3,642		4,931	5,700	07/15
Oak Creek VIII, Tampa, FL	108,000	2,255	294		2,549	7,500	01/16
Horizon IV, Orlando, FL	123,000	2,616	1,444		4,060	10,200	02/16
Kyrene 202 VI, Phoenix, AZ	123,000	1,515	3,977		5,492	9,500	08/16
ParkView 1-3, Dallas, TX	276,000	—	9,167		13,243	19,600	08/16
West Road IV, Houston, TX	65,000	1,292	2,711		4,003	5,400	08/16
Horizon III, Orlando, FL	109,000	2,399	965		3,364	7,800	01/17
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	1,880	355		2,235	13,500	02/17
Total Under Construction	1,099,000	13,246	22,555		39,877	79,200
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	226,000	(1,515)	1,710		3,658	19,700
Tucson, AZ	70,000	—	—		417	5,300
Fort Myers, FL	663,000	—	—		17,858	50,000
Orlando, FL	912,000	(5,015)	625		19,461	64,600
Tampa, FL	291,000	(2,255)	352		4,281	18,200
Jackson, MS	28,000	—	—		706	2,000
Charlotte, NC	384,000	—	277		5,260	26,800
Dallas, TX	519,000	—	5,982		7,631	34,400
El Paso, TX	251,000	—	—		2,444	11,300
Houston, TX	1,203,000	(2,581)	(1,431)	(2)	17,698	81,100
San Antonio, TX	611,000	(1,880)	4,528		5,470	40,300
Total Prospective Development	5,158,000	(13,246)	12,043		84,884	353,700
	7,355,000	$—	45,990		198,143	515,900
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2015	Building Size (Square feet)						Building Conversion Date
Horizon I, Orlando, FL	109,000	$—	(16)		7,096		02/15
Kyrene 202 II, Phoenix, AZ	45,000	—	61		3,470		02/15
Steele Creek II, Charlotte, NC	71,000	—	22		4,945		03/15
Steele Creek III, Charlotte, NC	108,000	—	(179)		7,141		02/15
World Houston 39, Houston, TX	94,000	—	420		5,476		06/15
Total Transferred to Real Estate Properties	427,000	$—	308		28,128	(3)
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents year-to-date costs incurred for Houston development land, net of development infrastructure cost reimbursements.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $26,810,000 during the first six months of 2015 due primarily to depreciation expense, offset by the sale of one operating property during the period.

Other Assets
Other Assets decreased $1,897,000 during the first six months of 2015.  A summary of Other Assets follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$56,784	56,171
Accumulated amortization of leasing costs	(22,486)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	34,298	33,220

Straight-line rents receivable	25,647	25,013
Allowance for doubtful accounts on straight-line rents receivable	(272)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	25,375	24,911

Accounts receivable	2,820	4,459
Allowance for doubtful accounts on accounts receivable	(310)	(379)
Accounts receivable, net of allowance for doubtful accounts	2,510	4,080

Acquired in-place lease intangibles	18,322	20,118
Accumulated amortization of acquired in-place lease intangibles	(8,734)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	9,588	11,773

Acquired above market lease intangibles	1,444	1,575
Accumulated amortization of acquired above market lease intangibles	(686)	(699)
Acquired above market lease intangibles, net of accumulated amortization	758	876

Loan costs	8,140	8,166
Accumulated amortization of loan costs	(4,474)	(4,454)
Loan costs, net of accumulated amortization	3,666	3,712

Mortgage loans receivable	4,934	4,991
Interest rate swap assets	1,585	812
Escrow deposits for 1031 exchange	—	698
Receivable for development infrastructure cost reimbursements	2,020	—
Goodwill	990	990
Prepaid expenses and other assets	5,888	7,446
Total Other Assets	$91,612	93,509

Liabilities
Secured Debt decreased $68,062,000 during the six months ended June 30, 2015.  The decrease resulted from the repayment of one mortgage loan with a balance of $57,450,000, regularly scheduled principal payments of $10,592,000 and mortgage loan premium amortization of $20,000.

Unsecured Debt increased $75,000,000 during the six months ended June 30, 2015 as a result of the closing of a $75 million unsecured term loan in March 2015.

Unsecured Bank Credit Facilities increased $33,927,000 during the six months ended June 30, 2015; the Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses decreased $4,273,000 during the first six months of 2015.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Property taxes payable	$15,688	15,216
Development costs payable	7,773	7,920
Interest payable	3,192	3,500
Dividends payable on unvested restricted stock	1,845	2,096
Other payables and accrued expenses	6,668	10,707
Total Accounts Payable and Accrued Expenses	$35,166	39,439

Other Liabilities increased $260,000 during the six months ended June 30, 2015.  A summary of the Company’s Other Liabilities follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Security deposits	$13,072	12,803
Prepaid rent and other deferred income	9,028	8,971

Acquired below-market lease intangibles	3,371	3,657
Accumulated amortization of below-market lease intangibles	(1,444)	(1,380)
Acquired below-market lease intangibles, net of accumulated amortization	1,927	2,277

Interest rate swap liabilities	3,479	3,314
Prepaid tenant improvement reimbursements	31	212
Other liabilities	316	16
Total Other Liabilities	$27,853	27,593

Equity
Additional Paid-In Capital increased $2,846,000 during the six months ended June 30, 2015.  The increase primarily resulted from stock-based compensation as discussed in Note 15 in the Notes to Consolidated Financial Statements.

For the six months ended June 30, 2015, Distributions in Excess of Earnings increased $12,540,000 as a result of dividends on common stock of $37,003,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $24,463,000.

Accumulated Other Comprehensive Loss decreased $587,000 during the six months ended June 30, 2015. The decrease resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2015, was $14,533,000 ($.45 per basic and diluted share) and $24,463,000 ($.76 per basic and diluted share), respectively, compared to $9,118,000 ($.29 per basic and diluted share) and $17,490,000 ($.56 per basic and diluted share) for the same periods in 2014.

PNOI for the three months ended June 30, 2015, increased by $3,609,000, or 9.5%, compared to the same period in 2014. PNOI increased $1,729,000 from newly developed properties, $1,505,000 from same property operations and $751,000 from 2014 acquisitions; PNOI decreased $387,000 from properties sold in 2014 and 2015. Lease termination fee income was $20,000 and $19,000 for the three months ended June 30, 2015 and 2014, respectively. The Company recorded net bad debt recoveries of $17,000 and $20,000 during the three months ended June 30, 2015 and 2014, respectively. Straight-lining of rent increased Income from real estate operations by $207,000 and $347,000 for the three months ended June 30, 2015 and 2014, respectively.

PNOI for the six months ended June 30, 2015, increased by $7,028,000, or 9.3%, compared to the same period in 2014. PNOI increased $3,454,000 from newly developed properties, $2,575,000 from same property operations and $1,719,000 from 2014 acquisitions; PNOI decreased $729,000 from properties sold in 2014 and 2015. Lease termination fee income was $81,000 and $138,000 for the six months ended June 30, 2015 and 2014, respectively. The Company recorded bad debt expense of $338,000 and net bad debt recoveries of $7,000 during the six months ended June 30, 2015 and 2014, respectively. Straight-lining of rent increased Income from real estate operations by $532,000 and $1,048,000 for the six months ended June 30, 2015 and 2014, respectively.

EastGroup signed 47 leases with free rent concessions on 1,327,000 square feet during the three months ended June 30, 2015, with total free rent concessions of $1,492,000 over the lives of the leases. During the same period of 2014, the Company signed 40 leases with free rent concessions on 850,000 square feet with total free rent concessions of $838,000 over the lives of the leases.

During the six months ended June 30, 2015, EastGroup signed 81 leases with free rent concessions on 2,035,000 square feet with total free rent concessions of $2,196,000 over the lives of the leases. During the same period of 2014, the Company signed 79 leases with free rent concessions on 1,686,000 square feet with total free rent concessions of $2,096,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 27.8% and 28.1% for the three and six months ended June 30, 2015, respectively, compared to 29.0% and 28.7% for the same periods in 2014.  The Company’s percentage of leased square footage was 97.1% at June 30, 2015, compared to 95.7% at June 30, 2014.  Occupancy at June 30, 2015 was 96.2% compared to 95.0% at June 30, 2014.

Interest Expense decreased $415,000 and $596,000 for the three and six months ended June 30, 2015, compared to the same periods in 2014. The following table presents the components of Interest Expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$511	497	14	983	942	41
Amortization of loan costs - unsecured bank credit facilities	103	103	—	206	206	—
Total variable rate interest expense	614	600	14	1,189	1,148	41
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	5,204	6,640	(1,436)	11,044	13,355	(2,311)
Unsecured debt interest (1) (excluding loan cost amortization)	3,777	2,684	1,093	7,124	5,316	1,808
Amortization of loan costs - secured debt	102	133	(31)	223	267	(44)
Amortization of loan costs - unsecured debt	101	67	34	202	134	68
Total fixed rate interest expense	9,184	9,524	(340)	18,593	19,072	(479)
Total interest	9,798	10,124	(326)	19,782	20,220	(438)
Less capitalized interest	(1,315)	(1,226)	(89)	(2,494)	(2,336)	(158)
TOTAL INTEREST EXPENSE	$8,483	8,898	(415)	17,288	17,884	(596)

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $14,000 and $41,000 for the three and six months ended June 30, 2015, as compared to the same periods in 2014 primarily due to increases in the Company's average unsecured bank credit facilities borrowings as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$109,502	107,591	1,911	104,916	100,320	4,596
Weighted average variable interest rates (excluding loan cost amortization)	1.87%	1.85%		1.89%	1.89%

The Company's fixed rate interest expense decreased by $340,000 and $479,000 for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decreases were primarily due to decreases in secured debt interest, offset by increases in unsecured debt interest resulting from the Company's debt activity described below.

The decrease in secured debt interest resulted from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $10,592,000 during the six months ended June 30, 2015. During the year ended December 31, 2014, regularly scheduled principal payments on secured debt were $22,269,000. The details of the secured debt repaid in 2014 and 2015 are shown in the following table:

SECURED DEBT REPAID IN 2014 AND 2015	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Kyrene Distribution Center	9.00%	06/30/2014	$11
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	07/10/2014	26,565
Weighted Average/Total Amount for 2014	5.68%		$26,576
Beltway II, III & IV, Commerce Park 1, Eastlake, Fairgrounds I-IV, Nations Ford I-IV, Techway Southwest III, Wetmore I-IV and World Houston 15 & 22	5.50%	03/06/2015	$57,450

During the first six months of 2015, EastGroup did not obtain any new secured debt; in 2014, the Company assumed the secured debt detailed in the following table:

NEW SECURED DEBT IN 2014	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
Ramona Distribution Center (1)	3.85%	12/19/14	11/30/2026	$2,847

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

The decrease in secured debt interest was partially offset by increases in unsecured debt interest resulting from the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2014 and 2015 are shown in the following table:

NEW UNSECURED DEBT IN 2014 and 2015	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$75 Million Unsecured Term Loan (1)	2.846%	07/31/2014	07/31/2019	$75,000
$75 Million Unsecured Term Loan (2)	3.031%	03/02/2015	02/28/2022	75,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of June 30, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of June 30, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $89,000 and $158,000 for the three and six months ended June 30, 2015, as compared to the same periods of 2014.

Depreciation and Amortization expense from continuing operations increased $830,000 and $1,804,000 for the three and six months ended June 30, 2015, as compared to the same periods in 2014 primarily due to the operating properties acquired by the Company in 2014 and the properties transferred from Development in 2014 and 2015.

General and Administrative expense increased $854,000 and $1,944,000 for the three and six months ended June 30, 2015, as compared to the same periods in 2014 primarily due to accelerated restricted stock vesting for the Company's retiring Chief Executive Officer (CEO), various costs associated with the CEO succession, and increased general compensation expense.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three and six months ended June 30, 2015 and 2014 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2015	2014	2015	2014
		(In thousands)
Upgrade on Acquisitions	40 yrs	$3	28	3	54
Tenant Improvements:
New Tenants	Lease Life	1,984	2,345	3,810	3,974
New Tenants (first generation) (1)	Lease Life	48	1	49	1
Renewal Tenants	Lease Life	597	218	997	1,253
Other:
Building Improvements	5-40 yrs	1,190	730	1,997	1,384
Roofs	5-15 yrs	5,153	1,548	5,252	2,150
Parking Lots	3-5 yrs	49	63	191	217
Other	5 yrs	232	90	384	120
Total Capital Expenditures		$9,256	5,023	12,683	9,153

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2015 and 2014 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2015	2014	2015	2014
		(In thousands)
Development	Lease Life	$916	660	1,703	1,099
New Tenants	Lease Life	947	925	1,860	1,632
New Tenants (first generation) (1)	Lease Life	—	—	(27)	—
Renewal Tenants	Lease Life	774	727	2,009	2,097
Total Capitalized Leasing Costs		$2,637	2,312	5,545	4,828
Amortization of Leasing Costs		$2,223	1,939	4,383	3,922

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

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

EastGroup sold one operating property, the last of its three Ambassador Row Warehouses, during the first six months of 2015. During 2014, the Company sold the following operating properties: Northpoint Commerce Center in Oklahoma City, Tampa West Distribution Center VI in Tampa, Clay Campbell Distribution Center and Kirby Business Center in Houston, and two of its three Ambassador Row Warehouses in Dallas. The results of operations and gains on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on Sales of Real Estate Investments. See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $59,662,000 for the six months ended June 30, 2015.  The primary other sources of cash were from borrowings on unsecured bank credit facilities and proceeds from unsecured debt.  The Company distributed $37,254,000 in common stock dividends during the six months ended June 30, 2015.  Other primary uses of cash were for repayments on unsecured bank credit facilities, secured debt repayments, the construction and development of properties and capital improvements at various properties.

Total debt at June 30, 2015 and December 31, 2014 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(In thousands)
Secured debt	$385,714	453,776
Unsecured debt	455,000	380,000
Unsecured bank credit facilities	133,328	99,401
Total debt	$974,042	933,177

EastGroup currently has a $225 million unsecured revolving credit facility with a group of nine banks that matures in January 2017. The credit facility contains options for a one-year extension (at the Company's election) and a $100 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2015, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2015, the weighted average interest rate was 1.362% on a balance of $120,000,000. The Company has negotiated terms to amend the credit facility and expects to close on the amended agreement by the end of July

2015. The amended agreement expands the current facility to $300 million, reduces the margin over LIBOR to 100 basis points and the annual facility fee to 20 basis points, and extends the maturity date to four years from closing. The amended $300 million agreement contains an option for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by both parties). The transaction is expected to close by the end of July 2015, subject to due diligence and completion of final documentation.

The Company also currently has a $25 million unsecured revolving credit facility with PNC Bank, N.A. that matures in January 2017. This credit facility automatically extends for one year if the extension option in the $225 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of June 30, 2015, was LIBOR plus 117.5 basis points with an annual facility fee of 22.5 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2015, the interest rate was 1.362% on a balance of $13,328,000. The Company has negotiated terms to amend the credit facility and expects to close on the amended agreement by the end of July 2015. The amended agreement expands the current facility to $35 million, reduces the margin over LIBOR to 100 basis points and the annual facility fee to 20 basis points, and extends the maturity date to four years from closing. The $35 million agreement contains a provision that the credit facility would automatically be extended for one year if the extension option in the $300 million facility is exercised. The transaction is expected to close by the end of July 2015, subject to due diligence and completion of final documentation.

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

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During the six months ended June 30, 2015, the Company issued and sold 1,688 shares of common stock under its continuous equity program at an average price of $63.98 per share with gross proceeds to the Company of $108,000. The Company incurred offering-related costs of $56,000 during the six months, resulting in net proceeds to the Company of $52,000. As of July 20, 2015, the Company has 8,751,912 shares of common stock remaining to sell under the program.

Subsequent to quarter end, EastGroup entered into an agreement in principle with two insurance companies under which the Company plans to issue $75 million of senior unsecured private placement notes which are expected to close in October. The 10-year notes will have a weighted average interest rate of 3.98% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The transaction is expected to close in October 2015, and the issuance of the notes in this private placement is subject to due diligence and completion of final documentation.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2014, did not materially change during the six months ended June 30, 2015, except for the increases in Unsecured Bank Credit Facilities and Unsecured Debt and the decrease in Secured Debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2015.

	July – December 2015	2016	2017		2018	2019	Thereafter	Total	Fair Value
Secured debt (in thousands)	$34,312	92,808	58,239		11,316	55,568	133,471	385,714	405,240	(1)
Weighted average interest rate	5.10%	5.79%	5.50%		5.21%	7.01%	4.42%	5.37%
Unsecured debt (in thousands)	$—	—	—		130,000	75,000	250,000	455,000	428,493	(1)
Weighted average interest rate	—	—	—		3.21%	2.85%	3.56%	3.34%
Unsecured bank credit facilities (in thousands)	$—	—	133,328	(2)	—	—	—	133,328	133,688	(3)
Weighted average interest rate	—	—	1.36%	(4)	—	—	—	1.36%

(1)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in January 2017 and is comprised of two unsecured bank credit facilities with balances of $120,000,000 on the $225 million unsecured bank credit facility and $13,328,000 on the $25 million unsecured bank credit facility as of June 30, 2015. See Liquidity and Capital Resources for a discussion of amended credit facility agreements the Company expects to close in July 2015.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of June 30, 2015.

As the table above incorporates only those exposures that existed as of June 30, 2015, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities as shown above changes by 10% or approximately 14 basis points, interest expense and cash flows would increase or decrease by approximately $181,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  July 20, 2015

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary