Form 10-Q
period 2015-09-30
EASTGROUP PROPERTIES INC
filed 2015-10-19
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2015                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 16, 2015 was 32,420,315.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate properties	$1,960,171	1,894,973
Development	204,981	179,973
	2,165,152	2,074,946
Less accumulated depreciation	(642,142)	(600,526)
	1,523,010	1,474,420
Unconsolidated investment	7,947	7,884
Cash	342	11
Other assets	88,609	93,509
TOTAL ASSETS	$1,619,908	1,575,824

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$380,715	453,776
Unsecured debt	455,000	380,000
Unsecured bank credit facilities	143,146	99,401
Accounts payable and accrued expenses	47,872	39,439
Other liabilities	31,310	27,593
Total Liabilities	1,058,043	1,000,209

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,420,315 shares issued and outstanding at September 30, 2015 and 32,232,587 at December 31, 2014	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	885,285	874,335
Distributions in excess of earnings	(320,876)	(300,852)
Accumulated other comprehensive loss	(6,910)	(2,357)
Total Stockholders’ Equity	557,502	571,129
Noncontrolling interest in joint ventures	4,363	4,486
Total Equity	561,865	575,615
TOTAL LIABILITIES AND EQUITY	$1,619,908	1,575,824

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Income from real estate operations	$58,520	55,896	173,922	162,474
Other income	33	61	67	114
	58,553	55,957	173,989	162,588
EXPENSES
Expenses from real estate operations	16,795	15,899	49,255	46,536
Depreciation and amortization	18,232	17,779	54,358	52,101
General and administrative	3,179	3,373	11,529	9,779
Acquisition costs	—	—	—	160
	38,206	37,051	115,142	108,576
OPERATING INCOME	20,347	18,906	58,847	54,012
OTHER INCOME (EXPENSE)
Interest expense	(8,492)	(8,781)	(25,780)	(26,665)
Gain on sales of real estate investments	—	7,417	2,903	7,512
Other	242	319	851	758
NET INCOME	12,097	17,861	36,821	35,617
Net income attributable to noncontrolling interest in joint ventures	(129)	(132)	(390)	(398)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	11,968	17,729	36,431	35,219
Other comprehensive income (loss) - cash flow hedges	(5,140)	1,063	(4,553)	(1,714)
TOTAL COMPREHENSIVE INCOME	$6,828	18,792	31,878	33,505
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.37	0.56	1.14	1.13
Weighted average shares outstanding	32,126	31,515	32,068	31,156
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.37	0.56	1.13	1.13
Weighted average shares outstanding	32,248	31,644	32,160	31,256
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2014	$3	874,335	(300,852)	(2,357)	4,486	575,615
Net income	—	—	36,431	—	390	36,821
Net unrealized change in fair value of interest rate swaps	—	—	—	(4,553)	—	(4,553)
Common dividends declared – $1.74 per share	—	—	(56,455)	—	—	(56,455)
Stock-based compensation, net of forfeitures	—	6,565	—	—	—	6,565
Issuance of 106,751 shares of common stock, common stock offering, net of expenses	—	6,233	—	—	—	6,233
Issuance of 3,391 shares of common stock, dividend reinvestment plan	—	193	—	—	—	193
Withheld 32,409 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,041)	—	—	—	(2,041)
Distributions to noncontrolling interest	—	—	—	—	(513)	(513)
BALANCE, SEPTEMBER 30, 2015	$3	885,285	(320,876)	(6,910)	4,363	561,865

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$36,821	35,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,358	52,101
Stock-based compensation expense	5,185	4,005
Gain on sales of land and real estate investments	(3,026)	(7,610)
Changes in operating assets and liabilities:
Accrued income and other assets	3,559	2,373
Accounts payable, accrued expenses and prepaid rent	6,765	8,658
Other	(87)	(53)
NET CASH PROVIDED BY OPERATING ACTIVITIES	103,575	95,091
INVESTING ACTIVITIES
Real estate development	(75,768)	(80,748)
Purchases of real estate	—	(41,751)
Real estate improvements	(17,753)	(12,931)
Proceeds from sales of land and real estate investments	5,156	17,269
Repayments on mortgage loans receivable	87	118
Changes in accrued development costs	159	7,483
Changes in other assets and other liabilities	(6,333)	(15,705)
NET CASH USED IN INVESTING ACTIVITIES	(94,452)	(126,265)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	273,253	251,033
Repayments on unsecured bank credit facilities	(229,508)	(255,465)
Repayments on secured debt	(73,031)	(43,268)
Proceeds from unsecured debt	75,000	75,000
Debt issuance costs	(1,767)	(434)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(56,549)	(52,231)
Proceeds from common stock offerings	6,233	59,110
Proceeds from dividend reinvestment plan	189	154
Other	(2,612)	(2,410)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,792)	31,489
INCREASE IN CASH AND CASH EQUIVALENTS	331	315
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11	8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$342	323
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,903 and $3,682 for 2015 and 2014, respectively	$25,958	26,788

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At September 30, 2015 and December 31, 2014, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2015 and December 31, 2014, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $14,945,000 and $44,503,000 for the three and nine months ended September 30, 2015, respectively, and $14,504,000 and $42,571,000 for the same periods in 2014.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s real estate properties and development at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Real estate properties:
Land	$289,039	283,116
Buildings and building improvements	1,329,723	1,284,961
Tenant and other improvements	341,409	326,896
Development	204,981	179,973
	2,165,152	2,074,946
Less accumulated depreciation	(642,142)	(600,526)
	$1,523,010	1,474,420

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $944,000 and $3,129,000 for the three and nine months ended September 30, 2015, respectively, and $1,215,000 and $3,548,000 for the same periods in 2014. Amortization of above and below market leases increased rental income by $94,000 and $326,000 for the three and nine months ended September 30, 2015, respectively, and $119,000 and $295,000 for the same periods in 2014.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EastGroup did not acquire any operating properties during the nine months ended September 30, 2015. During 2014, the Company acquired Ridge Creek Distribution Center III in Charlotte, North Carolina; Colorado Crossing Distribution Center in Austin, Texas; and Ramona Distribution Center in Chino, California. The Company purchased these properties for a total cost of $51,652,000, of which $47,477,000 was allocated to Real estate properties. The Company allocated $10,822,000 of the total purchase price to land using third party land valuations for the Charlotte, Austin and Chino markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $5,074,000 to in-place lease intangibles, $4,000 to above market leases (both included in Other Assets on the Consolidated Balance Sheets), and $903,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The Company paid cash of $48,805,000 for the properties and intangibles acquired, assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value.

EastGroup did not have any acquisition-related costs for the three and nine months ended September 30, 2015. During the three months ended September 30, 2014, the Company did not recognize any acquisition-related costs; the Company expensed acquisition-related costs of $160,000 during the nine months ended September 30, 2014.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at September 30, 2015 and December 31, 2014.

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

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for gross proceeds of $170,000 and recognized a gain of $123,000. During the second quarter of 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5,250,000 and recognized a gain of $2,903,000.

During the year ended December 31, 2014, EastGroup sold five operating properties (442,000 square feet) for $21,381,000 and recognized gains of $9,188,000. In addition, the Company sold a small parcel of land in Orlando for $141,000 and recognized a gain of $98,000.

The results of operations and gains on sales for the properties sold or held for sale during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$57,711	56,171
Accumulated amortization of leasing costs	(23,375)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	34,336	33,220

Straight-line rents receivable	25,795	25,013
Allowance for doubtful accounts on straight-line rents receivable	(292)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	25,503	24,911

Accounts receivable	3,771	4,459
Allowance for doubtful accounts on accounts receivable	(349)	(379)
Accounts receivable, net of allowance for doubtful accounts	3,422	4,080

Acquired in-place lease intangibles	17,920	20,118
Accumulated amortization of acquired in-place lease intangibles	(9,276)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	8,644	11,773

Acquired above market lease intangibles	1,444	1,575
Accumulated amortization of acquired above market lease intangibles	(740)	(699)
Acquired above market lease intangibles, net of accumulated amortization	704	876

Loan costs	9,119	8,166
Accumulated amortization of loan costs	(4,655)	(4,454)
Loan costs, net of accumulated amortization	4,464	3,712

Mortgage loans receivable	4,904	4,991
Interest rate swap assets	—	812
Escrow deposits for 1031 exchange	—	698
Goodwill	990	990
Prepaid expenses and other assets	5,642	7,446
Total Other Assets	$88,609	93,509

(9)	DEBT

Secured Debt decreased $73,061,000 during the nine months ended September 30, 2015.  The decrease primarily resulted from the repayment of a mortgage loan with a balance of $57,450,000, regularly scheduled principal payments of $15,581,000 and mortgage loan premium amortization of $30,000.

Unsecured Debt increased $75,000,000 during the nine months ended September 30, 2015 as a result of the closing of a $75 million unsecured term loan in March 2015. The loan has a seven-year term and requires interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.031%. See note 13 for additional information on the Company's interest rate swaps.

Unsecured Bank Credit Facilities increased $43,745,000 during the nine months ended September 30, 2015. Until July 30, 2015, EastGroup had $225 million and $25 million unsecured bank credit facilities with margins over LIBOR of 117.5 basis points,

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

facility fees of 22.5 basis points and maturity dates of January 5, 2017. The Company closed on amended credit facilities on July 30, 2015. The amended agreements expand the facilities to $300 million and $35 million, reduce the current applicable margins to 100 basis points and the current applicable facility fees to 20 basis points, and extend the maturity dates to July 30, 2019. The amended $300 million agreement contains an option for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by both parties). The $35 million agreement contains a provision that the credit facility would automatically be extended for one year if the extension option in the $300 million facility is exercised.

Principal payments on long-term debt, including Secured Debt and Unsecured Debt (not including Unsecured Bank Credit Facilities), as of September 30, 2015 are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2015	$29,313
2016	92,807
2017	58,239
2018	141,316
2019	130,569
2020 and beyond	383,471

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Property taxes payable	$24,425	15,216
Development costs payable	8,079	7,920
Interest payable	2,337	3,500
Dividends payable on unvested restricted stock	2,002	2,096
Other payables and accrued expenses	11,029	10,707
Total Accounts Payable and Accrued Expenses	$47,872	39,439

(11)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Security deposits	$13,234	12,803
Prepaid rent and other deferred income	8,613	8,971

Acquired below-market lease intangibles	3,298	3,657
Accumulated amortization of below-market lease intangibles	(1,520)	(1,380)
Acquired below-market lease intangibles, net of accumulated amortization	1,778	2,277

Interest rate swap liabilities	7,029	3,314
Prepaid tenant improvement reimbursements	433	212
Other liabilities	223	16
Total Other Liabilities	$31,310	27,593

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(1,770)	(1,148)	(2,357)	1,629
Change in fair value of interest rate swaps	(5,140)	1,063	(4,553)	(1,714)
Balance at end of period	$(6,910)	(85)	(6,910)	(85)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company's objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 30, 2015, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. The Company executed an $80,000,000 interest rate swap associated with an $80,000,000 unsecured loan during the third quarter of 2012. During the third quarter of 2013, the Company entered into two forward starting interest rate swaps totaling $75,000,000 which are hedging an unsecured loan which closed in December 2013. During the third quarter of 2014, the Company executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. During the first quarter of 2015, EastGroup executed a $75,000,000 interest rate swap associated with a $75,000,000 unsecured loan. All of the aforementioned interest rate swaps convert the related loans' LIBOR rate components to fixed interest rates for the entire terms of the loans, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $3,828,000 will be reclassified from Other Comprehensive Income (Loss) as an increase to Interest Expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

estimate and is the result of recent developments in the marketplace. Management has assessed the impact of the change for all periods presented and has deemed the impact to be immaterial.

As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2015	Notional Amount as of December 31, 2014
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	—
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of September 30, 2015		Derivatives As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$—	Other Assets	$812
Interest rate swap liabilities	Other Liabilities	7,029	Other Liabilities	3,314

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$(6,261)	287	(7,723)	(3,635)
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	(1,121)	(776)	(3,170)	(1,921)

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

As of September 30, 2015, the Company had no derivatives in an asset position; the fair value of derivatives in a liability position related to the Company's derivative agreements was $7,029,000. If the Company breached any of the contractual provisions of the derivative contracts, it could be required to settle its obligation under the agreements at the swap termination value. As of September 30, 2015, the swap termination value of derivatives in a liability position was a liability in the amount of $7,149,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$11,968	17,729	36,431	35,219
Denominator – weighted average shares outstanding	32,126	31,515	32,068	31,156
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$11,968	17,729	36,431	35,219
Denominator:
Weighted average shares outstanding	32,126	31,515	32,068	31,156
Unvested restricted stock	122	129	92	100
Total Shares	32,248	31,644	32,160	31,256

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,855,000 and $6,035,000 for the three and nine months ended September 30, 2015, respectively, of which $410,000 and $1,231,000 were capitalized as part of the Company's development costs. For the three and nine months ended September 30, 2014, stock-based compensation cost for employees was $1,324,000 and $4,741,000, respectively, of which $267,000 and $1,099,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $133,000 and $381,000 for the three and nine months ended September 30, 2015, respectively, and $124,000 and $363,000 for the same periods of 2014.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Notwithstanding the foregoing, shares issued to the Company’s Chief Executive Officer, David H. Hoster II, will become fully vested on the date shares are determined and awarded and shares issued to the Company's Chief Financial Officer, N. Keith McKey, will become fully vested no later than April 6, 2016.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first nine months of 2015, the Company withheld 32,409 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first nine months of 2015 was $6,664,000.

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2015		September 30, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	261,010	$52.69	266,223	$49.81
Granted	—	—	100,622	61.07
Forfeited	—	—	—	—
Vested	—	—	(105,835)	53.40
Unvested at end of period	261,010	$52.69	261,010	$52.69

(16)	RISKS AND UNCERTAINTIES

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ended March 31, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds comments from the Securities and Exchange

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commission (SEC) addressing ASU 2015-03, as discussed above, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. EastGroup plans to adopt ASU 2015-15 in connection with its adoption of ASU 2015-03 effective January 1, 2016. The Company does not anticipate the adoption of ASU 2015-15 will have a material impact on the Company's financial condition or results of operations.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$342	342	11	11
Cash held in escrow for 1031 exchange	—	—	698	698
Mortgage loans receivable	4,904	4,973	4,991	5,055
Interest rate swap assets	—	—	812	812
Financial Liabilities:
Secured debt	380,715	402,425	453,776	478,659
Unsecured debt	455,000	430,709	380,000	364,295
Unsecured bank credit facilities	143,146	143,184	99,401	99,638
Interest rate swap liabilities	7,029	7,029	3,314	3,314
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

In October 2015, EastGroup issued $75 million of senior unsecured private placement notes with two insurance companies. The 10-year notes have a weighted average interest rate of 3.98% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

EastGroup is currently under contract to purchase 335,000 square feet of business distribution buildings in Austin, Texas, in two separate transactions for a total purchase price of approximately $31.6 million. The transactions are expected to close during the fourth quarter of 2015.

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

The Company believes its current operating cash flows and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain financing from financial institutions and insurance companies, as evidenced by the issuance of $75 million of senior unsecured private placement notes in October 2015. The continuous common equity program provided net proceeds to the Company of $6,233,000 in the first nine months of 2015. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the nine months ended September 30, 2015, leases expired on 5,254,000 square feet (15.5% of EastGroup’s total square footage of 33,962,000), and the Company was successful in renewing or re-leasing 89% of the expiring square feet.  In addition, EastGroup leased 1,183,000 square feet of other vacant space during this period.  During the first nine months of 2015, average rental rates on new and renewal leases increased by11.5%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 1.3% for the quarter ended September 30, 2015, as compared to the same quarter in 2014. For the nine months ended September 30, 2015, PNOI from same properties increased 2.5% as compared to the same period of 2014.

EastGroup’s total leased percentage was 96.6% at September 30, 2015, compared to 96.8% at September 30, 2014.  Leases scheduled to expire for the remainder of 2015 were 1.8% of the portfolio on a square foot basis at September 30, 2015, and this figure was reduced to 1.1% as of October 16, 2015.

The Company generates new sources of leasing revenue through its development and acquisition programs. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first nine months of 2015, the Company began construction of nine development projects containing 1,024,000 square feet in Orlando, Tampa, San Antonio, Houston, Phoenix and Charlotte.  EastGroup also transferred eight properties (748,000 square feet) in Orlando, Phoenix, Charlotte and Houston from its development program to real estate properties with costs of $47.0 million at the date of transfer.  As of September 30, 2015, EastGroup’s development program consisted of 21 projects (2,077,000 square feet) located in Houston, Dallas, San Antonio, Phoenix, Tampa, Orlando, Denver and Charlotte.  The projected total investment for the development projects, which were collectively 37% leased as of October 16, 2015, is $156.8 million, of which $41.7 million remained to be invested as of September 30, 2015.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2015, Moody's Investor Services affirmed the Company's issuer rating of Baa2 with a stable outlook. Also in March 2015, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to obtain primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income from real estate operations	$58,520	55,896	173,922	162,474
Expenses from real estate operations	(16,795)	(15,899)	(49,255)	(46,536)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(208)	(209)	(628)	(636)
PNOI from 50% owned unconsolidated investment	213	199	629	595
PROPERTY NET OPERATING INCOME	$41,730	39,987	124,668	115,897

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
NET INCOME	$12,097	17,861	36,821	35,617
Interest income	(65)	(127)	(195)	(379)
Gain on sales of real estate investments	—	(7,417)	(2,903)	(7,512)
Company's share of interest expense from unconsolidated investment	—	71	—	213
Company's share of depreciation from unconsolidated investment	31	34	91	100
Other income	(33)	(61)	(67)	(114)
Gain on sales of non-operating real estate	—	(98)	(123)	(98)
Depreciation and amortization	18,232	17,779	54,358	52,101
Interest expense	8,492	8,781	25,780	26,665
General and administrative expense	3,179	3,373	11,529	9,779
Acquisition costs	—	—	—	160
Interest rate swap ineffectiveness	5	—	5	1
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(208)	(209)	(628)	(636)
PROPERTY NET OPERATING INCOME	$41,730	39,987	124,668	115,897

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$11,968	17,729	36,431	35,219
Depreciation and amortization	18,232	17,779	54,358	52,101
Company's share of depreciation from unconsolidated investment	31	34	91	100
Depreciation and amortization from noncontrolling interest	(51)	(50)	(153)	(153)
Gain on sales of real estate investments	—	(7,417)	(2,903)	(7,512)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$30,180	28,075	87,824	79,755
Net income attributable to common stockholders per diluted share	$0.37	0.56	1.13	1.13
Funds from operations (FFO) attributable to common stockholders per diluted share	$0.94	0.89	2.73	2.55
Diluted shares for earnings per share and funds from operations	32,248	31,644	32,160	31,256

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2015 was $.94 per share compared with $.89 per share for the same period of 2014, an increase of 5.6%. For the nine months ended September 30, 2015, FFO was $2.73 per share compared with $2.55 per share for the same period of 2014, an increase of 7.1%.

•
For the three months ended September 30, 2015, PNOI increased by $1,743,000, or 4.4%, compared to the same period in 2014. PNOI increased $1,468,000 from newly developed properties, $493,000 from same property operations and $147,000 from 2014 acquisitions; PNOI decreased $377,000 from properties sold in 2014 and 2015.

For the nine months ended September 30, 2015, PNOI increased by $8,771,000, or 7.6%, compared to the same period in 2014. PNOI increased $5,015,000 from newly developed properties, $2,825,000 from same property operations and $2,016,000 from 2014 acquisitions; PNOI decreased $1,106,000 from properties sold in 2014 and 2015.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 1.3% for the three months ended September 30, 2015, and increased 2.5% for the nine months compared to the same periods in 2014.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended September 30, 2015, was 96.0% compared to 95.4% for the same period of 2014. Same property average occupancy for the nine months ended September 30, 2015, was 96.0% compared to 95.3% for the same period of 2014

•
The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.41 per square foot for the three months ended September 30, 2015, compared to $5.22 per square foot for the same period of 2014. The same property average rental rate was $5.37 per square foot for the nine months ended September 30, 2015, compared to $5.20 per square foot for the same period of 2014.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2015, was 95.8%.  Quarter-end occupancy ranged from 96.2% to 96.3% over the period from September 30, 2014 to June 30, 2015.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.1% of total square footage) averaged 12.7% for the third quarter of 2015. For the nine months ended September 30, 2015, rental rate increases on new and renewal leases (17.2% of total square footage) averaged 11.5%.

•
Lease termination fee income for the three and nine months ended September 30, 2015 was $130,000 and $211,000, respectively, compared to $634,000 and $772,000 for the same periods of 2014. The Company recorded bad debt expense of $324,000 and $662,000 for the three and nine months ended September 30, 2015. Net bad debt recoveries for the same periods in 2014 were $82,000 and $89,000, respectively.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,619,908,000 at September 30, 2015, an increase of $44,084,000 from December 31, 2014.  Liabilities increased $57,834,000 to $1,058,043,000, and equity decreased $13,750,000 to $561,865,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real Estate Properties increased $65,198,000 during the nine months ended September 30, 2015, primarily due to capital improvements at the Company’s properties and the transfer of eight properties from Development, as detailed under Development below.  These increases were partially offset by the sale of the Ambassador Row Warehouse (185,000 square feet) in Dallas and 1.5 acres of land in New Orleans for $5,420,000.

During the nine months ended September 30, 2015, the Company made capital improvements of $19,328,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $3,892,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at September 30, 2015 consisted of properties in lease-up and under construction of $115,103,000 and prospective development (primarily land) of $89,878,000.  The Company’s total investment in development at September 30, 2015 was $204,981,000 compared to $179,973,000 at December 31, 2014.  Total capital invested for development during the first nine months of 2015 was $75,768,000, which primarily consisted of costs of $67,123,000 and $4,876,000 as detailed in the development activity table below and costs of $3,892,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,223,000 and $3,265,000 for the three and nine months ended September 30, 2015, respectively, compared to $897,000 and $3,077,000 in the same periods of 2014.

The Company transferred eight development properties to Real Estate Properties during the first nine months of 2015 with a total investment of $46,991,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT		Costs Transferred in 2015 (1)	For the Nine Months Ended 9/30/2015	Cumulative as of 9/30/2015	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Sky Harbor 6, Phoenix, AZ	31,000	$—	1,352	2,972	3,100	10/15
Ten West Crossing 6, Houston, TX	64,000	—	470	4,712	5,100	10/15
Thousand Oaks 4, San Antonio, TX	66,000	—	1,576	4,519	5,600	10/15
West Road I, Houston, TX	63,000	—	662	4,939	5,100	10/15
Kyrene 202 I, Phoenix, AZ	75,000	—	186	6,125	6,900	11/15
Rampart IV, Denver, CO	84,000	—	1,182	8,129	9,300	11/15
Alamo Ridge I, San Antonio, TX	96,000	—	1,525	7,000	7,800	02/16
Alamo Ridge II, San Antonio, TX	62,000	—	489	3,855	4,200	02/16
Steele Creek IV, Charlotte, NC	57,000	—	1,003	4,463	4,700	02/16
West Road III, Houston, TX	78,000	—	811	4,676	5,000	03/16
Ten West Crossing 7, Houston, TX	68,000	—	749	3,919	4,900	04/16
Madison II & III, Tampa, FL	127,000	—	3,553	7,233	8,000	05/16
West Road IV, Houston, TX	65,000	1,292	3,120	4,412	5,400	08/16
Kyrene 202 VI, Phoenix, AZ	123,000	1,515	5,355	6,870	9,500	09/16
Total Lease-Up	1,059,000	2,807	22,033	73,824	84,600
UNDER CONSTRUCTION
Oak Creek VIII, Tampa, FL	108,000	2,255	2,755	5,010	7,500	01/16
Horizon IV, Orlando, FL	123,000	2,616	4,514	7,130	10,200	02/16
ParkView 1-3, Dallas, TX	276,000	—	12,762	16,838	19,600	10/16
Horizon III, Orlando, FL	109,000	2,399	3,032	5,431	7,800	01/17
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	1,880	1,502	3,382	13,500	02/17
Steele Creek VI, Charlotte, NC	137,000	1,273	421	1,694	7,600	03/17
Ten Sky Harbor, Phoenix, AZ	64,000	1,653	141	1,794	6,000	03/17
Total Under Construction	1,018,000	12,076	25,127	41,279	72,200
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	163,000	(3,168)	1,781	2,076
Tucson, AZ	70,000	—	—	417
Fort Myers, FL	663,000	—	—	17,858
Orlando, FL	912,000	(5,015)	1,021	19,857
Tampa, FL	291,000	(2,255)	634	4,563
Jackson, MS	28,000	—	—	706
Charlotte, NC	281,000	(1,273)	499	4,209
Dallas, TX	519,000	—	6,297	7,946
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,603,000	(2,581)	5,103	24,232
San Antonio, TX	611,000	(1,880)	4,628	5,570
Total Prospective Development	5,392,000	(16,172)	19,963	89,878
	7,469,000	$(1,289)	67,123	204,981
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2015	Building Size (Square feet)					Building Conversion Date
Horizon I, Orlando, FL	109,000	$—	(16)	7,096		02/15
Kyrene 202 II, Phoenix, AZ	45,000	—	61	3,470		02/15
Steele Creek II, Charlotte, NC	71,000	—	22	4,945		03/15
Steele Creek III, Charlotte, NC	108,000	—	(179)	7,141		02/15
World Houston 39, Houston, TX	94,000	—	420	5,476		06/15
Horizon II, Orlando, FL	123,000	—	232	7,892		09/15
World Houston 41, Houston, TX	104,000	—	603	5,949		08/15
World Houston 42, Houston, TX	94,000	1,289	3,733	5,022		07/15
Total Transferred to Real Estate Properties	748,000	$1,289	4,876	46,991	(2)
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $41,616,000 during the first nine months of 2015 due primarily to depreciation expense, offset by the sale of one operating property during the period.

Other Assets
Other Assets decreased $4,900,000 during the first nine months of 2015.  A summary of Other Assets follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$57,711	56,171
Accumulated amortization of leasing costs	(23,375)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	34,336	33,220

Straight-line rents receivable	25,795	25,013
Allowance for doubtful accounts on straight-line rents receivable	(292)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	25,503	24,911

Accounts receivable	3,771	4,459
Allowance for doubtful accounts on accounts receivable	(349)	(379)
Accounts receivable, net of allowance for doubtful accounts	3,422	4,080

Acquired in-place lease intangibles	17,920	20,118
Accumulated amortization of acquired in-place lease intangibles	(9,276)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	8,644	11,773

Acquired above market lease intangibles	1,444	1,575
Accumulated amortization of acquired above market lease intangibles	(740)	(699)
Acquired above market lease intangibles, net of accumulated amortization	704	876

Loan costs	9,119	8,166
Accumulated amortization of loan costs	(4,655)	(4,454)
Loan costs, net of accumulated amortization	4,464	3,712

Mortgage loans receivable	4,904	4,991
Interest rate swap assets	—	812
Escrow deposits for 1031 exchange	—	698
Goodwill	990	990
Prepaid expenses and other assets	5,642	7,446
Total Other Assets	$88,609	93,509

Liabilities
Secured Debt decreased $73,061,000 during the nine months ended September 30, 2015.  The decrease resulted from the repayment of one mortgage loan with a balance of $57,450,000, regularly scheduled principal payments of $15,581,000 and mortgage loan premium amortization of $30,000.

Unsecured Debt increased $75,000,000 during the nine months ended September 30, 2015 as a result of the closing of a $75 million unsecured term loan in March 2015.

Unsecured Bank Credit Facilities increased $43,745,000 during the nine months ended September 30, 2015; the Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $8,433,000 during the first nine months of 2015.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Property taxes payable	$24,425	15,216
Development costs payable	8,079	7,920
Interest payable	2,337	3,500
Dividends payable on unvested restricted stock	2,002	2,096
Other payables and accrued expenses	11,029	10,707
Total Accounts Payable and Accrued Expenses	$47,872	39,439

Other Liabilities increased $3,717,000 during the nine months ended September 30, 2015.  A summary of the Company’s Other Liabilities follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Security deposits	$13,234	12,803
Prepaid rent and other deferred income	8,613	8,971

Acquired below-market lease intangibles	3,298	3,657
Accumulated amortization of below-market lease intangibles	(1,520)	(1,380)
Acquired below-market lease intangibles, net of accumulated amortization	1,778	2,277

Interest rate swap liabilities	7,029	3,314
Prepaid tenant improvement reimbursements	433	212
Other liabilities	223	16
Total Other Liabilities	$31,310	27,593

Equity
Additional Paid-In Capital increased $10,950,000 during the nine months ended September 30, 2015.  The increase primarily resulted from stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements) and the issuance of 106,751 shares of common stock under the Company's continuous equity program (as discussed in Liquidity and Capital Resources).

For the nine months ended September 30, 2015, Distributions in Excess of Earnings increased $20,024,000 as a result of dividends on common stock of $56,455,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $36,431,000.

Accumulated Other Comprehensive Loss increased $4,553,000 during the nine months ended September 30, 2015. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2015, was $11,968,000 ($.37 per basic and diluted share) and $36,431,000 ($1.14 per basic share and $1.13 per diluted share), respectively, compared to $17,729,000 ($.56 per basic and diluted share) and $35,219,000 ($1.13 per basic and diluted share) for the same periods in 2014.

PNOI for the three months ended September 30, 2015, increased by $1,743,000, or 4.4%, compared to the same period in 2014. PNOI increased $1,468,000 from newly developed properties, $493,000 from same property operations and $147,000 from 2014 acquisitions; PNOI decreased $377,000 from properties sold in 2014 and 2015. Lease termination fee income was $130,000 and $634,000 for the three months ended September 30, 2015 and 2014, respectively. The Company recorded bad debt expense of $324,000 and net bad debt recoveries of $82,000 during the three months ended September 30, 2015 and 2014, respectively. Straight-lining of rent increased Income from real estate operations by $140,000 and $372,000 for the three months ended September 30, 2015 and 2014, respectively.

PNOI for the nine months ended September 30, 2015, increased by $8,771,000, or 7.6%, compared to the same period in 2014. PNOI increased $5,015,000 from newly developed properties, $2,825,000 from same property operations and $2,016,000 from 2014 acquisitions; PNOI decreased $1,106,000 from properties sold in 2014 and 2015. Lease termination fee income was $211,000 and $772,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company recorded bad debt expense of $662,000 and net bad debt recoveries of $89,000 during the nine months ended September 30, 2015 and 2014, respectively. Straight-lining of rent increased Income from real estate operations by $672,000 and $1,420,000 for the nine months ended September 30, 2015 and 2014, respectively.

EastGroup signed 44 leases with free rent concessions on 679,000 square feet during the three months ended September 30, 2015, with total free rent concessions of $678,000 over the lives of the leases. During the same period of 2014, the Company signed 40 leases with free rent concessions on 884,000 square feet with total free rent concessions of $1,017,000 over the lives of the leases.

During the nine months ended September 30, 2015, EastGroup signed 125 leases with free rent concessions on 2,714,000 square feet with total free rent concessions of $2,874,000 over the lives of the leases. During the same period of 2014, the Company signed 119 leases with free rent concessions on 2,570,000 square feet with total free rent concessions of $3,113,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.7% and 28.3% for the three and nine months ended September 30, 2015, respectively, compared to 28.4% and 28.6% for the same periods in 2014.  The Company’s percentage of leased square footage was 96.6% at September 30, 2015, compared to 96.8% at September 30, 2014.  Occupancy at September 30, 2015 was 95.8% compared to 96.2% at September 30, 2014.

Interest Expense decreased $289,000 and $885,000 for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The following table presents the components of Interest Expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$548	496	52	1,531	1,438	93
Amortization of loan costs - unsecured bank credit facilities	174	103	71	380	309	71
Total variable rate interest expense	722	599	123	1,911	1,747	164
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	5,135	6,229	(1,094)	16,179	19,584	(3,405)
Unsecured debt interest (1) (excluding loan cost amortization)	3,834	3,086	748	10,958	8,402	2,556
Amortization of loan costs - secured debt	102	132	(30)	325	399	(74)
Amortization of loan costs - unsecured debt	108	81	27	310	215	95
Total fixed rate interest expense	9,179	9,528	(349)	27,772	28,600	(828)
Total interest	9,901	10,127	(226)	29,683	30,347	(664)
Less capitalized interest	(1,409)	(1,346)	(63)	(3,903)	(3,682)	(221)
TOTAL INTEREST EXPENSE	$8,492	8,781	(289)	25,780	26,665	(885)

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $123,000 and $164,000 for the three and nine months ended September 30, 2015, as compared to the same periods in 2014 primarily due to increases in the Company's average unsecured bank credit facilities borrowings as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$122,908	105,484	17,424	110,980	102,060	8,920
Weighted average variable interest rates (excluding loan cost amortization)	1.77%	1.86%		1.85%	1.88%

The Company's fixed rate interest expense decreased by $349,000 and $828,000 for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases were primarily due to decreases in secured debt interest, partially offset by increases in unsecured debt interest resulting from the Company's debt activity described below.

The decrease in secured debt interest resulted from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $15,581,000 during the nine months ended September 30, 2015. During the year ended December 31, 2014, regularly scheduled principal payments on secured debt were $22,269,000. The details of the secured debt repaid in 2014 and 2015 are shown in the following table:

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

During the first nine months of 2015, EastGroup did not obtain any new secured debt; in 2014, the Company assumed the secured debt detailed in the following table:

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

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of September 30, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of September 30, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $63,000 and $221,000 for the three and nine months ended September 30, 2015, as compared to the same periods of 2014.

Depreciation and Amortization expense increased $453,000 and $2,257,000 for the three and nine months ended September 30, 2015, as compared to the same periods in 2014 primarily due to the operating properties acquired by the Company in 2014 and the properties transferred from Development in 2014 and 2015.

General and Administrative expense decreased $194,000 for the three months and increased $1,750,000 for the nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease was primarily due to an increase in capitalized internal development costs during the third quarter of 2015 compared to 2014; the increase for the nine months was primarily due to accelerated restricted stock vesting for the Company's retiring Chief Executive Officer (CEO) and various costs associated with the CEO succession.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three and nine months ended September 30, 2015 and 2014 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2015	2014	2015	2014
		(In thousands)
Upgrade on Acquisitions	40 yrs	$2	128	5	182
Tenant Improvements:
New Tenants	Lease Life	3,036	947	6,846	4,921
New Tenants (first generation) (1)	Lease Life	2	173	51	174
Renewal Tenants	Lease Life	450	475	1,447	1,728
Other:
Building Improvements	5-40 yrs	1,185	961	3,182	2,345
Roofs	5-15 yrs	1,269	1,009	6,521	3,159
Parking Lots	3-5 yrs	369	48	560	265
Other	5 yrs	332	147	716	267
Total Capital Expenditures		$6,645	3,888	19,328	13,041

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2015	2014	2015	2014
		(In thousands)
Development	Lease Life	$635	717	2,338	1,816
New Tenants	Lease Life	863	1,265	2,723	2,897
New Tenants (first generation) (1)	Lease Life	—	190	(27)	190
Renewal Tenants	Lease Life	883	1,522	2,892	3,619
Total Capitalized Leasing Costs		$2,381	3,694	7,926	8,522
Amortization of Leasing Costs		$2,343	2,060	6,726	5,982

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

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

EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas, during the first nine months of 2015. During 2014, the Company sold the following operating properties: Northpoint Commerce Center in Oklahoma City, Tampa West Distribution Center VI in Tampa, Clay Campbell Distribution Center and Kirby Business Center in Houston, and two of its three Ambassador Row Warehouses in Dallas. The results of operations and gains on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on Sales of Real Estate Investments. See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ended March 31, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds comments from the Securities and Exchange Commission (SEC) addressing ASU 2015-03, as discussed above, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. EastGroup plans to adopt ASU 2015-15 in connection with its adoption of ASU 2015-03 effective January 1, 2016. The Company does not anticipate the adoption of ASU 2015-15 will have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $103,575,000 for the nine months ended September 30, 2015.  The primary other sources of cash were from borrowings on unsecured bank credit facilities and proceeds from unsecured debt.  The Company distributed $56,549,000 in common stock dividends during the nine months ended September 30, 2015.  Other primary uses of cash were for repayments on unsecured bank credit facilities, secured debt repayments, the construction and development of properties and capital improvements at various properties.

Total debt at September 30, 2015 and December 31, 2014 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(In thousands)
Secured debt	$380,715	453,776
Unsecured debt	455,000	380,000
Unsecured bank credit facilities	143,146	99,401
Total debt	$978,861	933,177

Until July 30, 2015, EastGroup had $225 million and $25 million unsecured bank credit facilities with margins over LIBOR of 117.5 basis points, facility fees of 22.5 basis points and maturity dates of January 5, 2017. The Company closed on amended credit facilities on July 30, 2015. The amended agreements expand the facilities to $300 million and $35 million, reduce the current applicable margins to 100 basis points and the current applicable facility fees to 20 basis points, and extend the maturity dates to four years from closing.

EastGroup's amended $300 million unsecured revolving credit facility is with a group of nine banks and matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2015, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2015, the weighted average interest rate was 1.198% on a balance of $130,000,000.

The Company's amended $35 million unsecured revolving credit facility matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of September 30, 2015, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2015, the interest rate was 1.193% on a balance of $13,146,000.

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

During the nine months ended September 30, 2015, the Company issued and sold 106,751 shares of common stock under its continuous equity program at an average price of $60.26 per share with gross proceeds to the Company of $6,433,000. The Company incurred offering-related costs of $200,000 during the nine months, resulting in net proceeds to the Company of $6,233,000. As of October 19, 2015, the Company has 8,646,849 shares of common stock remaining to sell under the program.

In October 2015, EastGroup issued $75 million of senior unsecured private placement notes with two insurance companies. The 10-year notes have a weighted average interest rate of 3.98% with semi-annual interest payments. The Company used the proceeds of the notes to reduce borrowings on its variable rate unsecured bank credit facilities. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2014, did not materially change during the nine months ended September 30, 2015, except for the increases in Unsecured Bank Credit Facilities and Unsecured Debt and the decrease in Secured Debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2015.

	October – December 2015	2016	2017	2018	2019		Thereafter	Total	Fair Value
Secured debt (in thousands)	$29,313	92,807	58,239	11,316	55,569		133,471	380,715	402,425	(1)
Weighted average interest rate	5.05%	5.79%	5.50%	5.21%	7.01%		4.42%	5.37%
Unsecured debt (in thousands)	$—	—	—	130,000	75,000		250,000	455,000	430,709	(1)
Weighted average interest rate	—	—	—	3.21%	2.85%		3.56%	3.34%
Unsecured bank credit facilities (in thousands)	$—	—	—	—	143,146	(2)	—	143,146	143,184	(3)
Weighted average interest rate	—	—	—	—	1.20%	(4)	—	1.20%

(1)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable rate debt matures in July 2019 and is comprised of two unsecured bank credit facilities with balances of $130,000,000 on the $300 million unsecured bank credit facility and $13,146,000 on the $35 million unsecured bank credit facility as of September 30, 2015.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of September 30, 2015.

As the table above incorporates only those exposures that existed as of September 30, 2015, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities as shown above changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $172,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2014, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2014 Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:

(10.1)
Second Amendment to Third Amended and Restated Credit Agreement dated as of July 30, 2015 by and among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 4, 2015).

	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) David H. Hoster II, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  October 19, 2015

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey, CPA
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary